Form 10-Q
period 1999-06-30
MAIL COM INC
filed 1999-08-16
CIK 1081661

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

                         Commission File Number X-XXXXX

                                 MAIL.COM, INC.
--------------------------------------------------------------------------------
               (Exact Name of Registrant as Specified in Charter)

         DELAWARE                                           13-3787073
(State or other jurisdiction                    (I.R.S. Employer Identification)
of incorporation or organization)

          11 Broadway, New York, NY                        10004
--------------------------------------------------------------------------------
    (Address of Principal Executive Office)              (Zip Code)

                                 (212) 425-4200
               (Registrant's Telephone Number Including Area Code)

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

Common stock outstanding at August 13, 1999: 33,255,943 Shares of Class A common stock and 10,000,000 shares of Class B common stock.

                                 MAIL.COM, INC.
                                      INDEX

                                                                          Page
                                                                         Number
                                                                         ------

PART I:     Financial Information

   Item 1:  Condensed Financial Statements:

              Condensed Balance Sheets as of June 30, 1999
                (unaudited) and December 31, 1998..........................  2

              Unaudited Condensed Statements of Operations for the
                three and six months ended June 30, 1999 and 1998..........  3

              Unaudited Condensed Statements of Cash Flows for
                the six months ended June 30, 1999 and 1998................  4

              Notes to Unaudited Condensed Interim Financial
                Statements............ .................................... 5-12

   Item 2:   Management's Discussion and Analysis of Financial
             Condition and Results of Operations...........................13-33

   Item 3:   Qualitative and Quantitative Disclosure about Market
             Risk..................                                         34

PART II:     Other Information

   Item 1:   Legal Proceedings............................................. 35

   Item 2:   Changes in Securities and Use of Proceeds..................... 35

   Item 3:   Defaults upon Senior Securities............................... 35

   Item 4:   Submission of Matters to a Vote of Security Holders........... 35

   Item 5:   Other Information............................................. 35

   Item 6:   Exhibits and Reports on Form 8-K.............................. 35

   Item 7:   Signatures.................................................... 35

                                 Mail.com, Inc.
                            Condensed Balance Sheets

                                                                     June 30, 1999    December 31, 1998
                                                                     -------------    -----------------
                                                                      (unaudited)
                                     ASSETS
Current assets
    Cash and cash equivalents                                        $  65,407,151      $   8,414,352
    Accounts receivable, net                                               970,888            702,065
    Prepaid expenses and other current assets                              349,966            222,577
    Receivable from sale leaseback                                              --            631,003
                                                                     -------------      -------------
        Total current assets                                            66,728,005          9,969,997
Property and equipment, net                                             15,478,558          4,341,107
Domain assets, net                                                       4,395,489          1,010,416
Partner advances                                                        22,436,853          4,714,821
Investment in affiliated companies                                         250,000            250,000
Other                                                                      294,841             58,147
                                                                     -------------      -------------
         Total assets                                                $ 109,583,746      $  20,344,488
                                                                     =============      =============

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Accounts payable                                                     9,750,677      $   1,753,582
    Accrued expenses                                                     2,431,759          1,181,613
    Accrued payroll and other related costs                              1,170,467            486,981
    Current portion of capital lease obligations                         1,335,933            479,461
    Current portion of domain asset purchase obligations                   365,092            168,582
    Deferred revenue                                                       902,737            823,908
                                                                     -------------      -------------
         Total current liabilities                                      15,956,665          4,894,127

Capital lease obligations, less current portion                          3,238,648          1,437,731
Domain asset purchase obligations, less current portion                    187,530            216,886
Deferred revenue                                                         1,035,466          1,080,737
Redeemable convertible preferred stock, $0.01 par value;
  Class C - 12,000,000 shares authorized; 0 and 3,776,558
  shares issued and outstanding at June 30, 1999 and
  December 31,1998, respectively, with an aggregate
  liquidation preference of $0 and $13,047,650 as of
  June 30, 1999 and December 31, 1998, respectively                             --         13,047,650

Stockholders' equity (deficit):
Convertible preferred stock $0.01 par value;
  60,000,000 shares authorized:
    Class A - 12,000,000 shares authorized; 0 and 6,185,000
      shares issued and outstanding at June 30, 1999 and
      December 31, 1998, respectively, with an aggregate
      liquidation preference of $0 and $7,647,580 at
      June 30, 1999 and December 31, 1998, respectively                         --             61,850
Common stock, $0.01 par value; 130,000,000 shares authorized
  Class A - 120,000,000 shares authorized; 32,103,528 and
    5,931,405 shares issued and outstanding at June 30, 1999
    and December 31, 1998, respectively                                    321,035             59,314
  Class B - 10,000,000 shares authorized, issued and outstanding at June 30, 1999 and December 31,1998; with an aggregate
   liquidation preference of $1,000,000                                    100,000            100,000
Additional paid in capital                                             120,625,560         16,537,440
Stock subscriptions receivable                                                  --               (500)
Deferred compensation                                                   (1,447,244)        (1,025,399)
Accumulated deficit                                                    (30,433,914)       (16,065,348)
                                                                     -------------      -------------
         Total stockholders' equity (deficit)                           89,165,437           (332,643)
                                                                     -------------      -------------
Commitments and contingencies
         Total liabilities and stockholders' equity (deficit)        $ 109,583,746      $  20,344,488
                                                                     =============      =============

See accompanying notes to interim condensed financial statements.

                                 Mail.com, Inc.
                       Condensed Statements of Operations
                                   (Unaudited)

                                                        Three Months Ended                 Six Months Ended
                                                           June 30,                           June 30,
                                                -----------------------------     -----------------------------
                                                        1999             1998             1999             1998
                                                        ----             ----             ----             ----
Revenues                                        $  2,057,010     $    139,094     $  3,242,949     $    219,507

Operating expenses:
  Cost of revenues                                 2,178,518          592,677        3,656,208          944,342
  Sales and marketing                              3,905,787          520,139        7,496,423          792,789
  General and administrative                       2,634,048          489,082        3,998,946          764,288
  Product development                              1,409,561          277,750        2,586,520          496,042
                                                ------------     ------------     ------------     ------------
     Total operating expenses                     10,127,914        1,879,648       17,738,097        2,997,461

     Loss from operations                         (8,070,904)      (1,740,554)     (14,495,148)      (2,777,954)

Other income (expense):
  Gain on sale of investment                              --          438,000               --          438,000
  Other income                                       189,465           26,475          304,369           33,380
  Interest expense                                   (79,064)         (20,265)        (177,787)         (33,633)
                                                ------------     ------------     ------------     ------------
     Total other income, net                         110,401          444,210          126,582          437,747
                                                ------------     ------------     ------------     ------------

Net loss                                          (7,960,503)      (1,296,344)     (14,368,566)      (2,340,207)

Cumulative dividends on settlement of
  contingent obligations to preferred
  stockholders                                    14,555,646               --       14,555,646               --
                                                ------------     ------------     ------------     ------------

Net loss attributable to common stockholders    $(22,516,149)    $ (1,296,344)    $(28,924,212)    $ (2,340,207)
                                                ============     ============     ============     ============

Basic and diluted net loss per common share     $      (1.09)    $      (0.09)    $      (1.56)    $      (0.17)
                                                ============     ============     ============     ============

Weighted average basic and diluted shares
  outstanding                                     20,605,412       14,110,087       18,531,509       14,105,165
                                                ============     ============     ============     ============

See accompanying notes to interim condensed financial statements.

                                 Mail.com, Inc.
                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                         Six Months Ended
                                                                             June 30,
                                                                      1999             1998
                                                                 ------------     ------------
Cash flows from operating activities:
  Net loss                                                       $(14,368,566)    $ (2,340,207)
  Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
    Non-cash charges related to partner agreements
         and vendor services                                        3,473,887          128,425
    Non-cash compensation                                              34,238               --
    Depreciation and amortization                                     981,690          405,570
    Amortization of domain assets                                     312,957           90,068
    Amortization of deferred compensation                             218,258               --
    Write-off of GeoCities contract                                   500,000               --
    Provision for doubtful accounts                                    45,000               --
  Changes in operating assets and liabilities:
      Accounts receivable                                            (313,823)         (14,872)
      Prepaid expenses and other current assets                      (127,389)          34,228
      Other assets                                                   (236,694)         (77,050)
      Accounts payable                                              7,997,095           90,369
      Accrued expenses                                              1,250,146         (109,491)
      Accrued payroll and other related costs                         683,486           (6,209)
      Deferred revenue                                                 78,829          387,229
                                                                 ------------     ------------
        Net cash provided by (used in) operating activities           529,114       (1,411,940)

  Cash flows from investing activities:
    Purchases of domain assets                                       (943,030)        (182,697)
    Proceeds from sale leaseback                                    3,691,536          146,345
    Purchases of property and equipment                           (12,119,141)      (1,196,240)
                                                                 ------------     ------------
        Net cash used in investing activities                      (9,370,635)      (1,232,592)

  Cash flows from financing activities:
    Net proceeds from issuance of Class A, C and E
         preferred stock                                           15,164,895        4,715,479
    Net proceeds from issuance of Class A common
         stock related to initial public offering                  43,212,245               --
    Proceeds from issuance of Class A common stock in
         connection with the exercise of warrants and options       7,889,680               --
    Payments under capital lease obligations                         (403,144)        (240,241)
    Due to officer                                                         --         (200,000)
    Payments under domain asset purchase obligations                  (29,356)         (10,120)
                                                                 ------------     ------------
         Net cash provided by financing activities                 65,834,320        4,265,118
                                                                 ------------     ------------

Net increase in cash and cash equivalents                          56,992,799        1,620,586
Cash and cash equivalents at beginning of the period                8,414,352          909,718
                                                                 ------------     ------------
Cash and cash equivalents at the end of the period               $ 65,407,151     $  2,530,304
                                                                 ============     ============

Supplemental disclosure of non-cash information:
    During the six month periods ending June 30, 1999 and 1998, the Company paid approximately $178,000 and $33,000, respectively, for interest.
Non-cash investing activities:
    During the six months ended June 30, 1999, the Company purchased domain assets with 355,000 shares of Class A common stock. This action resulted in a non-cash investing activity of $2,555,000.
    During the six month periods ending June 30, 1999 and 1998, the Company issued 3,126,189 and 29,528 shares, respectively, of its common stock in connection with some of its Mail.com partner agreements and vendor services. These transactions resulted in a non-cash investing activity of approximately $20,910,000 and $103,000 for the six month periods June 30, 1999 and 1998, respectively.
Non-cash financing activities:
    The Company entered into various capital leases for computer equipment.
      These capital lease obligations resulted in non-cash financing activities aggregating $3,061,000 and $247,000 for the six month periods ending June 30, 1999 and 1998, respectively.
    The Company is obligated under various agreements to purchase domain assets.
      These obligations resulted in non-cash financing activities aggregating $197,000 and $0 for the six month periods ending June 30, 1999 and 1998, respectively.

See accompanying notes to condensed interim financial statements.

                                 Mail.com, Inc.
                Notes To Unaudited Condensed Financial Statements
                                   (Unaudited)

(1)   Summary of Operations and Significant Accounting Policies

(a)   Summary of Operations

      Mail.com, Inc. (the "Company" or "Mail.com") is a provider of free and pay email services and functions to Web users. The Company provides Web users with its email messaging services primarily through its own Web sites and its network of third-party Web site partners ("Mail.com Partners"). The Company generates revenues primarily from advertising, direct response marketing and e-commerce offerings and from premium services offered on a subscription basis. The Company has assembled a portfolio of approximately 1,200 domain names.

      In addition to providing email services, Mail.com provides domain name trading services through its Best Domains Web site. Best Domains is a trading site for domain names on the Internet.

(b)   Initial Public Offering

      On June 17, 1999, the Company completed its initial public offering, which resulted in the issuance of 6,850,000 shares of its Class A common stock at $7.00 per share and realized net proceeds of $43.2 million.

(c)   Unaudited Interim Financial Information

      The interim financial statements as of June 30, 1999 and for the three and six months ended June 30, 1999 have been prepared by the Company and are unaudited. In the opinion of management, the unaudited interim financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position of Mail.com as of June 30, 1999 and the results of its operations for the three and six months ended June 30, 1999 and its cash flows for the six month periods ending June 30, 1999 and 1998. The financial data and other information disclosed in these notes to the financial statements related to these periods are unaudited. The results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results to be expected for any subsequent quarters or the fiscal year ending December 31, 1999. The balance sheet at December 31, 1998 has been derived from audited financial statements at that date.

      Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. It is suggested that these unaudited interim financial statements be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 1998 as included in the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission in June 1999.

(d)   Use of Estimates

      The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(e)   Cash and Cash Equivalents

      The Company considers all highly liquid securities, with original maturities of three months or less when acquired, to be cash equivalents.

(f)   Domain Assets and Registration Fees

      A domain name is the part of an email address that comes after the @ sign (for example, if membername@mail.com is the email address then "mail.com" is the domain name). Domain assets represent the purchase of domain names and are amortized using the straight-line method over their economic useful lives, which has been estimated to be five years. Domain assets are stated at cost. Domain assets acquired in exchange for future payment obligations are stated at the net present value of such payments using a discount rate of 8.5%. The associated payment obligation is also recorded at the net present value of the payment obligations . Payment terms vary from two to seven years. Amortization of domain assets is charged to cost of revenues. The Company's policy is to evaluate its domain assets prior to paying its annual registration renewal fees. Any impairment is charged to cost of revenues. Retirements, sales and disposals of domain assets are recorded by removing the cost and accumulated amortization with the resulting amount charged to cost of revenues.

      The Company pays domain name registration fees in advance to InterNIC, a cooperative activity between the US government and Network Solutions, Inc., which is the national registry for domain names in the US. Payment of these fees ensures legal ownership and registration of domain names. The initial registration period is for a two year period with subsequent one year renewal periods. These costs are deferred and amortized over the related registration period.

(g)   Revenue Recognition

      The Company's revenues are derived principally from the sale of banner advertisements. Other advertising revenue sources include up-front placement fees and promotions. The Company's advertising products currently consist of banner advertisements that appear on pages within the Company's properties, promotional sponsorships that are typically focused on a particular event and merchant buttons on targeted advertising inventory encouraging users to complete a transaction. Advertising was a new source of revenue in 1998. Previously, the main source of revenue was subscription services. For the three and six months ended June 30, 1999, revenue from advertising approximated $1.8 million and $2.8 million, respectively, while there was no advertising revenue in comparable periods during 1998. Advertising revenue is recognized as impressions are delivered providing collection is probable. Up-front placement fees represent funds received upon commencement of the contract. Such fees are recorded as deferred revenue and amortized ratably to revenue over the term of the contract.

      The Company attempts to sell all available advertising space through a combination of advertisements that are sold on either a cost per thousand ("CPM") basis whereby the advertiser pays an agreed upon amount for each thousand advertisements or on a cost per action basis whereby revenue is generated only if the member responds to the advertisement with an action such as by "clicking" on the advertisement or purchasing the product advertised. In a CPM based advertising contract, revenue is recognized ratably as advertisements or impressions are delivered. In a cost per action contract, revenue is recognized as members "click" or otherwise respond to the advertisement. In instances where revenue is the result of a purchase by a member, revenue is recognized after the item is purchased based upon notification from the vendor.

      The Company trades advertisements on its Web properties in exchange for advertisements on the Internet sites of other companies. Barter revenues and expenses are recorded at the fair market value of services provided or received, whichever is more determinable in the circumstances. Revenue from barter transactions is recognized as income when advertisements are delivered on the Company's Web properties. Barter expense is recognized when the Company's advertisements are run on other companies' Web sites, which is typically in the same period when the barter revenue is recognized. Barter revenues and expenses were approximately $111,000 and $87,000, and $255,000 and $212,000,
respectively, during the three and six months ended June 30, 1999, while there was no barter revenue and expenses in comparable periods in 1998.

      Subscriptions services are deferred and recognized ratably over the term of the subscription periods of one, two and five years as well as eight years for its lifetime subscriptions. Commencing March 10, 1999, the Company no longer offers lifetime memberships and only offers monthly and annual subscriptions. Deferred revenues principally consist of subscription fees received from members for use of the Company's premium email services. The Company is obligated to provide any enhancements or upgrades it develops and other support in accordance with the terms of the applicable Mail.com Partner agreements. Revenues from email subscriptions were approximately $146,000 and $274,000 for the three and six months ended June 30, 1999, respectively, and approximately $69,000 and $110,000 for the three months and six months ended June 30, 1998, respectively.

      Revenues from the sale of domain names are recognized at the time when the ownership of the domain name is transferred provided that no significant Company obligation remains and collection of the resulting receivable is probable. Revenues from the sale of domain names and other related services were approximately $74,000 and $125,000 for the three and six months ended June 30, 1999, respectively, and approximately $44,000 and $73,000 for the three and six months ended June 30, 1998, respectively.

(h)   Financial Instruments and Concentration of Credit Risk

      Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents and accounts receivable. At December 31, 1998 and June 30, 1999, the fair value of these instruments approximated their financial statement carrying amount because of the short-term maturity of these instruments. Substantially all of the Company's cash equivalents were invested in money market accounts. The Company has not experienced any significant credit loss to date. One advertiser accounted for 13% of our revenue for the six months ended June 30, 1999. Revenues from the Company's five largest advertisers accounted for an aggregate of 48% of our revenues for the six months ended June 30, 1999. There was no advertising revenue in the comparable period in 1998.

(i)   Basic and Diluted Net Loss Per Share

      Loss per share is presented in accordance with the provisions of SFAS No. 128, "Earnings Per Share", and the Securities and Exchange Commission Staff Accounting Bulletin No. 98. SFAS No. 128 replaced the presentation of primary and fully diluted earnings (loss) per share (EPS), with a presentation of basic EPS and diluted EPS. Under SFAS No. 128, basic EPS excludes dilution for common stock equivalents and is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. Diluted net loss per share is equal to basic loss per share since all common stock equivalents are anti-dilutive for each of the periods presented. Diluted net loss per common share for the three and six months ended June 30, 1999 and 1998 does not include the effects of options to purchase 8,185,921, 8,185,921, 6,223,428, and 6,223,428 shares of common stock, respectively; 1,218,899, 1,218,899, 20,000, and 20,000 common stock warrants, respectively; and 0, 0, 6,185,000, and 6,185,000 of convertible preferred shares, respectively.

      Net loss applicable to common stock for the three and six month periods ended June 30, 1999 has been increased to give effect to $14,555,646 of cumulative dividends on the settlement of contingent obligations to preferred stockholders to the date of the June 1999 initial public offering.

(j)   Stock Split

      Effective September 30, 1998, the Company authorized and implemented a 2-1 stock split of all preferred and common stock.

      Accordingly, all shares and per share amounts in the accompanying financial statements have been restated to effect the stock split.

(k) Recent Accounting Pronouncements

      In June 1997, the Financial Accounting Standards Board issued SFAS
No. 131, "Disclosure About Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public enterprises report information about operating segments. It also establishes standards for related disclosures about products, and services, geographic area and major customers. We have determined that we do not have any separately reportable segments.

      In June 1998, the Financial Accounting Standards Board issued SFAS
No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. During 1999 the Financial Accounting Standards Board issued SFAS No. 137 which extends the effective date of SFAS No. 133. SFAS No. 137 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. We do not expect this statement to affect us, as we do not have any derivative instruments or hedging activities.

(2)   Balance Sheet Components

      Property and equipment, including equipment under capital leases, are stated at cost and are summarized as follows:

                                                        June 30,    December 31,
                                                        --------    ------------
                                                          1999          1998
                                                          ----          ----
                                                       (unaudited)

Computer equipment and software, including amounts
   related to capital leases of $5,412,980 and
  $2,352,447, respectively .........................   $17,220,100   $ 5,174,889
Furniture and fixtures .............................        60,707        38,769
Leasehold improvement ..............................        76,042        24,050
                                                       -----------   -----------
                                                        17,356,849     5,237,708

Less accumulated depreciation and
  amortization, including amounts
  related to capital leases of
  $1,027,126 and $484,841, respectively ............     1,878,291       896,601
                                                       -----------   -----------
    Total ..........................................   $15,478,558   $ 4,341,107
                                                       ===========   ===========

      Domain assets consist of the following:

                                                        June 30,    December 31,
                                                        --------    ------------
                                                          1999          1998
                                                          ----          ----
                                                       (unaudited)

Domain names .......................................   $ 5,012,938   $ 1,314,908
Less accumulated amortization ......................       617,449       304,492
                                                       -----------   -----------
    Domain assets, net .............................   $ 4,395,489   $ 1,010,416
                                                       ===========   ===========

In connection with acquisition of domain assets, the Company has entered into various domain asset purchase agreements. In January 1999, the Company purchased the domain name "USA.com" from Lansoft for 225,000 shares of Class A common stock valued at $5.00 per share totaling $1,125,000. In the second quarter of 1999, the Company issued 130,000 common shares valued at $11.00 per share plus $1,143,000 in connection with its acquisition of domain name assets, for approximately $2.6 million in the aggregate.

      Accrued expenses consist of the following:

                                                        June 30,    December 31,
                                                        --------    ------------
                                                          1999          1998
                                                          ----          ----
                                                       (unaudited)

Partner payments due ...............................   $   588,907   $   721,587
Professional services and consulting fees ..........     1,037,265       128,118
Software obligation ................................       362,500            --
Sales commissions ..................................        47,168        20,500
Travel and entertainment ...........................        76,961        77,825
Other ..............................................       318,958       233,583
                                                       -----------   -----------
    Total ..........................................   $ 2,431,759   $ 1,181,613
                                                       ===========   ===========

(3)   Partner Agreements

      The Company has entered into many partner agreements. Included in these agreements are percentage of revenue sharing agreements, miscellaneous fees and other customer acquisition costs with Mail.com Partners. The revenue sharing agreements vary for each party but typically are based on selected revenues, as defined, or on a per sign-up basis. As of June 30, 1999 and December 31, 1998, the Company owes approximately $589,000 and $722,000, respectively, to various Mail.com Partners under such agreements. Such amounts are included in accrued expenses in the balance sheet.

      The Company has issued stock to some of its Mail.com Partners and capitalizes such issuances when the measurement date for such stock grants is fixed and there is a sufficient disincentive to breach the contract in accordance with Emerging Issues Task Force Abstract No. 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." Such amounts are amortized ratably over the length of the contract commencing on the site launch date.

      In August 1998, the Company entered into a two year agreement with CNN. In consideration of the advertising, subscription and customer acquisition opportunities, CNN received 253,532 shares of Class A common stock upon the commencement of the contract at $3.50 per share, the fair market value of Mail.com's common stock on the date of grant, or $887,362. CNN also has the right to receive a portion of the Company's selected revenues under the agreement, as defined. The value of the stock issuance has been recorded in the balance sheet as partner advances and is amortized ratably to amortization expense over the contract term. The launch of the services coincided with the contract date.

      In September 1998, the Company entered into an agreement with GeoCities. In consideration of the advertising, subscription and customer acquisition opportunities under this agreement, GeoCities received 1,000,000 shares of Class A common stock upon the commencement of the contract valued at $3.50 per share, the fair market value of Mail.com's common stock on the date of grant, or $3,500,000. The Company was also required to pay GeoCities $1.5 million in three installments, the first of which was paid in December 1998. The value of the stock issuance and cash payments have been recorded in the 1998 balance sheet as partner advances and would have been amortized ratably to amortization expense over the contract term commencing upon the launch of the services under the agreement. After the Company entered into the agreement, Yahoo! announced its agreement to acquire GeoCities. In May 1999, the Company and GeoCities cancelled and rescinded their agreement. As a result of the cancellation and rescission of the agreement, GeoCities retained the $500,000 non-refundable fee that the Company paid under the contract, but returned to the Company the 1,000,000 shares of Class A common stock issued to them. Accordingly, the Company reversed the issuance of the 1,000,000 shares and recorded the $500,000 write-off in May 1999. In addition, the Company has agreed to deliver advertisements over its network on behalf of GeoCities, and GeoCities has agreed to pay the Company $125,000 per month for sixteen months, representing $2,000,000 in the aggregate.

      The Company issued an additional 577,628 and 482,282 shares of its common stock at varying prices in 1998 and for the six months ended June 30, 1999, respectively, in connection with certain strategic partnership agreements. When stock issuances are either contingent upon the achievement of certain targets or the measurement date is not fixed, the Company expenses the issuance of such stock at the time such stock is issued or the targets are achieved at the then fair market value of the Company's stock.

      Prior to May 1, 1999, the Company was required to issue to CNET, Snap and NBC Multimedia shares of its Class A common stock based on the number of members who registered at their sites. On May 1, 1999, the Company entered into an agreement to settle in full its contingent obligation to issue shares of Class A common stock to CNET, Snap and NBC Mutlimedia as described above. Pursuant to this agreement, the Company issued upon the closing of the initial public offering 2,368,907 shares of Class A common stock at a value of $7.00 per share in the aggregate to CNET and Snap and 210,000 shares of Class A common stock at a value of $7.00 per share to NBC Multimedia. The Company is capitalizing the issuance of these shares and is ratably amortizing the amount over the period from the closing of the initial public offering (June 23, 1999) through May 2001.

      Certain Mail.com Partner agreements require minimum cash payments which aggregated $4.6 million of which $1.6 million is due in 1999 and $3.0 million is due in 2000. Additional amounts become payable to certain Mail.com Partners upon achieving varying member levels.

(4)   Leases

      The Company sold certain assets for approximately $3,700,000, and $26,000 for the six months ended June 30, 1999 and 1998, respectively, and approximately $1,500,000 and $0 for the three months ended June 30, 1999 and 1998, respectively. The assets were leased back from the purchaser over 3-4 years. The Company leases facilities and certain equipment under agreements accounted for as operating leases.

(5)   Capital Stock

Initial Public Offering

      On June 17, 1999, the Company completed its initial public offering which resulted in the issuance of 6,850,000 shares of its Class A common stock at $7.00 per share and realized net proceeds of $43.2 million.

Class E Preferred Stock

      In March 1999, the Company completed a private placement of 3.2 million shares of Class E preferred stock at $5.00 per shares for net proceeds of approximately $15,200,000. These shares automatically converted on a one-for-one basis (before giving effect to the conversion price adjustment described below) to an equivalent number of Class A common shares upon the closing of the IPO. As a result of an adjustment to the conversion price made immediately prior to the consummation of the IPO, the Class E shareholders received an additional 166,439 shares of Class A common stock upon conversion of the Class E preferred stock at the closing of the IPO.

Conversion

      Upon the closing of the Company's initial public offering on June 23, 1999, 6,185,000 and 3,776,558 shares of Class A and C convertible preferred stock, respectively, representing all of the outstanding shares of the convertible preferred stock, automatically converted on a one-for-one basis into 9,961,558 shares of Class A common stock (before giving effect to the adjustments described below). In addition, the 3.2 million Class E preferred shares automatically converted into the same number of Class A common stock (before giving effect to the adjustments described below). Further, the holders of Class A, C and E preferred stock received an additional 968,800, 944,139 and 166,439, Class A common shares, respectively, upon conversion of such preferred stock at the closing of the initial public offering.

(6)   ATT Warrant

      Under a letter agreement dated May 26, 1999, AT&T Corp. and the Company have agreed to negotiate in good faith to complete definitive agreements to establish a strategic relationship. On July 26, 1999, both parties entered into an interim agreement to provide e-mail services to select corporate IP Services customers. Both parties are working toward a definitive agreement that will include additional corporate customers and a broader set of e-mail services. Under the strategic relationship, AT&T Corp. would offer our email outsourcing services to AT&T Corp.'s new and existing corporate customers who purchase Internet connection services from AT&T Corp. subject to any conditions that may be included in the definitive agreements. These services would not contain any advertising or promotional messages. Mail.com would agree not to integrate or customize its email outsourcing technology for these services with any third party until December 31, 1999. Mail.com would retain the right during this period, however, to distribute its non-customized services to corporate customers both under its own brand name and other parties' brand names if these other parties do not need to integrate or customize our technology. At AT&T Corp.'s request, Mail.com would also agree to work with AT&T on a preferred basis to develop and integrate technologies for services such as email, voicemail, telephony, paging and voice conferencing. AT&T Corp. or the Company may terminate the letter agreement without further liability if definitive agreements are not entered into on or before August 31, 1999. Under the letter agreement, the Company issued warrants to purchase 1,000,000 shares of Class A common stock at $11.00 per share. AT&T Corp. may exercise the warrants at any time on or before December 31, 2000 regardless of whether the Company enters into definitive agreements for the strategic relationship. If under the proposed strategic relationship AT&T Corp. provides more than 30,000 active emailboxes with the Company's managed messaging service on or before December 31, 2000, AT&T Corp. may pay the exercise price of the warrants by exchanging warrants in lieu of cash. AT&T Corp. may not sell or otherwise transfer to a third party the warrants or the shares issuable upon exercise of the warrants until the earlier of May 26, 2004 or the date that it provides more than 30,000 active emailboxes if this date is on or before December 31, 2000. In addition, AT&T Corp. has agreed that it will not sell or otherwise transfer the warrants or the Class A common stock for 180 days after our initial public offering.

      The Company has incurred non-cash accounting charges of approximately $4.3 million in the aggregate as a result of the issuance of these warrants. The Company will amortize these charges over the term of any definitive agreement entered into with AT&T Corp. If the Company does not enter into a definitive agreement, the non-cash charges will be expensed in the fiscal quarter in which both parties have ceased negotiations for the proposed strategic relationship.

(7)   CNET/NBC Stock Warrant

      In 1998, the Company entered into a partner agreement with CNET, Inc. which was amended shortly thereafter to include the newly formed Snap, LLC. During March 1999, Snap assigned their rights to NBC Multimedia. As part of this agreement, on November 6, 1998 , warrants for an aggregate of 1,500,000 Class A common shares were granted at an exercise price of the lesser of $5.00 per share (the fair market value at the date of grant) or the IPO price. In March 1999, CNET and NBC Multimedia exercised their warrants in accordance with this agreement by placing the proceeds of $7.5 million in an escrow account. With the closing of the initial public offering on June 23, 1999, funds from the exercise of the warrants were disbursed to the Company and the shares of the Class A common stock relating to the warrants were issued to CNET and NBC Multimedia.

(8)   Subsequent Events

      On July 12, 1999, the Company's underwriters exercised their over-allotment option of 1,027,500 additional shares of the Company's Class A common stock at $7.00, which realized net proceeds of approximately $6.7 million to the Company.

      On July 14, 1999, the Company entered into an agreement with 3Cube, Inc. (an email to fax technology company) to establish a strategic and commercial relationship. Pursuant to the agreement, the Company paid $1 million in cash and issued 80,083 shares of its Class A common stock in exchange for 136,720 shares of 3Cube, Inc. Series A convertible preferred stock and 170,724 shares of Series B convertible preferred stock, the aggregate of which represents less than 20% of 3Cube, Inc. The Company recorded this transaction under the cost method.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations of Mail.com contains forward-looking statements relating to future events and future performance of Mail.com within the meaning of section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Stockholders are cautioned that such statements involve risks and uncertainties. Mail.com's actual results and timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under "RISK FACTORS THAT MAY AFFECT FUTURE RESULTS" and elsewhere in this report and in Mail.com's other public filings made with the Securities and Exchange Commission.

OVERVIEW

Mail.com is a global provider of email services. Our basic email services are free to our members. We generate revenues primarily from advertising related sales, including direct marketing and e-commerce promotion. We also generate revenues from subscription services, such as increased storage capacity, and from email service outsourcing fees. In June 1999, we delivered approximately 100 million email messages to our members and delivered approximately 300 million advertisements.


Prior to 1998, we generated most of our revenues from subscription services and trading of domain names. We collect subscriptions by charging members' credit cards in advance, usually after a 30-day trial period. Until recently, we offered one-year, two-year, five-year and lifetime subscription periods. During March 1999, we increased our subscription rates and began offering only monthly and annual subscriptions. We record subscriptions as deferred revenues and recognize the revenues ratably over the term of the subscription. We use an eight-year amortization period for lifetime subscriptions. We recognize revenues from the sale of domain names at the time of sale. We offer a 30-day trial period for certain subscription services. We do not recognize any revenue during such period. We provide pro rated refunds and chargebacks to subscription members who elect to discontinue their service. The actual amount of refunds and chargebacks approximated our expectations for all periods presented.

During 1998, our member base became large enough to provide a platform for advertising related sales. During the first six months of 1999, we generated 88% of our revenues from advertising related sales and 8% from our subscription services. We also generated a small portion of our revenues from the sale of domain name assets and from email service outsourcing fees. Although revenues from email outsourcing fees have been insignificant to date, we will seek to increase these revenues in the future.

We price advertisements based on a variety of factors, including whether the advertising is targeted to a specific category of members or whether it is run across our entire network. We attempt to sell all of our available advertising space, or inventory, through a combination of advertisements that we sell on either a "cost per thousand" or "CPM" basis, or a "cost per action" basis. Advertising sales billed on a CPM basis require that the advertiser pay us an agreed amount for each 1,000 advertisements delivered. We do not generate income from advertising sales billed on a "cost per action" basis unless the member responds to the advertisement with an action, such as by "clicking" on the advertisement or purchasing the product advertised. In a CPM-based advertising contract, we recognize revenues from advertising sales ratably as we deliver individual advertisements or impressions. In a cost per action contract, we recognize revenues as members "click" or otherwise respond to the advertisement. In the case of contracts requiring actual sales of advertised items, we may experience delays in recognizing revenues pending receipt of data from the advertiser.

On some occasions, we have also received upfront "placement" fees from advertising related to direct marketing and e-commerce promotion. These arrangements give the customer the exclusive right to use our network to promote goods or services within their category. These exclusive arrangements generally last one year. We record placement fees as deferred revenues, and we recognize the revenues ratably over the term of the agreement.

We also engage in barter transactions. Under these arrangements, we deliver advertisements promoting a third party's goods and services in exchange for their agreement to run advertisements promoting our Webmail service.

The number of advertisements that each party agrees to deliver, and hence the effective CPM, may not be equal. We recognize barter revenues ratably as the third party's advertisements are delivered to our members. We record cost of revenues ratably as our advertisements are delivered by the third party. Although our revenues and related costs of revenues will be equal at the conclusion of the barter translation, the amounts may not be equal in any particular quarter. We record barter revenues and expenses at the fair market value of either the services we provide or of those we receive, whichever is more readily determinable under the circumstances. Barter revenues were approximately 8% for the six months ended June 30, 1999 as compared to zero for the first six months of 1998. On an annual basis we anticipate that barter revenues will remain below 10%, although the actual percentage may fluctuate in any given quarter.

In most of our contracts with our partners we provide the Webmail service at no cost to the partner. In addition to assuming the costs to provide service, we also pay out a percentage (generally up to 50%) of any advertising and subscription revenues attributable to our Webmail service at the partner's site. While most of our partners share in advertising and subscription revenues on a quarterly basis during the contract term, some of our partners are compensated or have the option to be compensated based on the number of member registrations. These contracts call for us to pay an amount in cash and/or shares of our Class A common stock for each member registration or confirmed member registration at the partner's site. In addition, under some of our contracts we pay our partners guaranteed minimum amounts and/or upfront or scheduled payments, usually in the form of sponsorship or license fees. Because we expect to retain at contract termination most of the members that establish emailboxes, we account for both revenue sharing and per-member costs as customer acquisition costs. We record these costs as sales and marketing expenses as we incur them.

Historically, some of our contracts have required us to issue shares of Class A common stock, usually based upon the number of member registrations during the preceding quarter or upon the achievement of performance targets. We record the non-cash expense as of the date we issue the stock or as of the date the targets are achieved, at the then fair market value of our stock. These expenses aggregated approximately $117,000 and $2,364,000 for the three and six months ended June 30,1999, respectively, while they were zero for the comparable periods in 1998. The majority of these expenses and related contingency was with our contracts with CNET, Snap, and NBC Multimedia. On April 30, 1999, we entered into an agreement to settle in full a contingent obligation to issue shares of Class A common stock to CNET, Snap and NBC Multimedia. Under this settlement, we issued upon the closing of our IPO an aggregate of 2,368,907 shares of Class A common stock to CNET and Snap and 210,000 shares of Class A common stock to NBC Multimedia.

Under an agreement with CNN we issued shares of our Class A common stock upon execution of the contract. We agreed to issue the shares in anticipation of CNN's fulfillment of promotional obligations under the contract. We capitalized as a partner advance the market value of the stock we issued and amortize that amount over the length of the contract. We recorded approximately $111,000 and $222,000 of amortization expense for this agreement for the three and six months ended June 30, 1999, respectively. There was no corresponding expense in 1998. This amortization is included in sales and marketing expenses.

Under our agreement with GeoCities entered into in September 1998, GeoCities received 1,000,000 shares of Class A common stock upon the commencement of the contract in consideration of the advertising, subscription and customer acquisition opportunities. In addition to our obligation to share revenue generated from the partnership with GeoCities, we were required to pay GeoCities $1.5 million in three installments, the first of which was paid in December 1998. On May 1, 1999, GeoCities and Mail.com agreed to cancel and rescind the contract . Under this agreement, GeoCities retained the non-refundable fee that we paid to it under the agreement and we are not required to pay the remaining $1 million. In addition, GeoCities returned to us the 1,000,000 shares of Class A common stock issued to them. We have also agreed to deliver advertisements over our network on behalf of GeoCities for the sixteen-month period commencing May 1999. The total payments by GeoCities for this advertising will be $125,000 per month or $2,000,000 in the aggregate over the sixteen-month period. In the second quarter of 1999, we reversed the issuance of shares and expensed the non-refundable fee previously paid to GeoCities.

In 1998, we entered into a partner agreement with CNET which was amended shortly thereafter to include Snap, a newly formed entity. Under the agreement, we were obligated to issue warrants for a total of 1.5 million shares of our Class A common stock upon achievement of a member registration target. The warrants were divided between CNET and Snap, and Snap subsequently assigned its portion to NBC Multimedia. CNET and NBC Multimedia exercised their warrants prior to our initial public offering, and upon the closing of our initial public offering on June 23, 1999, $7.5 million was transferred from an escrow account to our account and we issued the common stock to CNET and NBC Multimedia.

Under a letter agreement dated May 26, 1999, AT&T Corp. and the Company have agreed to negotiate in good faith to complete definitive agreements to establish a strategic relationship. On July 26, 1999, both parties entered into an interim agreement to provide e-mail services to select corporate IP Services customers. Both parties are working toward a definitive agreement that will include additional corporate customers and a broader set of e-mail services. Under the strategic relationship, AT&T Corp. would offer our email outsourcing services to AT&T Corp.'s new and existing corporate customers who purchase Internet connection services from AT&T Corp. subject to any conditions that may be included in the definitive agreements. These services would not contain any advertising or promotional messages. Mail.com would agree not to integrate or customize its email outsourcing technology for these services with any third party until December 31, 1999. Mail.com would retain the right during this period, however, to distribute its non-customized services to corporate customers both under its own brand name and other parties' brand names if these other parties do not need to integrate or customize our technology. At AT&T Corp.'s request, Mail.com would also agree to work with AT&T on a preferred basis to develop and integrate technologies for services such as email, voicemail, telephony, paging and voice conferencing. AT&T Corp. or the Company may terminate the letter agreement without further liability if definitive agreements are not entered into on or before August 31, 1999. Under the letter agreement, the Company issued warrants to purchase 1,000,000 shares of Class A common stock at $11.00 per share. AT&T Corp. may exercise the warrants at any time on or before December 31, 2000 regardless of whether the Company enters into definitive agreements for the strategic relationship. If under the proposed strategic relationship AT&T Corp. provides more than 30,000 active emailboxes with the Company's managed messaging service on or before December 31, 2000, AT&T Corp. may pay the exercise price of the warrants by exchanging warrants in lieu of cash. AT&T Corp. may not sell or otherwise transfer to a third party the warrants or the shares issuable upon exercise of the warrants until the earlier of May 26, 2004 or the date that it provides more than 30,000 active emailboxes if this date is on or before December 31, 2000. In addition, AT&T Corp. has agreed that it will not sell or otherwise transfer the warrants or the Class A common stock for 180 days after our initial public offering.

The Company will incur non-cash accounting charges of approximately $4.3 million in the aggregate as a result of the issuance of these warrants. The Company will amortize these charges over the term of any definitive agreement entered into with AT&T Corp. If the Company does not enter into a definitive agreement, the non-cash charges will be expensed in the fiscal quarter in which both parties have ceased negotiations for the proposed strategic relationship.

Although we have experienced substantial growth in revenues in recent periods, we will incur substantial losses for the foreseeable future. As of June 30, 1999, we had an accumulated deficit of approximately $30.4 million. We intend to invest heavily in sales and marketing and continued development and enhancements to our computer systems and service offerings. Our prospects should be considered in light of risks, expenses and difficulties encountered by companies in the early stages of development, particularly companies in the rapidly evolving internet market. See "Risk Factors That May Affect Future Results."

We have recorded amortization of deferred compensation of approximately $183,000 for the six months ended June 30, 1999, in connection with the grant of stock options to one of our officers. This deferral represents the difference between the deemed fair value of our common stock for accounting purposes and the exercise price of the options at the date of grant. This amount is represented as a reduction of stockholders' equity and amortized over the three-year vesting period of the applicable options. Amortization of deferred stock compensation is charged to sales and marketing expense on the statement of operations. We will amortize the remaining deferred compensation over the remaining vesting period of approximately two and one half years.

We have recorded additional deferred compensation of approximately $640,000 and amortization of deferred compensation of approximately $35,000 in the second quarter ended June 30, 1999 in connection with the grant of 110,150 stock options to some employees. This deferral represents the difference between the deemed fair value of our common stock for accounting purposes, in this case $7.00-$11.00 per share, and the $5.00 per share exercise price of the options at the date of grant. We will amortize the deferred compensation over the four-year vesting period of the applicable options.

In light of the evolving nature of our business and our limited operating history, we believe that period-to-period comparisons of our revenues and operating results are not meaningful and should not be relied upon as indications of future performance. We believe that advertising sales in traditional media, such as television and radio, generally are lower in the first calendar quarter. Our revenues are also affected by seasonal patterns in advertising, which would become more noticeable if our revenue growth does not continue at its recent rate. We do not believe that our historical growth rates are indicative of future results.

RESULTS OF OPERATIONS
Three and Six Months Ended June 30, 1999 and 1998

Revenue

Revenues for the three months and six months ended June 30, 1999 were $2.1 million and $3.2 million, respectively, as compared to $139,000 and $220,000, respectively, for the three and six months ended June 30, 1998. These increases of $2.0 million and $3.0 million, respectively, were due primarily to commencing advertising sales in the second half of 1998. Our members established approximately 1.3 million emailboxes during the second quarter of 1999 and 2.4 million for the first six months of 1999, as compared to 0.6 million and 1.2 million for the three and six months ending June 30, 1998, respectively. The cumulative total of emailboxes established approximates 6.3 million as of June 30, 1999.

Advertising revenues for the three and six months ended June 30, 1999 were $1.8 million and $2.8 million, respectively, while there were no advertising revenues in the comparable periods during 1998. For the three and six months ended June 30, 1999, approximately 15% and 13%, respectively, of our revenue came from one advertiser. Revenue for the Company's five largest advertisers accounted for approximately 54% and 48% of our revenues for the three and six months ended June 30, 1999, respectively. For the three and six months ended June 30, 1999 approximately $111,000 and $255,000, respectively, were barter revenues, while there was no barter revenue in comparable periods in 1998.

Our revenues from subscription services were $146,000 and $274,000, respectively, for the three and six months ended June 30, 1999, an increase from $69,000 and $110,000, respectively, for the three and six months ended June 30, 1998. Other revenue, primarily the sale or leasing of domain names, was $74,000 and $125,000, respectively, for the three and six months ended June 30, 1999 and $77,000 and $110,000 for the three and six months ended 1998.


OPERATING EXPENSES

Cost of Revenues

Cost of revenues for the three and six months ended June 30, 1999 were $2.2 million and $3.7 million, respectively, as compared to $0.6 million and $0.9 million, respectively, for the comparable periods in 1998. Cost of revenues consists primarily of costs incurred in the delivery and support of our email service, including depreciation of equipment used in our computer systems, the cost of telecommunications service, and personnel costs associated with our systems, databases and graphics. Cost of revenues also includes costs associated with licensing third party network software. In addition, we report the cost of barter trades, amortization of domain assets, and the cost of domain names that have been sold in cost of revenues. During the first six months of 1999, especially in the second quarter, we purchased significant amounts of capital equipment for our computer systems to accommodate the current growth and anticipate the future growth of emailboxes. During the three and six months ended June 30, 1999, barter expense was approximately $88,000 and $212,000, respectively, while there is no barter expense in comparable periods in 1998. We also substantially increased headcount in the above groups during 1999. We anticipate continuing to purchase significant amounts of hardware and software and to continue to hire technical personnel.

Sales and Marketing Expenses

Sales and marketing expenses were $3.9 million and $7.5 million, respectively, for the three and six months ended June 30, 1999 as compared to $0.5 and $0.8 million, respectively, for the comparable periods in 1998. The increase was primarily due to the expansion of our sales and marketing efforts and the increase in partner agreements with third party web sites. The largest component of sales and marketing expenses are customer acquisition costs. The costs related to customer acquisitions through the issuance of Class A common stock were approximately $0.2 million and $2.4 million, respectively, for the three and six months ended June 30, 1999 as compared to zero for the comparable periods in 1998. Customer acquisition costs for the three months ended June 30, 1999 were significantly lower than the first quarter of 1999 due to an amendment to the CNET, Snap and NBC agreement which eliminated the monthly issuance of shares during the second quarter, but issued the remainder of the shares under the contract simultaneously with the IPO. The associated value of these shares are being amortized over the subsequent two year period. We recorded approximately $0.4 million of amortization expense in connection with the issuance of these shares for the six months ended June 30, 1999. The next largest cost is advertising expenses, which reflect the launch of our advertising campaign to build our brand. The remainder of the costs in this category relate to salaries and commissions for sales, marketing, and business development personnel. We increased our sales and marketing efforts throughout the first half of 1999 and expect sales and marketing expenses to continue to increase as we continue to invest in sales and marketing personnel, expand our partner network, and build our brand name.

General and Administrative

General and administrative expenses were $2.6 million and $4.0 million, respectively, for the three and six months ended June 30, 1999 as compared to $0.5 million and 0.8 million, respectively, for the comparable periods in 1998. Included in the second quarter 1999 expenses is the write-off of a $0.5 million non-refundable fee paid to GeoCities resulting from the cancellation and rescission of our original contract and the entry into a new advertising agreement. The remainder of the increase was due to the increase in personnel and related costs, increasing customer service coverage to 24 hours per day, 7 days per week, and increased facilities costs. General and administrative expenses consist primarily of compensation and other employee costs not included in other line items, as well as overhead expenses, customer support and bad debt expense. We expect these expenses to continue to grow as necessary to support the growth of our business and to operate as a public company.

Product Development

Product development costs were $1.4 million and $2.6 million, respectively, for the three and six months ended June 30,1999 as compared to $0.3 million and $0.5 million, respectively, for the comparable periods in 1998. The increase in expenses was primarily due to increased staffing and consulting costs to add new features, design new services and redesign existing services. During the six month period ending June 30, 1999, a portion of the consulting expenses were paid through the issuance of 55,000 shares of our Class A common stock. Product development costs consist primarily of salaries and consulting services. To date, we have expensed all of our product development costs as incurred. We need to continue to invest in product development to attain our goals and as a result we expect product development expenses to increase significantly.

Other Income (Expense), Net

Other income (expense), net includes interest income from our cash investments, gain on the sale of investments and interest expense related to our capital lease obligations. Interest income of $0.2 million and $0.3 million for the three and six months ended June 30, 1999, respectively, increased from $0.02 million and $0.03 million for the comparable periods in 1998 due to higher cash balances after we completed a private placement of preferred stock in March 1999 and our Initial Public Offering in June 1999 . In 1998 we realized a gain of approximately $0.4 million when we sold shares of Lycos common stock. We received the Lycos stock as consideration in March 1998 when Lycos exercised an option to acquire our Class A preferred stock. We had granted Lycos the option when we entered into a partner contract with them in October 1997. Interest expense was $0.1 million and $0.2 million for the three and six months ended June 30, 1999, respectively, as compared to $0.02 million and $0.03 million, respectively, for the comparable periods in 1998. The increase was due to interest recorded on our capital lease obligations, as we continue to finance our computer equipment purchases

PREFERRED STOCK DIVIDEND

In March 1999, with the consent of the applicable preferred shareholders, the Company agreed if the IPO was consummated under the terms anticipated, to eliminate in full the contingent additional stock issuance obligations in exchange for the issuance of 968,800, 944,139, and 166,439 Class A common shares to shareholders who held Classes A, C and E preferred shares, respectively. This exchange happened concurrently with the IPO. Simultaneously, all of the shares of preferred stock were converted on a one-for-one basis to shares of Class A common stock.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have obtained financing through private placements of equity securities, equipment leases, and more recently through our initial public offering. In March 1999, we received net proceeds of $15.1 million from the sale of Class E convertible preferred stock. In June 1999, we received net proceeds of approximately $51.1 million from our initial public offering, concurrent share issuance to CNET and NBC Multimedia for the exercise of their warrants to purchase Class A common stock and from the exercise of some employee stock options. In July 1999, we received an additional $6.7 million when the underwriters exercised their over-allotment of shares.

Net cash provided by (used in) operating activities was $529,000 for the six months ended June 30, 1999 and ($1.4) million for the comparable periods in 1998. Cash provided from operating activities turned positive this quarter as we increased accounts payable and accrued expenses, resulting primarily from increased computer equipment and software purchases in the latter part of the second quarter of 1999.

Net cash used in investing activities was $9.4 million for the six months ended June 30, 1999 and $1.2 million for the comparable period in 1998. Net cash used in investing activities consisted primarily of purchases of computer equipment and domain name assets. Net cash provided by investing activities resulted from the sale leaseback of computer equipment. We expect that net cash used in investing activities will increase as we acquire significant new hardware and software in the future.

Net cash provided by financing activities was $65.8 million for the six months ended June 30, 1999 and $4.3 million for the comparable period in 1998. During the second quarter of 1999, $51.1 million was received from our initial public offering,the exercise of Class A common stock warrants from CNET and NBC Multimedia and from the exercise of some employee stock options. During the first quarter of 1999 $15.2 million was received in net proceeds from the sale of Class E preferred stock. During the six months ended 1998, $4.7 million was received from the issuance of Class A preferred stock.

On July 14, 1999 we purchased an equity interest of less than 20% in 3Cube, Inc. Under the agreement, we paid $1.0 million in cash and issued 80,083 shares of our Class A common stock. This agreement also included a technology licensing arrangement, whereby 3Cube would integrate its Internet facsimile technology in our email service across our partner network. If requested by them, we will provide our Webmail services on their Web site.

As of June 30, 1999 we had $65.4 million of cash and cash equivalents. Our principal commitments consist of obligations under capital leases, domain asset purchase obligations and commitments for capital expenditures. We believe that the existing cash and cash equivalents will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. Our operating and investing activities may require us to obtain additional equity or debt financing. In addition, we continue to evaluate potential acquisitions of other businesses, products, and technologies on an ongoing basis. In order to complete these potential acquisitions, we may need additional equity or debt financing in the future. Sales of additional equity securities could result in additional dilution to our stockholders.

YEAR 2000 COMPLIANCE

Our business could suffer if the systems on which we are dependent to conduct our operations are not Year 2000 compliant.

      Our potential areas of exposure include:

      o     internal information technology, including computers and software;

      o non-information technology, including telephone systems and other equipment that we use internally; and

      o external, third party systems, particularly the systems that comprise the Internet and those products and services that allow our members to access the Internet.

We have completed our initial assessment of current Year 2000 compliance for both our information and non-information technology. Based on our initial assessment, we believe all non-information technology, including security and phone systems, upon which we are materially dependent, is Year 2000 compliant. We expect to resolve any Year 2000 compliance issues relating to information technology that we use internally primarily through normal upgrades or, when necessary, through replacement of existing software with Year 2000 compliant products. We do not expect the cost of these upgrades or replacements to be material to our financial position or results of operations. If our production and operational facilities that support our own Web sites are not Year 2000 compliant, portions of our services may become unavailable. Our review of our systems has shown that there is no single component that would make our services totally unavailable. We intend to complete the testing of our technologies, replacement or correction of our non-compliant technologies and testing of any replacement or corrected technologies by October 31, 1999.

We estimate that our total cost to become Year 2000 compliant will not exceed $200,000. We have allocated this amount as follows:

      o $100,000 for a test system that is independent of our main production system;

      o     $50,000 for unplanned hardware and software upgrades; and

      o     $50,000 for unplanned consulting and software development resources.

We have not incurred any capital costs regarding Year 2000 compliance to date. We have focused our efforts on research and planning. As such, our $200,000 budget, which has been allocated from existing funds, is still fully available. Our Year 2000 budget constitutes less than 1% of our overall information technology budget. Our Year 2000 compliance efforts have not had a material impact on other information technology projects. We do not expect the financial or resource requirements necessary to achieve compliance to have a material impact on our financial condition or results of operations. However, necessary upgrades and replacements may not be completed on schedule or within estimated costs or may not successfully address our Year 2000 compliance issues. We have not engaged any third parties to verify the results of our assessments or our cost estimates.

We are unable to determine the extent to which the external, third-party systems on which our business depends may be prone to Year 2000 risks. In the event that the Internet or widespread access to the Internet is compromised because of Year 2000 problems, our services may not be available to or accessible by our members. See "Risk Factors Our computer systems, and the systems of others that we depend on, may not operate properly because of the Year 2000 problem." We are in the process of seeking verification from our key Web site and ISP partners, manufacturers and suppliers that they have either achieved or expect to achieve Year 2000 compliance. As of July 31, 1999, we have received notification from over 90% of our manufacturers and suppliers and approximately 20% of our partners that they are either Year 2000 compliant or are taking necessary steps to become Year 2000 compliant. Partners have been slow to respond to inquiries regarding Year 2000 compliance. To the extent that partners fail to provide certification that they are Year 2000 compliant by September 30, 1999, we will reevaluate our relationships. We have not engaged any independent services to verify and validate representations made by key Web sites and partners, manufacturers and suppliers. We plan to monitor progress of these entities by requesting periodic updates as they prepare for the arrival of the year 2000.

In the event that any of our partner sites are unable to operate due to Year 2000 difficulties, we could with our partner's consent offer most of the affected members the ability to bypass the partner site and access their emailbox through one of our own sites.

We do not currently have a contingency plan to deal with the worst-case scenario involving Year 2000-related failures of technologies on which we are dependent. We intend to develop a plan for this scenario by October 1, 1999. Our contingency plan will outline our plans and procedures for dealing with unanticipated difficulties resulting from Year 2000-related failures. Potential Year 2000 problems will vary in significance, ranging from minor software bugs to network failures. Our services would not be available under our worst case scenario, potentially resulting in loss of revenues and a decrease in the number of new members. Although we do not anticipate the occurrence of this worst case scenario, our contingency plan will include procedures to follow if it occurs.

If our present efforts to address the Year 2000 compliance issues are not successful, or if partners, manufacturers, suppliers and other third parties do not successfully address these issues, our business, operating results and financial position could be materially and adversely affected.

RECENT ACCOUNTING PRONOUNCEMENTS

      In June 1997, the Financial Accounting Standards Board issued SFAS
No. 131, "Disclosure About Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public enterprises report information about operating segments. It also establishes standards for related disclosures about products, and services, geographic area and major customers. We have determined that we do not have any separately reportable segments.

      In June 1998, the Financial Accounting Standards Board issued SFAS
No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. During 1999 the Financial Accounting Standards Board issued SFAS No. 137 which extends the effective date of SFAS No. 133. SFAS No. 137 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. We do not expect this statement to affect us, as we do not have any derivative instruments or hedging activities.

RISKS FACTORS THAT MAY AFFECT FUTURE RESULTS

We have only a limited operating history, and we are involved in a new and unproven industry.

We have only a limited operating history upon which you can evaluate our business and our prospects. We have offered a commercial email service since November 1996 under the name iName. We changed our company name to Mail.com, Inc. in January 1999. Our success will depend first upon the development of a viable market for email advertising and fee-based email outsourcing, and then upon our ability to compete successfully in those markets. For the reasons discussed in more detail below, there are substantial obstacles to our achieving and sustaining profitability.

We have incurred losses since inception and expect to incur substantial losses in the future.

We have generated only limited revenues to date. We have not achieved profitability in any period, and we may not be able to achieve or sustain profitability. We incurred a net loss of $12.5 million for the year ended December 31, 1998 and $14.4 million for the six months ended June 30, 1999. We had an accumulated deficit of $30.4 million as of June 30, 1999.

We expect to continue to incur substantial net losses and negative operating cash flow for the foreseeable future. We have begun and will continue to significantly increase our operating expenses in anticipation of future growth. We intend to expand our sales and marketing operations, upgrade and enhance our technology, continue our international expansion, and improve and expand our management information and other internal systems. We are making these expenditures in anticipation of higher revenues, but there will be a delay in realizing higher revenues even if we are successful. If we do not succeed in substantially increasing our revenues, our losses will continue indefinitely and will increase.

To generate increased revenues we will have to substantially increase the number of our members, which will be difficult to accomplish.

To achieve our objective of generating advertising related revenues and subscription revenues, we will have to retain our existing members and acquire a large number of new members.

We have relied upon strategic alliances with third party Web sites to attract the majority of our current members. We believe that our success will partially depend on our ability to maintain our current alliances and to enter into new ones with Web sites and ISPs on acceptable terms. We believe, however, that the opportunity to form alliances with third party Web sites that are capable of producing a substantial number of new members is diminishing. Many third party Web sites that we have identified as potential sources for significant quantities of new members already offer their visitors an email service similar to ours. We cannot assure you that we will be able to enter into successful alliances with third party Web sites or ISPs on acceptable terms or at all.

Our contracts with our Web site and ISP partners require us to incur substantial expenses.

In nearly all cases our Web site and ISP partners do not pay us to provide our services. We bear the costs of providing our services. We generate revenues by selling advertising space to advertisers who want to target our members and our ISP partners' members and by selling subscription services to these members. We pay the partner a share of the revenues we generate. In addition, a number of our contracts require us to pay significant fees or to make minimum payments to the partner without regard to the revenues we realize. If we are unable to generate sufficient revenues at our partner sites, these fees and minimum payments can cause the partner's effective share of our revenues to approach or exceed 100%. In some cases we pay our partners in shares of our Class A common stock. We will have to account for these stock issuances at the fair market value on the date of issuance, which may result in substantial sales and marketing charges in particular quarters. We cannot predict whether future relationships, or renewals of existing relationships, will be more expensive than the arrangements we have entered into to date.

We have issued warrants to purchase 1,000,000 shares of our Class A common stock to AT&T Corp. as part of a proposed strategic relationship with them, but we cannot assure you that we will enter into the strategic relationship.

Under a letter agreement with AT&T Corp. dated May 26, 1999, we issued warrants to purchase 1,000,000 shares of our Class A common stock at an exercise price of $11.00 per share. AT&T Corp. may exercise the warrants at any time on or before December 31, 2000 even if we do not enter into a strategic relationship with them. We will incur non-cash accounting charges of approximately $4.3 million in the aggregate as a result of the issuance of these warrants. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." Under the letter agreement, AT&T Corp. and Mail.com have agreed to negotiate in good faith to establish a strategic relationship. AT&T Corp. or Mail.com may terminate the letter agreement without further liability if we do not enter into definitive agreements on or before August 31, 1999. We cannot assure you that we will be able to enter into definitive agreements to implement the proposed strategic relationship. AT&T Corp. will be entitled to retain their warrants even if we do not enter into definitive agreements.

The failure to renew our partner contracts, which have limited terms, can result in the loss of members and impair our credibility.

Our partner contracts generally have one or two year terms. A partner can decide not to renew at the end of the term for a variety of reasons, including dissatisfaction with our service, a desire to switch to one of our outsourcing competitors, or a decision to provide email service themselves. Partners can also choose not to renew our contract because they have entered into a merger or other strategic relationship with another company that can provide email service. This last factor is becoming increasingly common in light of the consolidation taking place among Web sites, ISPs and other Internet-related businesses. For example, NBC Multimedia announced on May 10, 1999, that it reached an agreement with Xoom to create a new Internet services company. Under the terms of the agreement, Xoom will merge with Snap, which is jointly owned by CNET and NBC Multimedia. Xoom currently offers a free email service at its Xoom.com Web site. We cannot assure you that these partners will not seek to terminate their contractual relationships with us. The loss of a partner can be very disruptive for us for a number of reasons:

We will lose a substantial number of members. When members register for our service at a partner's Web site, the default domain name members use for their email address is typically a domain name that is owned by the partner. As of June 30, 1999, we estimate that approximately 24% of our established emailboxes have email addresses at partner-owned domain names. Upon expiration, most partners can require us to relinquish existing members with addresses at partner-owned domain names. Even those members who have selected addresses using our domain names may find it more convenient to switch to whatever replacement email service may be available at the partner's site. The loss of members due to expiration or non-renewal of partner contracts may materially reduce our revenues. Moreover, as of June 30, 1999, we estimate that approximately 18% of our emailboxes established are at the email.com domain. If CNET and Snap exercise their rights to terminate our agreement, which includes the right to terminate for convenience after May 13, 2001, we would be obligated to transfer the email.com domain name and related member information to them. If CNET and Snap terminate for convenience, they would be obligated to pay us the greater of $5 million or 120% of the fair market value of the email.com user data based on the projected economic benefit of the users and either return to us the shares that we issued to them for the establishment of emailboxes or pay us the then fair market value of these shares. If CNET and Snap terminate for other reasons, the amount of compensation they must pay to us varies depending on the reason for termination. NBC Multimedia may elect to exercise similar rights relating to email.com emailboxes established through their sites under our agreement with them.

Losing relationships with prominent partners can impair our credibility with advertisers and other partners. We believe that partnerships with Web sites that have prominent brand names help give us credibility with other partners and with advertisers. The loss of our better-known partners could damage our reputation and adversely affect the advertising, direct marketing, e-commerce and subscription rates we charge.

Several of our most significant partner contracts have expired or will soon terminate, which could result in reduced advertising and subscription revenues.

Any loss of members or decline in the number of page views arising out of the expiration or termination of partner contracts could reduce our advertising and subscription revenues.

Two of our most important Web site partnerships have been with Lycos and AltaVista, which collectively have accounted for approximately 22% of the emailboxes established through June 30, 1999, and for approximately 20% of the total page views we delivered in June 1999. Our agreement with Lycos expired on October 8, 1998, shortly after Lycos acquired WhoWhere, a competitor that provides personal homepage and Webmail services. Compaq, which owns the AltaVista Web site, recently entered into a strategic relationship with Microsoft. AltaVista will offer Microsoft's Hotmail Webmail service starting in October 1999, after our contract with AltaVista expires. While we will continue to own the right to serve the majority of the affected members after the expiration of these contracts, we cannot be sure that these members will continue to use our service as actively as they have in the past, if at all.

Because we are dependent on a small number of partner sites for a substantial percentage of our anticipated new members, a disruption in our relationship with any of these partners or a decrease in traffic at any of these sites could reduce our advertising related revenues and subscription revenues.

Most of our partner sites, including most of those with well known brand names, do not generate significant numbers of new emailboxes. The following five partners accounted for 47% of our new emailboxes established in June 1999:

                                                                 Date that our
                                        Percentage of New      Contract with the
Partner                              Emailboxes in June 1999    Partner Expires
-------                              -----------------------    ---------------
Snap .............................           20%                       *
CNET .............................           10                        *
Prodigy ..........................            7                  February 2000
AltaVista ........................            7                      June 1999
Canada.com .......................            3                     April 2000

* CNET and Snap may terminate their contracts for convenience after May 13, 2001.

Our original contract with AltaVista expired on June 30, 1999. At AltaVista's request, we are discussing with them extending the expiration date for up to to 120 days after June 30, 1999. Our contracts with Prodigy and Canada.com are automatically renewable for successive six month and one year terms, respectively, unless either party elects to terminate at least thirty days or sixty days, respectively, before the start of a new term.

If any of the Web sites operated by these parties were to experience lower than anticipated traffic, or if our relationships with any of these parties were disrupted for any reason, our revenues could decrease and the growth of our business would be impeded. Lower than anticipated traffic could result in decreased advertising related revenues because those revenues are in part dependent on the number of members and the level of member usage.

Our recent subscription rate increases and new billing system are likely to result in the loss of members and a reduction in usage by members, thereby reducing our potential advertising revenues.

On March 10, 1999, we increased our subscription rates for our premium email services. As a result of these rate increases, we anticipate that some of our existing premium members may not renew their subscriptions and that a lower percentage of new members will register for our premium services. We are also in the process of installing a new billing system designed to collect and verify credit card information from premium users at the time they register for our services. In the past we did not seek this information until after a 30-day trial period had expired, and in most instances did not terminate services to premium members who did not pay for our services. With the introduction of our new billing system, we have begun terminating premium services to members who do not pay for these services. This will not reduce our subscription revenues, but it will reduce usage by those members and thereby reduce our potential advertising revenues.

We have only limited information about our members and their usage, which may reduce our potential revenues.

Our ability to generate revenue from advertising related sales is directly related to our members' activity levels and the quality of our demographic data. To be successful, we will have to increase members' usage of our service. We are subject to several constraints that will limit our ability to maximize the value of our member base:

We believe that most of our members do not use their emailboxes regularly, and many do not use them at all. We do not have the computer systems necessary to regularly monitor emailbox usage. Our most recent information is for selected Web sites for the two weeks ended January 24, 1999, and excludes members who automatically forward their email from their emailbox provided by Mail.com to another emailbox and members that subscribe for our upgrade "POP3" access. During that period, no more than 30% of the emailboxes in the sample were accessed by our members. Moreover, approximately one-third of those emailboxes that were accessed were first established during the two week period. We expect our proportion of active members to decrease as our total number of established emailboxes increases. On an ongoing basis, we believe that a significant number of members will cease using our service each month. We cannot assure you that we will be able to add enough new members to compensate for this anticipated loss of usage.

We have only a limited ability to generate advertising revenues from forwarding and POP3 accounts, which represent a significant percentage of our emailboxes. Members who choose our forwarding service or subscribe to our POP3 service do not need to come to our partners' or our Web sites to access their email. Therefore, we do not deliver Web-based advertisements to these members. Forwarding and POP3 accounts represented approximately 43% of our total emailboxes as of June 30, 1999, and 23% of the emailboxes that were established during June 1999. If a disproportionate percentage of members choose either of these options, it will adversely affect our ability to generate advertising related revenues.

Our database contains inaccuracies that could reduce the value of our information. Although we attempt to collect basic demographic information about members at the time they establish their accounts, we do not verify the accuracy of this information. Moreover, even if the information is correct when we receive it, members may move, change jobs or die without our knowledge. As a result, our database contains inaccuracies that could make our information less appealing to advertisers.

We do not know how many members have established multiple emailboxes. Because we do not charge for our basic service, individuals can easily establish multiple emailboxes. This makes it impossible for us to determine the number of separate individuals registering for our service, which may reduce the advertising rates we can command.

Webmail, email advertising and email outsourcing may not prove to be viable businesses.

We intend to operate in an industry that is only beginning to develop. Our success will require the widespread acceptance by consumers of Webmail. We are also dependent on the development of viable markets for outsourcing email and email advertising. For a number of reasons, each of these developments is somewhat speculative:

Consumers may not be willing to use Webmail in large numbers. As a Web-based messaging service, Webmail is subject to the same concerns and shortcomings as the Internet itself. Concerns about the security of information carried over the Internet and stored on central computer systems could inhibit consumer acceptance of Webmail. Moreover, Webmail can only function as effectively as the Web itself. If traffic on the Web does not move quickly or Internet access is impeded, consumers are less likely to use Webmail. Consumers may also react negatively to the relatively new concept of advertising being included in their email service. Our business will suffer if public perception of our service or of Webmail in general is unfavorable. Articles and reviews published in popular publications relating to computers and the Internet have a great deal of impact on public opinion within our markets, and an article or review unfavorable to Webmail or to our service specifically could slow or prevent broad market acceptance. Similarly, if employers in large numbers implement policies or software designed to restrict access to Webmail, Webmail is much less likely to gain popular acceptance.

There are even greater uncertainties about our ability to successfully market premium Webmail services. Consumers have generally been very reluctant to pay for services provided over the Internet. Moreover, if our competitors choose to provide POP3 access or other services without charge or as part of a bundled offering, we may be forced to do the same.

There are significant obstacles to the development of a sizable market for email outsourcing. Outsourcing is one of the principal methods by which we will attempt to reach the size we believe is necessary to be successful. Security and the reliability of the Internet, however, are likely to be of concern to Web sites, ISPs, schools and businesses deciding whether to outsource their email or to continue to provide it themselves. These concerns are likely to be particularly strong at larger businesses, which are better able to afford the costs of maintaining their own systems.

The market for email advertising is only beginning to develop and the effectiveness of this form of advertising is unproven. Even if Webmail proves to be popular with consumers and outsourcing customers, we will still need large numbers of advertisers to purchase space on our Webmail service. Because we, and our competitors, have only recently begun to offer email advertising, our potential advertising customers have little or no experience with this medium. We do not yet have enough experience to demonstrate the effectiveness of this form of advertising. As a result, those customers willing to try email advertising are likely to allocate only a limited portion of their advertising budgets. If early customers do not find email advertising to be effective for promoting their products and services, the market for our products will be unlikely to develop. Recent reports have indicated that prices for banner advertisements on the Internet have begun to fall, in part because of diminishing "click" or response rates. Advertisers have also begun to request fewer "cost per thousand advertisements" pricing arrangements and more "cost per click" pricing, which effectively lowers advertising rates.

There are currently no standards for measuring the effectiveness of Webmail advertising. Standard measurements may need to be developed to support and promote Webmail advertising as a significant advertising medium. Our advertising customers may refuse to accept our own measurements or third-party measurements of advertisement delivery, which would adversely affect our ability to generate advertising related revenues.

Filtering software could prevent us from delivering advertising. Inexpensive software programs are available which limit or prevent the delivery of advertising to a user's computer. The widespread adoption of this software would seriously threaten the commercial viability of email advertising and our ability to generate advertising revenues.

There are significant obstacles to our ability to increase advertising revenues.

Our success will largely depend on our ability to substantially increase our advertising related revenues. Several factors will make it very difficult for us to achieve this objective:

A limited number of advertisers account for a high percentage of our revenues, our contracts with our advertisers typically have terms of only one or two months, and we may be unable to renew these contracts. We are dependent on a limited number of advertisers to derive a substantial portion of our revenues. For the six month period ended June 30, 1999, approximately 13% of our revenues were attributable to N2K/Music Boulevard, which recently merged with CDnow, Inc., and revenues from our five largest advertisers accounted for an aggregate of 48% of our revenues. Our future success will depend upon our ability to retain these advertisers, to generate significant revenues from new advertisers and to reduce our reliance on any single advertiser. Our existing contracts with advertisers generally have terms of only one or two months, and we may be unable to renew them. The loss of one of our major advertisers or our inability to attract new advertisers would cause our revenues to decline.

Advertisements delivered on our Webmail service have low "click rates", which could adversely affect our revenues. Only a small percentage of our members "click" on the advertisements we deliver with their Webmail. Because we do not control the creative elements of the advertisements, we have very little ability to increase our click rate. Continued low click rates could reduce the amounts advertisers will be willing to pay us.

We may not be able to sell as much advertising on a "cost per thousand" basis or to charge as much under this type of arrangement as we have in the past. To date, we have generated a significant portion of our advertising revenues on a "cost per thousand" basis. These agreements require the advertiser to pay us a fixed fee for every 1,000 advertisements that we deliver to our members. We believe that this type of agreement is the most effective for us, but we may not be able to charge as much for these agreements, or to continue to sell as much advertising on this basis, in the future.

We face greater risks when selling advertising on a "cost per action" basis. The two types of "cost per action" contracts are "cost per click" and "cost per conversion." In cost per click contracts, an advertiser agrees to pay us a fee for each occasion on which a member "clicks" on the advertisement. Cost per conversion contracts provide that we receive a fee only when a member both "clicks" on the advertisement and proceeds to purchase an item, order a catalog or take some other step specified by the advertiser. In general, these arrangements do not yield as much revenue for us for each advertisement that we deliver to our members. Moreover, cost per conversion contracts present additional risks for us because we have no control over the advertiser's ability to convert a "click" into a sale or other action. We also must rely on the advertiser to report to us the number of conversions. These reports may not be accurate, and they may not be timely, both of which can adversely affect our revenues. Notwithstanding these risks, we may have to sell more of our advertising on a cost per click or cost per conversion basis in the future.

We may fail to meet market expectations because of fluctuations in our quarterly operating results, which would cause our stock price to decline.

Although we intend to steadily increase our spending and investment to support our planned growth, our revenues (and some of our costs) will be much less predictable. This is likely to result in significant fluctuations in our quarterly results, and to limit the value of quarter-to-quarter comparisons. Because of our limited operating history and the emerging nature of our industry, we anticipate that securities analysts will have difficulty in accurately forecasting our results. It is likely that our operating results in some quarters will be below market expectations. In this event, the price of our Class A common stock is likely to decline.

      The following are among the factors that could cause significant fluctuations in our operating results:

      o payments to our Web site partners in the form of stock that we will be required to value at then-current market prices;

      o incurrence of a non-cash accounting charge of approximately $4.3 million if we do not enter into definitive agreements with AT&T Corp. We would incur this charge in the fiscal quarter in which both parties have ceased negotiations;

      o delay or cancellation of even a small number of advertising contracts;

      o     expiration or termination of partnerships with Web sites or ISPs,

      o which can result from mergers or other strategic combinations as Internet businesses continue to consolidate;

      o system outages, delays in obtaining new equipment or problems with planned upgrades;

      o     disruption or impairment of the Internet;

      o     introduction of new or enhanced services by us or our competitors;

      o     changes in our pricing policy or that of our competitors;

      o seasonality in the demand for advertising, or changes in our own advertising rates or advertising rates in general, both on and off the Internet;

      o changes in governmental regulation of the Internet and email in particular; and

      o general economic and market conditions, and particularly those affecting email advertising.

Several of our competitors have substantially greater resources, longer operating histories, larger customer bases and broader product offerings.

Our business is, and we believe will continue to be, intensely competitive. Our competitors with respect to email services include such large and established companies as Microsoft, America Online, Yahoo!, Excite@Home, Disney (which owns the GO Network) and Lycos. Microsoft offers free Webmail through its Hotmail Web site, and has dominant market share with 40 million emailboxes according to Microsoft. We also compete for partners with email service providers such as USA.Net, Inc., Critical Path, Inc. and CommTouch Software Ltd. In addition, we compete for advertisers with DoubleClick, 24/7 Media, and other Internet advertising networks. We also compete for advertisers with other Internet publishers as well as traditional media such as television, radio, print and outdoor advertising.

Some of our competitors provide a variety of Web-based services such as Internet access, browser software, homepage design, hosting and calendars, in addition to email. The ability of these competitors to offer a broader suite of complementary services may give them a considerable advantage over us. In addition, some competitors who have other sources of revenue do not, or in the future may not, place advertising on their Webmail pages. Consumers may prefer a service that does not include advertisements.

The level of competition is likely to increase as current competitors increase the sophistication of their offerings and as new participants enter the market. In the future, as we expand our service offerings, we expect to encounter increased competition in the development and delivery of these services. Further, some of our competitors may offer services for which we now charge our members at or below cost or for free. If our competitors choose to offer premium or other services at or below cost or for free, we may be forced to do the same for our comparable services. If this occurs, our ability to generate revenues from our subscription services would be materially impaired. Some of our competitors may offer advertisement-free email on a subscription basis or for free, which could adversely affect our ability to attract and retain members unless we do the same. In addition, new technologies and the expansion of existing technologies may increase competitive pressures on us. We may not be able to compete successfully against our current or future competitors.

Our rapid expansion is straining our existing resources, and if we are not able to manage our growth effectively, our business and operating results will suffer.

We have begun aggressively expanding our operations in anticipation of an increasing number of strategic alliances and a corresponding increase in the number of members. The number of our employees increased from 29 on December 31, 1997 to 153 on July 31, 1999. This expansion has placed, and we expect it to continue to place, a significant strain on our managerial, operational and financial resources. If we cannot manage our growth effectively, our business and operating results will suffer.

If we are not able to improve our billing, management information and other systems, our revenues from subscription services will decline and our marketing efforts will be less effective.

We need to improve or replace our existing operational, customer service and financial systems, procedures and controls.

The lack of necessary systems to regularly monitor our members' activity levels may reduce the effectiveness of our marketing efforts. We cannot regularly generate statistics such as the number of emailboxes that our members access, and the pages they view, on a daily, weekly and monthly basis. Data of this nature is of significant value to potential advertisers, and our inability to provide this information reduces the effectiveness of our marketing efforts.

Our subscription billing system is inadequate, and if we are unable to implement our new system effectively the development of our subscription services as a source of revenue will be materially compromised. Until March 1999, we did not request credit card information from new premium service members at the time they registered, but sought instead to obtain billing information upon expiration of a 30-day free trial period. This proved to be unsuccessful, and consequently approximately 94% of our premium members received subscription services for which they did not pay. Our new billing system has been designed to require a member to supply credit card information at the time of registration for subscription services, but we are still in the process of installing the system. If our new billing system does not significantly improve our ability to collect payments for subscription services, the development of our subscription services as a source of revenue will be materially compromised.

Our merchant bank or credit card service providers may cancel our rights to accept on-line credit card payments, causing a decline in our revenues from subscription services. Because of the anonymity the Internet affords its users, there are a large number of fraudulent credit card transactions passed through Internet billing systems. We have exceeded the level of credit card chargebacks usually accepted by our merchant banks and credit card service providers - VISA, Mastercard and American Express. We had to change merchant banks once during the last 18 months as a result of this. Our new billing system is designed to reduce fraud and the resulting chargebacks. Because the new billing software is tightly integrated with a different merchant bank, we are also in the process of changing our merchant bank. Initially, this new bank will require us to maintain a reserve account equal to 5% of the monthly bank card sales drafts we submit. We cannot be sure that our new billing system and the reserve account will fully address the concerns of our merchant bank and credit card service providers. If any of our credit card service providers cancelled our account we would expect a significant reduction in subscription revenues. If our merchant bank cancelled our account and we could not find a replacement merchant bank, it would be difficult if not impossible to charge our users for subscription services.

It is difficult to retain key personnel and attract additional qualified employees in our business and the loss of key personnel and the burden of attracting additional qualified employees may impede the operation and growth of our business and cause our revenues to decline.

Our future success depends to a significant extent on the continued service of our key technical, sales and senior management personnel, but they have no contractual obligation to remain with us. In particular, our success depends on the continued service of Gerald Gorman, our Chairman and Chief Executive Officer, Gary Millin, our President, Lon Otremba, our Chief Operating Officer, Debra McClister, our Chief Financial Officer, and Charles Walden, our Executive Vice President, Technology. The loss of the services of Messrs. Gorman, Millin, Otremba or Walden, or of Ms. McClister, or several other key employees, would impede the operation and growth of our business.

To manage our existing business and handle any future growth, we will have to attract, retain and motivate additional highly skilled employees. In particular, we will need to hire and retain qualified salespeople if we are to meet our sales goals. Competition for employees in Internet-related businesses is intense. We have in the past experienced, and expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. If we are unable to do so, our management may not be able to effectively manage our business, exploit opportunities and respond to competitive challenges.

Our business is heavily dependent on technology, including technology that has not yet been proven reliable at high traffic levels and technology that we do not control.

The performance of our computer systems is critical to the quality of service we are able to provide to our members. If our service is unavailable or fails to perform to our members' satisfaction, they may cease using our service. Reduced use of our service decreases our revenues by decreasing the advertising space that we have available to sell. In addition, our agreements with several of our partners establish minimum performance standards. If we fail to meet these standards, our partners could terminate their relationships with us and assert claims for monetary damages.

We need to upgrade our computer systems to accommodate increases in email traffic, but we may not be able to do so while maintaining our current level of service, or at all.

We must continue to expand and adapt our computer systems as the number of members and the amount of information they wish to transmit increases, and as their requirements change. Because we have only been providing our services for a limited time, and because our computer systems have not been tested at greater capacities, we cannot guarantee the ability of our computer systems to connect and manage a substantially larger number of members at high transmission speeds. If we cannot provide the necessary service while maintaining expected performance, our business would suffer and our ability to generate revenues through our services would be impaired.

The expansion and adaptation of our computer systems will require substantial financial, operational and managerial resources. We may not be able to accurately project the timing of increases in email traffic or other customer requirements. In addition, the very process of upgrading our computer systems is likely to cause service disruptions. This is because we will have to take various elements of the network out of service in order to install some upgrades.

Our computer systems may fail and interrupt our service.

Our members have in the past experienced interruptions in our email service. We believe that these interruptions will continue to occur from time to time. These interruptions are due to hardware failures, unsolicited bulk emails that overload our system and other computer system failures. These failures have resulted and may continue to result in significant disruptions to our service.

During the two week period from March 23, 1999 through April 5, 1999, for example, we experienced a series of service outages that affected a significant number of our members. Two of these outages, the longest of which was approximately 13 hours, were attributable to computer equipment failures in our member database system and our email storage system. Although we plan to install backup computers and implement procedures to reduce the impact of future malfunctions in these systems, the presence of these and other single points of failure in our network increases the risk of service interruptions. Some aspects of our computer systems are not redundant. These include our member database system and our email storage system, which stores emails and other data for our members. In addition, substantially all of our computer and communications systems are currently located in our primary data center in lower Manhattan. We currently do not have an alternate site from which we could conduct operations in the event of a disaster. Our computer and communications hardware is vulnerable to damage or interruption from fire, flood, earthquake, power loss, telecommunications failure and similar events. Our services would be suspended for a significant period of time if our primary data center was severely damaged or destroyed. We might also lose stored emails and other member files, causing significant member dissatisfaction and possibly giving rise to claims for monetary damages. Although we plan to build a secondary data center outside New York City to address this contingency, that facility will not be operational in the near future and may never be successfully deployed as a fully redundant facility.

Our services will become less desirable or obsolete if we are unable to keep up with the rapid changes characteristic of our business.

Our success will depend on our ability to enhance our existing services and to introduce new services in order to adapt to rapidly changing technologies, industry standards and customer demands. To compete successfully, we will have to accurately anticipate changes in consumer demand and add new features to our services very rapidly. We also have to regularly upgrade our software to ensure that it remains compatible with the wide and changing variety of Web browsers and other software used by our members. For example, our system currently cannot properly receive files sent using some third party email programs. We may not be able to integrate the necessary technology into our computer systems on a timely basis or without degrading the performance of our existing services. We cannot be sure that, once integrated, new technology will function as expected. Delays in introducing effective new services could cause existing and potential members to forego use of our services and to use instead those of our competitors.

Our business will suffer if we are unable to provide adequate security for our service, or if our service is impaired by security measures imposed by third parties.

Security is a critical issue for any online service, and presents a number of challenges for us.

If we are unable to maintain the security of our service, our reputation and our ability to attract and retain members may suffer, and we may be exposed to liability. Third parties may attempt to breach our security or that of our members. If they are successful, they could obtain our members' confidential information, including our members' profiles, passwords, financial account information, credit card numbers, stored email or other personal information. Our members may assert claims for money damages for any breach in our security and any breach could harm our reputation.

Our computers are vulnerable to computer viruses, physical or electronic break-ins and similar incursions, which could lead to interruptions, delays or loss of data. We expect to expend significant capital and other resources to license or create encryption and other technologies to protect against security breaches or to alleviate problems caused by any breach. Nevertheless, these measures may prove ineffective. Our failure to prevent security breaches may expose us to liability and may adversely affect our ability to attract and retain members.

Security measures taken by others may interfere with the efficient operation of our service, which may harm our reputation, adversely impact our ability to attract and retain members and impede the delivery of advertisements from which we generate revenues. "Firewalls" and similar network security software employed by many ISPs, employers and schools can interfere with the operation of our Webmail service, including denying our members access to their email accounts. Similarly, in their efforts to filter out unsolicited bulk emails, ISPs and other organizations may block email from all or some of our members.

Our dependence on licensed technology exposes us to the risk that we may not be able to integrate our technology, which may result in less development of our own technology and may increase our costs.

We license a significant amount of technology from third parties, including our Web server and encryption technology. We anticipate that we will need to license additional technology to remain competitive. We may not be able to license these technologies on commercially reasonable terms or at all. Third-party licenses expose us to increased risks, including risks relating to the integration of new technology, the diversion of resources from the development of our own proprietary technology, and a greater need to generate revenues sufficient to offset associated license costs.

If the Internet and other third-party networks on which we depend to deliver our services become ineffective as a means of transmitting data, the benefits of our service may be severely undermined.

Our business depends on the effectiveness of the Internet as a means of transmitting data. The recent growth in the use of the Internet has caused frequent interruptions and delays in accessing and transmitting data over the Internet. Any deterioration in the performance of the Internet as a whole could undermine the benefits of our services.

Therefore, our success depends on improvements being made to the entire Internet infrastructure to alleviate overloading and congestion. We also depend on telecommunications network suppliers such as MFS, BBN Planet and UUNET to transmit and receive email messages on behalf of our members.

If the third party that we depend on for the actual delivery of the advertisements we sell experiences technical difficulties or otherwise fails to perform, our revenues from advertising may be adversely affected.

We contract with DoubleClick, Inc. to deliver the advertisements that we sell and that appear on our Web pages and on the Web pages of our partners. If DoubleClick experiences technical difficulties or otherwise fails to perform, our revenues from advertising may be adversely affected. Furthermore, DoubleClick may not have the same priorities for technology development as we do and this may limit our ability to improve our delivery of advertising for our specific needs. We are investigating delivering advertisements ourselves using software licensed from a third party. We do not currently know whether we will switch our advertising delivery process. If we switch, we may experience problems in making the transition and the new software may not function as we expect.

Our computer systems, and the systems of others that we depend on, may not operate properly because of the Year 2000 problem.

We may have substantial exposure to the Year 2000 problem, both with our own systems and with systems we do not control. The Year 2000 problem could adversely affect our business and financial results. Many currently installed computer systems and software products have been coded to accept or recognize only two digit entries to define the applicable year. These systems may erroneously recognize the year 2000 as the year 1900. This could result in major failures or malfunctions.

This risk is particularly significant for our business. In addition to relying on our internal computer equipment and software, we depend upon the continued viability of many external systems, most importantly the Internet, in order to make our services available to our members. We use the Internet to deliver all of our services to our members and to transmit and receive their email. Because no single entity or organization manages or controls the Internet, we have no way to determine how many of the devices or systems that contribute to the efficient transmission of data over the Internet may be prone to the Year 2000 risk. If the performance or the availability of the Internet as a data communications medium is compromised because of the Year 2000 problem, our ability to deliver our services and to generate revenues would be adversely affected even if our own internal systems are fully operational.

In addition, many of our members are dependent upon the availability of our partners' Web sites in order to gain access to our services. While we are in the process of identifying any potential Year 2000 problems at our partners' sites, we cannot be sure that Year 2000 problems will not materialize at these sites. Moreover, our members rely on a wide variety of hardware and software, as well as numerous ISPs, in order to reach the Internet and our Web-based services. If our members are unable to access our services because of Year 2000 problems associated with their own computers or their ISPs, our ability to deliver our services and to generate revenues would be adversely affected.

With respect to our internal systems, we are working with our hardware and software vendors to identify any exposure to the Year 2000 problem. Although we are seeking to identify and remediate all Year 2000 problems in our internal systems by the end of this year, we cannot ensure that we will be successful in this effort. Any significant Year 2000 problems in our internal systems will harm our operations and increase our losses. Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Gerald Gorman controls Mail.com and will be able to prevent a change of control.

Gerald Gorman, our Chairman and Chief Executive Officer, beneficially owned as of July 31, 1999 Class A and Class B common stock representing approximately 77.0% of the voting power of our outstanding common stock. Each share of Class B common stock entitles the holder to 10 votes on any matter submitted to the stockholders. As a result of his share ownership, Mr. Gorman will be able to determine the outcome of all matters requiring stockholder approval, including the election of directors, amendment of our charter and approval of significant corporate transactions. Mr. Gorman will be in a position to prevent a change in control of Mail.com even if the other stockholders were in favor of the transaction.

Mail.com and Mr. Gorman have agreed to permit our stockholders who formerly held our preferred stock to designate a total of three members of our board of directors.

Our charter contains provisions that could deter or make more expensive a takeover of Mail.com. These provisions include the ability to issue "blank check" preferred stock without stockholder approval.

It is our intention to acquire or make strategic investments in other businesses and to acquire or license technology and other assets, and we may have difficulty integrating these businesses or generating an acceptable return from acquisitions.

We will attempt to acquire or make strategic investments in businesses and to acquire or license technology and other assets. We cannot assure you that acquisition or licensing opportunities will continue to be available on terms acceptable to us or at all. Such acquisitions will involve risks, including:

      o     inability to raise the required capital;

      o     difficulty in assimilating the acquired operations and personnel;

      o     inability to retain any acquired member accounts;

      o     disruption of our ongoing business;

      o inability to successfully incorporate acquired technology into our service offerings and maintain uniform standards, controls, procedures, and policies; and

      o     lack of the necessary experience to enter new markets.

We may not successfully overcome problems encountered in connection with potential acquisitions. In addition, an acquisition could materially impair our operating results by diluting our shareholders' equity, causing us to incur additional debt, or requiring us to amortize acquisition expenses and acquired assets.

Our goal of building brand identity is likely to be difficult and expensive.

We believe that a quality brand identity will be essential if we are to increase membership, traffic on our sites and revenues. We intend to use a portion of the proceeds of the offering to substantially increase our marketing budget as part of our efforts to build the Mail.com brand. We do not have experience with some of the types of marketing that we are contemplating. If our marketing efforts cost more than anticipated or if we cannot increase our brand awareness, our losses will increase and our ability to succeed will be seriously impeded.

Our expansion into international markets is subject to significant risks and our losses may increase and our operating results may suffer if our revenues from international operations do not exceed the costs of those operations.

We intend to continue to expand into international markets and to spend significant financial and managerial resources to do so. We have limited experience in international operations and may not be able to compete effectively in international markets. If our revenues from international operations do not exceed the expense of establishing and maintaining these operations, our losses will increase and our operating results will suffer. We face significant risks inherent in conducting business internationally, such as:

      o uncertain demand in foreign markets for Webmail advertising, direct marketing and e-commerce;

      o difficulties and costs of staffing and managing international operations;

      o     differing technology standards;

      o difficulties in collecting accounts receivable and longer collection periods;

      o economic instability and fluctuations in currency exchange rates and imposition of currency exchange controls;

      o     potentially adverse tax consequences; and

      o political instability, unexpected changes in regulatory requirements, and reduced protection for intellectual property rights in some countries.

If we are unable to raise necessary capital in the future, we may be unable to fund necessary expenditures.

We anticipate the need to raise additional capital in the future. However, we may not be able to raise on terms favorable to us, or at all, amounts necessary to fund our planned expansion, develop new or enhanced services, respond to competitive pressures, promote our brand name or acquire complementary businesses, technologies or services. Some of our shareholders have registration rights that could interfere with our ability to raise needed capital.

If we raise additional funds by issuing equity securities, stockholders may experience dilution of their ownership interest. Moreover, we could issue preferred stock that has rights senior to those of the Class A common stock. If we raise funds by issuing debt, our lenders may place limitations on our operations, including our ability to pay dividends.

Regulation of email and Internet use is evolving and may adversely impact our business.

There are currently few laws or regulations that specifically regulate activity on the Internet. However, laws and regulations may be adopted in the future that address issues such as user privacy, pricing, and the characteristics and quality of products and services. For example, the Telecommunications Act of 1996 restricts the types of information and content transmitted over the Internet. Several telecommunications companies have petitioned the Federal Communications Commission to regulate ISPs and online service providers in a manner similar to long distance telephone carriers and to impose access fees on these companies. This could increase the cost of transmitting data over the Internet. Any new laws or regulations relating to the Internet could adversely affect our business.

Moreover, the extent to which existing laws relating to issues such as property ownership, pornography, libel and personal privacy are applicable to the Internet is uncertain. We could face liability for defamation, copyright, patent or trademark infringement and other claims based on the content of the email transmitted over our system. We do not and cannot screen all the content generated and received by our members. Some foreign governments, such as Germany, have enforced laws and regulations related to content distributed over the Internet that are more strict than those currently in place in the United States. We may be subject to legal proceedings and damage claims if we are found to have violated laws relating to email content.

Our intellectual property rights are critical to our success, but may be difficult to protect.

We regard our copyrights, service marks, trademarks, trade secrets, domain names and similar intellectual property as critical to our success. We rely on trademark and copyright law, trade secret protection and confidentiality and/or license agreements with our employees, members, strategic partners and others to protect our proprietary rights. Despite our precautions, unauthorized third parties may improperly obtain and use information that we regard as proprietary. Third parties may submit false registration data attempting to transfer key domain names to their control. Our failure to pay annual registration fees for key domain names may result in the loss of these domains to third parties. Third parties have challenged our rights to use some of our domain names, and we expect that they will continue to do so.

The status of United States patent protection for software products is not well defined and will evolve as additional patents are granted. We do not know if our current or future patent applications will be issued with the scope of the claims we seek, if at all. Current United States law does not adequately protect our database of member contact and demographic information. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United States. Our means of protecting our proprietary rights in the United States or abroad may not be adequate and competitors may independently develop similar technology.

Third parties may infringe or misappropriate our copyrights, trademarks and similar proprietary rights. In addition, other parties may assert infringement claims against us. Although we have not received notice of any alleged infringement, we cannot be certain that our services do not infringe issued patents. Because patent applications in the United States are not publicly disclosed until the patent is issued, applications may have been filed which relate to our services. We have been and may continue to be subject to legal proceedings and claims from time to time in the ordinary course of our business, including claims related to the use of our domain names and claims of alleged infringement of the trademarks and other intellectual property rights of third parties. Intellectual property litigation is expensive and time-consuming and could divert management's attention away from running our business.

A substantial amount of our common stock may come onto the market in the future, which could depress our stock price.

Sales of a substantial number of shares of our common stock in the public market could cause the market price of our Class A common stock to decline. As of August 12, 1999, we had an aggregate of 43,255,943 shares of Class A and Class B common stock and 8,748,322 options and 1,218,899 warrants to purchase an aggregate of 9,967,221 shares of Class A common stock outstanding. Substantially all the shares sold in our initial public offering is freely tradable. 35,225,345 of the remaining 35,378,443 shares of Class A and Class B common stock outstanding after this offering are subject to lock-up agreements that restrict the sale of the shares for 180 days after the date of this prospectus. Beginning December 15, 1999 (181 days after the date of this prospectus), 31,604,139 shares will become available for sale, including shares issuable upon the exercise of options and upon the conversion of Class B common stock. The remaining shares will become available at various later dates upon the expiration of one-year holding periods or upon the expiration of any other applicable restrictions on resale. We are likely to issue large amounts of additional Class A common stock, which may also be sold and which could adversely affect the price of our stock.

The holders of approximately 16,098,618 shares of Class A common stock have the right, subject to conditions, to require us to file registration statements covering their shares, or to include their shares in registration statements that we may file for ourselves or for other stockholders. By exercising their registration rights and selling a large number of shares, these holders could cause the price of the Class A common stock to fall.

Our stock price has been volatile and we expect that it will continue to be volatile.

Our stock price has been volatile since our initial public offering and we expect that it will continue to be volatile. As discussed above, our financial results are difficult to predict and could fluctuate significantly. In addition, the market prices of securities of Internet-related companies have been highly volatile. A stock's price is often influenced by rapidly changing perceptions about the future of the Internet or the results of other Internet or technology companies, rather than specific developments relating to the issuer of that particular stock. If our stock price is volatile, a securities class action may be brought against us. Class-action litigation could result in substantial costs and divert our management's attention and resources.

ITEM 3:     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Market Risk. Mail.com's accounts receivables are subject, in the normal course of business, to collection risks. Mail.com regularly assesses these risks and has established policies and business practices to protect against the adverse effects of collection risks. As a result, Mail.com does not anticipate any material losses in this area.

      Interest Rate Risk. Mail.com's investments are classified as cash and cash equivalents with original maturities of three months or less. Therefore, changes in the market's interest rates do not affect the value of the investments as recorded by Mail.com.

PART II     OTHER INFORMATION

ITEM 1:     LEGAL PROCEEDINGS

      There are no material legal proceedings pending or, to our knowledge, threatened against us.

ITEM  2:    CHANGES IN SECURITIES AND USE OF PROCEEDS

      (a) SALES OF UNREGISTERED SECURITIES.

            None.

      (b) USE OF PROCEEDS FROM SALES OF REGISTERED SECURITIES. On June 17, 1999, Mail.com consummated the initial public offering of 6,850,000 shares of its common stock (the "Offering"). Net proceeds to Mail.com from the Offering were approximately $43.2 million.

During the three months ended June 30, 1999, Mail.com used none of the proceeds from the Offering

ITEM 3:     DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4:     SUBMISSION OF MATTERS TO A VOTE OF SECURITY SHAREHOLDERS

      None.

ITEM 5:     OTHER INFORMATION

      None.

ITEM 6:     EXHIBITS AND REPORTS ON FORM 8-K

      (a) The following exhibits are filed as part of this report:

            27.1  Financial Data Schedule

            99.1  Equipment Financing Lease - EMC Corporation

            99.2  Equipment Financing Lease - Pentech Financial Services, Inc.

            99.3  Equipment Financing Lease - Pentech Financial Services, Inc.

            99.4 Investor Rights Agreement dated July 14, 1999 between Mail.com, Inc. and 3Cube, Inc.

      (b) Mail.com did not file any reports on Form 8-K during the three months ended June 30, 1999.

ITEM 7:     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereto duly authorized.

                                             Mail.com, Inc.


                                            /s/ Debra McClister
                                            ------------------------------------
                                            Debra McClister
                                            Executive Vice President and Chief
                                            Financial Officer

Date: August 16, 1999