Form 10-Q
period 1999-09-30
MAIL COM INC
filed 1999-11-15
CIK 1081661

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999




/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 0-26371


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

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Common stock outstanding at October 29, 1999: 34,856,571 Shares of Class A common stock and 10,000,000 shares of Class B common stock.

                                 MAIL.COM, INC.
                               SEPTEMBER 30, 1999
                                   FORM 10-Q
                                     INDEX

                                                                           Page
                                                                          Number
                                                                          ------

PART I:     Financial Information

   Item 1:  Condensed Consolidated Financial Statements:

              Condensed Consolidated Balance Sheets as of
                 September 30, 1999 (unaudited) and December 31, 1998 ....   2

              Unaudited Condensed Consolidated Statements of Operations
                 for the three and nine months ended September 30,
                 1999 and 1998 ...........................................   3

              Unaudited Condensed Consolidated Statements of Cash Flows
                 for the nine months ended September 30, 1999 and 1998 ...   4

              Notes to Unaudited Interim Condensed Consolidated
                 Financial Statements ....................................   6

   Item 2:  Management's Discussion and Analysis of Financial
            Condition and Results of Operations ..........................  15

   Item 3:  Qualitative and Quantitative Disclosure about Market Risk ....  37

PART II:    Other Information

   Item 2:  Changes in Securities and Use of Proceeds ....................  37

   Item 6:  Exhibits and Reports on Form 8-K .............................  38

   Item 7:  Signatures ...................................................  39

ITEM 1 Condensed Consolidated Financial Statements

                                 MAIL.COM, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       ($ in thousands, except par value)

                                                                                           SEPTEMBER 30,   DECEMBER 31,
                                                                                               1999            1998
                                                                                             ---------       --------
                                                                                            (UNAUDITED)
                                                      ASSETS
Current assets:
   Cash and cash equivalents                                                                 $  53,469       $  8,414
   Accounts receivable, net                                                                      2,400            702
   Prepaid expenses and other current assets                                                     1,290            223
   Receivable from sale leaseback                                                                   --            631
                                                                                             ---------       --------
     Total current assets                                                                       57,159          9,970
Property and equipment, net                                                                     26,035          4,341
Domain assets, net                                                                               4,145          1,010
Partner advances                                                                                19,842          4,715
Investments                                                                                      5,854            250
Goodwill and other intangible assets, net                                                       19,352             --
Restricted investment                                                                            1,000             --
Other                                                                                              380             58
                                                                                             ---------       --------
     Total assets                                                                            $ 133,767       $ 20,344
                                                                                             =========       ========

                                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable                                                                          $   8,028       $  1,753
   Accrued expenses                                                                              6,322          1,588
   Current portion of capital lease obligations                                                  3,866            479
   Current portion of domain asset purchase obligations                                            268            169
   Deferred revenue                                                                                914            824
   Other current liabilities                                                                     2,988             81
                                                                                             ---------       --------
     Total current liabilities                                                                  22,386          4,894

Capital lease obligations, less current portion                                                  9,094          1,437
Domain asset purchase obligations, less current portion                                            184            217
Deferred revenue                                                                                   953          1,081
Redeemable convertible preferred stock, $0.01 par value; Class C - 12,000,000 shares authorized; 0 and 3,776,558 shares issued and outstanding at September
   30, 1999 and December 31,1998, respectively, with an aggregate liquidation preference of $0 and $13,048 as of September 30, 1999 and
   December 31, 1998, respectively                                                                  --         13,048
Stockholders' equity (deficit):
Convertible preferred stock $0.01 par value; 60,000,000 shares authorized: Class
   A -- 12,000,000 shares authorized; 0 and 6,185,000 shares issued and outstanding at September 30, 1999 and December 31, 1998, respectively, with an aggregate liquidation preference of $0 and $7,648 at September 30,
     1999 and December 31, 1998, respectively                                                       --             62
Common stock, $0.01 par value; 130,000,000 shares authorized
   Class A -- 120,000,000 shares authorized; 34,363,152 and 5,931,405 shares issued
     and outstanding at September 30, 1999 and December 31, 1998, respectively                     344             59
   Class B -- 10,000,000 shares authorized, issued and outstanding at September 30, 1999
     and December 31,1998; with an aggregate liquidation preference of $1,000,000                  100            100
Additional paid in capital                                                                     146,386         16,537
Subscriptions receivable                                                                            --             (1)
Deferred compensation                                                                           (1,316)        (1,025)
Accumulated deficit                                                                            (47,006)       (16,065)
Other comprehensive income                                                                       2,642             --
                                                                                             ---------       --------
     Total stockholders' equity (deficit)                                                      101,150           (333)
                                                                                             ---------       --------
Commitments and contingencies
   Total liabilities and stockholders' equity (deficit)                                      $ 133,767       $ 20,344
                                                                                             =========       ========

See accompanying notes to interim condensed consolidated financial statements.

                                 MAIL.COM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   ($ in thousands, except per share amounts)
                                   (Unaudited)

                                                     THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                        SEPTEMBER 30,                        SEPTEMBER 30,
                                               -------------------------------       -------------------------------
                                                   1999               1998               1999               1998
                                               ------------       ------------       ------------       ------------
Revenues                                       $      3,350       $        273       $      6,593       $        492
                                               ------------       ------------       ------------       ------------

Operating expenses:
   Cost of revenues                                   4,199                801              7,720              1,745
   Sales and marketing                                9,587              1,347             17,083              2,140
   General and administrative                         3,208                965              7,207              1,730
   Product development                                1,921                490              4,643                986
   Amortization of goodwill                             725                 --                725                 --
   Write-off of acquired in-process
     technology                                         900                 --                900                 --
                                               ------------       ------------       ------------       ------------
     Total operating expenses                        20,540              3,603             38,278              6,601

     Loss from operations                           (17,190)            (3,330)           (31,685)            (6,109)

Other income (expense):
   Gain on sale of investment                            --                 --                 --                438
   Other income                                         795                107              1,098                141
   Interest expense                                    (177)               (24)              (355)               (57)
                                               ------------       ------------       ------------       ------------
     Total other income, net                            618                 83                743                522
                                               ------------       ------------       ------------       ------------

Net loss                                            (16,572)            (3,247)           (30,942)            (5,587)

Cumulative dividends on settlement of
   contingent obligations to preferred
   stockholders                                          --                 --            (14,556)                --
                                               ------------       ------------       ------------       ------------

Net loss attributable to common
   stockholders                                $    (16,572)      $     (3,247)      $    (45,498)      $     (5,587)
                                               ============       ============       ============       ============

Basic and diluted net loss per
   common share                                $      (0.38)      $      (0.22)      $      (1.69)      $      (0.39)
                                               ============       ============       ============       ============

Weighted average basic and diluted shares
   outstanding                                   43,594,410         14,473,766         26,891,270         14,229,114
                                               ============       ============       ============       ============


See accompanying notes to interim condensed consolidated financial statements.

                                 MAIL.COM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ in thousands)
                                   (Unaudited)

                                                                                           NINE MONTHS ENDED
                                                                                             SEPTEMBER 30,
                                                                                        -----------------------
                                                                                          1999           1998
                                                                                        --------       --------
Cash flows from operating activities:
   Net loss                                                                             $(30,942)      $ (5,587)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
     Non-cash charges related to partner agreements and vendor services agreements         6,227            633

     Depreciation and amortization of fixed assets                                         2,962            709
     Goodwill amortization                                                                   725             --
     Amortization of  warrants                                                               499             --
     Amortization of domain assets                                                           563            145
     Amortization of deferred compensation                                                   350             --
     Write-off of contract                                                                   500             --
     Provision for doubtful accounts                                                         156             --
   Changes in operating assets and liabilities, net of effect of acquisitions:
     Accounts receivable                                                                  (1,854)          (357)
     Prepaid expenses and other current assets                                            (1,067)            32
     Other assets                                                                           (322)           (75)
     Accounts payable                                                                      6,275            958
     Accrued expenses                                                                      4,734            156
     Deferred revenue                                                                         38            724
     Other liabilities                                                                     2,907             --
                                                                                        --------       --------
       Net cash used in operating activities                                              (8,249)        (2,662)
                                                                                        --------       --------

   Cash flows from investing activities:
     Purchases of domain assets                                                             (943)          (338)
     Proceeds from sale leaseback                                                          3,917            513
     Purchase of restricted investment                                                    (1,000)            --
     Investment                                                                           (1,000)            --
     Purchases of property and equipment                                                 (16,562)        (2,416)
     Cash paid for acquisition, net of cash acquired                                      (3,175)            --
                                                                                        --------       --------
       Net cash used in investing activities                                             (18,763)        (2,241)
                                                                                        --------       --------

   Cash flows from financing activities:
     Net proceeds from issuance of Class A, C and E preferred stock                       15,165         16,797
     Net proceeds from issuance of Class A common stock related
       to initial public offering and over allotment                                      49,876             --
     Proceeds from issuance of Class A common stock in connection
       with the exercise of warrants and options                                           7,890             --
     Payments under capital lease obligations                                               (735)          (259)
     Due to officer                                                                           --           (200)
     Payments under domain asset purchase obligations                                       (129)           (10)
                                                                                        --------       --------
       Net cash provided by financing activities                                          72,067         16,328
                                                                                        --------       --------

Net increase in cash and cash equivalents                                                 45,055         11,425
Cash and cash equivalents at beginning of the period                                       8,414            910
                                                                                        --------       --------
Cash and cash equivalents at the end of the period                                      $ 53,469       $ 12,335
                                                                                        ========       ========

Supplemental disclosure of non-cash information:
         During the nine-month periods ended September 30, 1999 and 1998, the Company paid approximately $355 thousand and $87 thousand, respectively, for interest.
Non-cash investing activities:
         During the nine-month period ended September 30, 1999, the Company purchased domain assets with 355,000 shares of Class A common stock. This transaction resulted in a non-cash investing activity of $2.6 million.
         During the nine-month periods ended September 30, 1999 and 1998, the Company issued 3,130,324 and 126,874 shares, respectively, of its common stock in connection with some of its Mail.com partner agreements and vendor services agreements. These transactions resulted in non-cash investing activities of approximately $21 million and $590 thousand for the nine month periods ended September 30, 1999 and 1998, respectively.
Non-cash financing activities:
         The Company entered into various capital leases for computer equipment.
                  These capital lease obligations resulted in non-cash financing activities aggregating $11.5 million and $1.5 million for the nine-month periods ended September 30, 1999 and 1998, respectively.
         The Company is obligated under various agreements to pay for domain assets it has purchased. These obligations resulted in non-cash financing activities aggregating $195 thousand and $0 for the nine-month periods ended September 30, 1999 and 1998, respectively.
         During the nine months ended September 30, 1999 the Company purchased an equity interest in an internet company by issuing 80,083 shares of Class A common stock. This transaction resulted in a non-cash financing activity of $2.0 million.

See accompanying notes to condensed consolidated interim financial statements.

                                 MAIL.COM, INC.
     NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1)      SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

(A)      SUMMARY OF OPERATIONS

         Mail.com, Inc. (the "Company" or "Mail.com") is a global provider of free and pay email services and functions to consumers, ISP's, Web sites and businesses. The Company provides Web users with its email messaging services primarily through its own Web sites and its network of third party Web site partners ("Mail.com Partners"). The Company generates the majority of its revenues from advertising related sales, including direct marketing and e-commerce promotion. The Company also generates revenues in consumer markets from subscription services, such as increased storage capacity. The Company has assembled a portfolio of approximately 1,200 domain names.

         The Company also provides businesses with Internet email message management services. This includes Internet email network integration services, email hosting services and email message management services, including virus scanning, attachment control, spam control, legal disclaimers and real time Web-based reporting.

         In addition to providing email services, Mail.com provides domain name trading services through its Best Domains Web site. Best Domains is a trading site for domain names on the Internet.

(B)      UNAUDITED INTERIM FINANCIAL INFORMATION

         The interim condensed consolidated financial statements as of September 30, 1999 and for the three and nine months ended September 30, 1999 have been prepared by the Company and are unaudited. In the opinion of management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position of Mail.com as of September 30, 1999 and the results of operations and cash flows for the interim periods ended September 30, 1999 and 1998. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited. The results of operations for any interim period are not necessarily indicative of the results of operations for any other future interim period or for a full fiscal year. The balance sheet at December 31, 1998 has been derived from audited financial statements at that date.

         Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. It is suggested that these unaudited interim financial statements be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 1998 as included in the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission in June 1999.

(C)      USE OF ESTIMATES

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

(D)      PRINCIPLES OF CONSOLIDATION

         The condensed consolidated financial statements include the accounts of Mail.com and its wholly-owned subsidiary. The Company's unaudited interim condensed consolidated financial statements as of September 30, 1999 and for the three and nine month periods ended September 30, 1999 include the consolidated accounts of its wholly-owned subsidiary, The Allegro Group, Inc ("Allegro"), from August 20,1999 (date of acquisition). All intercompany balances and transactions have been eliminated in consolidation.

(E)      CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid securities, with original maturities of three months or less when acquired, to be cash equivalents.

(F)      LETTER OF CREDIT AND RESTRICTED CASH

         On September 30, 1999, the Company established a $1 million letter of credit ("LOC") with a bank to secure obligations under an office space lease. The LOC expires on January 31, 2001 and will automatically renew for additional periods of one year but not beyond January 31, 2006. The bank may choose not to extend the LOC by notifying the Company not less than 30 days but not more than 60 days prior to an expiry date. The Company is required to maintain a $1 million balance on deposit with the bank in an interest bearing account, which is included in restricted investments in the consolidated balance sheet. Through September 30, 1999 there were no drawings under the LOC.

(G)      DOMAIN ASSETS AND REGISTRATION FEES

         A domain name is the part of an email address that comes after the @ sign (for example, if membername@mail.com is the email address then "mail.com" is the domain name). Domain assets represent the purchase of domain names and are amortized using the straight-line method over their economic useful lives, which has been estimated to be five years. Domain assets are stated at cost. Domain assets acquired in exchange for future payment obligations are stated at the net present value of such payments using a discount rate of 8.5%. The associated payment obligation is also recorded at the net present value of the payment obligations. Payment terms vary from two to seven years. Amortization of domain assets is charged to cost of revenues. The Company's policy is to evaluate its domain assets prior to paying its annual registration renewal fees. Any impairment is charged to cost of revenues. Retirements, sales and disposals of domain assets are recorded by removing the cost and accumulated amortization with the resulting amount charged to cost of revenues.

         The Company pays domain name registration fees in advance to InterNIC, a cooperative activity between the US government and Network Solutions, Inc., which is the national registry for domain names in the US. Payment of these fees ensures legal ownership and registration of domain names. The initial registration period is for a two-year period with subsequent one-year renewal periods. These costs are deferred and amortized over the related registration period.

(H)      GOODWILL AND OTHER INTANGIBLE ASSETS

         Goodwill and other intangible assets are stated net of accumulated amortization of $725 thousand at September 30, 1999. Goodwill and other intangible assets are being amortized on a straight-line basis over their expected period of benefit of three years (see note 2).

(I)      REVENUE RECOGNITION

         The Company's revenues are derived principally from the sale of banner advertisements and electronic message management services. Other advertising revenue sources include up-front placement fees and promotions. The Company's advertising products currently consist of banner advertisements that appear on pages within the Company's properties, promotional sponsorships that are typically focused on a particular event and merchant buttons on targeted advertising inventory encouraging users to complete a transaction. Advertising was a new source of revenue in 1998. Previously, the main source of revenue was subscription services. For the three and nine months ended September 30, 1999, revenue from advertising approximated $2.5 million and $5.3 million, as compared to $188 thousand and $225 thousand in the comparable periods during 1998. Advertising revenue is recognized as impressions are delivered providing collection is probable. Up-front placement fees represent funds received upon commencement of the contract. Such fees are recorded as deferred revenue and amortized ratably to revenue over the term of the contract.

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

         The Company trades advertisements on its Web properties in exchange for advertisements on the Internet sites of other companies. Barter revenues and expenses are recorded at the fair market value of services provided or received, whichever is more determinable in the circumstances. Revenue from barter transactions is recognized as income when advertisements are delivered on the Company's Web properties. Barter expense is recognized when the Company's advertisements are run on other companies' Web sites, which is typically in the same period when the barter revenue is recognized. Barter revenues were approximately $107 thousand and $361 thousand, and barter expenses were approximately $91 thousand and $303 thousand, respectively, during the three and nine months ended September 30, 1999, as compared to $35 thousand and $47 thousand in barter revenue and $71 thousand and $83 thousand in barter expenses in the comparable periods in 1998.

         The Company also provides businesses with Internet email message management services. This includes Internet email network integration services, email hosting services and email message management services, including virus scanning, attachment control, spam control, legal disclaimers and real time Web-based reporting. Revenue from services is recognized as the services are performed. Business messaging revenues for the three and nine months ended September 30, 1999 was $569 thousand. There were no business messaging revenues for the three months and nine months ended September 30, 1998.

         Subscription services are deferred and recognized ratably over the term of the subscription periods of one, two and five years as well as eight years for its lifetime subscriptions. Commencing March 10, 1999, the Company no longer offers lifetime memberships and only offers monthly and annual subscriptions. Deferred revenues principally consist of subscription fees received from members for use of the Company's premium email services. The Company is obligated to provide any enhancements or upgrades it develops and other support in accordance with the terms of the applicable Mail.com Partner agreements. Revenues from email subscriptions were approximately $160 thousand and $434 thousand for the three and nine months ended September 30, 1999, respectively, and approximately $77 thousand and $187 thousand for the three months and nine months ended September 30, 1998, respectively.

         Revenues from the sale of domain names are recognized at the time when the ownership of the domain name is transferred provided that no significant Company obligation remains and collection of the resulting receivable is probable. Revenues from the sale of domain names and other related services were approximately $164 thousand and $289 thousand for the three and nine months ended September 30, 1999, respectively, and approximately $8 thousand and $80 thousand for the three and nine months ended September 30, 1998, respectively.

(J)      FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

         Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents and accounts receivable. At December 31, 1998 and September 30, 1999, the fair value of these instruments approximated their financial statement carrying amount because of the short-term maturity of these instruments. Substantially all of the Company's cash equivalents were invested in money market accounts. The Company has not experienced any significant credit loss to date. One advertiser accounted for approximately 11% and 10% of our total revenue for the three- and nine-month periods ended September 30, 1999. Revenues from the Company's five largest advertisers accounted for an aggregate of 36% and 35% of our total revenues for the nine month periods ended September 30, 1999 and September 30, 1998, respectively.

(K)      BASIC AND DILUTED NET LOSS PER SHARE

         Loss per share is presented in accordance with the provisions of SFAS No. 128, "Earnings Per Share", and the Securities and Exchange Commission Staff Accounting Bulletin No. 98. Under SFAS No. 128, basic Earnings per Share ("EPS") excludes dilution for common stock equivalents and is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. Diluted net loss per share is equal to basic loss per share since all common stock equivalents are anti-dilutive for each of the periods presented. Diluted net loss per common share for the three and nine months ended September 30, 1999 and 1998 does not include the effects of options to purchase 9,132,501 and 5,956,261 shares of common stock, respectively; 1,218,899 and 199,356 common stock warrants, respectively; and 0, and 9,961,558 of convertible preferred shares, respectively.

         Net loss attributable to common stockholders for the nine month period ended September 30, 1999 gives effect to $14.6 million of cumulative dividends on the settlement of contingent obligations to preferred stockholders on the date of the June 1999 initial public offering.

(L)      STOCK SPLIT

         Effective September 30, 1998, the Company authorized and implemented a 2 for 1 stock split of all preferred and common stock. Accordingly, all shares and per share amounts in the accompanying financial statements have been restated to effect the stock split.

(M)      COMPREHENSIVE INCOME

         In 1998, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 requires the Company to report in its financial statements, in addition to its net income (loss), comprehensive income (loss) which includes all changes in equity during a period from non-owner sources, including foreign currency items, minimum pension liability adjustments and unrealized gains and losses on investments in debt and equity securities. The Company recorded approximately $2.6 million pertaining to the net unrealized gains on investments that are available for sale during the nine months ended September 30, 1999.

(N)      RECENT ACCOUNTING PRONOUNCEMENTS
         In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 provides guidance for determining whether computer software is internal-use software and guidance on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. The Company adopted SOP 98-1 in 1999 and its effect is not significant.

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. In June 1999, SFAS No. 137 was issued which delayed the effective date of SFAS No. 133. SFAS No. 137 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not expect this statement to affect it, as it does not have any derivative instruments or hedging activities

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public enterprises report information about operating segments. It also establishes standards for related disclosures about products, and services, geographic area and major customers. The Company has determined that it does not have any separately reportable segments.

(N)      RECLASSIFICATIONS

         Certain prior period amounts have been reclassified to conform to the current presentation.

(2)       ACQUISITION OF ALLEGRO

          Mail.com acquired The Allegro Group, Inc. ("Allegro"), for approximately $20.4 million including acquisition costs pursuant to the terms of an Agreement and Plan of Merger dated August 20, 1999 (the "Merger

Agreement"), among Mail.com, AG Acquisition Corp., a wholly-owned subsidiary of Mail.com ("Acquisition Corp."), Allegro and the shareholders of Allegro. Pursuant to the terms of the Merger Agreement, Allegro merged with and into Acquisition Corp. and became a wholly owned subsidiary of Mail.com. The acquisition was accounted for as a purchase business combination. The consideration payable by Mail.com in connection with the acquisition of Allegro consisted of the following: approximately $3.2 million in cash and 1,102,973 shares of Mail.com's Class A common stock valued at approximately $17.1 million. The Company also incurred acquisition costs of approximately $150 thousand. In addition, one-time signing bonuses of $800 thousand, which is included in the operating expenses in the statement of operations, were paid to employees of Allegro who were not shareholders of Allegro pursuant to employment agreements entered into with them upon the closing date. In connection with their employment agreements with Mail.com, Mail.com also granted options to Allegro employees to purchase approximately 625,000 shares of Mail.com common stock at an exercise price of $16.00 per share, the then fair value. These options vest quarterly over four year's subject to continued employment.

Mail.com may be obligated to pay additional consideration (the "Contingent Consideration") upon completion of its audited financial statements for the year ended December 31, 2000 based on the achievement of certain performance standards for such year. The Contingent Consideration would consist of up to $3.2 million payable in cash, additional bonus payments up to $800 thousand, and up to $16.0 million payable in shares of Mail.com Class A common stock based on the market value of such stock at the time of payment (but such market value shall be deemed to be not less than $8.00 per share).

The consideration payable by Mail.com was determined as a result of negotiations between Mail.com and Allegro. The number of shares of Mail.com Class A Common Stock issued to Allegro shareholders, was determined based on the exchange rate of 2,750.5561 of a share of Mail.com Class A Common Stock for each share of Allegro common stock. Funds paid in connection with the acquisition of Allegro were provided from Mail.com's cash on hand.

The Company has allocated a portion of the purchase price to the net book value of the acquired assets and liabilities of Allegro as of the date of acquisition. The excess of the purchase price over the net book value of the acquired assets and liabilities of Allegro has been allocated to goodwill and other intangible assets. Goodwill and other intangible assets will be amortized over a period of three years, the expected period of benefit.

The valuation of the write-off of acquired in-process technology in the amount of $900 thousand in connection with the acquisition of Allegro is based on an independent appraisal which determined that the new versions of MailZone technology acquired from Allegro had not been developed into the platform required by the Company at the date of acquisition. As a result, the Company will be required to expend significant capital expenditures to successfully integrate and develop the new versions of the MailZone technology, for which there is considerable risk that such technology will not be successfully developed, and if such technology is not successfully developed, there will be no alternative use for the technology. The MailZone technology is an enabling technology for email communications and includes message management, license, traffic and reporting. The Company's 1999 consolidated statements of operations reflects a write-off of the amount of the purchase price allocated to acquired in-process technology of $900 thousand.


                                      Acquisition   Net Tangible  Intangibles/
Acquired Company      Effective Date     Costs      Liabilities     Goodwill
----------------      --------------  -----------   ------------  ------------

Allegro              August 20, 1999     $150           $607         $20,077

The following unaudited pro forma consolidated amounts give effect to the acquisition as if it had occurred on January 1, 1998 by consolidating the results of operations of Allegro with the results of Mail.com for the three and nine months ended September 30, 1998 and 1999.

                                                         Three Months Ended                    Nine Months Ended
                                                            September 30,                         September 30,
                                                    -----------------------------         -----------------------------
                                                       1999               1998               1999               1998
                                                    ----------         ----------         ----------         ----------
Revenue                                           $      3,987       $      1,703       $      9,565       $      3,503
Net loss attributable to common stockholders           (17,543)            (4,867)           (50,079)           (12,256)
Basic and diluted net loss per common share              (0.40)             (0.31)             (1.80)             (0.80)

Weighted average shares used in net loss
per common share calculation (1)                    44,205,481         15,576,739         27,828,595         15,332,087

(1) The Company computes net loss per share in accordance with provisions of FAS No. 128, "Earnings per Share". Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. The Weighted Average Common Shares used to compute pro forma basic net loss per share includes the actual weighted average common shares outstanding for the three and nine month periods ended September 30, 1998 and 1999, respectively, plus the common shares issued in connection with the acquisition of Allegro from January 1, 1998. The common stock issued in connection with the acquisition of Allegro was 1,102,973 shares, which was adjusted for the weighted average period such shares were considered to be outstanding during 1999. In addition, diluted net loss per share is equal to basic net loss per share as common stock issuable upon exercise of the Company's employee stock options and upon exercise of outstanding warrants are not included because they are antidilutive. In future periods, the weighted average shares used to compute diluted earnings per share will include the incremental shares of common stock relating to outstanding options and warrants to the extent such incremental shares are dilutive.

The unaudited pro forma consolidated statements of operations are not necessarily indicative of the operating results that would have been achieved had the transactions been in effect as of the beginning of the periods presented and should not be construed as being representative of future operating results.

(3)      BALANCE SHEET COMPONENTS

         Property and equipment, including equipment under capital leases, are stated at cost and are summarized as follows, in thousands:

                                                                    SEPTEMBER 30,  DECEMBER 31,
                                                                        1999          1998
                                                                       -------       ------
                                                                     (UNAUDITED)
Computer equipment and software, including amounts
   related to capital leases of $13,892 and $2,352, respectively       $29,522       $5,175
Furniture and fixtures ..........................................          254           39
Leasehold improvement ...........................................          118           24
                                                                       -------       ------
                                                                        29,894        5,238
Less accumulated depreciation and amortization, including amounts
   related to capital leases of $2,006 and $484, respectively ...        3,859          897
                                                                       -------       ------
     Total ......................................................      $26,035       $4,341
                                                                       =======       ======

         During the nine months ended September 30, 1999, the Company purchased approximately $3.7 million of computer equipment which was financed through a periodic payment schedule. Amounts payable under such agreements are included in other current liabilities.

         Domain assets consist of the following, in thousands:

                                                     SEPTEMBER 30,     DECEMBER 31,
                                                         1999              1998
                                                        ------            ------
                                                     (UNAUDITED)
Domain names ...............................            $5,013            $1,315



Less accumulated amortization ..............               868               305
                                                        ------            ------
   Domain assets, net ......................            $4,145            $1,010
                                                        ======            ======

In connection with acquisition of domain assets, the Company has entered into various domain asset purchase agreements. In January 1999, the Company purchased a domain name and Web site for 225,000 shares of Class A common stock valued at $5.00 per share totaling $1.1 million. In the second quarter of 1999, the Company issued 130,000 Class A common stock valued at $11.00 per share plus $943 thousand and financed $200 thousand via a payment plan in connection with its acquisition of domain name assets, for approximately $2.6 million in the aggregate. There were no domain name purchases in the third quarter of 1999.

Goodwill and other intangible assets consists of the following, in thousands:

                                              SEPTEMBER 30,   DECEMBER 31,
                                                  1999            1998
                                               ----------      ----------
                                              (UNAUDITED)

Goodwill ................................      $   18,496      $       --
Other intangible assets .................           1,581              --
                                               ----------      ----------
                                                   20,077              --
Less accumulated amortization ...........             725              --
                                               ----------      ----------
     Total ..............................      $   19,352      $       --
                                               ==========      ==========

Accrued expenses consist of the following, in thousands:

                                              SEPTEMBER 30,   DECEMBER 31,
                                                  1999            1998
                                               ----------      ----------
                                              (UNAUDITED)

Payments due under partner contracts ....      $    1,050      $      722
Professional services and consulting fees           1,053             128
Software obligations ....................             325              --
Payroll and related costs ...............           1,705             487
Advertising .............................           1,071              --
Sales taxes .............................             679              --
Other ...................................             439             251
                                               ----------      ----------
   Total ................................      $    6,322      $    1,588
                                               ==========      ==========

(4)      INVESTMENTS

The Company has an investment in one of its Mail.com partners, and two other Internet companies. During the nine months ended September 30, 1999, the Company acquired an equity interest in 3Cube, Inc. Under the agreement, the Company paid $1.0 million in cash and issued 80,083 of its Class A common stock in exchange for 307,444 shares of 3Cube, Inc. convertible preferred stock which represents an equity interest of less than 20% of 3Cube, Inc. Investments which are not publicly traded are accounted for on the cost basis, as the Company owns less than 20% of each company's stock. Such investments are stated at the lower of cost or market value. Investments which are publicly traded are treated as available-for-sale and are available to support current operations or to take advantage of other investment opportunities and are stated at their fair value based upon publicly available market quotes. Unrealized gains and losses are computed on the basis of specific identification and are included in stockholder's equity.


Investments, at cost                                 $3,112
Investments available for sale, at cost                 100
                                                     ------
                                                      3,212
Unrealized appreciation                               2,642
                                                     ------
                                                     $5,854
                                                     ======

(5)      PARTNER AGREEMENTS

         The Company has entered into many partner agreements. Included in these agreements are percentage of revenue sharing agreements, miscellaneous fees and other customer acquisition costs with Mail.com Partners. The revenue sharing agreements vary for each party but typically are based on selected revenues, as defined, or on a per sign-up basis. As of September 30, 1999 and December 31, 1998, the Company owes approximately $1.1 million and $722 thousand, respectively, to various Mail.com Partners under such agreements. Such amounts are included in accrued expenses in the balance sheet.

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

         In August 1998, the Company entered into a two-year agreement with CNN. In consideration of the advertising, subscription and customer acquisition opportunities, CNN received 253,532 shares of Class A common stock upon the commencement of the contract at $3.50 per share, the fair market value of Mail.com's common stock on the date of grant, or $887 thousand. CNN also has the right to receive a portion of the Company's selected revenues under the agreement, as defined. The value of the stock issuance has been recorded in the balance sheet as partner advances and is amortized ratably to amortization expense over the contract term. The launch of the services coincided with the contract date.

         In September 1998, the Company entered into an agreement with GeoCities. In consideration of the advertising, subscription and customer acquisition opportunities under this agreement, GeoCities received 1,000,000 shares of Class A common stock upon the commencement of the contract valued at $3.50 per share, the fair market value of Mail.com's common stock on the date of grant, or $3.5 million. The Company was also required to pay GeoCities $1.5 million in three installments, the first of which was paid in December 1998. The value of the stock issuance and cash payments have been recorded in the 1998 balance sheet as partner advances and would have been amortized ratably to amortization expense over the contract term commencing upon the launch of the services under the agreement. After the Company entered into the agreement, Yahoo! announced its agreement to acquire GeoCities. In May 1999, the Company and GeoCities cancelled and rescinded their agreement. As a result of the cancellation and rescission of the agreement, GeoCities retained the $500 thousand non-refundable fee that the Company paid under the contract, but returned to the Company the 1,000,000 shares of Class A common stock issued to them. Accordingly, the Company reversed the issuance of the 1,000,000 shares and recorded the $500 thousand write-off in May 1999. In addition, the Company has agreed to deliver advertisements over its network on behalf of GeoCities, and GeoCities has agreed to pay the Company $125 thousand per month for sixteen months, representing $2 million in the aggregate.

         The Company issued an additional 577,628 and 485,616 shares of its common stock at varying prices in 1998 and for the nine months ended September 30, 1999, respectively, in connection with certain strategic partnership agreements. When stock issuances are either contingent upon the achievement of certain targets or the measurement date is not fixed, the Company expenses the issuance of such stock at the time such stock is issued or the targets are achieved at the then fair market value of the Company's stock.

         Prior to May 1, 1999, the Company was required to issue to CNET, Snap and NBC Multimedia shares of its Class A common stock based on the number of members who registered at their sites. On May 1, 1999, the Company entered into an agreement to settle in full its contingent obligation to issue shares of Class A common stock to CNET, Snap and NBC Mutlimedia as described above. Pursuant to this agreement, the Company issued upon the closing of its initial public offering in June 1999, 2,368,907 shares of Class A common stock at a value of $7.00 per share in the aggregate to CNET and Snap and 210,000 shares of Class A common stock at a value of $7.00 per share to NBC Multimedia. The Company is capitalizing the issuance of these shares and is ratably amortizing the amount over the period from the closing of the initial public offering (June 23, 1999) through May 2001.

         Certain Mail.com Partner agreements require minimum cash payments which aggregated $2.2 million, of which $674 thousand is due in 1999 and $1.5 million is due in 2000. Additional amounts become payable to certain Mail.com partners upon achieving varying member levels.

(6)      LEASES

         The Company sold certain assets for approximately $3.9 million, and $513 thousand for the nine months ended September 30, 1999 and 1998, respectively, and approximately $225 thousand and $367 thousand for the three months ended September 30, 1999 and 1998, respectively. The assets were leased back from the purchaser over 3-4 years. The Company also leases facilities and certain equipment under agreements accounted for as either capital or operating leases.

(7)      CAPITAL STOCK

INITIAL PUBLIC OFFERING

         On June 17, 1999, the Company completed its initial public offering, which resulted in the issuance of 6,850,000 shares of its Class A common stock at $7.00 per share and realized net proceeds of $43.2 million. On July 12, 1999, the Company's underwriters exercised their over-allotment option for 1,027,500 additional shares of the Company's Class A common stock at $7.00 with the Company receiving net proceeds of approximately $6.7 million.

CLASS E PREFERRED STOCK

         In March 1999, the Company completed a private placement of 3.2 million shares of Class E preferred stock at $5.00 per shares for net proceeds of approximately $15.2 million. These shares automatically converted on a one-for-one basis (before giving effect to the conversion price adjustment described below) to an equivalent number of Class A common shares upon the closing of the IPO. As a result of an adjustment to the conversion price made immediately prior to the consummation of the IPO, the Class E shareholders received an additional 166,424 shares of Class A common stock upon conversion of the Class E preferred stock at the closing of the IPO.

CONVERSION

         Upon the closing of the Company's initial public offering on June 23, 1999, 6,185,000 and 3,776,558 shares of Class A and C convertible preferred stock, respectively, representing all of the outstanding shares of the convertible preferred stock, automatically converted on a one-for-one basis into 9,961,558 shares of Class A common stock (before giving effect to the adjustments described below). In addition, the 3.2 million Class E preferred shares automatically converted into the same number of Class A common stock (before giving effect to the adjustments described below). Further, the holders of Class A, C and E preferred stock received an additional 968,800, 944,139 and 166,424, Class A common shares, respectively, upon conversion of such preferred stock at the closing of the initial public offering.

(8)      ATT WARRANT

         Under a letter agreement dated May 26, 1999, AT&T Corp. ("AT&T") and the Company agreed to negotiate in good faith to complete definitive agreements to establish a strategic relationship. On July 26, 1999, both parties entered into an interim agreement to provide e-mail services to select corporate IP Services customers. The Company does not expect to generate significant revenues under the July 26 interim agreement. The parties have not entered into a definitive agreement and no assurance can be given that a definitive agreement will be achieved. AT&T or the Company may terminate the May 26 letter agreement without further liability at any time prior to the execution and delivery of a definitive agreement. Under the letter agreement, the Company issued warrants to purchase 1,000,000 shares of Class A common stock at $11.00 per share. AT&T may exercise the warrants at any time on or before December 31, 2000 regardless of whether the Company enters into a definitive agreement for the strategic relationship. If under the proposed strategic relationship AT&T provides more than 30,000 active emailboxes with the Company's managed messaging service on or before December 31, 2000, AT&T may pay the exercise price of the warrants by exchanging warrants in lieu of cash. AT&T may not sell or otherwise transfer to a third party the warrants or the shares issuable upon exercise of the warrants until the earlier of May 26, 2004, or the date that it provides more than 30,000 active emailboxes, if this date is on or before December 31, 2000. In addition, AT&T has agreed that it will not sell or otherwise transfer the warrants or the Class A common stock for 180 days after our initial public offering.

         The Company has incurred non-cash accounting charges of approximately $4.3 million in the aggregate as a result of the issuance of these warrants. The Company has amortized $445 thousand in the third quarter of 1999 and will continue to amortize these charges over the term of the agreement entered into with AT&T. If the Company does not enter into a definitive agreement, the remaining non-cash charges will be expensed in the fiscal quarter in which both parties have ceased negotiations for the proposed strategic relationship.

(9)      CNET/NBC STOCK WARRANT

         In 1998, the Company entered into a partner agreement with CNET, Inc. which was amended shortly thereafter to include the newly formed Snap, LLC. During March 1999, Snap assigned their rights to NBC Multimedia. As part of this agreement, on November 6, 1998, warrants for an aggregate of 1,500,000 Class A common shares were granted at an exercise price of the lesser of $5.00 per share (the fair market value at the date of grant) or the IPO price. In March 1999, CNET and NBC Multimedia exercised their warrants in accordance with this agreement by placing the proceeds of $7.5 million in an escrow account. With the closing of the initial public offering on June 23, 1999, funds from the exercise of the warrants were disbursed to the Company and the shares of the Class A common stock relating to the warrants were issued to CNET and NBC Multimedia.

(10)     SUBSEQUENT EVENTS

         On October 18, 1999, the Company acquired TCOM, Inc. ("TCOM"), a leading software technology development firm, specializing in the design of carrier class applications for the telecommunications and computer telephony industries. The acquisition will be accounted for as a business combination. The Company is not continuing the business operations of TCOM but rather is making the acquisition in order to obtain technology and development resources. The Company paid $2 million in cash and issued 439,832 shares of Mail.com Class A common stock valued at approximately $6.1 million.

         Mail.com may be obligated to pay additional consideration (the "Contingent Consideration") based upon certain employment criteria over an 18-month period. The Contingent Consideration would consist of up to $1.0 million payable in cash and up to $2.75 million payable in shares of Mail.com Class A common stock based on the market value of such stock at the time of payment (but such market value shall be deemed to be not less than $4.00 per share).

         In October 1999, the Company acquired a domain name and Web portal for $250 thousand in cash and 53,571 shares of Mail.com's Class A common stock valued at approximately $750 thousand.



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

OVERVIEW

Mail.com is a global provider of email services. We offer our email services to both the consumer and business markets. Our basic consumer email services are free to our members. We generate the majority of our revenues from our consumer email services, primarily from advertising related sales, including direct marketing and e-commerce promotion. We also generate revenues in the consumer market from subscription services, such as increased storage capacity. In September 1999, we delivered approximately 170 million page views and approximately 536 million advertisements in our consumer email services. We also generate revenues in the business market primarily from Internet email message management services, consisting of Internet email network integration services, email hosting services and email message management services, including virus scanning, attachment control, spam control, legal disclaimers and real time Web-based reporting. As of September 30, 1999, we provided email services for approximately 1,400 businesses.

Prior to 1998, we generated most of our revenues from subscription services and trading of domain names. We collect subscriptions by charging members' credit cards in advance, usually after a 30-day trial period. Until early this year, we offered one-year, two-year, five-year and lifetime subscription periods. During March 1999, we increased our subscription rates and began offering only monthly and annual subscriptions. We record subscriptions as deferred revenues and recognize the revenues ratably over the term of the subscription. We use an eight-year amortization period for lifetime subscriptions. We recognize revenues from the sale of domain names at the time of sale. We offer a 30-day trial period for certain subscription services. We do not recognize any revenue during such period. We provide pro rated refunds and chargebacks to subscription members who elect to discontinue their service. The actual amount of refunds and chargebacks approximated our expectations for all periods presented. In August 1999, in an effort to increase member sign ups and retention, we eliminated subscription fees for most of our premium email addresses.

During 1998, our member base became large enough to provide a platform for advertising related sales. During the first nine months of 1999, we generated approximately 80% of our revenues from advertising related sales, 9% from business messaging services and 7% from our subscription services. We expect that advertising sales will continue to represent a majority of our revenues. However, with our expansion into the business market, we expect that business service revenues will represent an increasing percentage of our revenues.
We also generated a small portion of our revenues from the sale of domain name assets and from email service outsourcing fees paid by Web sites.

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

We also engage in barter transactions. Under these arrangements, we deliver advertisements promoting a third party's goods and services in exchange for their agreement to run advertisements promoting our Webmail service. The number of advertisements that each party agrees to deliver, and hence the effective CPM, may not be equal. We recognize barter revenues ratably as the third party's advertisements are delivered to our members. We record cost of revenues ratably as our advertisements are delivered by the third party. Although our revenues and related costs of revenues will be equal at the conclusion of the barter translation, the amounts may not be equal in any particular quarter. We record barter revenues and expenses at the fair market value of either the services we provide or of those we receive, whichever is more readily determinable under the circumstances. Barter revenues were approximately 5.5% of total revenues for the nine months ended September 30, 1999 as compared to 9.6% for the first nine months of 1998. On an annual basis we anticipate that barter revenues will remain below 10%, although the actual percentage may fluctuate in any given quarter.

The Company also provides businesses with Internet email message management services. This includes Internet email network integration services, email hosting services and email message management services, including virus scanning, attachment control, spam control, legal disclaimers and real time Web-based reporting. Revenue from services is recognized as the services are performed. Business messaging revenues for both the three and nine months ended September 30, 1999 were $569 thousand as compared with none in the prior year periods.

In most of our contracts with our partners we provide the Webmail service at no cost to the partner. In addition to assuming the costs to provide service, we also pay out a percentage (generally up to 50%) of any advertising and subscription revenues attributable to our Webmail service at the partner's site. While most of our partners share in advertising and subscription revenues on a quarterly basis during the contract term, some of our partners are compensated or have the option to be compensated based on the number of member registrations. These contracts call for us to pay an amount in cash for each member registration or confirmed member registration at the partner's site. In addition, under some of our contracts we pay our partners guaranteed minimum amounts and/or upfront or scheduled payments, usually in the form of sponsorship or license fees. Because we expect to retain at contract termination most of the members that establish emailboxes, we account for both revenue sharing and per member costs as customer acquisition costs. We record these costs as sales and marketing expenses as we incur them.

Historically, some of our contracts have required us to issue shares of Class A common stock on a contingent basis. The amount of stock we were required to issue was usually based upon the number of member registrations during the preceding quarter or upon the achievement of performance targets. We recorded the non-cash expense as of the date we issued the stock or as of the date the targets were achieved, at the then fair market value of our stock. These expenses aggregated approximately $50 thousand and $2.5 million for the three and nine months ended September 30, 1999, respectively, as compared to $487 thousand and $590 thousand, respectively, for the comparable periods in 1998. Upon the closing of our initial public offering, we issued an aggregate of 2,368,907 shares of Class A common stock to CNET and Snap and 210,000 shares of Class A common stock to NBC Multimedia to settle in full our contingent obligation to issue shares to these parties.

Under an agreement with CNN we issued 253,532 shares of our Class A common stock upon execution of the contract in August 1998. We agreed to issue the shares in anticipation of CNN's fulfillment of promotional obligations under the contract. We capitalized as a partner advance the market value of the stock we issued and amortize that amount over the length of the contract. We recorded approximately $184 thousand and $406 thousand of amortization expense for this agreement for the three and nine months ended September 30, 1999, respectively, as compared to $62 thousand for both the three and nine month periods ended September 30, 1998. This amortization is included in sales and marketing expenses.

Under our agreement with GeoCities entered into in September 1998, GeoCities received 1,000,000 shares of Class A common stock upon the commencement of the contract in consideration of the advertising, subscription and customer acquisition opportunities. In addition to our obligation to share revenue generated from the partnership with GeoCities, we were required to pay GeoCities $1.5 million in three installments, the first of which was paid in December 1998. On May 1, 1999, GeoCities and Mail.com agreed to cancel and rescind the contract. Under this agreement, GeoCities retained the first $500 thousand non-refundable payment that we paid to it under the original agreement and we will not be required to pay the remaining $1 million. In addition, GeoCities returned to us the 1,000,000 shares of Class A common stock issued to them. We have also agreed to deliver advertisements over our network on behalf of GeoCities for the sixteen-month period commencing May 1999. The total payments by GeoCities for this advertising will be $125 thousand per month or $2 million in the aggregate over the sixteen-month period. In the second quarter of 1999, we reversed the issuance of shares and expensed the non-refundable fee previously paid to GeoCities.

In 1998, we entered into a partner agreement with CNET, which was amended shortly thereafter to include Snap, a newly formed entity. Under the agreement, we were obligated to issue warrants for a total of 1.5 million shares of our Class A common stock upon achievement of a member registration target. The warrants were divided between CNET and Snap, and Snap subsequently assigned its portion to NBC Multimedia. CNET and NBC Multimedia exercised their warrants prior to our initial public offering, and upon the closing of our initial public offering on June 23, 1999, $7.5 million was transferred from an escrow account to our account and we issued the common stock to CNET and NBC Multimedia.

Under a letter agreement dated May 26, 1999, AT&T Corp. ("AT&T") and the Company agreed to negotiate in good faith to complete definitive agreements to establish a strategic relationship. On July 26, 1999, both parties entered into an interim agreement to provide e-mail services to select corporate IP Services customers. We do not expect to generate significant revenues under the July 26 interim agreement. The parties have not entered into a definitive agreement to establish the proposed strategic relationship and no assurance can be given that a definitive agreement will be achieved. AT&T or the Company may terminate the May 26 letter agreement without further liability at any time prior to execution and delivery of a definitive agreement. Under the letter agreement, we issued warrants to purchase 1,000,000 shares of Class A common stock at $11.00 per share. AT&T may exercise the warrants at any time on or before December 31, 2000 regardless of whether we enter into a definitive agreement for the strategic relationship. If under the proposed strategic relationship AT&T provides more than 30,000 active emailboxes with our email outsourcing services on or before December 31, 2000, AT&T may pay the exercise price of the warrants by exchanging warrants in lieu of cash. AT&T may not sell or otherwise transfer to a third party the warrants or the shares issuable upon exercise of the warrants until the earlier of May 26, 2004 or the date that it provides more than 30,000 active emailboxes if this date is on or before December 31, 2000. In addition, AT&T has agreed that it will not sell or otherwise transfer the warrants or the Class A common stock for 180 days after our initial public offering.

The Company has incurred non-cash accounting charges of approximately $4.3 million in the aggregate as a result of the issuance of these warrants. The Company has amortized $445 thousand for the three and nine month periods ended September 30, 1999 and will continue to amortize these charges over the term of the interim agreement entered into with AT&T. If we do not enter into a definitive agreement, the remaining non-cash charges will be expensed in the fiscal quarter in which both parties have ceased negotiations for the proposed strategic relationship.


On July 14, 1999, we purchased an equity interest in 3Cube, Inc. Under the agreement, we paid $1.0 million in cash and issued 80,083 shares of our Class A common stock in exchange for 307,444 shares of 3Cube, Inc. convertible preferred stock which represents an equity interest of less than 20% of 3Cube, Inc. We recorded this transaction under the cost method. This agreement also included a technology licensing arrangement, whereby 3Cube has agreed to integrate its Internet facsimile technology into our email service across our partner network.

On August 20, 1999, we acquired The Allegro Group, Inc. Pursuant to the terms of the merger agreement, Allegro became a wholly owned subsidiary of Mail.com. In connection with this acquisition, we paid approximately $3.2 million in cash and issued 1,102,973 shares of our Class A common stock to the shareholders of Allegro valued at $17.1 million. We also paid one-time signing bonuses of $800 thousand to employees of Allegro who were not shareholders of Allegro. We are also obligated to pay additional amounts based upon Allegro's achievement of specified revenue targets in 2000. This contingent payment would consist of up to $3.2 million payable in cash, additional bonus payments of up to $800 thousand and up to $16.0 million payable in shares of our Class A common stock based on the market value of the stock at the time of payment, up to a maximum of 2,000,000 shares. This contingent payment would be made in 2001. In connection with their employment agreements, we also granted options to Allegro employees to purchase approximately 625,000 shares of our Class A common stock at an exercise price of $16.00 per share. These options vest quarterly over four year's subject to continued employment. This acquisition has been accounted for as a purchase business combination.

The valuation of the write-off of acquired in-process technology in the amount of $900 thousand in connection with the acquisition of Allegro is based on an independent appraisal which determined that the new versions of MailZone technology acquired from Allegro had not been developed into the platform required by us at the date of acquisition. As a result, we will be required to expend significant capital expenditures to successfully integrate and develop the new versions of the MailZone technology, for which there is considerable risk that such technology will not be successfully developed, and if such technology is not successfully developed, there will be no alternative use for the technology. The MailZone technology is an enabling technology for email communications and includes message management, license, traffic and reporting. Our 1999 consolidated statements of operations reflect a one-time write-off of the amount of the purchase price allocated to acquired in-process technology of $900 thousand.

On October 18, 1999, the Company acquired TCOM, Inc. ("TCOM"), a leading software technology development firm, specializing in the design of carrier class applications for the telecommunications and computer telephony industries. The addition of TCOM will expand the Company's technical expertise in delivering mission critical Internet messaging services.
The Company is not continuing the business operations of TCOM but rather making the acquisition in order to obtain technology and development resources. The Company paid $2 million in cash and 439,832 shares of Mail.com Class A Common Stock valued at approximately $6.1 million.

Mail.com may be obligated to pay additional consideration (the "Contingent Consideration") based upon the achievement of certain objectives over an 18-month period. The Contingent Consideration would consist of up to $1.0 million payable in cash and up to $2.75 million payable in shares of Mail.com Class A common stock based on the market value of such stock at the time of payment (but such market value shall be deemed to be not less than $4.00 per share).

Although we have experienced substantial growth in revenues in recent periods, we have incurred substantial operating losses since inception and will incur substantial losses for the foreseeable future. As of September 30, 1999, we had an accumulated deficit of approximately $47 million. We intend to invest heavily in sales and marketing and continued development and enhancements to our computer systems and service offerings. Our prospects should be considered in light of risks, expenses and difficulties encountered by companies in the early stages of development, particularly companies in the rapidly evolving Internet market. See "Risk Factors That May Affect Future Results."

We have recorded amortization of deferred compensation of approximately $274 thousand for the nine months ended September 30, 1999, in connection with the grant of stock options to one of our officers. This deferral represents the difference between the deemed fair value of our common stock for accounting purposes and the exercise price of the options at the date of grant. This amount is represented as a reduction of stockholders' equity and amortized over the applicable vesting period of the applicable options, which typically range from three to four years. Amortization of deferred stock compensation is charged to sales and marketing expense on the statement of operations. We will amortize the remaining deferred compensation of approximately $751 thousand through December 2001.

We have recorded amortization of deferred compensation of approximately $40 thousand for the quarter ended September 30, 1999 in connection with the grant of 110,150 stock options to some employees. This deferral represents the difference between the deemed fair value of our common stock for accounting purposes, in this case $7.00-$11.00 per share, and the $5.00 per share exercise price of the options at the date of grant. We will amortize the deferred compensation over the four-year vesting period of the applicable options.

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

RESULTS OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

REVENUE

Revenues for the three and nine months ended September 30, 1999 were $3.4 million and $6.6 million, respectively, as compared to $273 thousand and $492 thousand, respectively, for the three and nine months ended September 30, 1998. These increases of $3.2 million and $6.1 million, respectively, were due primarily to commencing advertising sales in the second half of 1998 coupled with the acquisition of Allegro in the third quarter of 1999. Our members established approximately 2.0 million emailboxes during the third quarter of 1999 and 4.3 million emailboxes for the first nine months of 1999, as compared to 700 thousand emailboxes and 1.8 million emailboxes for the three and nine months ending September 30, 1998, respectively. The cumulative total of emailboxes established approximates 8.6 million as of September 30, 1999.

Advertising revenues for the three and nine months ended September 30, 1999 were $2.5 million and $5.3 million, respectively, as compared to $188 thousand and $225 thousand in the comparable periods during 1998. For the three and nine months ended September 30, 1999, approximately 11.2% and 9.5%, respectively, of our revenue came from one advertiser. Revenue for the Company's five largest advertisers accounted for approximately 29% and 36% of our revenues for the three and nine months ended September 30, 1999, respectively. For the three and nine months ended September 30, 1999 approximately $107 thousand and $361 thousand, respectively, were barter revenues, as compared to $35 thousand and $47 thousand in the comparable periods in 1998.

Business messaging revenue was $569 thousand for both the three and nine month periods ended September 30,1999, as compared to none during the comparable periods in 1998. Revenues from subscription services were $160 thousand and $434 thousand, respectively, for the three and nine months ended September 30, 1999, an increase from $76 thousand and $187 thousand, respectively, for the three and nine months ended September 30, 1998. Other revenue, primarily the sale or leasing of domain names, was $164 thousand and $289 thousand, respectively, for the three and nine months ended September 30, 1999 and $8 thousand and $80 thousand for the three and nine months ended 1998.

OPERATING EXPENSES

COST OF REVENUES

Cost of revenues for the three and nine months ended September 30, 1999 were $4.2 million and $7.7 million, respectively, as compared to $801 thousand and $1.7 million, respectively, for the comparable periods in 1998. Cost of revenues consists primarily of costs incurred in the delivery and support of our email service, including depreciation of equipment used in our computer systems, the cost of telecommunications service, and personnel costs associated with our systems, databases and graphics. Cost of revenues also includes costs associated with licensing third party network software. In addition, we report the cost of barter trades, amortization of domain assets, and the cost of domain names that have been sold in cost of revenues. During the first nine months of 1999, we purchased significant amounts of capital equipment for our computer systems to accommodate the current growth and anticipate the future growth of emailboxes. During the three and nine month periods ended September 30, 1999, barter expense was approximately $91 thousand and $303 thousand, respectively, as compared to $71 thousand and $83 thousand in the prior year periods. We also substantially increased headcount in the above groups during 1999. We anticipate continuing to purchase significant amounts of hardware and software and to continue to hire technical personnel.

SALES AND MARKETING EXPENSES

Sales and marketing expenses were $9.6 million and $17.1 million, respectively, for the three and nine months ended September 30, 1999 as compared to $1.3 million and $2.1 million, respectively, for the comparable periods in 1998. The increase was primarily due to the expansion of our sales and marketing efforts and the increase in partner agreements with third party web sites. The largest component of sales and marketing expenses are customer acquisition costs. The costs related to customer acquisitions through the issuance of Class A common stock were none and approximately $2.5 million, respectively, for the three and nine months ended September 30, 1999 as compared to none for the comparable periods in 1998. There were no customer acquisition costs through the issuance of stock for the three months ended September 30, 1999 due to an amendment to the CNET, Snap and NBC agreement signed during the second quarter of 1999, which eliminated the monthly issuance of shares, but issued the remainder of the shares under the contract simultaneously with the IPO. The associated value of these shares is being amortized over the subsequent two-year period. We recorded approximately $2.3 million and $2.7 million of amortization expense in connection with the issuance of these shares for the three and nine months ended September 30, 1999. The next largest cost is advertising expenses, which reflect the launch of our advertising campaign to build our brand. The remainder of the costs in this category relates to salaries and commissions for sales, marketing, and business development personnel. We increased our sales and marketing efforts throughout the first nine months of 1999 and expect sales and marketing expenses to continue to increase as we continue to invest in sales and marketing personnel, expand our partner network, and build our brand name.

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $3.2 million and $7.2 million, respectively, for the three and nine months ended September 30, 1999 as compared to $965 thousand and $1.7 million, respectively, for the comparable periods in 1998. The third quarter of 1999 included increased personnel and related costs, including recruiting fees, primarily due to an increase in the number of employees, increasing customer service coverage to 24 hours per day, 7 days per week, and increased facilities costs. General and administrative expenses consist primarily of compensation and other employee costs not included in other line items, as well as overhead expenses, customer support and bad debt expense. We expect these expenses to continue to grow as necessary to support the growth of our business and to operate as a public company.

PRODUCT DEVELOPMENT

Product development costs were $1.9 million and $4.6 million, respectively, for the three and nine months ended September 30, 1999 as compared to $490 thousand and $986 thousand, respectively, for the comparable periods in 1998. The increase in expenses was primarily due to increased staffing and consulting costs to add new features, design new services and redesign existing services. During the nine month period ending September 30, 1999, a portion of the consulting expenses were paid through the issuance of 55,000 shares of our Class A common stock at $5 per share. Product development costs consist primarily of salaries and consulting services. To date, we have expensed all of our product development costs as incurred. We need to continue to invest in product development to attain our goals and as a result we expect product development expenses to increase significantly.

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS AND WRITE-OFF OF ACQUIRED IN-PROCESS TECHNOLOGY

Amortization of goodwill and other intangible assets and the write-off of acquired in-process technology resulted from the acquisition of Allegro. Goodwill represents the excess of the purchase price over the fair market value of the net assets acquired and is being amortized over a 3-year period. Purchased in process technology was $900 thousand for both the three and nine month periods ended September 30, 1999. Amortization of goodwill for both the three and nine month periods ended September 30, 1999 was $725 thousand as compared to none for the prior year periods.

OTHER INCOME (EXPENSE), NET

Other income (expense), net includes interest income from our cash investments, gain on the sale of investments and interest expense related to our capital lease obligations. Interest income of $795 thousand and $1.1 million for the three and nine months ended September 30, 1999, respectively, increased from $107 thousand and $141 thousand for the comparable periods in 1998 due to higher cash balances after we completed a private placement of preferred stock in March 1999 and our Initial Public Offering in June 1999. In 1998, we realized a gain of approximately $438 thousand when we sold shares of Lycos common stock. We received the Lycos stock as consideration in March 1998 when Lycos exercised an option to acquire our Class A preferred stock. We had granted Lycos the option when we entered into a partner contract with them in October 1997. Interest expense was $177 thousand and $355 thousand for the three and nine months ended September 30, 1999, respectively, as compared to $24 thousand and $57 thousand, respectively, for the comparable periods in 1998. The increase was due to interest recorded on our capital lease obligations, as we continue to finance our computer equipment purchases

PREFERRED STOCK DIVIDEND

Upon the closing of our initial public offering, we settled in full all of our contingent obligations to issue additional shares of stock to our former preferred stockholders by issuing 968,800, 944,139, and 166,424 shares of our Class A common stock to stockholders who formerly held Classes A, C and E preferred shares, respectively. Simultaneously, all outstanding shares of preferred stock were converted on a one-for-one basis into shares of Class A common stock.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have obtained financing through private placements of equity securities, equipment leases, and more recently through our initial public offering. In March 1999, we received net proceeds of $15.2 million from the sale of Class E convertible preferred stock. In June 1999, we received net proceeds of approximately $51.1 million from our initial public offering, concurrent share issuance to CNET and NBC Multimedia for the exercise of their warrants to purchase Class A common stock and from the exercise of some employee stock options. In July 1999, we received an additional $6.7 million when the underwriters exercised their over-allotment of shares.

Net cash used in operating activities was $8.2 million for the nine months ended September 30, 1999 and $2.7 million for the comparable period in 1998. Cash used in operating activities was impacted by the net loss from operations, offset in part by increases in accounts payable and accrued expenses as well as non-cash charges related to partner agreements and vendor services, and depreciation and amortization of fixed assets.

Net cash used in investing activities was $18.8 million for the nine months ended September 30, 1999 and $2.2 million for the comparable period in 1998. Net cash used in investing activities consisted primarily of purchases of computer equipment and for the purchase of Allegro, offset in part by the proceeds received from the sale and leaseback of computer equipment. We expect that net cash used in investing activities will increase as we acquire significant new hardware and software in the future.

Net cash provided by financing activities was $72.1 million for the nine months ended September 30, 1999 and $16.3 million for the comparable period in 1998. During the nine months ended September 30, 1999, $57.8 million was received from our initial public offering which includes $6.7 million from the exercise of the underwriters over-allotment option, the exercise of Class A common stock warrants from CNET and NBC Multimedia and from the exercise of some employee stock options. Additionally, $15.2 million was received in net proceeds from the sale of Class E preferred stock. On July 14, 1999 we purchased an equity interest of less than 20% in 3Cube, Inc. Under the agreement, we paid $1.0 million in cash and issued 80,083 shares of our Class A common stock for 307,444 shares of 3Cube, Inc.

As of September 30, 1999 we had $53.5 million of cash and cash equivalents. Our principal commitments consist of obligations under capital leases, domain asset purchase obligations and commitments for capital expenditures. We believe that the existing cash and cash equivalents will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. Our operating and investing activities may require us to obtain additional equity or debt financing. In addition, we continue to evaluate potential acquisitions of other businesses, products, and technologies on an ongoing basis. In order to complete these potential acquisitions, we may need additional equity or debt financing in the future. Sales of additional equity securities could result in additional dilution to our stockholders.

At September 30, 1999, the Company had established a $1 million letter of credit ("LOC") with a bank to secure obligations under an office space lease. The LOC expires on January 31, 2001 and will automatically renew for additional periods of one year but not beyond January 31, 2006. The bank may choose not to extend the LOC by notifying the Company not less than 30 days but not more than 60 days prior to an expiry date. The Company is required to maintain a $1 million balance on deposit with the bank in an interest bearing account, which is included in restricted investments in the consolidated balance sheet. Through September 30, 1999 there were no drawings under the LOC.

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

We have completed our initial assessment of current Year 2000 compliance for both our information and non-information technology. Based on our initial assessment, we believe all non-information technology, including security and phone systems, upon which we are materially dependent, is Year 2000 compliant. We expect to resolve any Year 2000 compliance issues relating to information technology that we use internally primarily through normal upgrades or, when necessary, through replacement of existing software with Year 2000 compliant products. We do not expect the cost of these upgrades or replacements to be material to our financial position or results of operations. If our production and operational facilities that support our own Web sites are not Year 2000 compliant, portions of our services may become unavailable. Our review of our systems has shown that there is no single component that would make our services totally unavailable. We intend to complete the testing of our technologies, replacement or correction of our non-compliant technologies and testing of any replacement or corrected technologies by December 31, 1999.

We estimate that our total cost to become Year 2000 compliant will not exceed $200 thousand. We have allocated this amount as follows:

         o $100 thousand for a test system that is independent of our main production system;

         o        $50 thousand for unplanned hardware and software upgrades; and

         o $50 thousand for unplanned consulting and software development resources.

We have not incurred any significant capital costs regarding Year 2000 compliance to date. Our Year 2000 budget constitutes less than 2% of our overall information technology budget. Our Year 2000 compliance efforts have not had a material impact on other information technology projects. We do not expect the financial or resource requirements necessary to achieve compliance to have a material impact on our financial condition or results of operations. However, necessary upgrades and replacements may not be completed on schedule or within estimated costs or may not successfully address our Year 2000 compliance issues. We have not engaged any third parties to verify the results of our assessments or our cost estimates.

         We are unable to determine the extent to which the external, third party systems on which our business depends may be prone to Year 2000 risks. In the event that the Internet or widespread access to the Internet is compromised because of Year 2000 problems, our services may not be available to or accessible by our members. Our computer systems, and the systems of others that we depend on, may not operate properly because of the Year 2000 problem. We are in the process of seeking verification from our key Web site and ISP partners, manufacturers and suppliers that they have either achieved or expect to achieve Year 2000 compliance. As of September 30, 1999, we have received notification from over 90% of our manufacturers and suppliers and approximately 30% of our partners that they are either Year 2000 compliant or are taking necessary steps to become Year 2000 compliant. Although partners have been slow to respond to inquiries regarding Year 2000 compliance, our largest partners have responded. These partners account for approximately 60% of the emailboxes established through our partner network. We have not engaged any independent services to verify and validate representations made by key Web sites and partners, manufacturers and suppliers. We plan to monitor progress of these entities by requesting periodic updates as they prepare for the arrival of the year 2000.

         In the event that any of our partner sites are unable to operate due to Year 2000 difficulties, we could with our partner's consent offer most of the affected members the ability to bypass the partner site and access their emailbox through one of our own sites.

         We do not currently have a contingency plan to deal with the worst-case scenario involving Year 2000-related failures of technologies on which we are dependent. We intend to develop a plan for this scenario by December 15, 1999. Our contingency plan will outline our plans and procedures for dealing with unanticipated difficulties resulting from Year 2000 related failures. Potential Year 2000 problems will vary in significance, ranging from minor software bugs to network failures. Our services would not be available under our worst case scenario, potentially resulting in loss of revenues and a decrease in the number of new members. Although we do not anticipate the occurrence of this worst case scenario, our contingency plan will include procedures to follow if it occurs.

         If our present efforts to address the Year 2000 compliance issues are not successful, or if partners, manufacturers, suppliers and other third parties do not successfully address these issues, our business, operating results and financial position could be materially and adversely affected.

RECENT ACCOUNTING PRONOUNCEMENTS

         In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 provides guidance for determining whether computer software is internal-use software and guidance on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. We adopted SOP 98-1 in 1999 and its effect is not significant.

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. During June 1999, SFAS No. 137 was issued which delayed the effective date of SFAS No. 133. SFAS No. 137 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. We do not expect this statement to affect us, as we do not have any derivative instruments or hedging activities

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public enterprises report information about operating segments. It also establishes standards for related disclosures about products, and services, geographic area and major customers. We have determined that we do not have any separately reportable segments.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

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

WE HAVE INCURRED LOSSES SINCE INCEPTION AND EXPECT TO INCUR SUBSTANTIAL LOSSES IN THE FUTURE.

We have generated only limited revenues to date. We have not achieved profitability in any period, and we may not be able to achieve or sustain profitability. We incurred a net loss attributable to common stockholders of $12.5 million for the year ended December 31, 1998 and $45.5 million for the nine months ended September 30, 1999. We had an accumulated deficit of $47 million as of September 30, 1999.

We expect to continue to incur substantial net losses and negative operating cash flow for the foreseeable future. We have begun and will continue to significantly increase our operating expenses in anticipation of future growth. We intend to expand our sales and marketing operations, upgrade and enhance our technology, continue our international expansion, and improve and expand our management information and other internal systems. We intend to make strategic acquisitions and investments, which may result in significant amortization of goodwill and other expenses. We are making these expenditures in anticipation of higher revenues, but there will be a delay in realizing higher revenues even if we are successful. If we do not succeed in substantially increasing our revenues, our losses will continue indefinitely and will increase.

TO GENERATE INCREASED REVENUES WE WILL HAVE TO SUBSTANTIALLY INCREASE THE NUMBER OF OUR MEMBERS, WHICH WILL BE DIFFICULT TO ACCOMPLISH.

To achieve our objective of generating advertising related revenues and subscription revenues through our consumer email services, we will have to retain our existing members and acquire a large number of new members.

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

OUR CONTRACTS WITH OUR WEB SITE AND ISP PARTNERS REQUIRE US TO INCUR SUBSTANTIAL EXPENSES.

         o In nearly all cases our Web site and ISP partners do not pay us to provide our services. We bear the costs of providing our services. We generate revenues by selling advertising space to advertisers who want to target our members and by selling subscription services to these members. We pay the partner a share of the revenues we generate. In addition, a number of our contracts require us to pay significant fees or to make minimum payments to the partner without regard to the revenues we realize. If we are unable to generate sufficient revenues at our partner sites, these fees and minimum payments can cause the partner's effective share of our revenues to approach or exceed 100%.

         WE HAVE ISSUED WARRANTS TO PURCHASE 1,000,000 SHARES OF OUR CLASS A COMMON STOCK TO AT&T CORP. AS PART OF A PROPOSED STRATEGIC RELATIONSHIP WITH THEM, BUT WE CANNOT ASSURE YOU THAT WE WILL ENTER INTO THE STRATEGIC RELATIONSHIP.

Under a letter agreement with AT&T Corp. ("AT&T") dated May 26, 1999, we issued warrants to purchase 1,000,000 shares of our Class A common stock at an exercise price of $11.00 per share. AT&T may exercise the warrants at any time on or before December 31, 2000 even if we do not enter into a strategic relationship with them. We will incur non-cash accounting charges of approximately $4.3 million in the aggregate as a result of the issuance of these warrants. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." Under the letter agreement, AT&T and Mail.com have agreed to negotiate in good faith to establish a strategic relationship. On July 26, 1999, we entered into an interim agreement to provide our email services as part of a package of AT&T or third party branded communications services that AT&T may offer to some of its small business customers. We do not expect to generate significant revenues under the July 26 interim agreement. AT&T or the Company may terminate the May 26 letter agreement without further liability at any time prior to the execution and delivery of a definitive agreement establishing the strategic relationship. We cannot assure you that we will be able to enter into a definitive agreement to implement the proposed strategic relationship. AT&T will be entitled to retain their warrants even if we do not enter into definitive agreements.

THE FAILURE TO RENEW OUR PARTNER CONTRACTS, WHICH HAVE LIMITED TERMS, CAN RESULT IN THE LOSS OF MEMBERS AND IMPAIR OUR CREDIBILITY.

Our partner contracts generally have one or two year terms. A partner can decide not to renew at the end of the term for a variety of reasons, including dissatisfaction with our service, a desire to switch to one of our outsourcing competitors, or a decision to provide email service themselves. Partners can also choose not to renew our contract because they have entered into a merger or other strategic relationship with another company that can provide email service. This last factor is becoming increasingly common in light of the consolidation taking place among Web sites, ISPs and other Internet-related businesses. For example, NBC Multimedia has entered into an agreement with Xoom to create a new Internet services company. Under the terms of the agreement, Xoom will merge with Snap, which is jointly owned by CNET and NBC Multimedia. Xoom currently offers a free email service at its Xoom.com Web site. In addition, EarthLink recently entered into an agreement to merge with MindSpring, an ISP that offers its own email service. We cannot assure you that these partners will not seek to terminate their contractual relationships with us. The loss of a partner can be very disruptive for us for a number of reasons:

         WE WILL LOSE A SUBSTANTIAL NUMBER OF MEMBERS. When members register for our service at a partner's Web site, the default domain name members use for their email address is typically a domain name that is owned by the partner. As of September 30, 1999, we estimate that approximately 24% of our established emailboxes have email addresses at partner-owned domain names. Upon expiration, most partners can require us to relinquish existing members with addresses at partner-owned domain names. Even those members who have selected addresses using our domain names may find it more convenient to switch to whatever replacement email service may be available at the partner's site. The loss of members due to expiration or non-renewal of partner contracts may materially reduce our revenues. Moreover, as of September 30, 1999, we estimate that approximately 18% of our emailboxes established are at the email.com domain. If CNET and Snap exercise their rights to terminate our agreement, which includes the right to terminate for convenience after May 13, 2001, we would be obligated to transfer the email.com domain name and related member information to them. If CNET and Snap terminate for convenience, they would be obligated to pay us the greater of $5 million or 120% of the fair market value of the email.com user data based on the projected economic benefit of the users and either return to us the shares that we issued to them for the establishment of emailboxes or pay us the then fair market value of these shares. If CNET and Snap terminate for other reasons, the amount of compensation they must pay to us varies depending on the reason for termination. NBC Multimedia may elect to exercise similar rights relating to email.com emailboxes established through their sites under our agreement with them.

         LOSING RELATIONSHIPS WITH PROMINENT PARTNERS CAN IMPAIR OUR CREDIBILITY WITH ADVERTISERS AND OTHER PARTNERS. We believe that partnerships with Web sites that have prominent brand names help give us credibility with other partners and with advertisers. The loss of our better-known Web site partners could damage our reputation and adversely affect the advertising, direct marketing, e-commerce and subscription rates we charge.

SEVERAL OF OUR MOST SIGNIFICANT PARTNER CONTRACTS HAVE EXPIRED WHICH COULD RESULT IN REDUCED ADVERTISING AND SUBSCRIPTION REVENUES.

Any loss of members or decline in the number of page views arising out of the expiration or termination of partner contracts could reduce our advertising and subscription revenues.

Two of our most important Web site partnerships have been with Lycos and AltaVista, which collectively have accounted for approximately 19% of the emailboxes established through September 30, 1999, and for approximately 16% of the total page views we delivered in September 1999. Our agreement with Lycos expired on October 8, 1998, shortly after Lycos acquired WhoWhere, a competitor that provides personal homepage and Webmail services. Our contract with AltaVista expired on September 30, 1999. While we own the right to serve the majority of the affected members after the expiration of these contracts, we cannot be sure that these members will continue to use our service as actively as they have in the past, if at all.

BECAUSE WE ARE DEPENDENT ON A SMALL NUMBER OF PARTNER SITES FOR A SUBSTANTIAL PERCENTAGE OF OUR ANTICIPATED NEW MEMBERS, A DISRUPTION IN OUR RELATIONSHIP WITH ANY OF THESE PARTNERS OR A DECREASE IN TRAFFIC AT ANY OF THESE SITES COULD REDUCE OUR ADVERTISING RELATED REVENUES AND SUBSCRIPTION REVENUES.

Most of our partner sites, including most of those with well-known brand names, do not generate significant numbers of new emailboxes. The following four partners accounted for 39% of our new emailboxes established in September 1999:

                                                               DATE THAT OUR
PARTNER                            PERCENTAGE OF NEW         CONTRACT WITH THE
                             EMAILBOXES IN SEPTEMBER 1999     PARTNER EXPIRES
                             ----------------------------    -----------------

Snap.....................                  12%                       *
AltaVista................                  11                 September 1999
Prodigy..................                  10                  February 2000
CNET.....................                   6                        *

* CNET and Snap may terminate their contracts for convenience after May 13, 2001.

Our contract with AltaVista expired on September 30, 1999 and we discontinued new sign ups at the AltaVista site as of October 6, 1999. Our contract with Prodigy is automatically renewable for successive six-month terms unless either party elects to terminate at least thirty days before the start of a new term.

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

         WE BELIEVE THAT MOST OF OUR MEMBERS DO NOT USE THEIR EMAILBOXES REGULARLY, AND MANY DO NOT USE THEM AT ALL. We do not have the computer systems necessary to regularly monitor emailbox usage by our members. Our most recent information is for selected Web sites for the month of September 1999 and excludes ISP members, email.com members, members who automatically forward their email from their emailbox provided by Mail.com to another emailbox and members that subscribe for our upgrade "POP3" access. In September 1999, no more than 30% of emailboxes in the sample were accessed by our members. We expect our proportion of active members to decrease as our total number of established emailboxes increases. On an ongoing basis, we believe that a significant number of members will cease using our service each month. We cannot assure you that we will be able to add enough new members to compensate for this anticipated loss of usage.

         WE HAVE ONLY A LIMITED ABILITY TO GENERATE ADVERTISING REVENUES FROM FORWARDING AND POP3 ACCOUNTS, WHICH REPRESENT A SIGNIFICANT PERCENTAGE OF OUR EMAILBOXES. Members who choose our forwarding service or subscribe to our

POP3 service do not need to come to our partners' or our Web sites to access their email. Therefore, we do not deliver Web-based advertisements to these members. Forwarding and POP3 accounts represented approximately 38% of our total emailboxes as of September 30, 1999, and 22% of the emailboxes that were established during September 1999. If a disproportionate percentage of members choose either of these options, it will adversely affect our ability to generate advertising related revenues.

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

WEBMAIL, EMAIL ADVERTISING AND EMAIL OUTSOURCING MAY NOT PROVE TO BE VIABLE BUSINESSES.

We operate in an industry that is only beginning to develop. Our success will require the widespread acceptance by consumers of Webmail. We are also dependent on the development of viable markets for email advertising and the outsourcing of email services to businesses and other organizations. For a number of reasons, each of these developments is somewhat speculative:

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

         There are even greater uncertainties about our ability to successfully market premium Webmail services. Consumers have generally been very reluctant to pay for services provided over the Internet. In August 1999, we discontinued charging our members for virtually all of our premium domain names. Moreover, if our competitors choose to provide POP3 access, greater storage capacity or other services without charge or as part of a bundled offering, we may be forced to do the same.

         THERE ARE SIGNIFICANT OBSTACLES TO THE DEVELOPMENT OF A SIZABLE MARKET FOR EMAIL OUTSOURCING. Outsourcing is one of the principal methods by which we will attempt to reach the size we believe is necessary to be successful. Security and the reliability of the Internet, however, are likely to be of concern to Web sites, ISPs, schools, businesses and organizations deciding whether to outsource their email or to continue to provide it themselves. These concerns are likely to be particularly strong at larger businesses, which are better able to afford the costs of maintaining their own systems. Although we have begun to provide our email services to businesses and organizations, we cannot be sure that we will be able to expand our business customer base, attract additional customers in other segments or acquire a sufficient base of customers for whom we provide hosting services. In addition, we may not be able to generate significant additional revenues by providing our email services to businesses. Standards for pricing in the business email services market are not yet well defined and some businesses, schools and other organizations may not be willing to pay the fees we charge. We cannot assure you that the fees we are able to charge will be sufficient to offset the related costs of providing these services.

         THE MARKET FOR EMAIL ADVERTISING IS ONLY BEGINNING TO DEVELOP AND THE EFFECTIVENESS OF THIS FORM OF ADVERTISING IS UNPROVEN. Even if Webmail proves to be popular, we will still need large numbers of advertisers to purchase space on our Webmail service. We currently do not sell advertisements in connection with our business email services.

Because we, and our competitors, have only recently begun to offer email advertising, our potential advertising customers have little or no experience with this medium. We do not yet have enough experience to demonstrate the effectiveness of this form of advertising. As a result, those customers willing to try email advertising are likely to allocate only a limited portion of their advertising budgets. If early customers do not find email advertising to be effective for promoting their products and services, the market for our products will be unlikely to develop. Prices for banner advertisements on the Internet may fall, in part because of diminishing "click" or response rates. Advertisers may also request fewer "cost per thousand advertisements" pricing arrangements and more "cost per click" pricing, which would effectively lower advertising rates.

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

THERE ARE SIGNIFICANT OBSTACLES TO OUR ABILITY TO INCREASE ADVERTISING REVENUES.

Our success will largely depend on our ability to substantially increase our advertising related revenues, which we currently generate only in connection with our consumer services. Several factors will make it very difficult for us to achieve this objective:

         A LIMITED NUMBER OF ADVERTISERS ACCOUNT FOR A HIGH PERCENTAGE OF OUR REVENUES, OUR CONTRACTS WITH OUR ADVERTISERS TYPICALLY HAVE TERMS OF ONLY ONE OR TWO MONTHS, AND WE MAY BE UNABLE TO RENEW THESE CONTRACTS. We are dependent on a limited number of advertisers to derive a substantial portion of our revenues. For the nine-month periods ended September 30, 1999 and 1998, approximately 7% and 12%, respectively, of our total revenues were attributable to N2K/Music Boulevard, which recently merged with CDnow, Inc. and is not presently one of our advertisers. For the nine-month periods ended September 30, 1999 and 1998, revenues from our five largest advertisers accounted for an aggregate of 36% and 35%, respectively, of our revenues. Our future success will depend upon our ability to retain these advertisers, to generate significant revenues from new advertisers and to reduce our reliance on any single advertiser. Our existing contracts with advertisers generally have terms of only one or two months and we may be unable to renew them. The loss of one of our major advertisers or our inability to attract new advertisers would cause our revenues to decline.

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

         The following are among the factors that could cause significant fluctuations in our operating results:

         o incurrence of a non-cash accounting charge of the remaining unamortized portion of the approximately $4.3 million originally capitalized from the issuance of warrants to AT&T Corp. if we do not enter into a definitive agreement with AT&T Corp. We would incur this charge in the fiscal quarter in which both parties have ceased negotiations;

         o delay or cancellation of even a small number of advertising contracts;

         o expiration or termination of partnerships with Web sites or ISPs, which can result from mergers or other strategic combinations as Internet businesses continue to consolidate;

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

SEVERAL OF OUR COMPETITORS HAVE SUBSTANTIALLY GREATER RESOURCES, LONGER OPERATING HISTORIES, LARGER CUSTOMER BASES AND BROADER PRODUCT OFFERINGS.

Our business is, and we believe will continue to be, intensely competitive. Our competitors with respect to email services include such large and established companies as Microsoft, America Online, Yahoo!, Excite@Home, Disney (which owns the GO Network) and Lycos. Microsoft offers free Webmail through its Hotmail Web site, and has dominant market share with over 40 million emailboxes according to Microsoft. We also compete for partners with email service providers such as USA.NET, Inc., Critical Path, Inc. and CommTouch Software, Ltd. In offering outsourcing services to businesses, schools and other organizations, we expect to compete with MCI Mail, USA.NET and Critical Path. In addition, we compete for advertisers with DoubleClick, 24/7 Media, and other Internet advertising networks. We also compete for advertisers with other Internet publishers as well as traditional media such as television, radio, print and outdoor advertising.

         Some of our competitors provide a variety of Web-based services such as Internet access, browser software, homepage design and Web site hosting, in addition to email. The ability of these competitors to offer a broader suite of complementary services may give them a considerable advantage over us. In addition, some competitors who have other sources of revenue do not, or in the future may not, place advertising on their Webmail pages. Consumers may prefer a service that does not include advertisements.

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

We have begun aggressively expanding our operations in anticipation of an increasing number of strategic alliances and a corresponding increase in the number of members as well as development of our business customer base. The number of our employees increased from 29 on December 31, 1997 to 205 on September 30, 1999, including the 23 former employees of Allegro whom we hired in connection with the Allegro acquisition. We have entered into agreements with additional partners and have upgraded our email services. In addition, we have developed the technology and infrastructure to begin offering a range of services in the business email services market. This expansion has placed, and we expect it to continue to place, a significant strain on our managerial, operational and financial resources. If we cannot manage our growth effectively, our business and operating results will suffer.

IF WE ARE NOT ABLE TO IMPROVE OUR BILLING, MANAGEMENT INFORMATION AND OTHER SYSTEMS, OUR REVENUES FROM SUBSCRIPTION SERVICES WILL DECLINE AND OUR MARKETING EFFORTS WILL BE LESS EFFECTIVE.

We need to improve or replace our existing operational, customer service and financial systems, procedures and controls.

THE LACK OF NECESSARY SYSTEMS TO REGULARLY MONITOR OUR MEMBERS' ACTIVITY LEVELS MAY REDUCE THE EFFECTIVENESS OF OUR MARKETING EFFORTS. It is difficult for us to regularly generate statistics such as the number of emailboxes that our members access, and the pages they view, on a daily, weekly and monthly basis. Data of this nature is of significant value to potential advertisers, and our inability to provide this information reduces the effectiveness of our marketing efforts.

         OUR SUBSCRIPTION BILLING SYSTEM IS INADEQUATE, AND IF WE ARE UNABLE TO IMPLEMENT OUR NEW SYSTEM EFFECTIVELY, THE DEVELOPMENT OF OUR SUBSCRIPTION SERVICES AS A SOURCE OF REVENUE WILL BE MATERIALLY COMPROMISED. Until March 1999, we did not request credit card information from new premium service members at the time they registered, but sought instead to obtain billing information upon expiration of a 30-day free trial period. This provided to be unsuccessful, and consequently approximately 94% of our premium members received subscription services for which they did not pay. Our new billing system has been designed to require a member to supply credit card information at the time of registration for subscription services. If our new billing system does not significantly improve our ability to collect payments for subscription services, the development of our subscription services as a source of revenue will be materially compromised.

         OUR MERCHANT BANK OR CREDIT CARD SERVICE PROVIDERS MAY CANCEL OUR RIGHTS TO ACCEPT ON-LINE CREDIT CARD PAYMENTS, CAUSING A DECLINE IN OUR REVENUES FROM SUBSCRIPTION SERVICES. Because of the anonymity the Internet affords its users, there are a large number of fraudulent credit card transactions passed through Internet billing systems. We have exceeded the level of credit card chargebacks usually accepted by our merchant banks and credit card service providers - VISA, MasterCard and American Express. We had to change merchant banks once during the last 18 months as a result of this. Our new billing system is designed to reduce fraud and the resulting chargebacks. Because the new billing software is tightly integrated with a different merchant bank, we have switched our merchant bank. This new bank may require us to maintain a reserve account equal to a percentage of the monthly bank card sales drafts we submit. We cannot be sure that our new billing system and the reserve account will fully address the concerns of our merchant bank and credit card service providers. If any of our credit card service providers cancelled our account we would expect a significant reduction in subscription revenues. If our merchant bank cancelled our account and we could not find a replacement merchant bank, it would be difficult if not impossible to charge our users for subscription services.

IT IS DIFFICULT TO RETAIN KEY PERSONNEL AND ATTRACT ADDITIONAL QUALIFIED EMPLOYEES IN OUR BUSINESS AND THE LOSS OF KEY PERSONNEL AND THE BURDEN OF ATTRACTING ADDITIONAL QUALIFIED EMPLOYEES MAY IMPEDE THE OPERATION AND GROWTH OF OUR BUSINESS AND CAUSE OUR REVENUES TO DECLINE.

Our future success depends to a significant extent on the continued service of our key technical, sales and senior management personnel, but they have no contractual obligation to remain with us. In particular, our success depends on the continued service of Gerald Gorman, our Chairman and Chief Executive Officer, Gary Millin, our President, Lon Otremba, our Chief Operating Officer, Debra McClister, our Executive Vice President and Chief Financial Officer, Charles Walden, our Executive Vice President, Technology and Aaron Fessler, President of Allegro. The loss of the services of Messrs. Gorman, Millin, Otremba, Walden, Fessler or of Ms. McClister, or several other key employees, would impede the operation and growth of our business.

To manage our existing business and handle any future growth, we will have to attract, retain and motivate additional highly skilled employees. In particular, we will need to hire and retain qualified salespeople if we are to meet our sales goals. We will also need to hire and retain additional experienced and skilled technical personnel in order to meet the increasing technical demands of our expanding business. Competition for employees in Internet-related businesses is intense. We have in the past experienced, and expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. If we are unable to do so, our management may not be able to effectively manage our business, exploit opportunities and respond to competitive challenges.

OUR BUSINESS IS HEAVILY DEPENDENT ON TECHNOLOGY, INCLUDING TECHNOLOGY THAT HAS NOT YET BEEN PROVEN RELIABLE AT HIGH TRAFFIC LEVELS AND TECHNOLOGY THAT WE DO NOT CONTROL.

The performance of our computer systems is critical to the quality of service we are able to provide to our members and to our business customers. If our services are unavailable or fail to perform to their satisfaction, they may cease using our service. Reduced use of our service decreases our revenues by decreasing the advertising space that we have available to sell. In addition, our agreements with several of our partners establish minimum performance standards. If we fail to meet these standards, our partners could terminate their relationships with us and assert claims for monetary damages.

WE NEED TO UPGRADE OUR COMPUTER SYSTEMS TO ACCOMMODATE INCREASES IN EMAIL TRAFFIC, BUT WE MAY NOT BE ABLE TO DO SO WHILE MAINTAINING OUR CURRENT LEVEL OF SERVICE, OR AT ALL.

We must continue to expand and adapt our computer systems as the number of members and the amount of information they wish to transmit increases and as their requirements change, and as we develop our business email services. Because we have only been providing our services for a limited time, and because our computer systems have not been tested at greater capacities, we cannot guarantee the ability of our computer systems to connect and manage a substantially larger number of members or meet the needs of business customers at high transmission speeds. If we cannot provide the necessary service while maintaining expected performance, our business would suffer and our ability to generate revenues through our services would be impaired.

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

OUR COMPUTER SYSTEMS MAY FAIL AND INTERRUPT OUR SERVICE.

Our members have in the past experienced interruptions in our email service. We believe that these interruptions will continue to occur from time to time. These interruptions are due to hardware failures, unsolicited bulk emails that overload our system and other computer system failures. These failures have resulted and may continue to result in significant disruptions to our service. Although we plan to install backup computers and implement procedures to reduce the impact of future malfunctions in these systems, the presence of these and other single points of failure in our network increases the risk of service interruptions. Some aspects of our computer systems are not redundant. These include our member database system and our email storage system, which stores emails and other data for our members. In addition, substantially all of our computer and communications systems are currently located in our primary data center in lower Manhattan. We currently do not have an alternate site from which we could conduct operations in the event of a disaster. Our computer and communications hardware is vulnerable to damage or interruption from fire, flood, earthquake, power loss, telecommunications failure and similar events. Our services would be suspended for a significant period of time if our primary data center was severely damaged or destroyed. We might also lose stored emails and other member files, causing significant member dissatisfaction and possibly giving rise to claims for monetary damages. Although we are in the process of building a secondary data center outside New York City to address this contingency, that facility will not be operational in the near future and may never be successfully deployed as a fully redundant facility.

OUR SERVICES WILL BECOME LESS DESIRABLE OR OBSOLETE IF WE ARE UNABLE TO KEEP UP WITH THE RAPID CHANGES CHARACTERISTIC OF OUR BUSINESS.

Our success will depend on our ability to enhance our existing services and to introduce new services in order to adapt to rapidly changing technologies, industry standards and customer demands. To compete successfully, we will have to accurately anticipate changes in consumer and business demand and add new features to our services very rapidly. We also have to regularly upgrade our software to ensure that it remains compatible with the wide and changing variety of Web browsers and other software used by our members and business customers. For example, our system currently cannot properly receive files sent using some third party email programs. We may not be able to integrate the necessary technology into our computer systems on a timely basis or without degrading the performance of our existing services. We cannot be sure that, once integrated, new technology will function as expected. Delays in introducing effective new services could cause existing and potential members to forego use of our services and to use instead those of our competitors.

OUR BUSINESS WILL SUFFER IF WE ARE UNABLE TO PROVIDE ADEQUATE SECURITY FOR OUR SERVICE, OR IF OUR SERVICE IS IMPAIRED BY SECURITY MEASURES IMPOSED BY THIRD PARTIES.

Security is a critical issue for any online service, and presents a number of challenges for us.

IF WE ARE UNABLE TO MAINTAIN THE SECURITY OF OUR SERVICE, OUR REPUTATION AND OUR ABILITY TO ATTRACT AND RETAIN MEMBERS MAY SUFFER, AND WE MAY BE EXPOSED TO LIABILITY. Third parties may attempt to breach our security or that of our members or any business customers whose email networks we may maintain or for whom we provide services. If they are successful, they could obtain our members' confidential information, including our members' profiles, passwords, financial account information, credit card numbers, stored email or other personal information, or obtain information that is sensitive or confidential to a business customer or otherwise disrupt a business customer's operations. Our members or any business customers may assert claims for money damages for any breach in our security and any breach could harm our reputation.

         Our computers are vulnerable to computer viruses, physical or electronic break-ins and similar incursions, which could lead to interruptions, delays or loss of data. We expect to expend significant capital and other resources to license or create encryption and other technologies to protect against security breaches or to alleviate problems caused by any breach. Nevertheless, these measures may prove ineffective. Our failure to prevent security breaches may expose us to liability and may adversely affect our ability to attract and retain members and develop our business market.

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

We license a significant amount of technology from third parties, including technology related to our Web servers, gateway services, billing processes, database and planned Internet fax services. We anticipate that we will need to license additional technology to remain competitive. We may not be able to license these technologies on commercially reasonable terms or at all. Third-party licenses expose us to increased risks, including risks relating to the integration of new technology, the diversion of resources from the development of our own proprietary technology, and a greater need to generate revenues sufficient to offset associated license costs.

IF THE INTERNET AND OTHER THIRD-PARTY NETWORKS ON WHICH WE DEPEND TO DELIVER OUR SERVICES BECOME INEFFECTIVE AS A MEANS OF TRANSMITTING DATA, THE BENEFITS OF OUR SERVICE MAY BE SEVERELY UNDERMINED.

Our business depends on the effectiveness of the Internet as a means of transmitting data. The recent growth in the use of the Internet has caused frequent interruptions and delays in accessing and transmitting data over the Internet. Any deterioration in the performance of the Internet as a whole could undermine the benefits of our services. Therefore, our success depends on improvements being made to the entire Internet infrastructure to alleviate overloading and congestion. We also depend on telecommunications network suppliers such as MFS, BBN Planet and UUNET to transmit and receive email messages on behalf of our members and out business customers.

         We are also affected by service outages at our partners' Web sites. If service at a partner's site is unavailable for a period of time, we will be unable to sign up new members and generate page views and revenue at that site during the outage.

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

         In addition, many of our members are dependent upon the availability of our partners' Web sites in order to gain access to our services. While we are in the process of identifying any potential Year 2000 problems at our partners' sites, we cannot be sure that Year 2000 problems will not materialize at these sites. Moreover, our members rely on a wide variety of hardware and software, as well as numerous ISPs, in order to reach the Internet and our Web-based services. If our members were unable to access our services because of Year 2000 problems associated with their own computers or their ISPs, our ability to deliver our services and to generate revenues would be adversely affected.

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

GERALD GORMAN CONTROLS MAIL.COM AND WILL BE ABLE TO PREVENT A CHANGE OF CONTROL.

Gerald Gorman, our Chairman and Chief Executive Officer, beneficially owned as of September 30, 1999 Class A and Class B common stock representing approximately 76% of the voting power of our outstanding common stock. Each share of Class B common stock entitles the holder to 10 votes on any matter submitted to the stockholders. As a result of his share ownership, Mr. Gorman will be able to determine the outcome of all matters requiring stockholder approval, including the election of directors, amendment of our charter and approval of significant corporate transactions. Mr. Gorman will be in a position to prevent a change in control of Mail.com even if the other stockholders were in favor of the transaction.

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

We recently acquired The Allegro Group, Inc., a provider of email and email related services, such as virus blocking and content screening, to businesses. We also made an investment in 3Cube, Inc., a company specializing in Internet fax technology. We will continue our efforts to acquire or make strategic investments in businesses and to acquire or license technology and other assets, and any of these acquisitions may be material to us. We cannot assure you that acquisition or licensing opportunities will continue to be available on terms acceptable to us or at all. Such acquisitions will involve risks, including:

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

OUR GOAL OF BUILDING BRAND IDENTITY IS LIKELY TO BE DIFFICULT AND EXPENSIVE.

We believe that a quality brand identity will be essential if we are to increase membership, traffic on our sites and revenues, and to develop our business services market. We intend to use a portion of the proceeds of the offering to substantially increase our marketing budget as part of our efforts to continue building the Mail.com brand. We do not have experience with some of the types of marketing that we are currently using. If our marketing efforts cost more than anticipated or if we cannot increase our brand awareness, our losses will increase and our ability to succeed will be seriously impeded.

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

A SUBSTANTIAL AMOUNT OF OUR COMMON STOCK MAY COME ONTO THE MARKET IN THE FUTURE, WHICH COULD DEPRESS OUR STOCK PRICE.

Sales of a substantial number of shares of our common stock in the public market could cause the market price of our Class A common stock to decline.
As of October 29, 1999, we had an aggregate of 44,856,571 shares of Class A and Class B common stock and 9,559,917 options and 1,218,899 warrants to purchase an aggregate of 10,778,816 shares of Class A common stock outstanding. Substantially all the shares sold in our initial public offering are freely tradable. 36,825,973 of the remaining 36,979,071 shares of Class A and Class
B common stock outstanding after this offering are subject to lock-up agreements that restrict the sale of the shares for 180 days after June 17, 1999, the date of the original offering. Beginning December 15, 1999 (181 days after the date of the original offering), 31,604,139 shares will become available for sale, including shares issuable upon the exercise of options and upon the conversion of Class B common stock. The remaining shares will become available at various later dates upon the expiration of one-year holding periods or upon the expiration of any other applicable restrictions on resale. We are likely to issue large amounts of additional Class A common stock, which may also be sold and which could adversely affect the price of our stock.

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

OUR STOCK PRICE HAS BEEN VOLATILE AND WE EXPECT THAT IT WILL CONTINUE TO BE VOLATILE.

Our stock price has been volatile since our initial public offering and we expect that it will continue to be volatile. As discussed above, our financial results are difficult to predict and could fluctuate significantly. In addition, the market prices of securities of Internet-related companies have been highly volatile. A stock's price is often influenced by rapidly changing perceptions about the future of the Internet or the results of other Internet or technology companies, rather than specific developments relating to the issuer of that particular stock. As a result of volatility in our stock price, a securities class action may be brought against us. Class-action litigation could result in substantial costs and divert our management's attention and resources.


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





PART II  OTHER INFORMATION

ITEM 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (a) RECENT SALES OF UNREGISTERED SECURITIES. During the three months ended September 30, 1999, Mail.com issued Class A common stock to third parties in connection with business transactions or granted options to employees in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933 and Rule 701 or Regulation S promulgated thereunder in various transactions as follows:

                  On July 14, 1999, we issued 80,083 shares of Class A common stock and paid $1 million to 3Cube, Inc. in exchange for 307,444 shares of 3Cube, Inc. convertible preferred stock.

                  On July 14, 1999, we issued 801 shares of Class A common stock to a consultant in exchange for services rendered to Mail.com in connection with the investment in 3Cube, Inc.

                  During the three months ended September 30, we issued 44,968 shares of Class A common stock to employees upon exercise of options at a weighted average exercise price of $2.00 per share.

                  On August 18, 1999, we issued 3,334 shares of Class A common stock to Snap! LLC in satisfaction of obligations owed to Snap! LLC in connection with certain contractual arrangements between Mail.com and Snap! LLC.

                  On August 20, 1999, we issued 1,102,973 shares of Class A common stock to the shareholders of The Allegro Group, Inc. as part of the purchase price for the acquisition of The Allegro Group, Inc. by Mail.com.

                  During the three months ended September 30, 1999, Mail.com granted options to employees to purchase an aggregate of 1,116,971 shares of Class A common stock at exercise prices based upon the closing market prices on NASDAQ of the Class A common stock on the respective dates of grant.


         (d) USE OF PROCEEDS FROM SALES OF REGISTERED SECURITIES. On June 17, 1999, Mail.com consummated the initial public offering of 6,850,000 shares of its common stock (the "Offering"). Gross proceeds to Mail.com from the Offering were approximately $48.0 million, $3.4 million of which was applied to the underwriting discount. Other expenses related to the offering totalled $1.4 million. The net proceeds from the offering were approximately $43.2 million. On July 12, 1999 the Company's underwriters exercised their over-allotment option for 1,027,500 additional shares of the Company's Class A common stock at $7.00 with the Company receiving gross proceeds of approximately $7.2 million, $500 thousand of which was applied to the underwriting discount. Other expenses related to the exercise of the over-allotment option were approximately $27 thousand. The net proceeds from the exercise of the over-allotment option were approximately $6.7 million. A portion of the total expenses were paid to Winthrop, Stimson, Putnam & Roberts, Mail.com's counsel in connection with the Offering, for their legal fees in connection with the Offering. David Ambrosia, Mail.com's Executive Vice President and General Counsel, was a partner of Winthrop, Stimson, Putnam & Roberts through June 1999.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      The following exhibits are filed as part of this report:

                  (10)     Material Contracts

                           ii (D) Material Leases

                           (1) Sublease agreement between Mail.com and Depository Trust Company

                           (2)      Data Center office lease with AT&T

                           (3) Lease Agreement between Mail.com and Forsythe/McArthur Associates

                           iii(A)   Management Contracts and Compensation Plans

                           (1)      Mail.com, Inc. Allegro Group Stock Option
                                    Plan

                           (2)      Mail.com, Inc. TCOM Stock Option Plan

                  (27.1)   Financial Data Schedule


         (b) Reports on Form 8-K- Mail.com filed one report on Form 8-K during the three months ended September 30, 1999 (including the related Form 8-KA filed on November 3, 1999).

                           -The report dated and filed August 23, 1999 reported that the Company acquired the Allegro Group, Inc. ("Allegro") pursuant to the terms of an Agreement and Plan of Merger dated August 20, 1999, among Mail.com, AG Acquisition Corp, a wholly owned subsidiary of Mail.com, Allegro and the shareholders of Allegro.

ITEM 7:  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereto duly authorized.

                           Mail.com, Inc.

                           /s/ Debra McClister
                           -------------------------------------------
                           Debra McClister
                           Executive Vice President and Chief Financial Officer

Date: November 15, 1999