Form 10-K405
period 1999-12-31
MAIL COM INC
filed 2000-03-30
CIK 1081661

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999

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

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements Incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |X|

State the aggregate market value of the voting stock held by non-affiliates of the registrant as of February 29, 2000: Class A common stock $606,693,375

Indicate the number of shares of each of the registrants' classes of common stock as of February 29, 2000: Class A Common Stock, $0.01 par value, 42,087,545 shares: Class B Common Stock $0.01 par value 10,000,000 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2000 Annual Meeting of Shareholders are incorporated by reference into Part III

Form 10-K Index

Part I
Item No.                                                                    Page
     1. Business                                                               4
     2. Properties                                                            42
     3. Legal Proceedings                                                     43
     4. Submission of Matters to a Vote of Security Holders                    *

Part II
     5. Market for Registrant's Common Equity and Related
         Stockholder Matters                                                  44
     6. Consolidated Selected Financial Data                                  46
     7. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  47
     7a. Quantitative and Qualitative Disclosures
         About Market Risk                                                    57
     8. Consolidated Financial Statements and Supplementary Data              58
     9. Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure                                *

Part III

The information required by Items 10 through 13 in this part is omitted Pursuant to Instruction G of form 10-K since the Corporation intends to File with the Commission a definitive Proxy Statement, pursuant to Regulation 14A, not later than 120 days after December 31, 1999.

Signatures                                                                    95

Part IV
     14. Exhibits, Financial Statement Schedules and
         Reports on Form 8-K                                                  96
            (a) (1) Consolidated Financial Statements-See Item 8.
                (2) Financial Statement Schedules
                    All schedules normally required by Form 10-K are omitted since they are either not applicable or the required information is shown in the consolidated financial statements or the notes thereto.
                (3) Exhibits
                (b) Reports on Form 8-K-The Corporation filed one
                    report on Form 8-K during the quarter ended
                    December 31, 1999.
                     -The report dated December 11,1999 and filed December
                     16, 1999 announced that Mail.com, Inc, Mast
                     Acquisition Corp,("Mast") a newly formed subsidiary of Mail.com, Inc and NetMoves Corporation have entered into an Agreement and Plan of Merger dated as of December 11, 1999. The Merger Agreement provides for Mast to merge with and into NetMoves, with NetMoves becoming a wholly-owned subsidiary of Mail.com, Inc.

------------------------------
*     Not applicable.

This report on Form 10-K has not been approved or disapproved by the Securities and Exchange Commission nor has the Commission passed upon the accuracy or adequacy of this report.

We make forward-looking statements within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 throughout this report. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as "expects," "anticipates," "intends," "believes," "estimates," "plans" and similar expressions. Our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences include, but are not limited to, those discussed in the "Risk Factors" section of this report. Mail.com undertakes no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

Unless otherwise indicated or the context otherwise requires, all references to "we", "us", "our" and similar terms refer to Mail.com, Inc. and its direct and indirect subsidiaries.

                                     Part I

ITEM 1 BUSINESS

Company Overview

      Mail.com is a leading global provider of Internet messaging services. We offer our services to both the consumer and business markets. Our basic consumer e-mail services are free to our members. In the consumer market, we generate revenues from advertising related sales, including direct marketing and e-commerce promotion. We also generate revenues in the consumer market from subscription services, such as a service that allows members to purchase increased storage capacity for their e-mails. In February 2000, we generated 318 million page views and delivered 842 million advertisements through our consumer e-mail services. In the business market, we offer a range of e-mail and fax services to businesses, deriving revenue from site license charges, monthly fees, and usage charges. We connect existing e-mail systems to the Internet, monitor Internet e-mails for viruses or specific content and host and manage e-mail systems. We also provide Internet fax services to businesses, such as broadcast fax, production fax services and desktop fax services. As of February 28, 2000, we provided e-mail and fax services to over 8,500 businesses. On March 28, 2000, we announced the formation of WORLD.com, Inc. WORLD.com, a wholly-owned subsidiary of Mail.com, is focusing on developing our extensive portfolio of domain names, including USA.com, Asia.com, Europe.com, India.com, lawyer.com and doctor.com, among many others, into major Web properties which will serve the worldwide business-to-business and business-to-consumer marketplaces.

Industry Background

      Use of the Internet and Internet-related applications is growing rapidly. The International Data Corporation (IDC) projects that the number of Web users will increase from 142 million worldwide at the end of 1998 to 502 million by the end of 2003.

      Growth of E-mail

      E-mail is becoming an increasingly important means of communication, with both the number of e-mail users and usage levels per individual projected to increase significantly. In fact, 59% of online users now prefer sending an e-mail to making a phone call, according to a 1999 survey by Greenfield Online. E-mail has the highest usage of any service on the Internet. In an October 1998, according to the Jupiter Communications/NFO Interactive survey, approximately 93% of respondents reported using e-mail regularly. According to the Jupiter/NFO survey, there are over three times as many online users who regularly use e-mail as there are viewing or creating a personal homepage, visiting a sports, music or games related site, or participating in online chat. At the end of 1998, there were approximately 325 million e-mailboxes worldwide, an increase of 64% from a year before according to a study by Electronic Mail & Messaging Systems. Forrester Research projects that daily global Internet e-mail traffic will increase from 100 million messages per day in 1994 to 1.5 billion messages per day in 2002.

      We believe the growth in e-mail usage reflects several advantages over traditional methods of communication. An e-mail is easier to send than printed correspondence and typically arrives in minutes. E-mail is easily distributed and forwarded to many recipients or distributed to mailing lists. The electronic format of e-mail offers electronic filing, searching and editing capabilities not generally available for faxes, voicemail and other forms of communications. E-mail also allows for computer file attachments, permitting the recipient to open and use files if they have the appropriate application software. In addition, e-mail can be integrated with other applications such as automated scheduling, document sharing and messaging applications such as e-mail-to-fax and e-mail-to-pager.

      We believe that Webmail accounts are a rapidly growing category of e-mailboxes. According to Electronic Mail & Messaging Systems, the number of Webmail accounts increased from 2.4 million at the end of 1996 to 82.7 million at the end of 1998. Webmail allows users to access their e-mail through any computer or other device that has a Web browser and access to the Internet. The feature e-mail users request most is universal access to their e-mail services, according to a survey conducted by Jupiter Communications/NFO Interactive.

      Emergence of Third Party E-mail Service Providers

      The e-mail industry is highly fragmented with large numbers of ISPs, businesses and schools maintaining their own systems. We believe that as the complexity and usage of e-mail increases there will be an increasing desire on the part of Web sites, ISPs, small businesses and educational institutions to outsource their e-mail to third parties. IDC estimates that the number of outsourced business e-mailboxes in the United States will grow from approximately 12.0 million business e-mailboxes in 1999 to 40.0 million business e-mailboxes in 2003. We believe our economies of scale, flexible technology platform and e-mail focus enable us to offer these market segments an attractive outsourcing alternative, both domestically and internationally.

      Prior to 1996, nearly all e-mail services were provided directly by users' employers, schools or ISPs. The emergence of Webmail has given third party providers the ability to provide e-mail services to any user with access to the Web. This permits the development of large third-party e-mail providers that often have economy of scale advantages over traditional e-mail providers, including:

      o the ability to spread costs of developing specialized e-mail products and services over large numbers of users;

      o the ability to service many customer locations from one or more large centralized data centers;

      o sufficient global traffic to warrant 24 hour customer support and system maintenance staff;

      o volume purchasing of hardware, software, telecommunications and other services;

      o sufficient user base to attract general interest advertisers as well as specialized advertisers seeking users in specific demographic targets; and

      o sufficient user base to develop direct marketing and e-commerce opportunities.

      Advertising, Direct Marketing and E-commerce on the Internet

      The Web has emerged as an attractive new medium for advertisers, offering the ability to target advertising more effectively than traditional media. Jupiter Communications projects that the amount of advertising dollars spent on the Internet is expected to increase from approximately $1.9 billion in 1998 to $7.7 billion by 2002, a compound annual growth rate of 42%. By advertising on the Web, advertisers have the ability to target their messages to specific groups of consumers. The Web also allows advertisers to measure the number of times that a particular advertisement has been presented and the responses to the advertisement.

      We also believe that the Web improves advertisers' direct marketing efforts, which have been traditionally conducted through direct mail and telemarketing. The interactive nature of the Web gives advertisers the potential to establish dialogues and one-to-one relationships with potential consumers. Advertisers can then make highly targeted product offers to consumers at the point of sale over the Web at lower costs.

      We believe that the growth in Web users and usage and the increasing potential for e-commerce will continue to create growth in Web advertising and direct marketing. The Web is becoming a vehicle for e-commerce, since online purchases of goods and services can be less expensive and more convenient than traditional transactions. We believe that as the volume of e-commerce transactions expands, retailers will offer a greater variety of products and services over the Web. Forrester Research has estimated that online sales for retail goods other than automobiles totaled $8.0 billion in 1998 and projects that these sales will increase to $96.6 billion in 2002.

      The Market for Facsimile Services; Document Delivery over the Internet

      Technological advances over the past decade have improved the speed and quality of facsimile transmissions and reduced the cost of fax machines to consumers, resulting in a large and increasing worldwide installed base of fax machines. In addition, there recently has been a rapid increase in the installed base of fax-capable personal computers. The proliferation of fax machines and fax capable computers, and improvements in the transmission quality of domestic and international telephone networks, have resulted in facsimile transmission being the preferred means of immediate business-to-business document delivery.

      Substantially all inter-country facsimile traffic worldwide is transmitted through voice telephony networks at rates which are largely dictated by the inter-country connection fees. Unlike traditional public and private telecommunications networks, which are individually managed, the Internet is a collection of connected computer systems and networks that link millions of public and private computers to form what is essentially the largest computer network in the world and enables businesses, educational institutions, government agencies and individuals to transmit data internationally without incurring inter-country voice telephony connection fees. Although the Internet has been used for a number of years as a medium for the international delivery of documents from computer to computer, substantially all facsimile traffic worldwide continues to originate and terminate on fax machines. The ability to effectively capture the savings enabled by Internet document delivery in the international facsimile market therefore requires the deployment, on a global basis, of a network of Internet-capable facsimile nodes to bridge the gap between the Internet and the fax machine.

Business Strategy

      As a global provider of Internet messaging services, we seek to grow our member base and increase usage of our services in both the consumer and business markets. Our strategies include:

      o Increasing our Internet messaging revenues in the business market. We offer a range of e-mail and fax services to businesses. E-mail services offered include hosting and managing e-mailboxes, connecting existing e-mail systems to the Internet, monitoring Internet e-mails for viruses or specific content. Internet fax services offered include broadcast fax, production fax services, desktop fax services and web-based email to fax and fax to email services. We have deployed an international network of twenty eight Internet-capable facsimile nodes in twenty countries, including the United States, which are designed to provide a reliable means to deliver facsimile transmissions to fax machines worldwide at substantially reduced costs. This global Internet backbone enables us to bypass inter-country connection fees for transmissions originating and terminating through such nodes. We now serve over 8,500 business customers. We intend to expand our business customer base and to attract additional customers, such as schools and organizations. We will also seek to acquire businesses and technologies to permit us to offer complementary messaging services to an established customer base.

      o Building our consumer member base. We currently offer our e-mail services to consumers through partner Web sites and ISPs as well as directly from our own Web sites. We intend to add new members by expanding our partner network to include additional ISPs and Web sites. We plan to continue our marketing, promotional and communications programs in an attempt to increase our brand recognition, and to attract new partners and members.

      o Increasing consumer member usage. We believe that adding applications to our services will increase member usage and generate more page views and revenue opportunities. We recently introduced an integrated personal organizer and calendar with "to do" lists and event reminders at some of our Web sites in December 1999. We also intend to begin offering a service that will allow members to send faxes from their e-mailboxes. We are designing our technology to be the foundation for additional messaging services. Our long-term objective is to become a member's communications portal on the Web by combining e-mail, fax, voicemail, calendars, address books and related tools into one fully integrated service.

      o Increasing our advertising related revenue opportunities, including direct marketing and e-commerce promotion. As our number of active members grows, we seek to increase our advertising revenues by using the demographic data we collect to offer advertisers access to larger and increasingly segmented pools of members who fit their desired criteria. We plan to offer advertisers a broader array of advertising formats and tools. Examples include custom mailings to members who have opted-in for special advertiser offers which we offer through our Special Delivery service. We have also developed e-commerce relationships. In October 1999, we launched the Mail.com Marketplace, a service which allows our members to shop online when they visit some of our and our partners' Web sites to read and write e-mail.

      o Expanding subscription and other revenue opportunities. We plan to offer additional premium services in the consumer market. We have designed our new subscription system to permit us to add additional services on a regular basis. We require fees from some Web sites seeking our e-mail services and intend to continue this practice in the future where appropriate.

      o Develop Extensive Portfolio of Domain Names. On March 28, 2000, we announced the formation of WORLD.com. WORLD.com, a wholly-owned subsidiary of Mail.com, is focusing on developing our extensive portfolio of domain names, including USA.com, Asia.com, Europe.com, India.com, lawyer.com and doctor.com, among many others, into major Web properties which will serve the worldwide business-to-business and business-to-consumer marketplaces. We also announced in March 2000 the Company's formation of Asia.com, Inc. for which the Company acquired eLong.com, a leading local content provider in China, to serve as the cornerstone of Asia.com. We also announced we have hired an experienced management team to develop and operate our India.com web site. We will continue to explore acquisitions and strategic partnerships and to hire management and other personnel, both domestically and internationally, to develop our domain name properties.

      o Entering additional market segments. We plan to expand our international member base by adding additional international partners and by providing new features such as e-mail language translation. We are also exploring business opportunities and partnerships in other market segments such as the wireless market and schools. We will also continue to seek to acquire strategic businesses and technology that will help us serve these markets.

Our Consumer Services

      We offer our consumer members traditional e-mail services and Webmail services. Webmail differs from traditional e-mail in several respects. Traditional e-mail services are typically provided by ISPs, employers and schools as part of a larger offering, usually including Internet access. Traditional e-mail users generally download their e-mail from their ISP or other source to their own computer. The user then reads his or her e-mail using a program provided by the ISP or a commercial program such as Qualcomm Eudora, Microsoft Outlook or Netscape Messenger.

      Our members sign up for our free Webmail services at one of our partners' or our own Web sites. After a brief sign-up procedure, which includes providing selected demographic data, a member selects an e-mail address and establishes a password. Our members are not required to install or set up any e-mail software on their computers. In order to access and read their e-mail, our members can visit the site at which they established service using any computer or other device with Web access and a Web browser, such as Microsoft Internet Explorer or Netscape Navigator. In addition, members store their e-mail, address books, folders and other data on our computers, rather than on the individual computer they used for a particular visit. With our basic service, members perform all their e-mail tasks while on line and connected to the Web.

      We offer a service that gives members access to their existing ISP e-mail accounts from any computer or other device with a Web browser and access to the Internet. Customers of ISPs that offer our service can access their ISP e-mail by going to their ISP's Web site and signing in using their existing ISP e-mail address and password.

      We have developed a broad array of services to provide Internet messaging capabilities to consumers. All of our services share a common foundation of technology, features and applications. The primary services are described below.

Basic free services

Universal access                        Universal access to all e-mail sending
                                        and receiving capabilities, including
                                        reply, forward, attachments, address
                                        book, and storage folders, from any
                                        computer or other device with a Web
                                        browser and access to the Internet. This permits members to read and send e-mail when they are away from home, school or work. Universal access also allows for permanent e-mail addresses. Our members keep their e-mail addresses even if they change ISPs, leave school or switch jobs.

E-mail forwarding                       Set an account to forward e-mail to any
                                        e-mailbox anywhere in the world.

External mail collection                Consolidate mail from up to five
                                        e-mailboxes into one Webmail account.
                                        This feature permits a member with
                                        multiple e-mailboxes to manage their
                                        e-mail without having to check all their e-mailboxes on a regular basis. Mail collection will not work with any third party account that is protected by a "firewall" or similar software that prevents us from accessing the account. Many ISPs, schools and businesses use software of this nature.

Multiple accounts                       Create separate e-mail accounts for
                                        different family members or colleagues
                                        even if they have only one Internet
                                        account.

Storage capacity                        Includes up to four megabytes of storage
                                        on our system.

Privacy Messages are stored centrally on our system and are accessed only after a password is verified. With traditional e-mail, messages are downloaded onto a user's computer, where they could potentially be viewed by others who have access to the computer.

Spam blocking                           Using proprietary software, we attempt
                                        to block unsolicited bulk e-mail (spam)
                                        from members' accounts.

Wide choice of e-mail addresses         At most of our and our partners' Web
                                        sites, members can select a personalized e-mail address from a list of unique domain names owned either by us or by one of our partners.

Web-based organizer and calendar        Universal access to manage calendar,
                                        address book and electronic reminders of appointments, birthdays and anniversaries. Features weather and movie information based on member's geographic location.

Phone access to e-mail                  Send and access e-mail messages using a
                                        telephone through text to speech and
                                        speech to text technology.

Premium pay services

MailPro Increased storage capacity above the current limit of four megabytes of data. Increased ability to send and receive larger file attachments above the current limit of 500 kilobytes of data. Priority customer service.

("POP3") access Post Office Protocol    The ability to download e-mail to a
                                        computer, including a laptop or other
                                        portable device. The member can then
                                        read their e-mail while offline, such as when traveling or commuting, using an e-mail program such as Microsoft
                                        Outlook, Eudora or Netscape Messenger.
                                        This also permits members to save
                                        telephone and ISP charges.

PC to PC, PC to Phone and Phone         Make voice calls to anywhere, receive
to PC voice calls                       voice calls from anywhere and make voice
                                        calls to any PC that has established an
                                        account with Net2Phone and downloaded
                                        Net2Phone's software.

Other services scheduled to launch
in 2000

MailFax                                 Send faxes through one universally
(pay service)                           accessible Web site.

Web-based conference calls              Set up and manage conference calls using
(pay service)                           our Web interface.

Instant messaging                       Real time "chat" feature.
(free service)

Portfolio of Domain Names

      We have a portfolio of over 1,200 domain names from a variety of categories including professions, business, entertainment, places and sports. We offer a portion of these domain names to our members as choices for e-mail addresses. On certain sites, members are offered a single choice and on other sites members are offered choices of domain names, up to a maximum of 300 domain names at a site. We do not offer the same selection of domain names at all of our sites. We either own the domain names in our portfolio or have the right to use them to offer e-mail services. We pay a royalty to the sellers or owners of approximately 10 domain names.

      We may also offer our domain names in the future as personalized addresses for member homepages. Many of these domain names also present potential business opportunities as independent Web sites. For example, we have licensed the domain names London.com, Britain.com and England.com as Web site addresses for Web sites being developed by the London Tourist Board. Pursuant to an agreement with Southam, Inc., the parent of The Daily Telegraph, a large English daily newspaper, we offer e-mail services to their newspaper readers using the domain name London.com.

      On March 28, 2000, we announced the formation of WORLD.com. WORLD.com, a wholly-owned subsidiary of Mail.com, is focusing on developing our extensive portfolio of domain names into major Web properties which will serve the worldwide business-to-business and business-to-consumer marketplaces. We also announced in March 2000 the Company's formation of Asia.com, Inc. for which the Company acquired eLong.com, a leading local content provider in China, to serve as the cornerstone of Asia.com. We also announced we have hired an experienced management team to develop and operate our India.com web site. We will continue to explore acquisitions and strategic partnerships and to hire management and other personnel, both domestically and internationally, to develop our domain name properties.

      Below is a sample of our domain names by category.

     Mail                 Places          Profession            Affinity
     Mail.com             USA.com         Doctor.com            Sports
     Email.com            Asia.com        Lawyer.com            Fan.com
     Webmail.com          Europe.com      Engineer.com          Footballmail.com
     Post.com             India.com       Accountant.com        Hockeymail.com
     Faxmail.com          London.com      Consultant.com        Music
     Schoolmail.com       Paris.com       Financier.com         Bluesfan.com
     Workmail.com         Rome.com        Journalist.com        Jazzfan.com

Distribution Network

      We have built our consumer member base by signing up members in partnership with third party Web sites and ISPs as well as by signing up members directly through our own Web sites. We generally share a portion of our advertising revenues with our partners in exchange for their making our service available to their users.

      Webmail for Mail.com's Web site partners

      One of our strategies since inception has been to offer our e-mail service in partnership with third party Web sites. These partner sites attract a large number of visitors and provide a cost-effective way for us to rapidly add new members to our service. We believe that when we launched our e-mail service for InfoSpace in 1996, we became the first party to outsource e-mail for a Web site. Since then we have built our partner network and we currently offer our e-mail service through Web sites in diverse categories such as technology, media, sports, entertainment and business.

      We enable our partners to offer Webmail without having to incur the expense of developing and maintaining the necessary technology and infrastructure. We provide the technology development, manage the hardware infrastructure and provide customer support. Since our technology allows for flexibility in the design of Web pages, we can allow our partners to customize the look and feel of the user interface to provide a better integration between the partner's Web site and our e-mail service.

      By offering our Webmail service to their visitors, Web site partners seek to increase the traffic at their site because they expect that visitors will return to the site to check their e-mail. By attaching customized tag lines to outgoing e-mails that identify the partner's Web site, we believe our service can enhance a partner's branding efforts. We believe that our selection of personalized domain names can also help increase user loyalty if users choose an e-mail address that relates to the Web site's content. In addition, the demographic data that we request at sign up can help a partner learn about our user base and give the partner access to information that might otherwise be difficult to obtain.

      Webmail for ISPs

      During the second half of 1998, we used our expertise in outsourcing e-mail for Web sites to develop a proprietary Webmail service for the ISP marketplace. We currently provide this service for Prodigy, Cable & Wireless, EarthLink, GTE, Juno Online Services, Bell Atlantic, OneMain.com and Pacific Internet Limited and several regional ISPs.

      According to Electronic Mail & Messaging Systems, there were approximately 42 million e-mailboxes provided by ISPs worldwide at the end of 1998. We believe that our Webmail service significantly enhances ISP e-mail services by providing their e-mail users with universal e-mail access.

      ISP partners can offer their users Webmail without the cost of developing or maintaining technology, infrastructure or customer support. As with our Web site partners, ISPs seek to increase user loyalty and to generate additional revenues. Additionally, ISPs may benefit from lower network costs. With Web access to their ISP e-mail accounts, users can more easily access their ISP e-mail during the workday. This may help ISPs lower network costs by shifting some user demand away from peak evening times, when users are at home, resulting in a more even distribution of usage throughout the day.

      As of March 24, 2000, our Web site and ISP partners and the Web site addresses through which members accessed our services were as follows:

        Partner                            Address                            Description
        -------                            -------                            -----------
Business
Dell Computer                        www.dellnet.com                    Computer sales
Lexis-Nexis                          www.lexis.com/xchange              Legal content
Martindale-Hubbell                   www.martindale.com                 Legal content
SmartResume                          www.smartresume.net                Career services
Standard & Poor's                    www.personalwealth.com             Financial information
Technology Publishers
CMP Media                            www.techweb.com                    Technology
CNET                                 www.cnet.com,                      Technology content and services
                                     www.news.com,
                                     www.download.com
IDG                                  www.idg.net                        International technology content
Media

Barbour/Langley                      www.cops.com                       COPS television show
NBC                                  www.nbc.com                        National and affiliate TV
Paramount Entertainment              www.startrek.com                   Online home of Star Trek
Rolling Stone                        e-mail.rollingstone.com            Music industry content
E-commerce
Alloy Online                         www.alloy.com                      Teen shopping catalog
Call Sciences                        www.istc.org                       International student travel
Club VDO                             www.vdo.net/clubvdo                Streaming video
International
G.r.R. Home Net                      to be launched                     Japanese portal
Futebol                              www.futeboltotal.com               Brazilian soccer
Basis Technologies                   www.nichibei.net                   Japanese Webmail
Southam/Daily Telegraph              www.ukmax.com                      British newspaper
Internet
InfoSpace.com                        www.infospace.com                  Directory services
iWon.com                             www.iWon.com                       CBS-backed portal

NBC Internet, Inc.                   www.snap.com                       Portal
Home Work Central                    www.homeworkcentral.com            Education content
NewYork.com                          to be launched                     Portal
Internet Service Providers
Bell Atlantic                        www.bellatlantic.net               Internet service provider
Cable & Wireless                     Not Applicable                     Reseller of our Webmail services
EarthLink                            Webmail.earthlink.net              Internet service provider
GTE                                  www.gte.net                        Internet service provider
Juno Online Services                 www.juno.com                       Internet service provider
OneMain.com                          to be launched                     Internet service provider
Pacific Internet Limited             to be launched                     Internet service provider
Prodigy                              Maillink.prodigy.net               Internet service provider
Sports
CBS SportsLine                       www.sportsline.com                 Sports content
Denver Broncos                       www.denverbroncos.com              Team site
FANSonly.com                         www.fansonlymail.com               College sports content
MaxCSN                               www.maxcsn.com                     Sports portal
NHL                                  www.nhl.com                        Professional hockey

      Partner Economics

      While each Web site and ISP partner contract is different, contracts typically run one to two years in length. In addition to assuming all costs associated with providing the e-mail service, we typically pay out a percentage (generally ranging from 20% to 50%) of any advertising and subscription revenues attributable to our Webmail service at the partner's site. Under some of our revenue sharing arrangements, our partners are entitled to receive guaranteed minimum amounts, most often based upon the number of member registrations processed during the applicable pay period. In addition, several contracts with specific promotional commitments from our partners require us to pay upfront or scheduled fees. More recently, we have entered into contracts where we collect a fee for providing our service.

      We generally manage and sell the advertising on the Web sites. Under some of our contracts, our partners assume responsibility for managing advertising sales and pay us a percentage of the advertising revenues. A number of our partners do not permit us to place advertisements in our e-mail service at their site unless we also place those advertisements throughout our network, which prevents us from specifically targeting members who use those particular sites.

      Members are generally given a choice of domain names when registering for our service at a partner site. Typically, the default domain name offered on a partner's site is owned by the partner and the other selections are owned by us. As of February 29, 2000, we estimate that approximately 28% of our total e-mailboxes established, including e-mailboxes established by members that have signed up at our own Web sites, have e-mail addresses at partner-owned domains. As of December 31, 1999, we estimate that approximately 18% of our total e-mailboxes established are at the email.com domain.

      Upon expiration, we generally retain the member accounts with addresses at domains owned by us. Thus, we can continue our efforts to generate revenues from these retained accounts even if our partners choose not to extend or renew their contracts with us. By contrast, some contracts obligate us to relinquish existing members with addresses at partner-owned domains, but most require us to continue providing service to those members until the partner elects to designate an alternative provider or provide service itself. After their contract ends, many of our partners will have the option to maintain a way for members who registered for our service to continue signing in at the partner's site.

      Mail.com Branded E-mail

      In addition to offering Webmail services through our partners, members can sign up directly at our own Web sites. Since November 1996, members have accessed www.iName.com to sign up for service. iName is short for "Internet Name" and was the name of our company until January 1999, when we changed our name to Mail.com, Inc. We launched our service at www.mail.com in May 1999. In addition, we offer e-mail service through other Web sites that we own, including www.USA.com and www.webmail.com. In the fourth quarter of 1999, approximately 46% of new sign ups were at Web sites owned by us.

Our Business Services

      We offer a range of e-mail and fax services to businesses. We are currently serving over 8,500 business customers worldwide. Our revenues are generated by monthly fees for hosted mailbox and e-mail monitoring services such as virus and content scanning, as well as site license and usage based charges for our portfolio of Internet fax services. The following chart describes our current offering of business e-mail and fax services:

Service                                             Description
-------                                             -----------

E-mail or "gateway" services            Customers may choose various features
                                        and services to complement their
                                        existing e-mail systems. These "gateway" services include the ability to scan and block e-mails and attachments that originate from within or outside a customer's system for viruses, unsolicited bulk e-mail and specific content and to hold for delivery during non-peak periods or block e-mail messages containing executables images, videos and other attachments. These services also include the ability to scan and block e-mails containing content that could increase the legal liability of our customers, including customer-supplied keywords, profanity, racial slurs, inappropriate humor, and pornography. We provide real-time reporting accessible with a web browser that allows our customers to view each e-mail blocked or logged by our network.

E-mail system connection services       Customers can connect their existing
                                        internal e-mail system, such as
                                        Microsoft Exchange, Lotus Notes and
                                        Novell GroupWise, to the Internet over a dial-up or dedicated connection.

Encryption services                     Customers can use our network to encrypt
                                        outgoing messages to partners or vendors and to decrypt incoming messages from partners or vendors

Hosted e-mail services                  We host the customer's e-mailboxes on
                                        our own computers that are located and
                                        maintained in our data centers.
                                        Customers can have e-mailboxes at a
                                        single domain name or multiple domain
                                        names allowing e-mail addresses to
                                        reflect the customer's name or the name
                                        of a specific department within the
                                        customer's organization. We offer hosted e-mail services based on the Microsoft
                                        Exchange, Novell Group Wise, Webmail,
                                        and POP3 platforms.

Web access                              Customers may elect to have Web-based
                                        access to their e-mailboxes, allowing
                                        them to access and read their e-mail
                                        from any computer or other device with
                                        Web access and a Web browser.

Increased storage capacity              Each e-mailbox has a standard storage
                                        capacity that can be increased in
                                        pre-defined increments specified by the
                                        customer's e-mail administrator.

Integration services                    Customers may purchase various services
                                        including remote help desk support,
                                        on-site system design and implementation and pre-paid telephone support to support their e-mail systems.

Administration, auditing and            A customer's e-mail administrator has
reporting tools                         the ability to monitor and report on all
                                        aspects of the e-mail service, including the addition or removal of e-mailboxes;
                                        the occurrence of viruses, specific
                                        attachments, profanity, and
                                        customer-supplied keywords; and the
                                        addition and removal of particular
                                        services to each individual user. This
                                        feature is available to customers of our hosted e-mail and "gateway" services.

Customer service                        Our basic service includes technical
                                        support which is available to the
                                        customer's e-mail administrator and
                                        online support which is available to the e-mail administrator and the individual end users. Our premium service allows individual end users to contact our customer service center for personal support. This feature is available to customers of our hosted e-mail and "gateway" services.

Desktop Fax Services                    We provide services which permit any
                                        desktop user to address a text or
                                        multi-part e-mail message to a fax
                                        number and have that message delivered
                                        as a fax via our network. We also
                                        provide services which receive faxes on
                                        behalf of customers and automatically
                                        deliver them as e-mail messages to a
                                        designated e-mail address. These
                                        services are typically deployed on an
                                        outsourced site license basis in place
                                        of LAN fax servers.

Production Fax Services                 Our production fax services offer ways
                                        for customers to transmit
                                        large volumes of documents generated by
                                        host/legacy systems, Web servers, and
                                        other application servers, including
                                        SAP, EDI and CRM systems. These services are typically deployed on an outsourced basis in place of production fax servers.

Broadcast Fax Services                  Our broadcast services allow customers
                                        to transmit high volumes of documents
                                        from a PC or fax machine, either
                                        directly or through our Broadcast Fax
                                        Service Bureau.

      We have deployed an international network of Internet-capable facsimile nodes in twenty countries, including the United States which are designed to provide a reliable means to deliver facsimile transmissions to fax machines worldwide at substantially reduced costs. This global Internet backbone enables us to bypass inter-country connection fees for transmissions originating and terminating through such nodes. Our solution provides substantial ease of use to the customer. Customers may begin transmitting faxes at substantially reduced costs without any upfront investment or complex system installation. Our services are quickly and easily implemented by the customer and do not require any changes in customer business practices. Customers connect to our network from a fax machine by simply installing a faxSAV Connector, a small proprietary device that easily plugs between the customer's fax machine and the wall jack, or by simply installing our proprietary desktop software on an Internet-connected personal computer. Customers can also use our Internet email to fax and fax to email services through any computer connected to the Internet without the need for installing software. Our proprietary routing algorithms automatically deliver each facsimile transmission, through either its telephony network or Internet backbone in order to optimize the lowest cost and the highest transmission quality available on our network. Additionally, our solution is both modular and scalable to meet customer business needs in that it can be easily deployed across multiple fax machines or personal computers within an organization on an unlimited basis.

      We plan to market our services directly to businesses and other organizations in the future by allowing smaller businesses to subscribe to our e-mail services by submitting a credit card number directly at our Web sites. We also plan to sell to larger businesses through resellers and telemarketing efforts in addition to our direct sales force. As of February 28, 2000, we had approximately 50 sales representatives in the United States and relationships with over 250 international resellers.

Revenues

We generate revenues from advertising related sales, subscription services, business service fees and other revenue sources. Other sources include, for example, revenue from the sale or lease of domain names. The following table presents our approximate revenues across these categories. We began generating revenues from e-mail services in the business market in August 1999. With the completion of our acquisition of NetMoves Corporation, we began generating revenues from Internet fax services in February 2000.

                                           Year Ended December 31,
                                           -----------------------
                                 1999                 1998                1997
                        ------------------------------------------------------------
($ in thousands)
Advertising related     $ 9,671        76%   $ 1,117        75%   $    --        --%
Business messaging        1,765        14%        --        --         --        --%
Subscription services       601         5%       285        19%        61        35%
Other                       672         5%        93         6%       112        65%
                        -------   -------    -------   -------    -------   -------
Total revenues          $12,709       100%   $ 1,495       100%   $   173       100%
                        =======   =======    =======   =======    =======   =======

      Advertising Related Sales

      There are three basic ways in which we generate revenue through advertising related sales: impression based sales, permission marketing services and e-commerce.

      We believe that our Webmail service has several benefits as an advertising vehicle including:

      o Low cost content that is meaningful to our members. The content of our Web pages consists primarily of e-mails written by members or their friends, family and colleagues. Therefore, unlike online publishers, we do not incur the cost of hiring writers or paying for content that is typical of online publishers. Because most of our content is written specifically for our members by their friends, family and colleagues, it is important to them and it is likely that they will read it.

      o Demographic collection capability. When members sign up for e-mail accounts, we require demographic data such as:

Zip code or postal code      Date of birth           Street address
Gender                       Occupation

      Additionally, we request other data such as income range and phone number.

      o Effective targeting. Since members must log in and thus identify themselves in order to use the service, we can target advertising to individual members on every page they view after logging in based on the demographic data we have collected. As our member base grows, we can more finely target using more demographic variables and still have target groups that are large enough to be valuable to our advertisers.

      o Network sales. Since our advertising opportunities are generated by members across many partner Web sites as well as our own Web sites, we can sell this space as an advertising network. Our advertising network includes several recognizable brand name sites that advertisers recognize and trust. Our advertisers can purchase targeted advertising directed to members across our advertising network by making a single purchase of advertising space from Mail.com. As of January 31, 2000, Mail.com was the only e-mail company Media Metrix recognized as having an advertising network, and they have ranked it fifth in terms of reach.

Advertising impression based sales. We can deliver advertisements to our members when they access our e-mail service to read and write messages and perform other e-mail functions. Every page viewed during an e-mail session has the capability to carry one or more advertisements. These may be in the form of a banner, typically across the top of each page, or smaller rectangular buttons and portals, typically located in the left margin of the Web pages. We currently do not deliver Web-based advertisements to our e-mail forwarding and POP3 service members. We sell to advertisers, direct marketers and their agencies through our own sales force. Advertisers pay us based upon a variety of delivery measurements. They pay either a fixed amount for every 1,000 advertisements that we deliver to our members, or an amount for each time one of our members clicks on their advertisement or responds to an offer.

Permission marketing services. We can also deliver advertisements to our members through our Special Delivery permission marketing program. Under this program, members can identify categories of products and services of interest to them and request that notices be sent to their e-mailbox about special opportunities, information and offers from companies in those categories. Current categories include:

Technology    Software          Sports       Finance        Family/Kids
Hardware      Entertainment     Shopping     Auto           Home

      We intend to expand the current category choices in 2000.

      We send messages and special offers on behalf of our advertisers, who pay for one-time access to our mailing list, to members who have granted us permission to do so. Our mailing list is an "opt-in" list in that members must affirmatively check a box to indicate interest. E-mail "opt-in" lists generally command higher advertising rates than impression based advertising and "opt-out" lists. According to Jupiter, Mail.com is one of the leading providers of opt-in e-mail in the world.

E-commerce. We also generate advertising related revenues by facilitating transactions for third party e-commerce sites. For example, we are currently promoting video tape sales for BigStar and book sales for Barnes & Noble. To date, most of our e-commerce partners have paid upfront fees to secure exclusive promotional rights within their product categories on the Mail.com network. They also may pay acquisition fees on a per customer basis or commissions on the sale of products or services. The agreements we have entered into so far typically run from six months to three years in length.

      In October 1999, we launched the Mail.com Marketplace, which allows members to shop online when they visit some of our and our partners' Web sites to read and write e-mail. With the Mail.com Marketplace, our members can purchase various products offered by participating online stores. We generate revenues in the Mail.com Marketplace from commissions for purchases made by our members in the Mail.com Marketplace, upfront placement fees and customer acquisition fees. We believe that e-commerce is a natural supplement to our service.

      Since we commenced delivering advertisements in 1998, over 280 companies have advertised on our network. Selected advertisers included:

American Express   Ford             MCI          Petsmart            Sony
BancOne            General Motors   Net2Phone    Sears               Visa
Citibank           IBM              OnHealth     Showtime            Vtech
Discover           LLBean           OfficeMax    Sports Authority

      Subscription Services

      While the majority of our members sign up for free service, we also generate revenues from upgraded e-mail services. We charge $3.95 per month or $39.95 for a one-year subscription to our POP3 service. We charge $2.95 per month or $29.95 for a one-year subscription to our MailPro service.

      As of February 29, 2000, approximately 74,000 members have provided credit card information and purchased one or more subscription services. We expect this number to grow as we offer more subscription or other pay services to a larger membership base. Once we have collected a member's credit card information and billing address, subsequent purchases of subscription and other services should be greatly simplified.

      Business Service Revenues

      We currently generate revenues in the business market from e-mail service fees related to our e-mail system connection services, e-mail monitoring services and Internet fax service site license and usage charges. We receive revenues from our business customers primarily through site licensing fees commencing in 2000, monthly charges, usage charges and annual fees. Our e-mail monitoring services are charged to customers on a monthly basis per e-mailbox. Businesses are billed per e-mailbox for each e-mail monitoring service they select, including virus scanning services or the ability to control the attachment and content that goes in or out of the customer's e-mail system. We bill customers who use our e-mail system connection services a monthly access fee and in some cases, a per message fee.

      Commencing in 2000, customers who purchase our hosted e-mail services are charged initial setup fees as well as monthly charges per e-mailbox. Customers are billed a flat rate per month for each e-mailbox, which includes universal access, administration tools and customer support for a customer's e-mail administrator. In addition, customers may purchase additional increments of storage capacity on our computers. These customers are billed on a monthly basis per increment of additional storage capacity. Customers may also choose to purchase telephone, on-site and e-mail support for their individual e-mail users. This service is also billed on a monthly basis per e-mailbox.

      Customers who purchase our desktop services are charged initial site license fees based on the number of user seats being deployed plus per page usage charges for all faxes successfully delivered by our network. Production fax services are charged initial fees based upon the level of integration work and set up requirements plus per page usage charges for all faxes successfully delivered by our network. Our broadcast services are charged on a per minute of usage or per page basis for all faxes successfully delivered by our network. Our fax to e-mail services are charged on a monthly charge per fax number, plus per page usage charges.

      We are positioning Mail.com to take advantage of the emerging trend in the business community to outsource their messaging infrastructure. We believe that we will have the scale to provide better service at a lower cost than these entities could provide themselves. We have deployed an international network of twenty eight Internet-capable facsimile nodes in twenty countries which are designed to provide a reliable means to deliver facsimile transmissions to fax machines worldwide at substantially reduced cost. Moreover, through our wide range of e-mail and fax solutions, we are able to enter into business relationships with initial applications that in time may grow into broader-based strategic supplier relationships where several of our solutions are deployed by a customer.

      Other Revenue Sources

      To date, our other revenue sources have represented a small portion of total revenues. We have generated other revenue primarily from the sale or lease of domain names.

Marketing

      We market to members, partners, advertisers and businesses. Our primary marketing objectives are to:

      o     drive new signups in the consumer market;

      o     promote higher usage of all services in all segments;

      o     build our brand;

      o     recruit new partners;

      o     support advertising sales; and

      o     grow our customer and distribution base in the business market.

      Consumer Marketing

      To sign up new members, we primarily advertise on other Web sites. We either purchase this advertising or receive it as part of an agreement with our partner Web sites. At our partner Web sites we use a combination of buttons, links, sign-up portals and banners to promote our e-mail service. We use welcome e-mails and regular communications with our members to promote new features, special offers and contests and provide a mechanism for customer feedback.

      We believe that our category-defining Mail.com brand name provides us with competitive advantages in efficiently marketing our Internet messaging services. To build our brand among consumers, potential Web site and ISP partners customers, we use a combination of newspaper, radio, outdoor and television advertising. Another important brand-building vehicle, "Powered by Mail.com", is displayed on the Webmail interface across our partner Web sites.

      We use business-to-business print and online advertising to help attract new Web site and ISP partners and retain existing relationships. We also market directly to Web sites and ISPs using both online and traditional methods of direct marketing, such as telemarketing, trade show exhibitions and direct mailings, to support our sales efforts.

We engage in trade advertising and participate in trade shows to attract new advertisers. In addition, we use targeted sales materials and direct marketing efforts to promote our network to potential advertisers.

      Business Marketing

      Domestic Sales and Marketing. We offer our business services in the United States through multiple sales channels which include a direct field sales force, an agent and dealer distribution network, and promotional activities at trade shows and on our Web sites. We use a direct field sales force to address the specialized needs of major accounts and to manage and support our agent channel. Our agent and dealer distribution network consists of organizations which sell office equipment, office supplies and telephony services; value-added resellers of computers and networking solutions; and independent marketing companies. These agents offer our services as a companion offering to their other product lines.

      International Alliances. In connection with the installation of Internet-capable facsimile nodes in certain foreign countries, we have strategic sales and marketing alliances with local Internet service providers, telecommunications companies and resellers. We anticipate that these organizations will use their knowledge of the local market, language, customs and regulations, as well as their existing distribution, customer support and billing infrastructures, to establish, grow and properly service an international Mail.com customer base. In return, we offer these organizations either exclusive or non-exclusive rights to market our services in their territories and offer to provide services at a discount to our retail prices.

      In addition to strategic alliances, we have developed a network of commission-based agents to sell our Internet suite of services in foreign markets. To date, this network consists of over 200 agents representing us in over 70 foreign markets. We have also implemented a reseller program for those agents who have the infrastructure to generate invoices and perform collections. Under this program, participating agents are provided detailed billing information on their accounts from which they can create and distribute invoices in the local language and currency, and locally service customer billing inquiries.

Customer Support

      Consumer Customer Support

      Our members are very valuable to us and to our partners. Our goal is to provide quality customer support through our online support areas on our Web sites and through a dedicated customer support team. During the fourth quarter of 1999, the average response time for all non-billing inquiries was less than six hours. We believe this positions us as a leader in Internet consumer customer support. Only approximately 43% of Web sites surveyed in a third quarter 1999 Jupiter Communications report were able to respond to customer queries within 48 hours with a personalized, signed message.

      Online Support. We have created and frequently update an online searchable knowledge base with over 400 Web pages that allows members to find the answers to many of their questions about our services. Members can find answers by viewing our frequently asked questions or by using our full text search function. We have also developed a facility to enable members to help themselves with requests for forgotten passwords. We believe that approximately 80% of our members who seek our help are able to find answers using our online support area and without having to contact our customer service department.

      Customer Support Team. Our customer service department is available by e-mail or telephone 24 hours a day, seven days a week and is staffed by experienced technical support engineers and customer service representatives. Our business customers can contact our customer support team via a toll free number 24 hours a day, seven days a week. Both phone and e-mail interactions with customers are randomly monitored to ensure consistent quality and accuracy. The majority of customers who contact our customer service department use the customer service request form on our Web site or send an e-mail. When members submit a request electronically, they receive a confirmation e-mail with a tracking number. Our customized e-mail tracking system allows us to access a full history of each customer service request, prioritize issues based on customer status, classify issues based on the topic and route issues to customer service representatives depending upon the particular type of issue.

      Business Customer Support

      We believe that customer support is important in differentiating our services from other service providers. Our customer support services include installation assistance on an as-requested basis, facilitation of international fax completion and monitoring the performance of hosted e-mailboxes, data connections between our data centers and our customers, and faxSAV Connectors. We currently provide customer support and monitoring functions twenty-four hours a day, seven days a week. Our support personnel respond to telephone inquiries and e-mail inquiries. We also provide information about our services and new desktop faxing software upgrades on our Web site.

      To provide immediate response to customer inquiries, we have developed a wide area network that provides a real-time fax tracking system and allows network operations and customer service personnel to redirect, reschedule or repair fax transmissions that are experiencing completion difficulty. The system accesses fax traffic information via an Oracle database that is updated from our three switching nodes in the United States and provides an on-line connectivity to our master customer database.

Technology

      Email Technology

      Our Webmail technology has evolved rapidly since we commenced commercial operations. Our hardware network has grown from one computer at the end of June 1996 to approximately 500 computers at the end of December 1999. These computers run an extensive library of proprietary software we have developed to provide member and partner services. Currently, we are focused on building an integrated hardware and software network that is reliable and can be expanded to support tens of millions of e-mailboxes. We cannot be sure that our technology will operate adequately at these levels.

      Hardware Network. Our hardware network is designed to provide high availability and performance and to accommodate rapid growth of our member base and development of our business customer base. The six primary elements of our hardware infrastructure are:

      o Mail transfer machines: Redundant banks of computers receive, transfer and send e-mail.

      o Web page servers: Redundant banks of computers generate customized Webmail pages.

      o Database machines: E-mailbox account data is stored in disk storage arrays. The data is managed using database software.

      o E-mail storage: E-mail messages are stored separately from account data in disk storage arrays.

      o Bill presentment servers: Redundant computers run the secure on-line billing system.

      o Data network: Our computer network uses high speed routers and switches and is connected to the Internet through high capacity links from BBN Planet, MCI WorldCom, AT&T, Sprint and UUNET.

      For our core infrastructure, we use industrial grade hardware from leading manufacturers. Generally, our hardware infrastructure is built using redundant components. Our member account data is saved to tape and stored off site on a daily basis. Member e-mails are stored on redundant hard drives within our e-mail storage machines in case a hard drive should fail.

      Software. Since no commercial software is available to meet the demands of our large member base and diverse partner network adequately, we have developed certain software internally as well as licensed software from third parties and will attempt to develop additional software. Where available, we use software from off-the-shelf software suppliers such as Oracle. Examples of our software related developments include:

      o Webmail technology which offers improved response times to members and gives us the ability to deploy new features in less time.

      o A customizable Webmail interface that integrates with the technology and branding of our partners' Web sites. This allows members a more seamless experience in signing in and navigating.

      o     A design for secure e-mail. We have applied for a related patent.

      o A technology license from 3Cube, Inc. that will allow us to offer Web-based and e-mail to fax services across our network of Web site and ISP partners.

      o A technology license from Content Technologies, Inc. that allows us to scan and block e-mails and attachments that originate from within or outside a customer's system for viruses, unsolicited bulk e-mail and specific content and to hold for delivery during non-peak periods or block e-mail messages containing images, videos and other attachments.

      Data Centers. Our computers are located in commercial data centers in Manhattan and Dayton, Ohio. Our data centers provide 24 hour security, fire protection, computer-grade air handling and backup power sources. We have also started establishing a data center at one of our own offices in Jersey City, New Jersey. When completed, this data center will provide additional capacity and will serve as a testing facility and as a backup site in the event of an emergency at our primary data centers.

      Operations. Our operations group monitors our sites 24 hours a day, seven days a week. Systems operators use automated monitoring tools to continuously test site performance and repeatedly perform manual checks of major functions.

      Unsolicited Bulk E-mail (Spam). Unsolicited bulk e-mail, or spam as it is often called, is a significant problem for any provider of e-mail services. To address this chronic problem, we have developed proprietary software and have implemented internal procedures for detecting and terminating accounts engaged in this activity. We have full time staff dedicated to the detection and reduction of spam.

      Security. While no computer system is impenetrable, our system is designed to guard against intruders who might seek to either damage or slow our service, or gain access to members' accounts or information. We have also implemented automated monitors that are designed to provide an early warning if attempts are made to breach our systems.

      Fax Services Network

      Traditional International Facsimile Transmission. In the United States, traditional international facsimile transmission begins when the originating fax machine places a call over the local telephone network. Because the number dialed has an international prefix, the Local Exchange Carrier ("LEC") switches the call to the sender's long distance carrier (typically, AT&T Corp., MCI WorldCom or Sprint Corp). The long distance carrier ("LDC") delivers the call to the corresponding long distance company (the "PTT") in the country of destination, which in turn completes the call by providing a connection through the local telephone network to the receiving fax machine. Thus a real-time connection is established over the traditional telephony networks, and the originating fax machine sends a data stream, comprising a scanned image, to the receiving fax machine.

      Fax Transmission Via Mail.com's Network. Mail.com's services, which are targeted at businesses and professionals, are designed to reduce the cost of sending international faxes, and to make the process of sending faxes easier and less time-consuming. Our network offers our customers the benefits of increased savings and convenience by bypassing parts or all of the traditional network described above. For example, an international fax-to-fax message delivered through our Internet-based network utilizes the Internet as a delivery medium, bypassing the long distance carriers and thereby avoiding expensive inter-country connection fees. In addition, a customer using the faxSAV for Internet suite of services accesses our network through its ISP rather than through the local telephone network. Our proprietary software then either routes the call over a telephony network or bypasses the long distance carriers and the associated inter-country connection fees by routing the call through our Internet-based network.

      The Mail.com Network. The Mail.com network is designed to minimize the cost of sending faxes internationally by selecting the optimal route and carrier for each facsimile transmission. Currently, we provide our customers with the ability to reach fax machines worldwide via our telephony-based network. Our telephony-based services are competitively priced and, on faxes to most international destinations, our customers are expected to realize substantial savings as compared to the rates charged by traditional long distance carriers.

      In addition to our telephony-based network, we have deployed an Internet-based network which connects key telecommunications markets worldwide. Our Internet-based network complements our telephony-based network and provides it with the opportunity to further lower the retail price of our customers' international facsimile transmissions while increasing our market share. As we continue to deploy our Internet nodes internationally, we will be able to route an increasing portion of its customers' traffic over the Internet. We believe that the combination of our telephony-based network and our Internet-based network is critical to achieving our objective of emerging as the leading provider of comprehensive low-cost global faxing solutions. Therefore, we intend to maintain both a telephony-based and an Internet-based network but with an increasing level of customer traffic being routed through the Internet. During 1999, 84% of NetMoves total fax services revenues were attributable to faxes routed over the Internet and 16% over NetMoves telephony based network.

      Network Infrastructure. At the core of our fax network are three main switching nodes, installed in New York, New Jersey and Washington, D.C. These switching nodes use our proprietary messaging software to provide the full range of our fax service offerings, including real-time delivery, "virtual real-time (Internet fax)" delivery, least cost fax routing, e-mail to fax conversion, Internet access, broadcast delivery, customer registration and customer query capabilities. Each switching node employs switch-to-host architecture and fully redundant hardware and software, and is interconnected to the others through a private intranet utilizing T1 links. A backup connection is also provided through separate T1 links to the Internet via firewalls. The switching nodes are installed in secure locations and are supported by uninterruptible power supplies with emergency power generators as further backup. The main switching nodes are connected through the Internet to the Internet facsimile nodes installed by our overseas vendors, extending access to its service in the markets where such nodes are located. Internet nodes provide "virtual real-time" fax delivery, least-cost fax routing via the best node, e-mail to fax conversion and broadcast delivery capabilities. We have designed a network-wide redundancy into its nodes, such that if any particular node fails for any reason to complete a transmission, an alternative route through our network will automatically be selected. In addition, in the event of an Internet failure, the Internet nodes have a spanning (multiple simultaneous calling) dial backup capability to connect via telephony lines to the nearest node. This node-based and network wide redundancy is designed to allow us to reliably provide service to our customers without interruption. Additionally, RSA encryption is provided in each Internet node such that each file delivered through our Internet nodes is encrypted, addressing security concerns of its customers. All nodes are designed for unattended operation, provide a full range of system monitoring and control capability and can be upgraded and maintained remotely.

Competition

      We compete for members, partners, advertisers and business customers.

      Consumer Market

      Members typically receive an e-mailbox from their employer, school or an ISP such as AOL, Excite@Home or Microsoft's MSN network. In addition, they can subscribe to e-mail services at most of the major Web sites. The leading sites offering e-mail services include Microsoft's MSN network, which claims to have over 40 million Web-based e-mailboxes at its Hotmail site, Yahoo!, Excite, Disney's GO Network, which includes InfoSeek, and the Lycos Network. Alternatively, members can sign up for e-mail services through Web sites that have partnered with our outsourcing competitors. For example, Netscape offers e-mail at its Web site outsourced from USA.NET. Microsoft and Netscape have modified their browsers to promote their e-mail offerings to users, and Compaq and other major PC manufacturers now include keyboard buttons linking users directly to their e-mail offerings. Users that do not have Web access can also receive free e-mail services from Juno Online Services. Our success in attracting members over these competitors is highly dependent on our partners' level of visitor traffic and their commitment to promoting our e-mail service.

      We compete for Web site and ISP partners with USA.NET, Bigfoot, CommTouch, Critical Path and Lycos' WhoWhere subsidiary.

      We compete for Internet advertising revenues with large Web publishers and Web portals, such as America Online, Excite@Home, Lycos, Yahoo!, Disney's GO Network and Microsoft. Further, we compete with a variety of Internet advertising networks, including DoubleClick and 24/7 Media. We also encounter competition from a number of other sources, including advertising agencies and other companies that facilitate Internet advertising. We also compete with traditional advertising media, such as print, radio, television and outdoor advertising for a share of advertisers' total advertising budgets.

      Business Market

      The market for e-mail services and facsimile transmission services is intensely competitive and there are limited barriers to entry. We expect that competition will intensify in the future. Depending on the application area (e.g., e-mail or fax) we compete with a range of companies in the business market, both premises-based solutions providers and service-based solutions providers. We believe that our ability to compete successfully will depend upon a number of factors, including market presence; the capacity, reliability and security of our network infrastructure; the pricing policies of our competitors and suppliers; the timing of introductions of new services and service enhancements by us and our competitors; and industry and general economic trends. For e-mail applications, our primary competition comes from corporations purchasing, deploying and managing premises-based systems such as Microsoft Exchange, Lotus Notes, Novell Groupwise or any other e-mail software system themselves, rather than choosing to purchase these services on an outsourced basis from us. We also have competitors who provide outsourced e-mail solutions, including Critical Path and USA.net

      Our current and prospective competitors in the facsimile transmission services market generally fall into the following groups: (i) telecommunication companies, such as AT&T, MCI WorldCom, Sprint, the regional Bell operating companies and telecommunications resellers, (ii) ISPs, such as UUnet and NETCOM On-Line Communications Services, Inc.; (iii) on-line services providers, such as Microsoft and America Online and (iv) direct fax delivery competitors, including Premiere Document Distribution (formerly Xpedite Systems, Inc.) and IDT Corporation. Many of these competitors have greater market presence, engineering and marketing capabilities, and financial, technological and personnel resources than those available to us. As a result, they may be able to develop and expand their communications and network infrastructures more quickly, adapt more swiftly to new or emerging technologies and changes in customer requirements, take advantage of acquisition and other opportunities more readily, and devote greater resources to the marketing and sale of their products and services. Further, the foundation of our telephony network infrastructure consists of the right to use the telecommunications lines of several of the above-mentioned long distance carriers, including MCI WorldCom. There can be no assurance that these companies will not discontinue or otherwise alter their relationships with us in a manner that would have a material adverse effect upon our business, financial condition and results of operations. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their services to address the needs of our current and prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. In addition to direct competitors, many of our larger potential customers may seek to internally fulfill their fax communication needs through the deployment of their own computerized fax communications systems or network infrastructures for intra-company faxing.

Intellectual Property

      Our intellectual property is among our most valued assets. We protect our intellectual property, technology and trade secrets primarily through contract, copyrights, trademarks, trade secret laws, restrictions on disclosure and other methods. Parties with whom we discuss, or to whom we show, proprietary aspects of our technology, including employees and consultants, are required to sign confidentiality and non-disclosure agreements. If we fail to protect our intellectual property effectively, our business, operating results and financial condition may suffer. In addition, litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others.

      We have developed proprietary technology to offer our e-mail services and to allow us to deliver specific advertisements targeted to members based upon demographic data that we have collected. We restrict access to and distribution of our technology. We do not presently license our technology to third parties.

      Notwithstanding these protections, there is a risk that a third party could copy or otherwise obtain and use our technology or trade secrets without authorization. In addition, others may independently develop substantially equivalent technology. The precautions we take may not prevent misappropriation or infringement of our technology.

      We jointly own our member database with our respective partners. This database includes contact and demographic information submitted by our members when they sign up for e-mail service. Any third parties receiving member contact and demographic information are required to sign confidentiality, non-disclosure and use restriction agreements, committing them to adhere to our privacy policy and prohibiting them from using the contact and demographic information in any way except as we expressly specify. In the absence of these agreements, current law provides inadequate protection. As a result, we will have difficulty protecting our rights if any of the information contained in our member database is pirated or obtained by an unauthorized party.

      We have patents related to our faxSAV Connector and our "e-mail Stamps" security technology incorporated into our faxMailer service. In July 1999, we submitted an application to the U.S. Patent and Trademark Office for a patent for a secure e-mail system. We conduct an ongoing review of all of our proprietary technology to determine whether other aspects of our technology should be patented. We have a registered trademark for iName, our predecessor company name. In October 1999, we filed a trademark application with the U.S. Patent and Trademark Office for our Mail.com logo.

      As part of a settlement entered into in September 1998, NetMoves Corporation, which we acquired in February 2000, received a perpetual license from AudioFAX IP, L.L.P. to use certain of AudioFAX's patents relating to store-and-forward technology. The license is fully paid-up.

      There can be no assurance that other third parties will not assert infringement claims against us in the future. Patents have been granted recently on fundamental technologies in the communications and desktop software areas, and patents may be issued which relate to fundamental technologies incorporated into our services. As patent applications in the United States are not publicly disclosed until the patent is issued, applications may have been filed which, if issued as patents, could relate to our services. It is also possible that claims could be asserted against us because of the content of e-mails sent over our system. We could incur substantial costs and diversion of management resources with respect to the defense of any claims that we have infringed upon the proprietary right of others, which costs and diversion could have a material adverse effect on its business, financial condition and results of operations. Furthermore, parties making such claims could secure a judgment awarding substantial damages, as well as injunctive or other equitable relief which could effectively block our ability to license and sell its services in the United States or abroad. Any such judgment could have a material adverse effect on its business, financial condition and results of operations. In the event a claim relating to proprietary technology or information is asserted against us, it may seek licenses to such intellectual property. There can be no assurance, however, that licenses could be obtained on terms acceptable to us, or at all. The failure to obtain any necessary licenses or other rights could have a material adverse effect on its business, financial condition and results of operations.

      We incorporate licensed, third-party technology in some of our services. In these license agreements, the licensors have generally agreed to defend, indemnify and hold us harmless with respect to any claim by a third party that the licensed software infringes any patent or other proprietary right. The outcome of any litigation between these licensors and a third party or between us and a third party may lead to our having to pay royalties for which we are not indemnified or for which such indemnification is insufficient, or we may not be able to obtain additional licenses on commercially reasonable terms, if at all. In the future, we may seek to license additional technology to incorporate in our services. The loss of or inability to obtain or maintain any necessary technology licenses could result in delays in introduction of new services or curtailment of existing services, which could have a material adverse effect on our business, results of operations and financial condition.

      To the extent that we license any of our content from third parties, our exposure to copyright infringement actions may increase because we must rely upon these third parties for information as to the origin and ownership of the licensed content. We generally obtain representations as to the origins and ownership of any licensed content and indemnification to cover breaches of any representations. However, such representations may be inaccurate or any indemnification may be insufficient to provide adequate compensation for any breach of these representations.

      We own or have the rights to over 1,200 Internet domain names, approximately 600 of which we currently use to provide e-mail addresses to our members. All of our domain names are registered with Network Solutions, Inc. under a registration agreement which is renewed annually for a fee of $35.00 per domain name. We try to review all domain names to ensure that they are not subject to claims of ownership and other legal challenges by holders of any trademarks. Our rights to our domain names have been challenged by third parties in the past and we expect they will be challenged in the future. We will seek to protect by all appropriate means our rights to our domain names.

Government Regulation

      There are currently few laws or regulations that specifically regulate activity on the Internet. However, laws and regulations may be adopted in the future that address issues such as user privacy, pricing, and the characteristics and quality of products and services. For example, the Telecommunications Act of 1996 restricts the types of information and content transmitted over the Internet. Several telecommunications companies have petitioned the FCC to regulate ISPs and online service providers in a manner similar to long distance telephone carriers and to impose access fees on these companies. This could increase the cost of transmitting data over the Internet. Any new laws or regulations relating to the Internet could adversely affect our business.

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

      We are subject to regulation by various state public service and public utility commissions and by various international regulatory authorities with respect to our fax services. We are licensed by the FCC as an authorized telecommunications company and are classified as a "non-dominant interexchange carrier." Generally, the FCC has chosen not to exercise its statutory power to closely regulate the charges or practices of non-dominant carriers. Nevertheless, the FCC acts upon complaints against such carriers for failure to comply with statutory obligations or with the FCC's rules, regulations and policies. The FCC also has the power to impose more stringent regulatory requirements on us and to change its regulatory classification. There can be no assurance that the FCC will not change its regulatory classification or otherwise subject us to more burdensome regulatory requirements.

      On August 7, 1997, the FCC issued new rules which may significantly reduce the cost of international calls originating in the United States. Such rules are scheduled to be phased in over a five-year period starting on January 1, 1998. To the extent that these new regulations are implemented and result in reductions in the cost of international calls originating in the United States, we will face increased competition for our international fax services which may have a material adverse effect on our business, financial condition or results in operations.

      In connection with the deployment of Internet-capable nodes in countries throughout the world, we are required to satisfy a variety of foreign regulatory requirements. We intend to explore and seek to comply with these requirements on a country-by-country basis as the deployment of Internet-capable facsimile nodes continues. There can be no assurance that we will be able to satisfy the regulatory requirements in each of the countries currently targeted for node deployment, and the failure to satisfy such requirements may prevent us from installing Internet-capable facsimile nodes in such countries. The failure to deploy a number of such nodes could have a material adverse effect on its business, operating results and financial condition.

      Our facsimilie nodes and our faxLauncher service utilize encryption technology in connection with the routing of customer documents through the Internet. The export of such encryption technology is regulated by the United States government. We have authority for the export of such encryption technology other than to Cuba, Iran, Iraq, Libya, North Korea, and Rwanda. Nevertheless, there can be no assurance that such authority will not be revoked or modified at any time for any particular jurisdiction or in general. In addition, there can be no assurance that such export controls, either in their current form or as may be subsequently enacted, will not limit our ability to distribute our services outside of the United States or electronically. While we take precautions against unlawful exportation of our software, the global nature of the Internet makes it virtually impossible to effectively control the distribution of our services. Moreover, future Federal or state legislation or regulation may further limit levels of encryption or authentication technology. Any such export restrictions, the unlawful exportation of our services, or new legislation or regulation could have a material adverse effect on our business, financial condition and results of operations.

      The legal structure and scope of operations of our subsidiaries in some foreign countries may be subject to restrictions which could result in severe limits to our ability to conduct business in these countries and this could have a material adverse effect on our financial position, results of operations and cash flows. We have announced the formation of WORLD.com, Inc. for the purpose of developing our portfolio of domain names, including Asia.com and India.com. In connection with the formation of Asia.com, Inc., we acquired eLong.com, Inc. which operates through its wholly-owned subsidiary the Web site www.elong.com in the Peoples Republic of China or the PRC. We have also announced that we intend to expand our Internet messaging business in international markets. To the extent that we develop and operate web sites or offer Internet messaging services in foreign countries, we will be subject to the laws and regulations of these countries. The laws and regulations relating to the Internet in many countries are evolving and in many cases are unclear as to their application. For example, in India, the PRC and other countries we may be subject to licensing requirements with respect to the internet activities in which we propose to engage and we may also be subject to foreign ownership limitations or other approval requirements that preclude our ownership interests or limit our ownership interests to up to 49% of the entities through which we propose to conduct any regulated activities. If these limitations apply to our activities, including our activities conducted through eLong.com, Inc. or other subsidiaries, our opportunities to generate revenue will be reduced, our ability to compete successfully in these markets will be adversely affected and the value of our investments and acquisitions in these markets may decline. Moreover, to the extent we are limited in our ability to engage in certain activities or are required to contract for these services from a licensed or authorized third party, our costs of providing our services will increase and our ability to generate profits may be adversely affected.

Our Employees

      As of March 24, 2000, there were approximately 679 people, including employees of eLong.com, dedicated full-time to our business. Of these personnel, 384 persons worked in technology, product development, Web production and customer support; 194 persons worked in sales, marketing and business development; and 101 persons worked in operations and administration. We have never had a work stoppage and no personnel are represented under collective bargaining agreements. We consider our employee relations to be good.

      We believe that our future success will depend in part on our continued ability to attract, integrate, retain and motivate highly qualified sales, technical, and managerial personnel, and upon the continued service of our senior management and key sales and technical personnel. To help us retain our personnel, all of our full-time employees have received stock option grants. None of our personnel are bound by employment agreements that prevent them from terminating their relationship at any time for any reason.

      Competition for qualified personnel is intense, and we may not be successful in attracting, integrating, retaining and motivating a sufficient number of qualified personnel to conduct our business in the future. Our rapid expansion is straining our existing resources, and if we are not able to manage our growth effectively, our business and operating results will suffer.

RISK FACTORS

We have only a limited operating history, and we are involved in a new and unproven industry.

      We have only a limited operating history upon which you can evaluate our business and our prospects. We have offered a commercial email service since November 1996 under the name iName. We changed our company name to Mail.com, Inc. in January 1999. Also on March 28, 2000, we announced the formation of WORLD.com for the purpose of developing and operating our domain name properties as independent Web sites. Our success will depend in part upon the development of a viable market for email advertising and fee-based Internet messaging services and outsourcing, and upon our ability to compete successfully in those markets. Our success will also depend on our ability to successfully develop and operate our domain name properties under WORLD.com, and the acceptance by businesses and consumers of the services offered at these Web sites. For the reasons discussed in more detail below, there are substantial obstacles to our achieving and sustaining profitability.

We have incurred losses since inception and expect to incur substantial losses in the future.

      We have generated only limited revenues to date. We have not achieved profitability in any period, and we may not be able to achieve or sustain profitability. We incurred a net loss attributable to common stockholders of $61.6 million for the year ended December 31, 1999. We had an accumulated deficit of $63.1 million as of December 31, 1999. We expect to continue to incur substantial net losses and negative operating cash flow for the foreseeable future. We have begun and will continue to significantly increase our operating expenses in anticipation of future growth. We intend to expand our sales and marketing operations, upgrade and enhance our technology, continue our international expansion, and improve and expand our management information and other internal systems. We intend to make strategic acquisitions and investments, which may result in significant amortization of goodwill and other expenses. We are making these expenditures in anticipation of higher revenues, but there will be a delay in realizing higher revenues even if we are successful. If we do not succeed in substantially increasing our revenues, our losses will continue indefinitely and will increase.

We face various risks and uncertainties in connection with our acquisition of NetMoves.

NetMoves has sustained losses since inception. NetMoves incurred a net loss of $12.0 million during 1999, $8.1 million during 1998 and $7.1 million during 1997. In addition, NetMoves had negative earnings before interest and NetMoves expects to continue to sustain losses.

Unless we can successfully integrate NetMoves' business into our own, the merger may not produce the benefits we expect. We may have difficulty integrating and assimilating NetMoves' business and operation into our own. It is our intention to acquire or make strategic investments in other businesses and to acquire or license technology and other assets, and we may have difficulty integrating Allegro, NetMoves or other businesses or generating an acceptable return from acquisitions.

The Issuance of $100 Million Convertible Notes significantly increased our leverage.

      In January 2000, we issued $100 million in Convertible Subordinated Notes due 2005. The sale of the Notes has increased our debt as a percentage of total capitalization. Along with the Notes, we may incur substantial additional indebtedness in the future. The level of our indebtedness, among other things, could (1) make it difficult for us to make payments on the Notes, (2) make it difficult for us to obtain any necessary financing in the future for working capital, capital expenditures, debt service requirements or other purposes, (3) limit our flexibility in planning for, or reacting to changes in, our business, and (4) make us more vulnerable in the event of a downturn in our business. We cannot assure you that we will be able to meet our debt service obligations, including our obligations under the Notes.

We may be unable to pay debt service on the Convertible Notes and other obligations.

      We had an operating loss and negative cash flow during 1999 and 1998 and expect to incur substantial losses and negative cash flows for the foreseeable future. Accordingly, cash generated by our operations would have been insufficient to pay the amount of interest anticipated to be payable annually on the Notes. We cannot assure you that we will be able to pay interest and other amounts due on the Notes on the scheduled dates or at all. In the event our cash flow and cash balances are inadequate to meet our obligations, we could face substantial liquidity problems. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments, or if we otherwise fail to comply with any covenants in our indebtedness, we would be in default under these obligations, which would permit these lenders to accelerate the maturity of the obligations and could cause defaults under our indebtedness. Any such default could have a material adverse effect on our business, results of operations and financial condition. We cannot assure you that we would be able to repay amounts due on the Notes if payment of the Notes were to be accelerated following the occurrence of an Event of Default.

To generate increased revenues from our consumer services, we will have to substantially increase the number of our members, which will be difficult to accomplish.

      To achieve our objective of generating advertising related revenues and subscription revenues through our consumer email services, we will have to retain our existing members and acquire a large number of new members. We have relied upon strategic alliances with third party Web sites to attract the majority of our current members.

      We believe that our success in our consumer business will partially depend on our ability to maintain our current alliances and to enter into new ones with Web sites and ISPs on acceptable terms. We believe, however, that the opportunity to form alliances with third party Web sites that are capable of producing a substantial number of new members is diminishing. Many third party Web sites that we have identified as potential sources for significant quantities of new members already offer their visitors an email service similar to ours. We cannot assure you that we will be able to enter into successful alliances with third party Web sites or ISPs on acceptable terms or at all.

Our contracts with our Web site and ISP partners require us to incur substantial expenses.

      In nearly all cases our Web site and ISP partners do not pay us to provide our services. We bear the costs of providing our services. We generate revenues by selling advertising space to advertisers who want to target our members and by selling subscription services to these members. We pay the partner a share of the revenues we generate. In addition, a number of our contracts require us to pay significant fees or to make minimum payments to the partner without regard to the revenues we realize. If we are unable to generate sufficient revenues at our partner sites, these fees and minimum payments can cause the partner's effective share of our revenues to approach or exceed 100%. Please see specific information relating to our partner agreements contained in the notes to our financial statements.

The failure to renew our partner contracts, which have limited terms, can result in the loss of members and impair our credibility.

      Our partner contracts generally have one or two year terms. A partner can decide not to renew at the end of the term for a variety of reasons, including dissatisfaction with our service, a desire to switch to one of our outsourcing competitors, or a decision to provide email service themselves. Partners can also choose not to renew our contract because they have entered into a merger or other strategic relationship with another company that can provide email service. This last factor is becoming increasingly common in light of the consolidation taking place among Web sites, ISPs and other Internet-related businesses. For example, NBC Multimedia announced on May 10, 1999, that it reached an agreement with XOOM to create a new Internet services company named NBC Internet, Inc. or NBCi. Under the terms of the agreement, XOOM combined with Snap in the fourth quarter of 1999, which is jointly owned by CNET and NBC Multimedia. XOOM currently offers a free email service at its XOOM.com Web site. We cannot assure you that these partners will not seek to terminate their contractual relationships with us. The loss of a partner can be very disruptive for us for a number of reasons:

We may lose a substantial number of members. When members register for our service at a partner's Web site, the default domain name members use for their email address is typically a domain name that is owned by the partner. As of February 29, 2000, we estimate that approximately 28% of our established emailboxes have email addresses at partner-owned domain names. Upon expiration, most partners can require us to relinquish existing members with addresses at partner-owned domain names. Even those members who have selected addresses using our domain names may find it more convenient to switch to whatever replacement email service may be available at the partner's site. The loss of members due to expiration or non-renewal of partner contracts may materially reduce our revenues. Moreover, as of February 29, 2000, we estimate that approximately 17% of our emailboxes established are at the email.com domain. If CNET and NBCi exercise their rights to terminate our agreement, which includes the right to terminate for convenience after May 13, 2001, we would be obligated to transfer the email.com domain name and related member information to them. If CNET and NBCi terminate for convenience, they would be obligated to pay us the greater of $5.0 million or 120% of the fair market value of the email.com user data based on the projected economic benefit of the users and either return to us the shares that we issued to them for the establishment of emailboxes or pay us the then fair market value of these shares. If CNET and NBCi terminate for other reasons, the amount of compensation they must pay to us varies depending on the reason for termination. NBC Multimedia may elect to exercise similar rights relating to email.com emailboxes established through their sites under our agreement with them.

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

      Most of our partner sites, including most of those with well-known brand names, do not generate significant numbers of new emailboxes. The following four partners accounted for 44% of our new emailboxes established in February 2000:

                                           Percentage of
                                           New Emailboxes       Date that Our
                                                in              Contract with
Partner                                    February 1999     the Partner Expires
-------                                    -------------     -------------------
Juno ....................................      13.8%           December 2001
IWon ....................................        11%             June 2000
Earthlink ...............................        10%            April 2000 *
Snap ....................................       9.2%                **

-----------
* If not terminated prior to April 2, 2000, the contract with Earthlink will automatically renew for one year.
**    Snap may terminate their contracts for convenience after May 13, 2001.

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

We have only limited information about our members and their usage, which may limit our potential revenues.

      Our ability to generate revenue from advertising related sales is directly related to our members' activity levels and the quality of our demographic data. To be successful, we will have to increase members' usage of our service. We are subject to several constraints that will limit our ability to maximize the value of our member base:

We believe that most of our members do not use their emailboxes regularly, and many do not use them at all. We do not have the computer systems necessary to regularly monitor emailbox usage by our members. We do have information for selected Web sites for the month of December 1999 which excludes ISP members, email.com members, members who automatically forward their email from their emailbox provided by Mail.com to another emailbox and members that subscribe for our upgrade "POP3" access. In February 2000, no more than 30% of emailboxes in the sample were accessed by our members. Moreover, up to 20% of those emailboxes that were accessed were first established during that period. We expect our proportion of active members to decrease as our total number of established emailboxes increases. On an ongoing basis, we believe that a significant number of members will cease using our service each month. We cannot assure you that we will be able to add enough new members to compensate for this anticipated loss of usage.

We have only a limited ability to generate advertising revenues from forwarding and POP3 accounts, which represent a significant percentage of our emailboxes. Members who choose our forwarding service or subscribe to our POP3 service do not need to come to our partners' or our Web sites to access their email. Therefore, we do not deliver Web-based advertisements to these members. Forwarding and POP3 accounts represented approximately 30% of our total emailboxes as of February 29, 2000, and 14% of the emailboxes that were established during February 2000. If a disproportionate percentage of members choose either of these options, it will adversely affect our ability to generate advertising related revenues.

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

Consumers may not be willing to use Webmail in large numbers. As a Web-based messaging service, Webmail is subject to the same concerns and shortcomings as the Internet itself. Concerns about the security of information carried over the Internet and stored on central computer systems could inhibit consumer acceptance of Webmail. Moreover, Webmail can only function as effectively as the Web itself. If traffic on the Web does not move quickly or Internet access is impeded, consumers are less likely to use Webmail. Consumers may also react negatively to the relatively new concept of an advertising supported email service. Our business will suffer if public perception of our service or of Webmail in general is unfavorable. Articles and reviews published in popular publications relating to computers and the Internet have a great deal of impact on public opinion within our markets, and an article or review unfavorable to Webmail or to our service specifically could slow or prevent broad market acceptance. Similarly, if employers in large numbers implement policies or software designed to restrict access to Webmail, Webmail is much less likely to gain popular acceptance.

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

There are significant obstacles to the development of a sizable market for email outsourcing. Outsourcing is one of the principal methods by which we will attempt to reach the size we believe is necessary to be successful. Security and the reliability of the Internet, however, are likely to be of concern to Web sites, ISPs, schools, businesses and organizations deciding whether to outsource their email or fax services or to continue to provide it themselves. These concerns are likely to be particularly strong at larger businesses, which are better able to afford the costs of maintaining their own systems. We have begun to provide a range of email and fax services to businesses and organizations. We currently generate revenues in the business market primarily from email service fees related to our email system connection services, email monitoring services and fax transmission services. We cannot be sure that we will be able to expand our business customer base, attract additional customers in other segments or acquire a sufficient base of customers for whom we would provide hosting and other outsourced services. In addition, the sales cycle for hosting services is lengthy and could delay our ability to generate revenues in the business email services market. Furthermore, we may not be able to generate significant additional revenues by providing our email services to businesses. Standards for pricing in the business email services market are not yet well defined and some businesses, schools and other organizations may not be willing to pay the fees we wish to charge. We cannot assure you that the fees we intend to charge will be sufficient to offset the related costs of providing these services.

The market for email advertising is only beginning to develop and the effectiveness of this form of advertising is unproven. Even if Webmail proves to be popular, we will still need large numbers of advertisers to purchase space on our Webmail service. We currently do not sell advertisements in connection with our business email services.

Because we, and our competitors, have only recently begun to offer email advertising, our potential advertising customers have little or no experience with this medium. We do not yet have enough experience to demonstrate the effectiveness of this form of advertising. As a result, those customers willing to try email advertising are likely to allocate only a limited portion of their advertising budgets. If early customers do not find email advertising to be effective for promoting their products and services, the market for our products will be unlikely to develop. Prices for banner advertisements on the Internet may fall, in part because of diminishing "click" or response rates. Advertisers may also request fewer "cost per thousand advertisements" pricing arrangements and more "cost per click" pricing, which could effectively lower advertising rates.

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

A limited number of advertisers account for a high percentage of our revenues, our contracts with our advertisers typically have terms of only one or two months, and we may be unable to renew these contracts. We are dependent on a limited number of advertisers to derive a substantial portion of our revenues. For the year ended December 31, 1999 and 1998, revenues from our five largest advertisers accounted for an aggregate of 23% and 44%, respectively, of our revenues. Our future success will depend upon our ability to retain these advertisers, to generate significant revenues from new advertisers and to reduce our reliance on any single advertiser. Our existing contracts with advertisers generally have terms of only one or two months and we may be unable to renew them. The loss of one of our major advertisers or our inability to attract new advertisers would cause our revenues to decline.

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

      The following are among the factors that could cause significant fluctuations in our operating results:

      o incurrence of other cash and non-cash accounting charges resulting from acquisitions, including charges resulting from acquisitions of Allegro, TCOM, Lansoft, NetMoves and eLong.com;

      o incurrence of additional expenditures without receipt of offsetting revenues as a result of the development of our domain name properties;

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

      Our business is, and we believe will continue to be, intensely competitive. Our competitors with respect to email services include such large and established companies as Microsoft, America Online, Yahoo!, Excite@Home, Disney (which owns the GO Network) and Lycos. Microsoft offers free Webmail through its Hotmail Web site, and has dominant market share with over 40 million emailboxes according to Microsoft. We also compete for partners with email service providers such as USA.NET, Inc., Critical Path, Inc. and CommTouch Software, Ltd. In offering email services to businesses, schools and other organizations, we expect to compete with MCI Mail, USA.NET and Critical Path. Our current and prospective competitors in the facsimile transmission services market generally fall into the following groups: (i) telecommunication companies, such as AT&T, MCI WorldCom, Sprint, the regional Bell operating companies and telecommunications resellers, (ii) ISPs, such as UUnet and NETCOM On-Line Communications Services, Inc.; (iii) on-line services providers, such as Microsoft and America Online and (iv) direct fax delivery competitors, including Premiere Document Distribution (formerly Xpedite Systems, Inc.) and IDT Corporation. In addition, we compete for advertisers with DoubleClick, 24/7 Media, and other Internet advertising networks. We also compete for advertisers with other Internet publishers as well as traditional media such as television, radio, print and outdoor advertising. See "Item 1 Business - Competition."

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

      We have begun aggressively expanding our operations in anticipation of an increasing number of strategic alliances and a corresponding increase in the number of members as well as development of our business customer base. We have entered into agreements with additional partners and have upgraded our email services. We have also developed the technology and infrastructure to begin offering a range of services in the business email services market. In addition, we have formed WORLD.com for the purpose of developing our portfolio of domain names. This expansion has placed, and we expect it to continue to place, a significant strain on our managerial, operational and financial resources. If we cannot manage our growth effectively, our business and operating results will suffer.

It is difficult to retain key personnel and attract additional qualified employees in our business and the loss of key personnel and the burden of attracting additional qualified employees may impede the operation and growth of our business and cause our revenues to decline.

      Our future success depends to a significant extent on the continued service of our key technical, sales and senior management personnel, but they have no contractual obligation to remain with us. In particular, our success depends on the continued service of Gerald Gorman, our Chairman and Chief Executive Officer, Gary Millin, our President, Lon Otremba, our Chief Operating Officer, Debra McClister, our Executive Vice President and Chief Financial Officer, Charles Walden, our Executive Vice President, Technology, Thomas Murawski, our Chief Executive Officer, Mail.com Business Messaging Services, Inc., and Aaron Fessler, President of Allegro. The loss of the services of Messrs. Gorman, Millin, Otremba, Walden, Murawski and Fessler or of Ms. McClister, or several other key employees, would impede the operation and growth of our business.

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

We need to upgrade our computer systems to accommodate increases in email and fax traffic, but we may not be able to do so while maintaining our current level of service, or at all.

      We must continue to expand and adapt our computer systems as the number of members and customers and the amount of information they wish to transmit increases and as their requirements change, and as we develop our business email and fax services. Because we have only been providing our services for a limited time, and because our computer systems have not been tested at greater capacities, we cannot guarantee the ability of our computer systems to connect and manage a substantially larger number of members or meet the needs of business customers at high transmission speeds. If we cannot provide the necessary service while maintaining expected performance, our business would suffer and our ability to generate revenues through our services would be impaired.

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

      Our members have in the past experienced interruptions in our email service. We believe that these interruptions will continue to occur from time to time. These interruptions are due to hardware failures, unsolicited bulk emails that overload our system and other computer system failures. In particular, we have experienced outages and delays in email delivery and access to our email service related to disk failures, the implementation of changes to our computer system and insufficient storage capacity. These failures have resulted and may continue to result in significant disruptions to our service. Although we plan to install backup computers and implement procedures to reduce the impact of future malfunctions in these systems, the presence of these and other single points of failure in our network increases the risk of service interruptions. Some aspects of our computer systems are not redundant. These include our member database system and our email storage system, which stores emails and other data for our members. In addition, substantially all of our computer and communications systems relating to our email services are currently located in our primary data centers in Manhattan and Dayton, Ohio. We currently do not have alternate sites from which we could conduct operations in the event of a disaster. Our computer and communications hardware is vulnerable to damage or interruption from fire, flood, earthquake, power loss, telecommunications failure and similar events. Our services would be suspended for a significant period of time if either of our primary data centers was severely damaged or destroyed. We might also lose stored emails and other member files, causing significant member dissatisfaction and possibly giving rise to claims for monetary damages.

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

If we are unable to maintain the security of our service, our reputation and our ability to attract and retain members and business customers may suffer, and we may be exposed to liability. Third parties may attempt to breach our security or that of our members or any business customers whose networks we may maintain or for whom we provide services. If they are successful, they could obtain our members' confidential information, including our members' profiles, passwords, financial account information, credit card numbers, stored email or other personal information, or obtain information that is sensitive or confidential to a business customer or otherwise disrupt a business customer's operations. Our members or any business customers may assert claims for money damages for any breach in our security and any breach could harm our reputation.

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

      We license a significant amount of technology from third parties, including technology related to our Web servers, email monitoring services, billing processes, database and Internet fax services. We anticipate that we will need to license additional technology to remain competitive. We may not be able to license these technologies on commercially reasonable terms or at all. Third-party licenses expose us to increased risks, including risks relating to the integration of new technology, the diversion of resources from the development of our own proprietary technology, a greater need to generate revenues sufficient to offset associated license costs, and the possible termination of or failure to renew important license by the third-party licensor.

If the Internet and other third-party networks on which we depend to deliver our services become ineffective as a means of transmitting data, the benefits of our service may be severely undermined.

Our business depends on the effectiveness of the Internet as a means of transmitting data. The recent growth in the use of the Internet has caused frequent interruptions and delays in accessing and transmitting data over the Internet. Any deterioration in the performance of the Internet as a whole could undermine the benefits of our services. Therefore, our success depends on improvements being made to the entire Internet infrastructure to alleviate overloading and congestion. We also depend on telecommunications network suppliers such as MFS, BBN Planet and UUNET to transmit and receive email messages on behalf of our members and our business customers.

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

      Gerald Gorman, our Chairman and Chief Executive Officer, beneficially owned as of February 29, 2000 Class A and Class B common stock representing approximately 71.64% of the voting power of our outstanding common stock. Each share of Class B common stock entitles the holder to 10 votes on any matter submitted to the stockholders. As a result of his share ownership, Mr. Gorman will be able to determine the outcome of all matters requiring stockholder approval, including the election of directors, amendment of our charter and approval of significant corporate transactions. Mr. Gorman will be in a position to prevent a change in control of Mail.com even if the other stockholders were in favor of the transaction.

      Mail.com and Mr. Gorman have agreed to permit our stockholders who formerly held our preferred stock to designate a total of three members of our board of directors.

      Our charter contains provisions that could deter or make more expensive a takeover of Mail.com. These provisions include the ability to issue "blank check" preferred stock without stockholder approval.

It is our intention to acquire or make strategic investments in other businesses and to acquire or license technology and other assets, and we may have difficulty integrating Allegro, NetMoves or other businesses or generating an acceptable return from acquisitions.

      We recently acquired NetMoves Corporation, a provider of a variety of Internet document delivery services to businesses, and The Allegro Group, Inc., a provider of email and email related services, such as virus blocking and content screening, to businesses. We also made an investment in 3Cube, Inc., a company specializing in Internet fax technology, and acquired TCOM, Inc., a software technology consulting firm, and Lansoft U.S.A., Inc., a provider of email management, e-commerce, and Web hosting services to businesses. We also recently acquired eLong.com, Inc. in March 2000, in connection with the formation of Asia.com, Inc. We will continue our efforts to acquire or make strategic investments in businesses and to acquire or license technology and other assets, and any of these acquisitions may be material to us. We cannot assure you that acquisition or licensing opportunities will continue to be available on terms acceptable to us or at all. Such acquisitions involve risks, including:

      o     inability to raise the required capital;

      o     difficulty in assimilating the acquired operations and personnel;

      o     inability to retain any acquired member or customer accounts;

      o     disruption of our ongoing business;

      o     the need for additional capital to fund losses of acquired business;

      o inability to successfully incorporate acquired technology into our service offerings and maintain uniform standards, controls, procedures, and policies; and

      o     lack of the necessary experience to enter new markets.

      We may not successfully overcome problems encountered in connection with potential acquisitions. In addition, an acquisition could materially impair our operating results by diluting our stockholders' equity, causing us to incur additional debt, or requiring us to amortize acquisition expenses and acquired assets.

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

      We intend to continue to expand into international markets and to expend significant financial and managerial resources to do so. We have limited experience in international operations and may not be able to compete effectively in international markets. If our revenues from international operations do not exceed the expense of establishing and maintaining these operations, our losses will increase and our operating results will suffer. We face significant risks inherent in conducting business internationally, such as:

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

      o     potentially adverse tax consequences;

      o regulatory limitations on the activities in which we can engage and foreign ownership limitations on our ability to hold an interest in entities through which we wish to conduct business, and

      o political instability, unexpected changes in regulatory requirements, and reduced protection for intellectual property rights in some countries.

If we are unable to raise necessary capital in the future, we may be unable to fund necessary expenditures.

      We anticipate the need to raise additional capital in the future. However, we may not be able to raise on terms favorable to us, or at all, amounts necessary to fund our planned expansion, develop new or enhanced services, respond to competitive pressures, promote our brand name or acquire complementary businesses, technologies or services. Some of our stockholders have registration rights that could interfere with our ability to raise needed capital.

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

      See "Item 1 Business - Government Regulation" for a discussion of risks relating to government regulation of our business.

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

      Sales of a substantial number of shares of our common stock in the public market could cause the market price of our Class A common stock to decline. As of February 29, 2000, we had an aggregate of 52,087,545 shares of Class A and Class B common stock and 11,650,972 options and 1,246,871 warrants to purchase an aggregate of 12,897,843 shares of Class A common stock outstanding. 40,087,065 shares of Class A common stock and Class B common stock are freely tradable, in some cases subject to the volume and manner of sale limitations contained in Rule 144. Approximately 12,000,480 shares of Class A common stock will become available for sale at various later dates upon the expiration of one-year holding periods or upon the expiration of any other applicable restrictions on resale. We are likely to issue large amounts of additional Class A common stock, which may also be sold and which could adversely affect the price of our stock.

      The holders of up to 19,983,795 shares of Class A common stock, have the right, subject to various conditions, to require us to file registration statements covering their shares, or to include their shares in registration statements that we may file for ourselves or for other stockholders, including the shelf registration statement we are required to file with respect to the Notes. By exercising their registration rights and selling a large number of shares, these holders could cause the price of the Class A common stock to fall. An undetermined number of these shares have been sold publicly pursuant to Rule 144.

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

ITEM 2 PROPERTIES

      Our headquarters are located in leased space in Manhattan consisting of approximately 40,000 square feet. We have approximately 18 months remaining on our original five-year lease, which ends June 30, 2001. We believe there is enough vacant space available in our building and the neighboring area for us to expand our operations as necessary. Our landlord is entitled to relocate us to a similar space for any reason upon 60 days written notice. Our landlord may cancel our lease upon 90 days written notice if the landlord plans to demolish the building.

      We have a technology development team located in approximately 5,800 square feet of leased space in Morristown, New Jersey. We have a three-year lease on approximately 2,400 of the 5,800 square feet that ends on September 14, 2001, and we have the right to terminate this lease at any time after the first year with three months notice. We have a two-year lease on the remaining 3,400 square feet which ends on August 14, 2001. We have no early cancellation rights on this additional space. We also have a technology development team located in approximately 3,900 square feet of space in Morris Plains, New Jersey. This lease expires on March 31, 2002.

      We have subleased approximately 13,000 square feet of space in Jersey City, New Jersey. Approximately 2,000 square feet of this space has been built into a data center, which we expect will become active later this year. This sublease expires on December 30, 2005.

      Our West coast advertising sales team occupies approximately 10,000 square feet of leased space in San Francisco, California. We have subleased this space and our sublease expires on May 31, 2003.

      One of our data centers is housed in approximately 1,200 square feet of space leased from a commercial data center in Manhattan. Under our current terms, the lease covering this space terminates on June 14, 2001. We have leased an additional 1,925 square feet in this facility, for a total of 3,125 square feet. The data center provides 24 hour security, fire protection, computer grade air handling and backup power facilities.

      We have committed to lease approximately 4,500 square feet of space at a data center operated by AT&T. The term of this commitment is for calendar year 2000.

      We have leased 9,600 square feet of space in Dayton, Ohio. Under its current terms, the lease expires on May 31, 2002.

      Mail.com Business Messaging Services, Inc., is located in Edison, New Jersey in facilities consisting of approximately 18,900 square feet of office space occupied under two leases expiring in May 2002 and August 2004. Its three U.S. network facilities are co-located in telehousing facilities under short-term leases. In addition, we lease offices for our business messaging staff in the Chicago, Dallas, Ft. Lauderdale, Los Angeles, New York and San Francisco metropolitan areas. While we believe that these facilities are adequate for our present needs, we continually review our needs and may add facilities in the future. We believe that any required additional space would be available on commercially reasonable terms. Finally, in connection with our deployment of Internet-capable facsimile nodes, we have entered into, and will continue to enter into, short-term leases in telehousing facilities worldwide.

ITEM 3 LEGAL PROCEEDINGS

         From time to time we have been, and expect to continue to be, subject to legal proceedings and claims in the ordinary course of business. These include claims of alleged infringement of third-party patents, trademarks, copyrights, domain names and other similar proprietary rights. These claims, even if not meritorious, could require us to expend significant financial and managerial resources. We believe that there are no claims or actions pending or threatened against us that will have a material adverse effect on our business, results of operations or financial condition.

                                     Part II

ITEM 5 MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Stockholder Data

                                        1999
                   -----------------------------------------------
                    Fourth       Third        Second       First
                    Quarter      Quarter      Quarter      Quarter(1)
                   -----------------------------------------------
Market Price
High ............  $  29.00     $  26.75     $  21.38          N/A
Low .............     13.00        10.75         8.25          N/A
End of Quarter ..     18.75        14.38        18.81          N/A

(1) The Company's shares were first publicly traded beginning June 18, 1999. The NASDAQ closing market price at February 29, 2000 was $15.

Dividends

The Company has never declared or paid any cash dividends on its common stock and does not anticipate paying any cash dividends on its stock in the foreseeable future. The Company currently intends to retain future earnings, if any, to finance the expansion of our business.

Number of Security Holders

At February 29, 2000, the approximate number of holders of record of Class A and Class B common stock was 386 and 1, respectively.

Stock listings

The principal market on which the common stock is traded is the National Association of Securities Dealers National Market (NASD) under the symbol "MAIL".

Recent Sales of Unregistered Securities

During the three months ended December 31, 1999, Mail.com issued Class A common stock to third parties in connection with business transactions or granted options to employees in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933 and Rule 701 or Regulation S promulgated thereunder in various transactions as follows:

During the three months ended December 31, 1999, we issued 37,176 shares of Class A common stock to employees upon exercise of options at a weighted average exercise price of $2.25 per share.

On October 18, 1999, we issued 439,832 shares of Class A common stock to the shareholders of TCOM, Inc. as part of the purchase price for the acquisition of TCOM, Inc. by Mail.com.

On November 9, 1999, we issued 53,571 shares of Class A common stock in connection with the purchase of a domain name by Mail.com.

On November 24, 1999, we issued 72,704 shares of Class A common stock to the shareholders of iFan, Inc. as part of the purchase price for the acquisition of iFan, Inc. by Mail.com. We also assumed iFan, Inc. employee stock options which represent the right to acquire 16,965 shares of Mail.com common stock at a weighted-average exercise price of $11.41 per share

On December 21, 1999, we issued 100,000 shares of Class A common stock in connection with the purchase of a domain name by Mail.com.

On December 31, 1999, we issued 152,006 shares of Class A common stock to the shareholders of Lansoft USA Inc. as part of the purchase price for the acquisition of Lansoft USA Inc. by Mail.com.

During the three months ended December 31, 1999, Mail.com granted options to employees to purchase an aggregate of 859,247 shares of Class A common stock at exercise prices based upon the closing market prices on NASDAQ of the Class A common stock on the respective dates of grant.

ITEM 6 CONSOLIDATED SELECTED FINANCIAL DATA

The following consolidated selected financial data should be read in conjunction with the consolidated financial statements and the notes to these statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" elsewhere in this document.

Five Year Summary of Selected Financial Data (1)
(in thousands, except per share and employee data)

                                                        1999         1998         1997         1996
                                                   ------------------------------------------------
Consolidated Statement of Operations Data for
the Year Ended December 31,
Revenues                                           $  12,709    $   1,495    $     173    $      19
Total operating expenses                              66,352       14,626        3,170          568
Loss from operations                                 (53,643)     (13,131)      (2,997)        (549)
Net loss                                             (47,015)     (12,525)      (2,996)        (544)
Cumulative dividends on settlement
     of contingent obligations to
     preferred stockholders                          (14,556)          --           --           --
Net loss attributable to common stockholders         (61,571)     (12,525)      (2,996)        (544)
Basic and diluted net loss per common share            (1.96)       (0.86)       (0.21)       (0.04)
Weighted average basic and diluted
  shares outstanding                                  31,374       14,608       14,098       13,725

Consolidated Balance Sheet Data at December 31,

Cash and cash equivalents                             36,870        8,414          910          128
Marketable securities                                  7,006           --           --           --
Total current assets                                  50,137        9,970          947          187
Property and equipment, net                           28,935        4,341          928          239
Domain names, net                                      7,934        1,010          651          233
Total assets                                         137,267       20,344        2,646          666
Total current liabilities                             28,336        4,894        1,137          149
Long-term capital lease obligations                   12,016        1,437          569          146
Long term portion of domain purchase obligations         176          217          150           --
Deferred revenue                                       1,335        1,905          329           --
Redeemable convertible preferred stock                    --       13,048           --           --
Convertible preferred stock                               --           62           42            7
Total stockholders' equity (deficit)                  96,014         (333)         567          370

Number of Employees at December 31,                      276           89           29            9

(1) The Company commenced operations during 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of factors that affect the comparability of the selected financial data in the years presented above.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis of the financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this annual report.

OVERVIEW

      Mail.com, Inc., (the "Company", "We", "Us" or "Our") is a leading global provider of Internet messaging services to businesses, ISPs, Web sites and direct to consumers. In the business market, we provide outsourced e-mailbox hosting, Internet fax services and gateway services, such as virus scanning, spam blocking and content filtering. In the consumer market, we provide Web-based e-mail services or WebMail to Internet Service Providers (ISPs) including several of the world's top ISPs, and we partner with top branded Web sites to provide WebMail services to their users. In addition, we serve the consumer market directly through our flagship site at www.mail.com.

Our basic consumer email services are free to our members. Until our acquisition of NetMoves, we generated the majority of our revenues from our consumer email services, primarily from advertising related sales, including direct marketing and e-commerce promotion. We also generated revenues in the consumer market sector from subscription services, such as increased storage capacity. In December 1999, we delivered approximately 211 million page views and approximately 763 million advertisements in our consumer email services. During 1999, we delivered approximately 1.7 billion page views. We generated revenues in the business market primarily from Internet email services, consisting of services that enable email networks to connect to the Internet, email hosting services and email message management services, including virus scanning, attachment control, spam control, legal disclaimers and real time Web-based reporting.

During 1998, our member base became large enough to provide a platform for advertising related sales. During 1999, we generated approximately 76% of our revenues from advertising related sales, 14% from business messaging services and 5% from subscription services. We also generated a small portion of our revenues from the sale of domain name assets and from email service outsourcing fees paid by Web sites. With our expansion into the business market and recent acquisition of NetMoves, Inc. on February 8, 2000, we expect that business service revenues will represent a substantially larger percentage of our revenues in the future.

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

On some occasions, we receive upfront "placement" fees from advertising related to direct marketing and e-commerce promotion. These arrangements give the customer the exclusive right to use our network to promote goods or services within their category. These exclusive arrangements generally last one year. We record placement fees as deferred revenues, and ratably recognize the revenues over the term of the agreement.

We also engage in barter transactions. Under these arrangements, we deliver advertisements promoting a third party's goods and services in exchange for their agreement to run advertisements promoting our Webmail service. The number of advertisements that each party agrees to deliver, and hence the effective CPM, may not be equal. We recognize barter revenues ratably as the third party's advertisements are delivered to our members. We record cost of revenues ratably as our advertisements are delivered by the third party. Although our revenues and related costs of revenues will be equal at the conclusion of the barter translation, the amounts may not be equal in any particular period. We record barter revenues and expenses at the fair market value of either the services we provide or of those we receive, whichever is more readily determinable under the circumstances. Barter revenues were approximately 3% of total revenues for the year ended December 31, 1999, as compared to 11% for 1998 and none in 1997. Commencing in 2000, we anticipate that barter revenues will remain below 5%, although the actual amount may fluctuate in any given quarter.

Prior to 1998, we generated most of our revenues from subscription services and trading of domain names. We collected subscriptions by charging members' credit cards in advance, usually after a 30-day trial period. Previously, we offered one-year, two-year, five-year and lifetime subscription periods. During March 1999, we increased our subscription rates and began offering only monthly and annual subscriptions. We record subscriptions as deferred revenues and recognize the revenues ratably over the term of the subscription. We use an eight-year amortization period for lifetime subscriptions. We recognize revenues from the sale of domain names at the time of sale. We offer a 30-day trial period for certain subscription services. We do not recognize any revenue during such period. We provide pro-rated refunds and chargebacks to subscription members who elect to discontinue their service. The actual amount of refunds and chargebacks approximated our expectations for all periods presented. In August 1999, in an effort to increase member sign ups and retention, we eliminated subscription fees for most of our premium email addresses.

We also provide businesses with Internet email services. These services include email system connection services, email hosting services and email monitoring services, including virus scanning, attachment control, spam control, legal disclaimers and other legends affixed to outgoing emails and real time Web-based reporting. Most of these services are billed on a usage or per mailbox basis. Revenue from business email services is recognized as the services are performed. Business revenues for the year ended December 31, 1999 were $1.8 million as compared with none in 1998 and 1997.

In the consumer market sector most of our contracts provide Webmail service at no cost to the partner. In addition to assuming the costs to provide service, we also pay a percentage (generally up to 50%) of any advertising and subscription revenues attributable to our Webmail service at the partner's site. While most of our partners share in advertising and subscription revenues on a quarterly basis during the contract term, some of our partners are compensated or have the option to be compensated based on the number of member registrations. These contracts require us to pay an amount in cash for each member registration or confirmed member registration at the partner's site. In addition, under some of our contracts we pay our partners guaranteed minimum amounts and/or upfront scheduled payments, usually in the form of sponsorship or license fees. Because we expect to retain at contract termination most of the members that establish emailboxes, we account for both revenue sharing and per member costs as customer acquisition costs. We record these costs as sales and marketing expenses as we incur them.

Historically, some of our contracts have required us to issue shares of Class A common stock on a contingent basis. The amount of stock we were required to issue was usually based upon the number of member registrations during the preceding quarter or upon the achievement of performance targets. We recorded the non-cash expense as of the date we issued the stock or as of the date the targets were achieved, at the then fair market value of our stock. These expenses aggregated approximately $2.5 million, $3.0 million and none for the years ended December 31, 1999, 1998 and 1997, respectively. Upon the closing of our initial public offering, we issued an aggregate of 2,368,907 shares of Class A common stock to CNET and Snap and 210,000 shares of Class A common stock to NBC Multimedia, valued an aggregate of $18.1 million, to settle in full our contingent obligation to issue shares to these parties.

Under an agreement with CNN we issued 253,532 shares of our Class A common stock upon execution of a contract. We agreed to issue the shares in anticipation of CNN's fulfillment of promotional obligations under the contract. We capitalized as a partner advance the market value of the stock we issued and then amortize that amount over the length of the contract. During 1999, we recorded approximately $444,000 of amortization expense for this agreement as compared to $173,000 for 1998. This amortization is included in sales and marketing expenses.

Under our agreement with GeoCities entered into in September 1998, GeoCities received 1.0 million shares of Class A common stock upon the commencement of the contract in consideration of the advertising, subscription and customer acquisition opportunities. In addition to our obligation to share revenue generated from the partnership with GeoCities, we were required to pay GeoCities a $1.5 million fee in three installments, the first of which was paid in December 1998. On May 1, 1999, GeoCities and Mail.com agreed to cancel and rescind the contract. Under this agreement, GeoCities retained the first $500,000 non-refundable payment that we paid to them under the original agreement and we are not required to pay the remaining $1 million. In addition, GeoCities returned to us the 1.0 million shares of Class A common stock issued to them. We have also agreed to deliver advertisements over our network on behalf of GeoCities for the sixteen-month period commencing May 1999. The total payments by GeoCities for this advertising will be $125,000 per month or $2 million in the aggregate over the sixteen-month period. In the second quarter of 1999, we reversed the issuance of shares and expensed the non-refundable fee previously paid to GeoCities.

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

Under a letter agreement dated May 26, 1999, AT&T Corp. ("AT&T") and the Company agreed to negotiate in good faith to complete definitive agreements to establish a strategic relationship. On July 26, 1999, we entered into an interim agreement to provide our email services as part of a package of AT&T or third party branded communication services that AT&T may offer to some of its small business customers. We have not entered into a definitive agreement to establish the proposed strategic relationship, and, effective March 30, 2000, the May 26, 1999 letter agreement and the July 26, 1999 Interim Agreement were terminated. Under the May 26, 1999 letter agreement, we issued warrants to purchase 1.0 million shares of Class A common stock at $11.00 per share. AT&T may exercise the warrants at any time on or before December 31, 2000. If AT&T exercises the warrants, they may not sell or otherwise transfer to a third party the warrants or the shares issuable upon exercise of the warrants until May 26, 2004. If AT&T does not exercise the warrants on or before December 31, 2000, the warrants will expire and be cancelled.

The Company has recorded a deferred cost of approximately $4.3 million in the aggregate as a result of the issuance of these warrants to AT&T. The Company has amortized approximately $980,000 during 1999. As a result of the termination of the May 26 letter agreement and the July 26 interim agreement, the remaining $3.3 million of non-cash charges will be expensed in the first quarter of 2000.

On July 14, 1999, we purchased an equity interest in 3Cube, Inc. Under the agreement, we paid $1.0 million in cash and issued 80,083 shares of our Class A common stock in exchange for 307,444 shares of 3Cube, Inc. convertible preferred stock which represents an equity interest of less than 20% in 3Cube. We recorded this transaction under the cost method. This agreement also included a technology licensing arrangement, whereby 3Cube agreed to integrate its Internet facsimile technology into our email service across our partner network.

On August 20, 1999, we acquired The Allegro Group, Inc. Pursuant to the terms of the merger agreement, Allegro became a wholly owned subsidiary of Mail.com. In connection with this acquisition, we paid approximately $3.2 million in cash and issued 1,102,973 shares of our Class A common stock to the shareholders of Allegro valued at $17.1 million. We also paid one-time signing bonuses of $800,000 to employees of Allegro who were not shareholders of Allegro. We are also obligated to pay additional amounts based upon Allegro's achievement of specified revenue and spending targets in 2000. This contingent payment would consist of up to $3.2 million payable in cash, additional bonus payments of up to $800,000 and up to $16.0 million payable in shares of our Class A common stock based on the market value of the stock at the time of payment, up to a maximum of 2,000,000 shares. This contingent payment would be made in 2001. We also granted options to Allegro employees to purchase approximately 625,000 shares of our Class A common stock at an exercise price of $16.00 per share. These options vest quarterly over four years, subject to continued employment. This acquisition has been accounted for as a purchase business combination.

The valuation of the write-off of acquired in-process technology in the amount of $900,000 in connection with the acquisition of Allegro is based on an independent appraisal which determined that the new versions of MailZone technology acquired from Allegro had not been developed into the platform required by us at the date of acquisition. As a result, we will be required to expend significant capital expenditures to successfully integrate and develop the new versions of the MailZone technology, and there is considerable risk that this technology will not be successfully developed. If this technology is not successfully developed, there will be no alternative use for the technology. The MailZone technology is an enabling technology for email communications and includes message management, license, traffic and reporting. Our 1999 consolidated statements of operations reflect a one-time write-off of the amount of the purchase price of Allegro allocated to acquired in-process technology of $900,000.

On October 18, 1999, the Company acquired TCOM, Inc. ("TCOM") a software technology development firm specializing in the design of software for the telecommunications and computer telephony industries. The addition of TCOM will expand the Company's ability to deliver Internet services that meet the demand of our business customers.

The Company is not continuing the business operations of TCOM but made the acquisition in order to obtain technology and development resources. We paid $2 million in cash and 439,832 shares of our Class A common stock valued at approximately $6.1 million. In addition we are obligated to pay to the continuing employees of TCOM, bonuses totaling $400,000, payable in six-month installments after the closing date in the amounts of $74,000, $88,000, $116,000 and $122,000, provided such employees continue their employment through the applicable payment dates.

We may be obligated to pay additional consideration to the sellers of TCOM based upon the achievement of certain objectives over an 18-month period. The additional consideration would consist of up to $1.0 million payable in cash and up to $2.75 million payable in shares of our Class A common stock based on the market value at the time of payment, although the market value shall be deemed to be not less than $4.00 per share. We also granted options to TCOM employees to purchase approximately 459,330 shares of our Class A common stock at an exercise price of $13.06 per share. These options vest quarterly over 4 years subject to continued employment.

On November 24, 1999, the Company acquired iFan, Inc. ("iFan"),which owns various domain names. The acquisition has been accounted for as a purchase business combination. We issued 72,704 shares of our Class A common stock valued at approximately $1.6 million. In addition, all outstanding iFan, stock options were converted into 16,965 non-qualified stock options of Mail.com at a weighted-average exercise price of $11.41 per share.

On December 30, 1999, we acquired Lansoft U.S.A., Inc., ("Lansoft") a provider of email management, e-commerce and Web hosting services to businesses and added approximately 690 business customers. The acquisition was accounted for as a purchase business combination. We issued 152,006 shares of our Class A common stock valued at approximately $2.7 million. In addition the board of directors approved the Lansoft Stock Option Plan, providing for the issuance of 100,000 non-qualified stock options at an exercise price of $17.06 per share to selected employees of Lansoft. All such options were issued immediately after the consummation of the Lansoft acquisition and vest quarterly over 4 years subject to continued employment.

We may be obligated to pay additional consideration to the sellers of Lansoft based upon the achievement of certain targets in calendar year 2000. The additional consideration would consist of up to $3 million payable in shares of Class A common stock based upon the market value at the time of payment, although the market value will be deemed to be not less than $8.00 per share

On February 8, 2000, we acquired NetMoves Corporation, a provider of Internet fax transmission services. The acquisition was accounted for as a purchase business combination. We issued 6,343,904 shares of Class A common stock valued at approximately $146 million.

In addition, we assumed outstanding options and warrants of NetMoves which represent the right to purchase 962,443 shares and 57,343 shares respectively, of our Class A common stock at weighted average exercise prices of $6.69 and $8.64, respectively.

NetMoves (now named Mail.com Business Messaging Services, Inc.) designs, develops and markets to business a variety of Internet document delivery services, including e-mail-to-fax, fax-to-e-mail, fax-to-fax and broadcast fax services. We expect that this acquisition will enhance our presence in the domestic and international business service market, provide us with an established sales force and international distribution channels and expand our offering of Internet-based messaging services.

On March 14, 2000, we acquired eLong.com, Inc., a Delaware corporation ("eLong.com"). eLong.com, through its wholly-owned subsidiary in the People's Republic of China, operates the Web Site www.eLong.com, which is a local content provider. The acquisition will be accounted for as a purchase business combination. Concurrently with the merger, eLong.com changed its name to Asia.com, Inc. ("Asia.com"). In the merger, we issued to the former stockholders of eLong.com an aggregate of 3,599,491 shares of Mail.com Class A common stock. All outstanding options to purchase eLong.com common stock were converted into options to purchase an aggregate of 279,289 shares of Mail.com Class A common stock. In addition, we are obligated to issue up to an additional 719,899 shares of Mail.com Class A common stock in the aggregate to the former stockholders of eLong.com if Mail.com or Asia.com acquires less than $50.0 million in value of businesses engaged in developing, marketing or providing consumer or business internet portals and related services focused on the Asian market or a portion thereof, or businesses in furtherance of such a business, prior to March 14, 2001. The actual amount of shares issued will be based upon the amount of any shortfall in acquisitions below the $50.0 million target amount.

In the merger, certain former stockholders of eLong.com retained shares of Class A common stock of Asia.com representing approximately 4.0% of the outstanding common stock of Asia.com. Under a Contribution Agreement with Asia.com these stockholders contributed an aggregate of $2.0 million in cash to Asia.com in exchange for an additional 792,079 shares of Class A common stock of Asia.com, representing approximately

1.9% of the outstanding common stock of Asia.com. Pursuant to the Contribution Agreement, Mail.com (1) contributed to Asia.com the domain names Asia.com and Singapore.com and $10.0 million in cash and (2) agreed to contribute to Asia.com up to an additional $10.0 million in cash over the next 12 months and to issue, at the request of Asia.com, up to an aggregate of 242,424 shares of Mail.com Class A common stock. As a result of the transactions effected pursuant to the Merger Agreement and the Contribution Agreement, Mail.com owns shares of Class B common stock of Asia.com representing approximately 94.1% of the outstanding common stock of Asia.com. Asia.com granted to management employees of Asia.com options to purchase Class A common stock of Asia.com representing 10% of the outstanding shares of common stock after giving effect to the exercise of such options.

The shares of Class A common stock of Asia.com are entitled to one vote per share and the shares of Class B common stock of Asia.com are entitled to 10 votes per share. The shares of Class A common stock and Class B common stock are otherwise subject to the same rights and restrictions.

On March 16, 2000 in exchange for $2 million in cash and 185,686 shares of our Class A common stock valued at approximately $2.9 million, we acquired a domain name from and made a 10% investment in Software Tool and Die, a Massachusetts Corporation. Software Tool and Die is an Internet Service Provider and provides Web hosting services.

On March 24, 2000, we executed definitive agreements to acquire a Mauritius entity to facilitate future investments in India. The terms were $400,000 in cash and $1 million 7% note payable due one year from closing. The transaction is expected to close on March 31, 2000, subject to certain specified conditions.

Although we have experienced substantial growth in revenues in recent periods, we have incurred substantial operating losses since inception and will continue to incur substantial losses for the foreseeable future. As of December 31, 1999, we had an accumulated deficit of approximately $63.1 million. We intend to invest heavily in sales and marketing and continued development and enhancements to our computer systems and service offerings. We also intend to invest in international expansion. Our prospects should be considered in light of risks, expenses and difficulties encountered by companies in the early stages of development, particularly companies in the rapidly evolving Internet market. See "Risk Factors"

We have recorded amortization of deferred compensation of approximately $365,000 and $71,000 for the years ended December 31, 1999 and 1998, respectively, in connection with the grant of stock options to one of our officers. This deferral, which totaled $1.1 million at the date of the grant, represents the difference between the deemed fair value of our common stock for accounting purposes and the exercise price of the options at the date of grant. This amount is represented as a reduction of stockholders' equity and amortized over the three-year vesting period. Amortization of deferred stock compensation is charged to sales and marketing expense on the statement of operations. We will amortize the remaining deferred compensation of approximately $660,000 over the remaining vesting periods through December 2001.

We have recorded additional deferred compensation of $573,000 in connection with the grant of 97,244 stock options to some employees during 1999, net of cancellations. This deferral represents the difference between the deemed fair value of our common stock for accounting purposes, in this case $7.00-$11.00 per share, and the $5.00 per share exercise price of the options at the date of grant. Amortization of deferred compensation was approximately $116,000 for 1999. We will amortize the deferred compensation over the four-year vesting period of the applicable options.

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

RESULTS OF OPERATIONS

REVENUE

Revenues in 1999 were $12.7 million as compared to $1.5 million in 1998 and $173,000 in 1997. The increase of $11.2 million and $1.3 million, respectively, were due primarily to commencing advertising sales in the second half of 1998 and an increase in the growth in our number of emailboxes and corresponding pageviews. During the third quarter of 1999, we entered the business messaging market. Our members established approximately 6.9 million emailboxes during 1999 as compared to 2.9 million in 1998 and 1.0 million in 1997. The cumulative total of emailboxes established approximates 10.8 million as of December 31, 1999.

Advertising revenues for 1999 were $9.7 million as compared to $1.1 million in 1998 and none in 1997 respectively. For the years ended December 31, 1999 and 1998, revenue from the Company's five largest advertisers accounted for approximately 23% and 44%, respectively. Approximately 31% of our revenue came from one advertiser in 1998. No advertisers exceeded 10% of our revenue in 1999. Included in advertising revenue is barter revenue of $404,000 and $162,000 for the years ended December 31, 1999 and 1998, respectfully. There was no barter revenue in 1997.

Business messaging revenue commenced during the third quarter of 1999 and was $1.8 million for the year. There were no business messaging revenues during 1998 and 1997. Revenues from subscription services were $601,000, $285,000 and $61,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Other revenue, primarily from the sale or lease of domain names, was $672,000, $93,000 and $112,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

OPERATING EXPENSES

COST OF REVENUES

Cost of revenues for 1999 was $13.8 million, as compared to $2.9 million and $1.1 million in 1998 and 1997, respectively. Cost of revenues consists primarily of costs incurred in the delivery and support of our email service, including depreciation of equipment used in our computer systems, the cost of telecommunications service, and personnel costs associated with our systems, databases and graphics. Cost of revenues also includes costs associated with licensing third party network software. In addition, we report the cost of barter trades, amortization of certain domain assets, and the cost of domain names that have been sold in cost of revenues. During 1999, we purchased significant amounts of capital equipment for our computer systems to accommodate the current growth and in anticipation of the future growth in the number of emailboxes. As a result, depreciation expense increased significantly during the year. During 1999, barter expense was approximately $360,000 as compared to $233,000 in 1998 and none in 1997. Also, we substantially increased headcount in the above groups during 1999. We anticipate continuing to purchase significant amounts of hardware and software and to continue to hire technical personnel.

Comparing 1998 to 1997, the increase of $1.8 million was primarily due to a significant increase in depreciation expense during the second half of the year because of increased capital expenditures. At the same time, we substantially increased headcount in the relevant groups in the second half of 1998.

SALES AND MARKETING EXPENSES

Sales and marketing expenses were $29.5 million in 1999 as compared to $6.7 million in 1998 and $930,000 in 1997. The $22.8 million increase in 1999 was primarily due to the expansion of sales and marketing efforts and the establishment of partner agreements with third party Web sites. The primary component of sales and marketing expenses are customer acquisition costs. The costs related to customer acquisitions paid in cash to partners were $3.0 million in 1999 as compared to $1.7 million in 1998 and $631,000 in 1997. The costs related to customer acquisitions through the issuance of Class A common stock were approximately $8.9 million in 1999, $3 million in 1998 and none in 1997. The Company did not issue shares related to customer acquisitions prior to 1998 and we are no longer incurring customer acquisition costs through the issuance of stock. The amendment to the CNET, Snap and NBC agreement signed during the second quarter of 1999 eliminated the monthly issuance of shares, but required us to issue the remaining shares under the contract simultaneously with our initial public offering. The value of these shares ($18.1 million) is being amortized over the subsequent two-year period. We recorded approximately $5.0 million of amortization expense in connection with the issuance of these shares in 1999. We also recorded approximately $1.4 million in amortization of partner advances of shares to CNN and warrants to AT&T in 1999 as compared to $173,000 in 1998 and none in 1997. The next largest cost is advertising and promotion which was $11.4 million, $300,000 and $8,000 in 1999, 1998 and 1997, respectively. This reflects the launch of our national radio and television advertising campaign during the second half of 1999 to build our brand. The remainder of the costs in this category relates to salaries and commissions for sales, marketing, and business development personnel. We increased our sales and marketing efforts throughout 1999 and expect sales and marketing expenses to continue to increase as we continue to invest in sales and marketing personnel, expand our business messaging activities, and build our brand name.

Comparing 1998 to 1997, the $5.8 million increase resulted from entering into several new partner relationships and the related customer acquisition costs, and the hiring of an advertising sales force to support the commencement of advertising sales.

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $12.1 million in 1999 as compared to $3.5 million in 1998 and $862,000 in 1997. The $8.6 million increase in 1999 was attributable to increased personnel and related costs, including recruiting fees, primarily due to an increase in the number of employees, the impact of a full year of customer service coverage to 24 hours per day, 7 days per week, and increased facilities costs. At December 31, 1999, the number of employees was 276, as compared to 89 at December 31, 1998 and 29 at December 31, 1997. General and administrative expenses consist primarily of compensation and other employee costs not included in other line items, as well as overhead expenses, customer support and bad debt expense. We expect these expenses to continue to grow as necessary to support the growth of our business and to operate as a public company.

Comparing 1998 to 1997, the $2.6 million increase was primarily due to an increase in the number of personnel and personnel related costs, increased facilities costs and commencing in mid year, customer service coverage to 24 hours per day, 7 days per week.

PRODUCT DEVELOPMENT

Product development costs were $7.0 million in 1999 as compared to $1.6 million and $296,000 in 1998 and 1997, respectively. The $5.4 million increase in 1999 was primarily due to increased staffing and consulting costs to add new features, design new services and redesign existing services. During 1999, a portion of the consulting expenses were paid through the issuance of 55,000 shares of our Class A common stock valued at $275,000. Product development costs consist primarily of salaries and consulting services. To date, we have expensed all of our product development costs as incurred. We need to continue to invest in product development to attain our goals and as a result we expect product development expenses to increase significantly.

Comparing 1998 to 1997, the $1.3 million increase was due to increased staffing, the costs to add new features to our services, designing new services and redesigning existing services.

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS AND WRITE-OFF OF ACQUIRED IN-PROCESS TECHNOLOGY

Amortization of goodwill and other intangible assets and the write-off of acquired in-process technology resulted from the acquisitions made during the 1999. Goodwill represents the excess of the purchase price over the fair market value of the net assets acquired and is being amortized over a 3 to 5 year period. Purchased in process technology was $900,000 for the year ended December 31, 1999. Amortization of goodwill for the year ended December 31, 1999 was $3.0 million. There was no amortization of goodwill or write-off of purchased in process technology in 1998 or 1997.

OTHER INCOME (EXPENSE), NET

Other income (expense), net includes interest income from our cash investments and marketable securities, gain on the sale of investments and interest expense related to our capital lease obligations. Interest income for the year ended December 31, 1999 was $1.9 million as compared to $277,000 in 1998 and $36,000 in 1997. The increase in interest income in 1999 was due to higher cash balances after we completed a private placement of preferred stock in March, our initial public offering in June 1999, additional proceeds from the exercise of the underwriters over-allotment of shares in July 1999 as it related to our initial public offering and the proceeds relating to the exercise of warrants.

In 1999, we realized a net gain of $5.5 million when we sold an equity investment and wrote down another investment in a private company. During 1998, we realized a gain of approximately $438,000 when we sold shares of Lycos common stock. We received the Lycos stock as consideration in March 1998 when Lycos exercised an option to acquire our Class A preferred stock. We had granted Lycos the option when we entered into a partner contract with them in October 1997.

Interest expense was $751,000 in 1999 as compared to $109,000 in 1998 and $35,000 in 1997. The increases were due to interest recorded on our capital lease obligations, as we continue to finance our computer equipment purchases.

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

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have obtained financing through private placements of equity securities, equipment leases, and more recently through our initial public offering including the exercise of the over-allotment option and convertible debt offering. In March 1999, we received net proceeds of $15.2 million from the sale of our Class E convertible preferred stock. In June 1999, we received net proceeds of approximately

$50.6 million from our initial public offering, concurrent share issuance to CNET and NBC Multimedia for the exercise of their warrants to purchase Class A common stock. In July 1999, we received an additional $6.7 million when the underwriters exercised their over-allotment of shares. In January 2000, we completed a $100 million convertible debt offering.

Net cash used in operating activities was $22.8 million for the year ended December 31, 1999, $4.8 million for 1998 and $1.8 million for 1997. Cash used in operating activities was impacted by the net loss from operations, and purchases of marketable securities, offset in part by increases in accounts payable and accrued expenses, non-cash charges related to partner agreements, and depreciation of fixed assets and amortization of goodwill and other intangible assets.

Net cash used in investing activities was $19.1 million for the year ended December 31, 1999, $3.9 million for 1998 and $489,000 for 1997. Net cash used in investing activities consisted primarily of purchases of computer equipment and the cash paid for the acquisitions of Allegro, TCOM and iFan, offset in part by the proceeds received from the sale/leaseback of computer equipment. We expect that net cash used in investing activities will increase as we acquire significant new hardware and software in the future.

Net cash provided by financing activities were $70.3 million for the year ended December 31, 1999, $16.2 million for 1998 and $3 million for 1997. During the year ended December 31, 1999, $49.8 million was received from our initial public offering including the underwriters overallotment option. This excludes an additional $8.1 million of proceeds from the exercise of Class A common stock warrants from CNET and NBC Multimedia and from the exercise and purchase of some employee stock options. Additionally, $15.2 million was received in net proceeds from the sale of Class E preferred stock in 1999.

On July 14, 1999, we purchased an equity interest of less than 20% in 3Cube, Inc. Under the agreement, we paid $1.0 million in cash and issued 80,083 shares of our Class A common stock for 307,444 shares of 3Cube, Inc.

At December 31, 1999, the Company maintained a $1 million letter of credit ("LC") with a bank to secure obligations under an office space lease. The LC expires on January 31, 2001 and will automatically renew for additional periods of one year but not beyond January 31, 2006. The bank may choose not to extend the LC by notifying us not less than 30 days but not more than 60 days prior to an expiry date. We are required to maintain a $1 million balance on deposit with the bank in an interest bearing account, which is included in restricted investments in the consolidated balance sheet. Through December 31, 1999 there were no drawings under the LC.

At December 31, 1999 we had $36.9 million of cash and cash equivalents. Our principal commitments consist of obligations under capital leases, domain asset purchase obligations and commitments for capital expenditures. In January 2000, we completed a $100 million convertible note offering. We believe that the existing cash and cash equivalents and cash generated from our operations, including amounts received from the convertible note offering, will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. Our operating and investing activities may require us to obtain additional equity or debt financing. In addition, we continue to evaluate potential acquisitions of other businesses, products, and technologies on an ongoing basis. In order to complete these potential acquisitions, we may need additional equity or debt financing in the future. Sales of additional equity securities could result in additional dilution to our stockholders.

YEAR 2000 COMPLIANCE

      We had a successful transition to the Year 2000. Our systems, equipment and facilities remained fully functional over the New Year and our partners and users experienced no interruption in service.

Throughout the weekend of January 1, 2000, the Company had key employees on-site or on call in the event that there had been a problem. In addition, logistical and technical contingency scenarios were developed and on-hand as the date changed. Although the critical time period has passed, we will continue to monitor our systems for any Year 2000 related issues.

RECENT ACCOUNTING PRONOUNCEMENTS

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

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk - Our accounts receivables are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. As a result we do not anticipate any material losses in this area.

Interest Rate Risk - Investments that are classified as cash and cash and equivalents have original maturities of three months or less. Changes in the market's interest rates do not affect the value of these investments. Marketable securities are comprised of U.S. Treasury Notes and are classified as available for sale and subject to interest rate fluctuations. At December 31, 1999, amortized cost approximated market value.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                 Mail.com, Inc.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Independent Auditors' Report                                                59
Consolidated Balance Sheets as of December 31, 1999 and 1998                60
Consolidated Statements of Operations for the years ended
   December 31, 1999, 1998 and 1997                                         62
Consolidated Statements of Stockholders' Equity (Deficit) for
   the years ended December 31, 1999, 1998 and 1997                         63
Consolidated Statements of Cash Flows for the years ended
   December 31, 1999, 1998 and 1997                                         67
Notes to Consolidated Financial Statements                                  69

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Mail.com, Inc.:

     We have audited the accompanying consolidated balance sheets of Mail.com, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mail.com, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles.

                                              /s/ KPMG LLP

New York, New York
February 10, 2000

                                 Mail.com, Inc.

                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and par share data)

                                                                                       December 31,
                                                                                     -----------------
                                                                                     1999         1998
                                                                                     ----         ----
                           ASSETS
     Current assets:
          Cash and cash equivalents ............................................   $  36,870    $   8,414
          Marketable securities ................................................       7,006           --
          Accounts receivable, net of allowance for doubtful accounts
           $197 and $92 as of December 31, 1999 and 1998, respectively .........       4,138          702
          Prepaid expenses and other current assets ............................       1,940          223
          Receivable from sale leaseback .......................................         183          631
                                                                                   ---------    ---------
            Total current assets                                                      50,137        9,970
                                                                                   ---------    ---------
     Property and equipment, net ...............................................      28,935        4,341
     Domain assets, net ........................................................       7,934        1,010
     Partner advances, net .....................................................      16,809        4,715
     Investments ...............................................................       2,962          250
     Goodwill and other intangible assets, net .................................      28,964           --
     Restricted investments ....................................................       1,000           --
     Other .....................................................................         526           58
                                                                                   ---------    ---------
           Total assets                                                            $ 137,267    $  20,344
                                                                                   =========    =========
     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
     Current liabilities:
          Accounts payable .....................................................   $   7,546    $   1,753
          Accrued expenses .....................................................      11,735        1,669
          Current portion of capital lease obligations .........................       5,483          479
          Current portion of domain asset purchase obligations .................         400          169
          Deferred revenue .....................................................         610          824
          Other current liabilities ............................................       2,562           --
                                                                                   ---------    ---------
           Total current liabilities ...........................................      28,336        4,894
                                                                                   ---------    ---------
     Capital lease obligations, less current portion ...........................      12,016        1,437
     Domain asset purchase obligation, less current portion ....................         176          217
     Deferred revenue ..........................................................         725        1,081
     Redeemable convertible preferred stock, $0.01 par value; Class C--
         12,000,000 shares authorized; 0 and 3,776,558 shares issued and outstanding at December 31, 1999

         and 1998, respectively, with an aggregate
         liquidation preference of $0 and $13,048
         as of December 31, 1999 and 1998, respectively ........................          --       13,048

     Stockholders' equity (deficit):
     Convertible preferred stock, $0.01 par value; 60,000,000 shares authorized:
         Class A-- 12,000,000 shares authorized; 0 and 6,185,000 shares issued and outstanding at December 31, 1999 and 1998, respectively, with an aggregate liquidation preference of $0,and $7,648 at December 31, 1999
         and 1998, respectively ................................................          --           62
Common stock, $0.01 par value; 130,000,000 shares authorized:
     Class A--120,000,000 shares authorized; 35,218,461 and
         5,931,405 shares issued and outstanding at December 31,
         1999 and 1998, respectively ...........................................         352           59
     Class B--10,000,000 shares authorized, issued and outstanding at December
         31, 1999 and 1998; with an aggregate
         liquidation preference of $1,000 ......................................         100          100
Additional paid-in capital .....................................................     159,759       16,537
Subscriptions receivable .......................................................          --           (1)
Deferred compensation ..........................................................      (1,117)      (1,025)
Accumulated deficit ............................................................     (63,080)     (16,065)
                                                                                   ---------    ---------

       Total stockholders' equity (deficit) ....................................      96,014         (333)
                                                                                   ---------    ---------

Commitments and contingencies
       Total liabilities and stockholders' equity (deficit) ....................   $ 137,267    $  20,344
                                                                                   =========    =========

           See accompanying notes to consolidated financial statements

                                 Mail.com, Inc.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)


                                                  Year Ended December 31,
                                                  -----------------------
                                            1999            1998            1997
                                        ------------    ------------    ------------
Revenues ............................   $     12,709    $      1,495    $        173
Operating expenses:
     Cost of revenues ...............         13,778           2,891           1,082
     Sales and marketing ............         29,542           6,680             930
     General and administrative .....         12,136           3,482             862
     Product development ............          7,017           1,573             296
     Amortization of goodwill
         and other intangible assets           2,979              --              --
     Write-off of acquired in-process
         technology .................            900              --              --
                                        ------------    ------------    ------------
         Total operating expenses ...         66,352          14,626           3,170
                                        ------------    ------------    ------------
     Loss from operations ...........        (53,643)        (13,131)         (2,997)
                                        ------------    ------------    ------------
Other income (expense):
     Gain on sale of investments,
         net ........................          5,494             438              --
     Interest income ................          1,885             277              36
     Interest expense ...............           (751)           (109)            (35)
                                        ------------    ------------    ------------
         Total other income, net ....          6,628             606               1
                                        ------------    ------------    ------------
Net loss ............................        (47,015)        (12,525)         (2,996)
Cumulative dividends on settlement
     of contingent obligations to
     preferred stockholders .........        (14,556)             --              --
                                        ------------    ------------    ------------
Net loss attributable to common
     stockholders ...................   $    (61,571)   $    (12,525)   $     (2,996)
                                        ============    ============    ============
Basic and diluted net loss per
     common share ...................   $      (1.96)   $      (0.86)   $      (0.21)
                                        ============    ============    ============
Weighted-average basic and
     diluted shares outstanding .....     31,373,645      14,607,915      14,097,500
                                        ============    ============    ============

           See accompanying notes to consolidated financial statements

                                 Mail.com, Inc.
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                 (In thousands, except share and per share data)

                                      Class A Preferred         Class A Common           Class B Common
                                           Stock                     Stock                    Stock             Additional
                                     -------------------      -------------------       -----------------        Paid-in
                                     Shares       Amount      Shares       Amount       Shares      Amount       Capital
                                     ------       ------      ------       ------       ------      ------       -------
Balance at December 31,
     1996 .....................      725,000   $        7    4,097,500   $       41   10,000,000   $      100   $    1,229
Payment of founder's Class B
     common stock
     subscription receivable ..           --           --           --           --           --           --           --
Issuance of Class A preferred
     stock in exchange for
     asset ....................      100,000            1           --           --           --           --           99
Issuance of Class A preferred
     stock, net of $55 issuance
     costs ....................    3,290,000           33           --           --           --           --        3,203
Issuance of Class A preferred
     stock in exchange for
     services .................       70,000            1           --           --           --           --           69
Issuance of options and
     warrants in connection
     with partner and
     consultant agreements ....           --           --           --           --           --           --           52
Net loss ......................           --           --           --           --           --           --           --
                                   ---------   ----------   ----------   ----------   ----------   ----------   ----------
Balance at December 31,
     1997 .....................    4,185,000           42    4,097,500           41   10,000,000          100        4,652
Issuance of Class A common
     stock to vendor ..........           --           --        2,745           --           --           --            5
Issuance of Class A common
     stock in connection with
     partner agreements .......           --           --    1,831,160           18           --           --        7,213
Proceeds from stock
     subscriptions receivable .           --           --           --           --           --           --           --

                                                                               Total
                                     Subscrip-    Deferred       Accumul-   Stockholders'
                                       tions       Compen-         ated        Equity
                                     Receivable    sation         Deficit     (Deficit)
                                     ----------   --------       --------   -------------
Balance at December 31,
     1996 .....................     $     (463)   $       --    $     (544)   $      370
Payment of founder's Class B
     common stock
     subscription receivable ..            450            --            --           450
Issuance of Class A preferred
     stock in exchange for
     asset ....................             --            --            --           100
Issuance of Class A preferred
     stock, net of $55 issuance
     costs ....................           (715)           --            --         2,521
Issuance of Class A preferred
     stock in exchange for
     services .................             --            --            --            70
Issuance of options and
     warrants in connection
     with partner and
     consultant agreements ....             --            --            --            52
Net loss ......................             --            --        (2,996)       (2,996)
                                    ----------    ----------    ----------    ----------
Balance at December 31,
     1997 .....................           (728)           --        (3,540)          567
Issuance of Class A common
     stock to vendor ..........             --            --            --             5
Issuance of Class A common
     stock in connection with
     partner agreements .......             --            --            --         7,231
Proceeds from stock
     subscriptions receivable .            727            --            --           727

Issuance of Class A preferred
     stock as a result of
     options exercised, net of
     $227 issuance costs ......    2,000,000           20           --           --           --           --        3,753
Issuance of warrants for
     Class A common stock .....           --           --           --           --           --           --          130
Issuance of warrants in
     connection with Class C
     redeemable convertible
     preferred stock ..........           --           --           --           --           --           --          170
Offering costs in connection
     with Class C redeemable
     convertible preferred
     stock ....................           --           --           --           --           --           --         (853)
Issuance of stock options to
     officer ..................           --           --           --           --           --           --        1,096
Amortization of deferred
     compensation .............           --           --           --           --           --           --           --
Issuance of stock options to
     partner ..................           --           --           --           --           --           --          371
Net loss ......................           --           --           --           --           --           --           --
                                   ---------   ----------   ----------   ----------   ----------   ----------   ----------
Balance at December 31,
     1998 .....................    6,185,000           62    5,931,405           59   10,000,000          100       16,537

Issuance of Class A preferred
     stock as a result of
     options exercised, net of
     $227 issuance costs ......              --            --            --         3,773
Issuance of warrants for
     Class A common stock .....              --            --            --           130
Issuance of warrants in
     connection with Class C
     redeemable convertible
     preferred stock ..........              --            --            --           170
Offering costs in connection
     with Class C redeemable
     convertible preferred
     stock ....................              --            --            --          (853)
Issuance of stock options to
     officer ..................              --        (1,096)           --            --
Amortization of deferred
     compensation .............              --            71            --            71
Issuance of stock options to
     partner ..................              --            --            --           371
Net loss ......................              --            --       (12,525)      (12,525)
                                     ----------    ----------    ----------    ----------
Balance at December 31,
     1998 .....................              (1)       (1,025)      (16,065)         (333)

           See accompanying notes to consolidated financial statements

                                 Mail.com, Inc.
            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (continued)
                (In thousands, except share and per share data)


                                      Class A Preferred Stock       Class E Preferred Stock        Class A Common Stock
                                      -----------------------       -----------------------        --------------------
                                        Shares        Amount         Shares         Amount          Shares        Amount
                                        ------        ------         ------         ------          ------        ------
Balance at December 31, 1998          6,185,000    $        62             --    $        --      5,931,405    $        59
Issuance of Class E preferred
     stock net of issuance
     costs of $835                           --             --      3,200,000             32             --             --
Domain assets purchased                      --             --             --             --        508,571              5
Issuance of Class A common
     stock in connection
     with partner agreements                 --             --             --             --        485,616              5
Issuance of stock options to
     consultant in lieu of
     services                                --             --             --             --             --             --
Issuance of Class A common
     stock to vendor/consultant
     in lieu of services                     --             --             --             --         65,801              2
Issuance of warrants to vendor
     and partner                             --             --             --             --             --             --
Proceeds from stock
     subscription receivable                 --             --             --             --             --             --
Issuance of stock options to
     employees below
     fair value                              --             --             --             --             --             --
Amortization of deferred
     compensation, net of
     cancellations                           --             --             --             --             --             --
Return of common stock from
     GeoCities                               --             --             --             --     (1,000,000)           (10)
Exercise of employee stock
     options                                 --             --             --             --        182,142              1
Purchase of employee stock
     options at fair value                   --             --             --             --             --             --
Issuance of Class A common
     stock in IPO including
     overallotment option, net of
     $5,371 issuance costs                   --             --             --             --      7,877,500             79
Exercise of warrants by
     CNET/Snap                               --             --             --             --      1,500,000             15
Issuance of Class A common
     stock to CNET/Snap/NBC
     Multimedia in connection
     with settlement of



                                         Class B Common Stock      Additional     Subscrip-       Deferred
                                         --------------------       Paid-in          tion          Compen-     Accumulated
                                         Shares        Amount       Capital       Receivable       sation        Deficit
                                         ------        ------      ----------     ----------      --------     -----------
Balance at December 31, 1998           10,000,000   $       100   $    16,537    $        (1)   $    (1,025)   $   (16,065)
Issuance of Class E preferred
     stock net of issuance
     costs of $835                             --            --        15,133             --             --             --
Domain assets purchased                        --            --         5,225             --             --             --
Issuance of Class A common
     stock in connection
     with partner agreements                   --            --         2,517             --             --             --
Issuance of stock options to
     consultant in lieu of
     services                                  --            --            93             --             --             --
Issuance of Class A common
     stock to vendor/consultant
     in lieu of services                       --            --           403             --             --             --
Issuance of warrants to vendor
     and partner                               --            --         4,278             --             --             --
Proceeds from stock
     subscription receivable                   --            --            --              1             --             --
Issuance of stock options to
     employees below
     fair value                                --            --           641             --           (641)            --
Amortization of deferred
     compensation, net of
     cancellations                             --            --           (68)            --            549             --
Return of common stock from
     GeoCities                                 --            --        (3,490)            --             --             --
Exercise of employee stock
     options                                   --            --           350             --             --             --
Purchase of employee stock
     options at fair value                     --            --           211             --             --             --
Issuance of Class A common
     stock in IPO including
     overallotment option, net of
     $5,371 issuance costs                     --            --        49,693             --             --             --
Exercise of warrants by
     CNET/Snap                                 --            --         7,485             --             --             --
Issuance of Class A common
     stock to CNET/Snap/NBC
     Multimedia in connection
     with settlement of


                                         Total
                                      Stockholders'
                                         Equity
                                        (Deficit)
                                      -------------
Balance at December 31, 1998           $      (333)
Issuance of Class E preferred
     stock net of issuance
     costs of $835                          15,165
Domain assets purchased                      5,230
Issuance of Class A common
     stock in connection
     with partner agreements                 2,522
Issuance of stock options to
     consultant in lieu of
     services                                   93
Issuance of Class A common
     stock to vendor/consultant
     in lieu of services                       405
Issuance of warrants to vendor
     and partner                             4,278
Proceeds from stock
     subscription receivable                     1
Issuance of stock options to
     employees below
     fair value                                 --
Amortization of deferred
     compensation, net of cancellations        481
Return of common stock from
     GeoCities                              (3,500)
Exercise of employee stock
     options                                   351
Purchase of employee stock
     options at fair value                     211
Issuance of Class A common
     stock in IPO including
     overallotment option, net of
     $5,371 issuance costs                  49,772
Exercise of warrants by
     CNET/Snap                               7,500
Issuance of Class A common
     stock to CNET/Snap/NBC
     Multimedia in connection
     with settlement of

     contingent obligation                   --             --             --             --      2,578,907             25
Conversion of preferred stock        (6,185,000)           (62)    (3,200,000)           (32)     9,385,000             94
Conversion of redeemable
     Class C preferred stock                 --             --             --             --      3,776,558             38
Issuance of common stock in
     connection with settlement
     of contingent obligation to
     preferred stockholders                  --             --             --             --      2,079,363             20
Issuance of Class A common
     stock to 3Cube                          --             --             --             --         80,083              1
Issuance of Class A common
     stock to Allegro                        --             --             --             --      1,102,973             11
Issuance of Class A common
     stock to TCOM                           --             --             --             --        439,832              4
Issuance of Class A common
     stock and options to iFan               --             --             --             --         72,704              1
Issuance of Class A common
     stock to Lansoft                        --             --             --             --        152,006              2
Net loss                                     --             --             --             --             --             --
                                    -----------    -----------    -----------    -----------    -----------    -----------
Balance at December 31, 1999                 --     $       --             --    $        --     35,218,461    $       352
                                    ===========    ===========    ===========    ===========    ===========    ===========

     contingent obligation                     --            --        18,027             --             --             --
Conversion of preferred stock                  --            --            --             --             --             --
Conversion of redeemable
     Class C preferred stock                   --            --        13,010             --             --             --
Issuance of common stock in
     connection with settlement
     of contingent obligation to
     preferred stockholders                    --            --           (20)            --             --             --
Issuance of Class A common
     stock to 3Cube                                          --         1,959             --             --             --
Issuance of Class A common
     stock to Allegro                          --            --        17,044             --             --             --
Issuance of Class A common
     stock to TCOM                             --            --         6,117             --             --             --
Issuance of Class A common
     stock and options to iFan                 --            --         1,933             --             --             --
Issuance of Class A common
     stock to Lansoft                                                   2,681                                        2,683
Net loss                                       --            --            --             --             --        (47,015)
                                      -----------   -----------   -----------    -----------    -----------    -----------
Balance at December 31, 1999           10,000,000   $       100   $   159,759    $        --    $    (1,117)   $   (63,080)
                                      ===========   ===========   ===========    ===========    ===========    ===========

     contingent obligation                 18,052
Conversion of preferred stock                  --
Conversion of redeemable
     Class C preferred stock               13,048
Issuance of common stock in
     connection with settlement
     of contingent obligation to
     preferred stockholders                    --
Issuance of Class A common
     stock to 3Cube                         1,960
Issuance of Class A common
     stock to Allegro                      17,055
Issuance of Class A common
     stock to TCOM                          6,121
Issuance of Class A common
     stock and options to iFan              1,934
Issuance of Class A common
     stock to Lansoft
Net loss                                  (47,015)
                                      -----------
Balance at December 31, 1999          $    96,014
                                      ===========

           See accompanying notes to consolidated financial statements

                                 Mail.com, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                               Year Ended December 31,
                                                               -----------------------
                                                             1999        1998        1997
                                                             ----        ----        ----
Cash flows from operating activities:
    Net loss                                              $(47,015)   $(12,525)   $ (2,996)
    Adjustments to reconcile net loss to
       net cash used in operating activities:
       Non-cash charges related to partner agreements        6,463       3,017          --
       Non-cash compensation                                 3,021         521         122
       Depreciation and amortization                         5,605         903         162
       Amortization of goodwill and other
          intangible assets                                  2,979          --          --
       Amortization of domain assets                           899         201         126
       Amortization of deferred compensation                   481          71          --
       Write-off of property and equipment                      --          --          84
       Write-off of GeoCities contract                         500          --          --
       Write-off of acquired in-process technology             900          --          --
       Write-off of investment                                 150          --          --
    Changes in operating assets and liabilities, net of
       effect of acquisitions:
       Accounts receivable, net                             (2,813)       (702)         --
       Prepaid expenses and other current assets            (1,621)       (186)        (11)
       Purchases of marketable securities                   (7,006)         --          --
       Partner advances                                       (230)       (500)         --
       Other assets                                           (468)        (36)         (9)
       Accounts payable, accrued expenses and
         other current liabilities                          15,964       2,894         438
       Deferred revenue                                       (570)      1,576         323
                                                          --------    --------    --------
          Net cash used in operating activities            (22,761)     (4,766)     (1,761)
                                                          --------    --------    --------

    Cash flows from investing activities:
       Purchases of domain assets                           (1,243)       (385)       (334)
       Repayment of loan-related party                          --          --          31
       Purchase of restricted investment                    (1,000)         --          --
       Proceed from sale of investment                         100          --          --
       Purchase of investment                               (1,000)         --          --
       Proceeds from sale leaseback                          4,292         643         710
       Purchases of property and equipment                 (15,133)     (4,188)       (896)
       Cash paid for acquisitions, net of cash
          acquired                                          (5,116)         --          --
                                                          --------    --------    --------
          Net cash used in investing activities            (19,100)     (3,930)       (489)
                                                          --------    --------    --------

    Cash flows from financing activities:
       Net proceeds from issuance of Class A, C
          and E preferred stock                             15,165      16,682       2,520
       Net proceeds from issuance of Class A
          and B common stock                                    --          12         450
       Net proceeds from issuance of Class A
          common stock related to initial public
          offering and over-allotment                       49,772          --          --

       Proceeds from issuance of Class A
          common stock in connection with
          the exercise and purchase of warrants
          and options                                        8,062          --          --
       Payments under capital lease obligations             (2,522)       (284)       (139)
       Due to officer                                           --        (200)        200
       Payments under domain asset purchase
          obligations                                         (160)        (10)         --
                                                          --------    --------    --------
          Net cash provided by financing
              activities                                    70,317      16,200       3,031
                                                          --------    --------    --------
       Net increase in cash and cash equivalents            28,456       7,504         781
    Cash and cash equivalents at beginning
       of the year                                           8,414         910         129
                                                          --------    --------    --------
    Cash and cash equivalents at the end
       of the year                                        $ 36,870    $  8,414    $    910
                                                          ========    ========    ========

Supplemental disclosure of non-cash information:
     During the years ended December 31, 1999, 1998 and 1997, the Company paid approximately $751,000, $85,000, and $35,000, respectively, for interest.
     Non-cash investing activities:
         During the year ending December 31, 1999 and 1998, the Company issued
               3,130,324 and 1,831,160 shares of its Class A common stock in connection with some of its Mail.com partner agreements and vendor services. These transactions resulted in a non-cash investing activity of approximately
               $21 million and $7.2 million, respectively.
         During the year ended December 31, 1999, the Company purchased domain assets with 508,571 shares of Class A common stock. This transaction resulted in a non-cash investing activity of $5.2 million.
     Non-cash financing activities:
         The Company entered into various capital leases for computer equipment. These capital lease obligations resulted in non-cash financing activities aggregating $22.3 million, $1.4 million and $750,000 for the years ended December 31, 1999, 1998, and 1997, respectively.
         The Company is obligated under various agreements to purchase domain assets. These obligations resulted in non-cash financing activities aggregating $350,000, $169,000 and $227,000 for the years ended December 31, 1999 and 1998 and 1997, respectively.
         During the year ended December 31, 1999, the Company purchased an equity interest in an Internet company by issuing 80,083 shares of Class A common stock. This transaction resulted in a non-cash financing activity of $2.0 million.

           See accompanying notes to consolidated financial statements

                                 Mail.com, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998

         (All information subsequent to December 31, 1999 is unaudited)

(1) Summary of Operations and Significant Accounting Policies

(a) Summary of Operations

Mail.com, Inc. (the "Company" or "Mail.com"), formerly known as iName, Inc., is a global provider of email services. The Company offers email services to both the consumer and business markets. The Company's basic consumer email services are free to members. The Company currently generates the majority of its revenues from its consumer email services, primarily from advertising related sales, including direct marketing and e-commerce promotion. The Company also generates revenues in the consumer market from subscription services, such as a service that allows members to purchase increased storage capacity for their emails. The Company currently generates revenues in the business market primarily from email service fees related to its email system connection services and email monitoring services.

(b) Initial Public Offering

On June 23, 1999, the Company closed its Initial Public Offering ("IPO") which resulted in the issuance of 6,850,000 shares of Class A common stock at $7.00 per share. On July 12, 1999, 1,027,500 shares of Class A common stock were issued in connection with the exercise of the underwriters' over-allotment option. In addition, upon the closing of the IPO, 6,185,000, 3,776,558 and 3,200,000 shares of Series A, C and E convertible preferred stock, respectively, automatically converted on a one-for-one basis into 13,161,558 shares of Class A common stock. Net proceeds from the offering, after underwriting fees of $3.9 million and offering costs of $1.4 million, were approximately $49.8 million.

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

(d) Principles of Consolidation

The consolidated financial statements include the accounts of Mail.com and its wholly-owned subsidiaries from the dates of acquisition: The Allegro Group, Inc., from August 20,1999, TCOM, Inc., from October 18, 1999 and iFan, Inc., from November 24, 1999. All intercompany balances and transactions have been eliminated in consolidation.

(e) Cash and Cash Equivalents

The Company considers all highly liquid securities, with original maturities of three months or less when acquired, to be cash equivalents.

(f) Marketable Securities

                                 Mail.com, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998

         (All information subsequent to December 31, 1999 is unaudited)

Marketable securities are carried at fair value with the changes in fair value reported in other comprehensive income. There were no changes in fair value during 1999 as these securities were purchased in the latter part of December 1999. Realized gains and losses as well as the amortization of premiums and accretion of discounts are recorded in earnings. The specific identification method is used to determine the cost of securities sold.

(g) Letter of Credit and Restricted Investment

At December 31, 1999, the Company maintained a $1 million letter of credit ("LC") with a bank to secure obligations under an office space lease. The LC expires on January 31, 2001 and will automatically renew for additional periods of one year but not beyond January 31, 2006. The bank may choose not to extend the LC by notifying the Company not less than 30 days but not more than 60 days prior to an expiry date. The Company is required to maintain a $1 million balance on deposit with the bank in an interest bearing account, which is included in restricted investments in the consolidated balance sheet. Through December 31, 1999 there were no drawings under the LC.

(h) Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets, generally ranging from three to five years. Property and equipment under capital leases are stated at the present value of minimum lease payments and are amortized using the straight-line method over the shorter of the lease term or the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the assets or the term of the lease, whichever is shorter.

(i) Domain Assets and Registration Fees

A domain name is the part of an email address that comes after the @ sign (for example, if membername@mail.com is the email address then "mail.com" is the domain name). Domain assets represent the purchase of domain names and are amortized using the straight-line method over their economic useful lives, which has been estimated to be five years. Domain assets are recorded at cost. Domain assets acquired in exchange for future payment obligations are recorded at the net present value of such payments using a discount rate of 8.5%. The associated payment obligation is also recorded at the net present value of the payment obligations (see note 3). Payment terms vary from two to seven years. Amortization of domain assets is charged to cost of revenues if currently being used or available for sale and to sales and marketing if designated for new business development. The Company's policy is to evaluate its domain assets prior to paying its annual registration renewal fees. Any impairment is charged to cost of revenues. Retirements, sales and disposals of domain assets are recorded by removing the cost and accumulated amortization with the resulting amount charged to cost of revenues.

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

                                 Mail.com, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998

         (All information subsequent to December 31, 1999 is unaudited)

(j) Investments

Investments which are not publicly traded are accounted for on the cost basis, as the Company owns less than 20% of each company's stock. Such investments are stated at the lower of cost or market value. Investments that are publicly traded are treated as available-for-sale and are available to support current operations or to take advantage of other investment opportunities and are stated at their fair value based upon publicly available market quotes. Unrealized gains and losses are computed on the basis of specific identification and are included in stockholders' equity (deficit). There were no unrealized gains or losses for all periods presented.

(k) Goodwill and Other Intangible Assets

Goodwill and other intangible assets are stated net of accumulated amortization. Goodwill and other intangible assets are being amortized on a straight-line basis over their expected period of benefit ranging from three to five years (see notes 2 and 3).

(l) Impairment of Long-Lived Assets

Periodically, management determines whether any property and equipment or any other assets have been impaired based on the criteria established in Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." During 1997, the Company made an adjustment of $84,000 to reduce the carrying value of a computer system deemed to be impaired.

(m) Income Taxes

Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in results of operations in the period that the tax change occurs. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

(n) Revenue Recognition

The Company's revenues are derived principally from the sale of banner advertisements and electronic message management services. Other advertising revenue sources include up-front placement fees and promotions. The Company's advertising products currently consist of banner advertisements that appear on pages within the Company's properties, promotional sponsorships that are typically focused on a particular event and merchant buttons on targeted advertising inventory encouraging users to complete a transaction. Advertising was a new source of revenue in 1998. Previously, the main source of revenue was subscription services. Advertising revenue is recognized as impressions are delivered providing collection is probable. Up-front placement fees represent funds

                                 Mail.com, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998

         (All information subsequent to December 31, 1999 is unaudited)

received upon commencement of the contract. Such fees are recorded as deferred revenues and amortized ratably to revenue over the term of the contract.

The Company attempts to sell all available advertising space through a combination of advertisements that are sold on either a cost per thousand ("CPM") basis whereby the advertiser pays an agreed upon amount for each thousand advertisements or on a cost per action basis whereby revenue is generated only if the member responds to the advertisement with an action such as by "clicking" on the advertisement or purchasing the product advertised. In a CPM based advertising contract, revenue is recognized ratably as advertisements or impressions are delivered. In a cost per action contract, revenue is recognized as members "click" or otherwise respond to the advertisement. In instances where revenue is the result of a purchase by a member, the Company's commission is recognized after the item is purchased based upon notification from the vendor.

The Company trades advertisements on its Web properties in exchange for advertisements on the Internet sites of other companies. Barter revenues and expenses are recorded at the fair market value of services provided or received, whichever is more determinable in the circumstances. Revenue from barter transactions is recognized as income when advertisements are delivered on the Company's Web properties. Barter expense is recognized when the Company's advertisements are run on other companies' Web sites, which is typically in the same period when barter revenue is recognized. If the advertising impressions are received from the customer prior to the Company delivering the advertising impressions a liability is recorded, and if the Company delivers the advertising impressions to the other companies' Web sites prior to receiving the advertising impressions a prepaid expense is recorded. At December 31, 1999 and 1998, the Company has recorded a liability of approximately $27,000, and $71,000, respectively, for barter advertising to be delivered. Barter revenue, which is a component of advertising revenue, amounted to $404,000 and $162,000 in 1999 and 1998, respectively. For the years ended December 31 1999 and 1998, barter expenses were approximately $360,000 and $233,000, respectively.

The Company generates revenue in the business market primarily from email service fees related to the Company's email connection services and email monitoring services. This includes Internet email network integration services, email hosting services and email message management services, including virus scanning, attachment control, spam control, legal disclaimers and real time Web-based reporting. Revenue from business messaging services is recognized as the services are performed, provided that no significant vendor obligation remains and collection of the resulting receivable is probable.

Subscription services are deferred and recognized ratably over the term of the subscription periods of one, two and five years as well as eight years for its lifetime subscriptions. Commencing March 10, 1999, the Company no longer offered lifetime memberships and only offers monthly and annual subscriptions. The eight-year amortization period for lifetime subscriptions is based on the weighted-average expected usage period of a lifetime member. The Company offers 30-day trial periods for certain subscription services. The Company only recognizes revenue after the 30-day trial period. Deferred revenues principally consist of subscription fees received from members for use of the Company's premium email services. The Company is obligated to provide any enhancements or upgrades it develops and other support in accordance with the terms of the applicable Mail.com Partner agreements. The Company provides an allowance for credit card chargebacks and refunds on its subscription services based upon historical experience. The Company provides pro rated refunds and chargebacks to subscription members who elect

                                 Mail.com, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998

         (All information subsequent to December 31, 1999 is unaudited)

to discontinue their service. The actual amount of refunds and chargebacks approximated management's expectations for all periods presented.

Other revenue includes revenue from the sale of domain names, which are recognized at the time when the ownership of the domain name is transferred provided that no significant Company obligation remains and collection of the resulting receivable is probable.

(o) Product Development Costs

Product development costs consist primarily of salaries and consulting services, which are charged to expense as incurred.

(p) Sales and Marketing Costs

The primary component of sales and marketing expenses are customer acquisition costs and advertising costs. The remainder of the costs in this category relates to salaries and commissions for sales, marketing, and business development personnel. The Company expenses the cost of advertising and promoting its services as incurred. Such costs are included in sales and marketing and totaled approximately $11.4 million, $300,000 and $8,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

The Company has entered into certain partner agreements whereby the Company compensates its partners based upon a percentage of net revenues generated by the Company on its partners' email Web sites. The Company's partner payments are included as a component of sales and marketing expenses.

(q) Financial Instruments and Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash, cash equivalents, restricted investments, marketable securities and accounts receivable. At December 31, 1999 and 1998, the fair value of these instruments approximated their financial statement carrying amount because of the short-term maturity of these instruments. Substantially all of the Company's cash equivalents were invested in money market accounts, commercial paper, and taxable municipal obligations. The Company has not experienced any significant credit loss to date. No single customer exceeded 10% of either revenue or accounts receivable in 1999 or 1997. One advertiser accounted for 31% of the Company's revenues and 36% of accounts receivable in 1998. Revenues from the Company's five largest advertisers accounted for an aggregate of 23% and 44% of the Company's revenues in 1999 and 1998, respectively.

(r) Stock-Based Compensation

The Company accounts for stock-based compensation arrangements in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of Accounting Principle Board

                                 Mail.com, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998

         (All information subsequent to December 31, 1999 is unaudited)

("APB") Opinion No. 25 and provide pro forma net earnings (loss) disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

(s) Basic and Diluted Net Loss Per Share

Loss per share is presented in accordance with the provisions of SFAS No. 128, "Earnings Per Share", and the Securities and Exchange Commission Staff Accounting Bulletin No. 98. Under SFAS No. 128, basic Earnings per Share ("EPS") excludes dilution for common stock equivalents and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. Diluted net loss per share is equal to basic loss per share since all common stock equivalents are anti-dilutive for each of the periods presented.

Diluted net loss per common share for the years ended December 31, 1999, 1998 and 1997, does not include the effects of employee options to purchase 9,776,953, 6,656,296, and 3,901,321 shares of common stock, respectively, 1,218,899, 3,021,134 and 20,000, common stock warrants, respectively, and 0, 13,161,558, and 6,185,000 shares of convertible preferred stock, respectively.

(t) Stock Split

Effective September 30, 1998, the Company authorized and implemented a 2-for-1 stock split of all preferred and common stock. Accordingly, all share and per share amounts in the accompanying financial statements have been retroactively restated to effect the stock split.

(u) Segments

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

(v) Computer Software

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 provides guidance for determining whether computer software is internal-use software and guidance on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. The Company adopted SOP 98-1 in 1999 and its effects are not significant.

                                 Mail.com, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998

         (All information subsequent to December 31, 1999 is unaudited)

(w) Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. During June 1999, SFAS No. 137 was issued which delayed the effective date of SFAS No. 133. SFAS No. 137 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not expect this statement to affect the Company, as it does not have any derivative instruments or hedging activities.

(x) Reclassifications

Certain prior period amounts have been reclassified to conform to the current presentation.

(2) Acquisitions

Allegro

Mail.com acquired The Allegro Group, Inc. ("Allegro"), for approximately $20.4 million including acquisition costs pursuant to the terms of an Agreement and Plan of Merger dated August 20, 1999 (the "Merger Agreement"), among Mail.com, AG Acquisition Corp., a wholly-owned subsidiary of Mail.com ("Acquisition Corp."), Allegro and the shareholders of Allegro. Pursuant to the terms of the Merger Agreement, Allegro merged with and into Acquisition Corp. and became a wholly owned subsidiary of Mail.com. The acquisition was accounted for as a purchase business combination. The consideration payable by Mail.com in connection with the acquisition of Allegro consisted of the following: approximately $3.2 million in cash and 1,102,973 shares of Mail.com Class A common stock valued at approximately $17.1 million. The Company also incurred acquisition costs of approximately $150,000. In addition, one-time signing bonuses of $800,000, which is included in the operating expenses in the statement of operations, were paid to employees of Allegro who were not shareholders of Allegro pursuant to employment agreements entered into with them upon the closing date. In connection with their employment agreements with Mail.com, Mail.com also granted options to Allegro employees to purchase approximately 625,000 shares of Mail.com Class A common stock at an exercise price of $16.00 per share, the then fair value. These options vest quarterly over four year's subject to continued employment.

Mail.com may be obligated to pay additional consideration (the "Contingent Consideration") upon completion of its audited financial statements for the year ended December 31, 2000 based on the achievement of certain performance standards for such year. The Contingent Consideration would consist of up to $3.2 million payable in cash, additional bonus payments up to $800,000, and up to $16.0 million payable in shares of Mail.com Class A common stock based on the market value of such stock at the time of payment (but such market value shall be deemed to be not less than $8.00 per share).

                                 Mail.com, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998

         (All information subsequent to December 31, 1999 is unaudited)

The consideration payable by Mail.com was determined as a result of negotiations between Mail.com and Allegro. The number of shares of Mail.com Class A common stock issued to Allegro shareholders, was determined based on the exchange rate of 2,750.5561 shares of Mail.com Class A common stock for each share of Allegro common stock. Funds paid in connection with the acquisition of Allegro were provided from Mail.com's cash on hand.

The Company has allocated a portion of the purchase price to the net book value of the acquired assets and liabilities of Allegro as of the date of acquisition. The excess of the purchase price over the net book value of the acquired assets and liabilities of Allegro of $20.1 million has been allocated to goodwill and other intangible assets. Goodwill and other intangible assets will be amortized over a period of three years, the expected period of benefit.

The valuation of the write-off of acquired in-process technology in the amount of $900,000 in connection with the acquisition of Allegro is based on an independent appraisal which determined that the new versions of MailZone technology acquired from Allegro had not been developed into the platform required by the Company at the date of acquisition. As a result, the Company will be required to expend significant capital expenditures to successfully integrate and develop the new versions of the MailZone technology, for which there is considerable risk that such technology will not be successfully developed, and if such technology is not successfully developed, there will be no alternative use for the technology. The MailZone technology is an enabling technology for email communications and includes message management, license, traffic and reporting. The Company's 1999 consolidated statement of operations reflect a write-off of the amount of the purchase price allocated to acquired in-process technology of $900,000.

TCOM

On October 18, 1999, the Company acquired TCOM, Inc. ("TCOM"), a software technology development firm, specializing in the design of carrier class applications for the telecommunications and computer telephony industries. The Company is not continuing the business operations of TCOM but made the acquisition in order to obtain technology and development resources. The Company paid $2 million in cash and 439,832 shares of Class A common stock valued at approximately $6.1 million. In addition, the Company will pay to the former shareholders of TCOM bonuses totaling $400,000, payable in six-month installments after the closing date in the amounts of $74,000, $88,000, $116,000 and $122,000, provided such employees continue their employment through the applicable payment dates.

Mail.com may be obligated to pay additional consideration to the sellers of TCOM based upon the achievement of certain objectives over an 18-month period. The additional consideration would consist of up to $1.0 million payable in cash and up to $2.75 million payable in shares of Mail.com Class A common stock based on the market value of such stock at the time of payment, although the market value will be deemed to be not less than $4.00 per share.

iFan, Inc.

In November 1999, the Company acquired iFan, Inc. ("iFan") a Web site with various domain names. The acquisition has been accounted for as an acquisition of assets. The Company issued 72,704 shares of Class A common stock valued at approximately $1.6 million. The Company is also obligated to pay $150,000 to the former owners for

                                 Mail.com, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998

         (All information subsequent to December 31, 1999 is unaudited)

certain indebtedness. In addition, all iFan stock options were converted into 16,965 Mail.com non-qualified stock options at a weighted-average exercise price of $11.41 per share. All such options were issued immediately after the consummation of the iFan acquisition.

Lansoft U.S.A.

In December 1999, the Company acquired Lansoft U.S.A. ("Lansoft"), a provider of email management, ecommerce and Web hosting services to businesses. The acquisition has been accounted for as a purchase business combination. The Company issued 152,006 shares of Class A common stock valued at approximately $2.7 million, which approximated the value allocated to goodwill and other intangible assets. Such amount will be amortized over a period of three years, the expected period of benefit. In addition, the Board of Directors approved the Lansoft Stock Option Plan, providing for the issuance of 100,000 non-qualified stock options at an exercise price of $17.06 per share to selected employees of Lansoft. All such options were issued immediately after the consummation of the Lansoft acquisition.

The Company may be obligated to pay additional consideration to the sellers of Lansoft based upon the achievement of certain revenue targets in calendar year 2000. The additional consideration would consist of up to $3 million payable in shares of Class A common stock based on the market value at the time of payment, although the market value will be deemed to be not less than $8.00 per share.

The following unaudited pro-forma consolidated amounts give effect to the acquisitions of Allegro and Lansoft as if they had occurred on January 1, 1998, by consolidating their results of operations with the results of Mail.com for the years ended December 31, 1999 and 1998. The unaudited pro-forma consolidated results are not necessarily indicative of the operating results that would have been achieved had the transactions been in effect as of the beginning of the periods presented and should not be construed as being representative of future operating results. The pro forma basic and diluted net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding. The calculation of the weighted average number of shares outstanding assumes that 1,102,973 shares and 152,006 shares of Mail.com's common stock issued in connection with its acquisitions of Allegro and Lansoft, respectively, were outstanding for the entire period. Diluted net loss per share equals basic net loss per share, as common stock equivalents are anti-dilutive for all pro forma periods presented.

                                 Mail.com, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998

         (All information subsequent to December 31, 1999 is unaudited)

                                                           December 31,
                                                   ----------------------------
(In thousands, except per share amounts)               1999            1998
                                                       ----            ----
Revenue                                            $     16,637    $      7,221
Net loss attributable to common stockholders       $    (66,741)   $    (22,237)
Basic and diluted net loss per common share        $      (2.07)   $      (1.40)

Weighted average shares used in net loss
per common share calculation (1)                         32,226          15,849

(1) The Company computes net loss per share in accordance with provisions of SFAS No. 128, "Earnings per Share". Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. The weighted average common shares used to compute pro forma basic net loss per share includes the actual weighted average common shares outstanding for the periods presented, respectively, plus the common shares issued in connection with the acquisition of Allegro and Lansoft from January 1, 1998. The common stock issued in connection with the acquisitions was adjusted for the weighted average period such shares were considered to be outstanding during 1999. In addition, diluted net loss per share is equal to basic net loss per share as common stock issuable upon exercise of the Company's employee stock options and upon exercise of outstanding warrants are not included because they are antidilutive. In future periods, the weighted average shares used to compute diluted earnings per share will include the incremental shares of common stock relating to outstanding options and warrants to the extent such incremental shares are dilutive.

(3) Balance Sheet Components

Property and equipment, including equipment under capital leases, are stated at cost and are summarized as follows, in thousands:

                                                             December 31,
                                                          -----------------
                                                           1999       1998
                                                           ----       ----
      Computer equipment and software, including
           amounts related to capital leases of $23,774
           and $2,352, respectively ....................  $34,671   $ 5,175
      Furniture and fixtures ...........................      300        39
      Leasehold improvements ...........................      466        24
                                                          -------   -------
                                                           35,437     5,238
      Less accumulated depreciation and amortization,
           including amounts related to capital leases
           of $4,056, and $484, respectively ...........    6,502       897
                                                          -------   -------
               Total ...................................  $28,935   $ 4,341
                                                          =======   =======

During the year ended December 31, 1999, the Company purchased approximately $3.8 million of computer software that was financed through a periodic payment schedule. Amounts payable under such agreements are included in other current liabilities.

                                 Mail.com, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998

         (All information subsequent to December 31, 1999 is unaudited)

Domain assets consist of the following, in thousands:

                                                          December 31,
                                                       -------------------
                                                        1999         1998
                                                        ----         ----
      Domain names ...............................     $9,138       $1,315
      Less accumulated amortization ..............      1,204          305
                                                       ------       ------
           Domain assets, net ....................     $7,934       $1,010
                                                       ======       ======

In conjunction with the purchase of iFan, the Company acquired domain names valued at $1 million.

Goodwill and other intangible assets consists of the following, in thousands:

                                                              December 31,
                                                         --------------------
                                                           1999         1998
                                                           ----         ----
      Goodwill ...................................       $22,276       $   --
      Other intangible assets ....................         9,667           --
                                                         -------       ------
                                                          31,943           --
           Less accumulated amortization .........         2,979           --
                                                         -------       ------
               Total .............................       $28,964       $   --
                                                         =======       ======

Accrued expenses consist of the following, in thousands:

                                                           December 31,
                                                        ------------------
                                                         1999       1998
                                                         -----      ----
      Advertising and customer acquisition costs ...    $ 4,367    $    --
      Payroll and related costs ....................      1,998        487
      Professional services and consulting fees ....      1,494        128
      Payments due under partner contracts .........      1,252        722
      Software and fixed asset obligations .........        706         --
      Other ........................................      1,918        332
                                                        -------    -------
           Total ...................................    $11,735    $ 1,669
                                                        =======    =======

Other current liabilities at December 31, 1999 consist of amounts due for software licenses.

                                 Mail.com, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998

         (All information subsequent to December 31, 1999 is unaudited)

(4) Investments

During 1999, the Company acquired an equity interest in 3Cube, Inc. ("3Cube"), which is accounted for under the cost method. Under the agreement, the Company paid $1.0 million in cash and issued 80,083 of its Class A common stock, valued at approximately $2.0 million, in exchange for 307,444 shares of 3Cube convertible preferred stock which represents an equity interest of less than 20% of 3Cube.

During 1999, the Company sold its investments available for sale and realized a gain of approximately $5.7 million and wrote-down an investment of $150,000 that was deemed to be impaired.

The following table reflects the Company's investments, in thousands:

                                                           December 31,
                                                         -----------------
                                                          1999       1998
                                                          ----       ----
      Investments, at cost .........................     $2,962     $  150
      Investments available for sale, at cost ......         --        100
                                                         ------     ------
          Balance ..................................     $2,962     $  250
                                                         ======     ======

(5) Marketable Securities

The fair value, amortized cost and gross unrealized holding gains for the Company's marketable securities at December 31, 1999 consist of the following, in thousands:

                                             Unrealized Holding
                                 Fair Value        Gains          Amortized Cost
                                 -----------------------------------------------
U.S. Government Securities         $7,006         $   --             $7,006
                                   ======         ======             ======

(6) Revenues

The following are the components of revenues, in thousands:

                                          For the year ended December 31,
                                          -------------------------------
                                          1999          1998        1997
                                          ----          ----        ----
      Advertising .................      $ 9,671      $ 1,117      $    --
      Business messaging ..........        1,765           --           --
      Subscriptions ...............          601          285           61
      Other .......................          672           93          112
                                         -------      -------      -------
          Total revenues ..........      $12,709      $ 1,495      $   173
                                         =======      =======      =======

Other revenue consists of revenue generated principally from the sale or lease of domain names.

                                 Mail.com, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998

         (All information subsequent to December 31, 1999 is unaudited)

(7) Partner Agreements

The Company has entered into many partner agreements since 1998. Included in these agreements are percentage of revenue sharing agreements, miscellaneous fees and other customer acquisition costs with Mail.com Partners. The revenue sharing agreements vary for each party but typically are based on selected revenues, as defined, or on a per sign-up basis. As of December 31, 1999 and 1998, the Company accrued approximately $1.3 million and $722,000, respectively, to various Mail.com Partners under such agreements.

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

In August 1998, the Company entered into a two-year agreement with CNN. In consideration of the advertising, subscription and customer acquisition opportunities, CNN received 253,532 shares of Class A common stock upon the commencement of the contract at $3.50 per share, the fair market value of Mail.com's common stock on the date of grant, or $887,000. CNN also has the right to receive a portion of the Company's selected revenues under the agreement, as defined. The value of the stock issuance has been recorded in the balance sheet as partner advances and is amortized ratably to amortization expense over the contract term. The launch of the services coincided with the contract date. The Company recorded approximately $444,000 and $173,000 of amortization expense in 1999 and 1998, respectively.

In September 1998, the Company entered into an agreement with GeoCities. In consideration of the advertising, subscription and customer acquisition opportunities under this agreement, GeoCities received 1,000,000 shares of Class A common stock upon the commencement of the contract valued at $3.50 per share, the fair market value of Mail.com's common stock on the date of grant, or $3.5 million. The Company was also required to pay GeoCities $1.5 million in three installments, the first of which was paid in December 1998. The value of the stock issuance and cash payments have been recorded in the 1998 balance sheet as partner advances and would have been amortized ratably to amortization expense over the contract term commencing upon the launch of the services under the agreement. After the Company entered into the agreement, Yahoo! announced its agreement to acquire GeoCities. In May 1999, the Company and GeoCities cancelled and rescinded their agreement. As a result of the cancellation and rescission of the agreement, GeoCities retained the $500,000 non-refundable fee that the Company paid under the contract, but returned to the Company the 1,000,000 shares of Class A common stock issued to them. Accordingly, the Company reversed the issuance of 1,000,000 shares and recorded the $500,000 write-off in May 1999. In addition, the Company has agreed to deliver advertisements over its network on behalf of GeoCities and GeoCities has agreed to pay the Company $125,000 per month for sixteen months, representing $2 million in the aggregate.

The Company issued an additional 485,616 and 577,628 shares of its common stock at varying prices in 1999 and 1998 respectively, in connection with certain strategic partnership agreements. When stock issuances are either contingent upon the achievement of certain targets or the measurement date is not fixed, the Company expenses the

                                 Mail.com, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998

         (All information subsequent to December 31, 1999 is unaudited)

issuance of such stock at the time such stock is issued or the targets are achieved at the then fair market value of the Company's stock. Such amounts aggregated approximately $2.5 million and $2.8 million for the years ended December 31, 1999 and 1998 respectively, and are included in sales and marketing expenses in the statement of operations.

Prior to May 1, 1999, the Company was required to issue to CNET, Snap and NBC Multimedia shares of its Class A common stock for each member who registers at their sites. On May 1, 1999, the Company entered into an agreement to settle in full its contingent obligation to issue shares of its Class A common stock to CNET, Snap and NBC Multimedia as described above. Pursuant to this agreement, the Company issued upon the closing of its initial public offering in June 1999, 2,368,907 shares of Class A common stock at a value of $7.00 per share in the aggregate to CNET and Snap and 210,000 shares of Class A common stock at a value of $7.00 per share to NBC Multimedia. The Company capitalized $18 million in connection with the issuance of these shares and is ratably amortizing the amount over the period from the closing of the initial public offering (June 23, 1999) through May 2001.

Certain Mail.com Partner agreements require minimum cash payments, which aggregated $2.0 million, all of which are due in 2000. Additional amounts become payable to certain Mail.com partners upon achieving varying member levels.

(8) Leases

The Company sold certain assets for approximately $3.8 million and $1.3 million 1999, and 1998, respectively. The assets were leased back from the purchaser over 3 to 5 years. The Company had not received approximately $183,000 and $631,000 from such sales at December 31, 1999 and 1998, respectively.

The Company leases facilities and certain equipment under agreements accounted for as operating leases. These leases generally require the Company to pay all executory costs such as maintenance and insurance. Rental expense for operating leases for the years ending December 31, 1999, 1998, and 1997 were approximately $1.5 million, $380,000 and $71,000, respectively.

                                 Mail.com, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998

         (All information subsequent to December 31, 1999 is unaudited)

The Company's lease obligations are collateralized by certain assets at December 31, 1999. Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of December 31, 1999 are as follows, in thousands:

                      Year ending December 31,
                      ------------------------
                                                                   Capital leases    Operating leases
                                                                   --------------    ----------------
      2000 ..................................................        $ 8,298           $ 4,712
      2001 ..................................................          8,373             1,847
      2002 ..................................................          6,621               718
      2003 ..................................................            549               507
      2004 ..................................................             16               507
      2005 and later ........................................             --               507
                                                                     -------           -------
           Total minimum lease payments .....................         23,857           $ 8,798
                                                                                       =======
      Less estimated executory costs ........................          3,443
                                                                     -------
           Net minimum lease payments .......................         20,414
      Less amount representing interest (at a weighted-
         average interest rate of 10.9%) ....................          2,915
                                                                     -------
      Present value of net minimum capital lease
         payments ...........................................         17,499
      Less current portion of obligations under capital
         leases .............................................          5,483
                                                                     -------
      Obligations under capital leases, excluding
         current portion ....................................        $12,016
                                                                     =======

(9) Capital Stock

Authorized Shares

On October 1, 1998, the Company amended and restated its certificate of incorporation, to increase the number of authorized shares to 104,000,000, consisting of 60,000,000 and 10,000,000 shares of Class A and Class B common stock, respectively; and 12,000,000, 12,000,000 and 10,000,000 shares of Class A, C, and D Preferred Stock respectively; (collectively "Preferred Stock"), all classes with a par value of $0.01 per share.

In March 1999, the Company amended and restated its certificate of incorporation; to increase the number of authorized shares to 190,000,000 consisting of 120,000,000 and 10,000,000 shares of Class A and Class B common stock, respectively; and 12,000,000, 12,000,000, 10,000,000 and 10,000,000
shares of Class A, C, D and E Preferred Stock respectively; and 16,000,000 undesignated Preferred shares (collectively "Preferred Stock"), all classes with a par value of $0.01 per share.

Common Stock

                                 Mail.com, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998

         (All information subsequent to December 31, 1999 is unaudited)

During 1996, the Company issued 2,422,500 shares of Class A common stock (at $0.005 per share) and 10,000,000 shares of Class B common stock (at $0.10 per share) to its founders in exchange for approximately $1.0 million. During 1999 and 1998, Mail.com issued 3,130,324 and 1,831,160 shares, respectively of its Class A common stock to vendors and consultants, as well as to various Mail.com Partners (see note 7). During 1999, the Company issued 2,276,086 shares of Class A common stock in connection with acquisitions and purchase of domain names.

Voting Rights

Each share of Class A common stock shall have one vote per share. Each share of Class B common stock shall have ten votes per share.

Liquidation Preference

In the event of any liquidation or winding up of the Company, holders of the Class B common stock will be entitled, on a pro rata basis, in preference to the holders of the Class A common stock, to an amount equal to the applicable purchase price per share plus any accrued but unpaid dividends.

Preferred Stock

Class A Convertible Preferred Stock

In May 1997, the Company completed a private placement of 3,460,000 shares of Class A Preferred Stock at $1.00 per share for an aggregate price of approximately $3.5 million.

Redeemable Convertible Class C Preferred Stock

In July and August 1998 the company completed a private placement of 3,776,558 Class C preferred shares with detachable warrants at a combined offering price of $3.50 per share ($3.455 per preferred C share and $0.12857 per warrant with each share having 0.35 warrants) was completed for approximately $13.2 million.

Class E Preferred Stock

In March 1999, the Company completed a private placement of 3.2 million shares of Class E preferred stock at $5.00 per share for net proceeds of approximately $15.2 million. These shares automatically converted on a one-for-one basis to an equivalent number of Class A common shares upon the closing of the IPO. As a result of an adjustment to the conversion price made immediately prior to the consummation of the IPO, the Class E stockholders received an additional 166,424 shares of Class A common stock upon the conversion of the Class E preferred stock at the closing of the IPO.

                                 Mail.com, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998

         (All information subsequent to December 31, 1999 is unaudited)

Conversion of Class A, C and E Preferred Stock

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

Class D Preferred Stock

In July 1998, the Company authorized 10,000,000 shares of Class D preferred stock; however, no shares have been issued to date.

Undesignated Preferred Shares

The Company is authorized, without further stockholder approval; to issue authorized but unissued shares of preferred stock in one or more classes or series. 16,000,000 authorized shares of undesignated preferred stock were available for creation and issuance in this manner.

Warrants

In 1997, the Company issued warrants to purchase 20,000 shares of Class A Common Stock at an exercise price of $1.00 per share to a consultant. These warrants are exercisable for a period of 10 years. The Company recorded compensation expense of $4,000 in connection with the issuance of these warrants using a Black Scholes pricing model.

As part of the Private Placement of Class C preferred shares in July and August 1998, 1,321,778 detachable warrants were also issued for proceeds of $170,000 at a value of $0.12857 per warrant. In connection with the March 1999 Class C additional contingent stock issuance obligation settlement, all such warrants were cancelled upon the closing of the IPO. In addition warrants were also issued in July and August 1998 to purchase 179,356 shares of Class A common stock at an exercise price of $3.50 per share. The Company recorded offering costs of $130,000 in connection with the issuance of these warrants using a Black Scholes pricing model. The terms of these warrants are substantially identical to the terms of the warrants issued with the Class C preferred stock, except for the additional contingent stock issuance obligation, anti-dilution provisions, registration rights and cashless exercise. These warrants are exercisable for a period of five years.

During 1999, the Company issued 19,543 warrants to various consultants and a vendor at exercise prices ranging from $5.00 to $11.00 per share. The Company recognized approximately $93,000 of expense using a Black Scholes pricing model.

                                 Mail.com, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998

         (All information subsequent to December 31, 1999 is unaudited)

(10) AT&T Warrant

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

The Company recorded a deferred cost of approximately $4.3 million in the aggregate as a result of the issuance of these warrants. The Company has amortized approximately $980,000 during 1999 and will continue to amortize these charges over the term of the current agreement entered into with AT&T. If the Company does not enter into a definitive agreement, the non-cash charges will be expensed in the fiscal quarter in which both parties have ceased negotiations for the proposed strategic relationship.

(11) CNET/Snap Stock Warrant

In 1998, the Company entered into a partner agreement with CNET, Inc., which was amended shortly thereafter to include Snap, a newly formed entity. Under the agreement, the Company was obligated to issue warrants to purchase a total of
1.5 million shares of Class A common stock upon achievement of a member registration target. The warrants were divided between CNET and Snap and Snap subsequently assigned its portion to NBC Multimedia. CNET and NBC Multimedia exercised their warrants prior to Mail.com's initial public offering, and upon the closing of the initial public offering on June 23, 1999, $7.5 million was transferred from an escrow account to Mail.com's account and the Company issued shares of Class A common stock to CNET and NBC Multimedia.

(12) Lycos Stock Warrant

In October 1997, the Company entered into a partner agreement with Lycos, Inc. As part of this agreement, a stock warrant for 2,000,000 Class A preferred shares was granted at an exercise price of $2.00 per share, the fair market value at the date of grant. The Company recorded a non-cash charge of $48,000, based upon the fair market value of the stock warrant, using a Black Scholes pricing model. In March 1998, Lycos exercised its warrant in accordance with this agreement whereby the Company received 100,062 shares of Lycos stock valued at $39.98 per share on the

                                 Mail.com, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998

         (All information subsequent to December 31, 1999 is unaudited)

closing date, which the Company sold over the next week for proceeds totaling approximately $4.4 million. The Company recognized a gain of approximately $438,000 on such sale.

(13) Stock Options

Between 1996 and 1999, the Board of Directors have approved stock option plans that permit the issuance of incentive stock options and nonqualified stock options to purchase up to 8,500,000 common shares. Most options are granted at fair market value, except as noted below, and are for periods not to exceed 10 years.

During 1998, 40,000 options were issued to a key executive at an exercise price of $3.50 per share. Such options were contingent upon the executive achieving a specified target. Such options were issued when the executive achieved a specific target at the then fair value of the Company's common stock of $3.50 per share. Accordingly, no compensation expense was recorded.

During 1998, 402,975 options were issued to a key executive at an exercise price of $2.00 per share, all of which were granted in 1998. Such options were outside of the Company's Stock Option Plans and contingent upon the Company achieving specified advertising revenue targets, as defined. For the year ended December 31, 1998, the Company recorded deferred compensation expense of approximately $1.1 million in the aggregate in connection with these grants, representing the difference between the deemed fair value of the Company's stock at the date of each grant and the $2.00 per share exercise price of the related options. This amount is presented as a reduction of stockholders' equity (deficit) and amortized over the three-year vesting period from the achievement of the performance targets, which was concurrent with each option grant. The Company has amortized $365,000 and $71,000 of deferred compensation related to this grant for the years ended December 31, 1999 and 1998, respectively. The Company will amortize the remaining deferred compensation over the remaining vesting period.

For the years ended December 31, 1999, 1998 and 1997, the Company recorded compensation expense of approximately $93,000, $442,000 and, $52,000, respectively, for stock option and warrant issuances. Such amounts include the CNET and Lycos warrants (see notes 11 and 12).

During 1999, certain non-bonus eligible employees purchased 84,380 common stock options for $2.50 per share in cash having an exercise price of $5.00 per share, the fair market value at the date of the grant.

During the second quarter of 1999, the Company issued 105,150 and 5,000 stock options to certain employees at $5.00 per share. The fair value of the Company's common stock on the dates of grant was $11 and $7 per share, respectively. Accordingly, the Company recorded deferred compensation of approximately $641,000 in connection with these options, which are being amortized over the 4 year vesting period of the applicable options.

During 1999, the Board of Directors approved separate stock option plans that permitted the issuance of nonqualified stock options to employees of Allegro, TCOM, iFan and Lansoft to purchase shares of Mail.com Class A common stock. The number of options authorized was 625,000, 459,330, 16,965 and 100,000, respectively. The exercise

                                 Mail.com, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998

         (All information subsequent to December 31, 1999 is unaudited)

prices were $16.00, $13.06, $11.41 and $17.06 respectively. All options were granted at fair value and vest quarterly over 4 years subject to continued employment.

The Company applies Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the fair value of the underlying common stock on the date of grant, no compensation expense has been recognized for its stock option grants to employees and directors. Had compensation expense for the Company's stock option grants been determined based on the fair value at the grant date for awards consistent with the method of SFAS No. 123, the Company's net loss attributable to common stockholders would have increased the pro forma amounts for each year indicated below:

($ in thousands, except per share amounts)          Year ended December 31,
                                                  ---------------------------
                                                   1999        1998      1997
                                                   ----        ----      ----
Net loss attributable to common stockholders:
      As reported .............................  $(61,571)   $(12,525)  $(2,996)
      Pro forma ...............................  $(66,158)   $(14,134)  $(3,595)
Basic and diluted net loss per common share:
      As reported .............................  $  (1.96)   $  (0.86)  $ (0.21)
      Pro forma ...............................  $  (2.11)   $  (0.97)  $ (0.25)

The resulting effect on the pro forma net loss disclosed for the years ended December 31, 1999, 1998 and 1997 is not likely to be representative of the effects of the net loss on a pro forma basis in future years, because the pro forma results include the impact of only one, two and three years, respectively, of grants and related vesting, while subsequent years will include additional grants and vesting. For purposes of pro-forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period.

The fair value of each option grant is estimated on the date of grant using the Black Scholes method option-pricing model with the following assumptions used for grants made in 1999: dividend yield of zero (0%) percent, average risk-free interest rate of 5.60%, expected life of 5 years and volatility of 0% for grants made prior to Mail.com's initial public offering and 90% for grants made after Mail.com's initial public offering. The following assumptions were used for grants made in 1998 and 1997: dividend yield of zero (0%) percent, average risk-free interest rate ranging from 5.81% to 6.89%, expected life of 10 years and volatility of 0%.

                                 Mail.com, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998

         (All information subsequent to December 31, 1999 is unaudited)

A summary of the Company's stock option activity and weighted average exercise prices is as follows:

                                                                For the Year Ended December 31,
                                                 -------------------------------------------------------------------
                                                         1999                  1998                   1997
                                                 -------------------------------------------------------------------
                                                             Weighted               Weighted                Weighted
                                                             Average                Average                 Average
                                                             Exercise               Exercise                Exercise
                                                 Options     Price      Options     Price      Options      Price
                                                 -------     --------   -------     --------   -------      --------
Options outstanding at beginning of period ....  6,656,296   $ 1.93     3,901,321   $0.94      2,195,770    $0.27
                                                 ---------   ------     ---------   -----      ---------    -----
Options granted ...............................  3,702,792   $11.25     3,086,884   $3.18      2,176,130    $1.85
Options canceled ..............................   (399,993)  $ 5.44      (331,909)  $1.85       (470,579)   $0.35
Options exercised .............................   (182,142)  $ 1.93            --      --             --       --
                                                 ---------   ------     ---------   -----      ---------    -----
Options outstanding at end of period ..........  9,776,953   $ 5.34     6,656,296   $1.93      3,901,321    $0.94
                                                 =========   ======     =========   =====      =========    =====
Options exercisable at period end .............  5,121,928              3,230,469              2,108,028
                                                 =========              =========              =========
Weighted average fair value of options granted
     during the period ........................  $7.41                  $1.48                  $0.81
                                                 =====                  =====                  =====

The following table summarizes information about stock options outstanding and exercisable at December 31, 1999:

                              Options Outstanding                                      Options Exercisable
--------------------------------------------------------------------------------   --------------------------------
                                          Weighted Average
Range of Exercise        Number               Remaining       Weighted Average        Number     Weighted Average
        Prices        Outstanding         Contractual Life     Exercise Price      Exercisable    Exercise Price
--------------------------------------------------------------------------------   --------------------------------
$ 0.10                   832,292                6.4                $ 0.10             751,042          $ 0.10
$ 0.20                    62,500                6.4                $ 0.20              51,250          $ 0.20
$ 0.50                   903,270                6.9                $ 0.50             841,550          $ 0.50
$ 1.00                   806,626                6.5                $ 1.00             680,376          $ 1.00
$ 2.00                 1,772,715                8.0                $ 2.00           1,216,798          $ 2.00
$ 3.50-$5.00           2,800,307                8.5                $ 4.12           1,356,688          $ 3.97
$ 7.00                   405,553                9.4                $ 7.00              68,206          $ 7.00
$10.52-$15.75          1,126,307                9.5                $13.10              99,439          $12.07
$15.81-$22.50          1,043,883                9.7                $16.81              55,736          $16.86
$24.44-$27.13             23,500                9.8                $25.19                 843          $24.44
                       ---------                ---                ------           ---------          ------
                       9,776,953                8.2                $ 5.32           5,121,928          $ 2.27
                       =========                ===                ======           =========          ======

(14) Income Taxes

There is no provision for federal, state or local income taxes for all periods presented, since the Company has incurred losses since inception. At December 31, 1999, the Company had approximately $52.8 million of federal net operating loss carryforwards available to offset future taxable income. Such carryforwards expire in various years through 2019. The Company has recorded a full valuation allowance against its deferred tax assets since management believes that, after considering all the available objective evidence, it is not more likely than not that

                                 Mail.com, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998

         (All information subsequent to December 31, 1999 is unaudited)

these assets will be realized. The tax effect of temporary differences that give rise to significant portions of federal deferred tax assets principally consists of the Company's net operating loss carryforwards.

Under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), the utilization of net operating loss carryforwards may be limited under the change in stock ownership rules of the Code. The Company has not yet determined whether an ownership change has occurred.

The effects of temporary differences and tax loss carryforwards that give rise to significant portions of federal deferred tax assets and deferred tax liabilities at December 31, 1999 and 1998 are presented below, in thousands.

                                                          December 31,
                                                     --------------------
                                                         1999        1998
                                                     --------------------
      Deferred tax assets:
      Net operating loss carryforwards ...........   $ 24,285    $  6,292
      Deferred revenues ..........................        880         979
      Accounts receivable principally due to
           allowance for doubtful accounts .......        334          42
      Non-cash compensation ......................        270          49
      Plant and equipment, principally due to
           differences in depreciation ...........      1,664         (51)
      Other ......................................         62          62
                                                     --------    --------
      Gross deferred tax assets ..................     27,495       7,373
      Less: valuation allowance ..................    (27,495)     (7,373)
                                                     --------    --------
      Net deferred tax assets ....................   $     --    $     --
                                                     ========    ========

(15) Valuation and Qualifying Accounts

Additions and write-offs charged to the allowance for doubtful accounts is presented below, in thousands.

                                                                    Additions
                                                      Balance at    charged to
                                                     beginning of   costs and    Deductions/  Balance at end
Allowance for doubtful accounts                         year        expenses     write-offs     of period
-------------------------------                         ----        --------     ----------     ---------
For the year ended December 31, 1997...............    $  --          $  --        $  --          $  --
For the year ended December 31, 1998...............    $  --          $  92        $  --          $  92
For the year ended December 31, 1999...............    $  92          $ 203        $  98          $ 197

                                 Mail.com, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998

         (All information subsequent to December 31, 1999 is unaudited)

(16) Quarterly Financial Information - Unaudited

Condensed Quarterly Consolidated Statements of Operations
(in thousands, except per share data)

                                                     1999                                            1998
                                  --------------------------------------------    --------------------------------------------
                                   Fourth     Third       Second      First        Fourth     Third        Second     First
                                   Quarter    Quarter     Quarter     Quarter      Quarter    Quarter      Quarter    Quarter
                                  --------------------------------------------    --------------------------------------------
Revenue .......................   $  6,116    $  3,350    $  2,057    $  1,186    $  1,003    $    273    $    139    $     80
Cost of revenues ..............      6,058       4,199       2,043       1,478       1,146         801         592         352
                                  --------------------------------------------    --------------------------------------------
Gross profit/(loss) ...........         58        (849)         14        (292)       (143)       (528)       (453)       (272)
Operating expenses ............     22,016      16,341       8,085       6,132       6,879       2,802       1,288         766
                                  --------------------------------------------    --------------------------------------------
Loss from operations ..........    (21,958)    (17,190)     (8,071)     (6,424)     (7,022)     (3,330)     (1,741)     (1,038)
Other income/(expense), net ...      5,885         618         109          16          84          83         445          (6)
                                  --------------------------------------------    --------------------------------------------
Net loss ......................    (16,073)    (16,572)     (7,962)     (6,408)     (6,938)     (3,247)     (1,296)     (1,044)
                                  --------------------------------------------    --------------------------------------------
Net loss attributable to common
    stockholders ..............    (16,073)    (16,572)    (22,518)     (6,408)     (6,938)     (3,247)     (1,296)     (1,044)
                                  --------------------------------------------    --------------------------------------------
Basic and diluted loss per
    common share ..............   $  (0.36)   $  (0.38)   $  (1.09)   $  (0.39)   $  (0.45)   $  (0.22)   $  (0.09)   $  (0.07)
                                  --------------------------------------------    --------------------------------------------

Due to changes in the number of shares outstanding, quarterly loss per share amounts do not necessarily add to the totals for the years.

(17) Subsequent Events - Unaudited

401(k) Plan

On January 3, 2000, the Company established a 401(k) Plan ("the plan"). In order to participate in the plan, employees must be 21 years old and have completed three months of service with the Company, except for those employed on December 31, 1999, who met the age requirement are automatically eligible to participate in the plan. Subject to Internal Revenue Service Code limitations, participants may contribute from 1% to 15% of pay each pay period on a before tax basis. Such contributions are fully and immediately vested. The Company will match 50% of the first 6% of an employee's contribution with shares of Mail.com Class A common stock. Vesting of the Company's matching contributions begins at 20% after the first anniversary of date of hire or plan commencement date, whichever is later, increasing by 20% each year thereafter through the fifth year until full vesting occurs.

Promissory Note

On January 21, 2000, the Company executed a promissory note ("Note") whereby the Company would lend up to $2 million to a company ("Borrower"). The loan has been made in four periodic increments of up to $500,000 through March 2000. Repayment of the loan along with interest calculated at an annual rate of 7% is due on September 30, 2000. If the Borrower completes debt or equity financing at any time prior to the payment in full of all principal and interest on the Note, the Borrower shall immediately apply all of the proceeds of, or the necessary portion of such financing (net of documented out-of-pocket expenses) on the closing date of financing to prepay in full the outstanding principal amount of (and related accrued interest on) this Note.

7% Convertible Subordinated Notes

On January 26, 2000, the Company issued $100 million of 7% Convertible Subordinated Notes ("the Notes"). Interest on the Notes is payable on February 1 and August 1 of each year, beginning on August 1, 2000. The Notes are convertible by holders into shares of Mail.com Class A common stock at a conversion price of $18.95 per share (subject to adjustment in certain events) beginning 90 days following the issuance of the Notes.

The notes will mature on February 1, 2005. Prior to February 5, 2003 the Notes may be redeemed at the Company's option ("the Provisional Redemption"), in whole or in part, at any time or from time to time, at certain redemption prices, plus accrued and unpaid interest to the date of redemption if the closing price of the Class A common stock shall have equaled or exceeded specified percentages of the conversion price then in effect for at least 20 out of 30 consecutive days on which the Nasdaq national market is open for the transaction of business prior to the date of mailing the notice of Provisional Redemption. Upon any Provisional Redemption, the Company will be obligated to make an additional payment in an amount equal to the present value of the aggregate value of the interest payments that would thereafter have been payable on the notes from the Provisional Redemption Date to, but not including, February 5, 2003. The present value will be calculated using the bond equivalent yield on U.S. Treasury notes or bills having a term nearest the length to that of the additional period as of the day immediately preceding the date on which a notice of Provisional Redemption is mailed.

                                 Mail.com, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998

         (All information subsequent to December 31, 1999 is unaudited)

On or after February 5, 2003 the Notes may be redeemed at the Company's option, in whole or in part, in cash at the specified redemption prices, plus accrued interest to the date of redemption.

NetMoves

On February 8, 2000, Mail.com completed its acquisition of NetMoves Corporation ("NetMoves") pursuant to an Agreement and Plan of Merger dated as of December 11, 1999, (the "Merger Agreement") among Mail.com, NetMoves and Mast Acquisition Corp., a wholly owned subsidiary of Mail.com ("Merger Sub"). Merger Sub merged with and into NetMoves, with NetMoves surviving as a wholly owned subsidiary of Mail.com (the "Merger").

In the Merger, each outstanding share of NetMoves common stock was converted into the right to receive 0.385336 shares of Mail.com Class A common stock, with cash being paid in lieu of fractional shares of Mail.com Class A common stock. In addition, the Company assumed outstanding options and warrants of NetMoves which represent the right to purchase 962,443 shares and 57,343 shares respectively, of Class A common stock at weighted average exercise prices of $6.69 and $8.64, respectively.

In addition to the rollover of existing options, Mail.com granted options to NetMoves employees to purchase approximately 575,000 shares of Mail.com Class A common stock at an exercise price of $17.50 per share, the then fair value. These options vest quarterly over 4 years subject to continued employment.

The acquisition will be accounted for using the purchase method of accounting. Mail.com intends to allocate a portion of the purchase price to the fair market value of the acquired assets and liabilities assumed of NetMoves as of the date of the closing. The excess of the purchase price over the fair market value of the acquired assets and liabilities assumed of NetMoves will be allocated to goodwill and other intangible assets. Goodwill and other intangible assets are expected to be amortized over a period of 3 years, the expected estimated period of benefit. The purchase price allocation is dependant upon the final outcome of the valuation and appraisals of the fair market value of the acquired assets and assumed liabilities of NetMoves at the date of acquisition, as well as the potential identification of certain intangible assets such as customer lists, etc.

The Company is in the process of performing an independent valuation of NetMoves estimated acquired in-process technology. Up to $18 million of the purchase price of NetMoves is expected to be allocated to in-process technology based upon a preliminary independent appraisal which determined that the new versions of the various fax technologies acquired from NetMoves had not been developed into the platform required by Mail.com by the anticipated acquisition date. As a result, Mail.com will be required to expend significant capital expenditures to successfully integrate and develop the new versions of various fax technologies, for which there is considerable risk that such technologies will not be successfully developed, and if such technologies are not successfully developed, there will be no alternative use for the technologies. The various fax technologies are enabling technologies for fax communications and include message management and reporting. Mail.com's statements of operations will reflect a write-off of the amount of purchase price allocated to in-process technology.

                                 Mail.com, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998

         (All information subsequent to December 31, 1999 is unaudited)

eLong.com, Inc.

On March 14, 2000, Mail.com, Inc. acquired eLong.com, Inc., a Delaware corporation ("eLong.com"). eLong.com, through its wholly-owned subsidiary in the People's Republic of China, operates the Web Site www.eLong.com, which is a local content provider. The acquisition will be accounted for as a purchase business combination. Concurrently with the Merger, eLong.com changed its name to Asia.com, Inc. ("Asia.com"). In the Merger, Mail.com issued to the former stockholders of eLong.com an aggregate of 3,599,491 shares of Mail.com Class A common stock. All outstanding options to purchase eLong.com common stock were converted into options to purchase an aggregate of 279,289 shares of Mail.com Class A common stock. In addition, Mail.com is obligated to issue up to an additional 719,899 shares of Mail.com Class A common stock in the aggregate to the former stockholders of eLong.com if Mail.com or Asia.com acquires less than $50.0 million in value of businesses engaged in developing, marketing or providing consumer or business internet portals and related services focused on the Asian market or a portion thereof, or businesses in furtherance of such a business, prior to March 14, 2001. The actual amount of shares issued will be based upon the amount of any shortfall in acquisitions below the $50.0 million target amount.

      In the Merger, certain former stockholders of eLong.com retained shares of Class A common stock of Asia.com representing approximately 4.0% of the outstanding common stock of Asia.com. Under a Contribution Agreement with Asia.com these stockholders contributed an aggregate of $2.0 million in cash to Asia.com in exchange for an additional 792,079 shares of Class A common stock of Asia.com, representing approximately 1.9% of the outstanding common stock of Asia.com. Pursuant to the Contribution Agreement, Mail.com (1) contributed to Asia.com the domain names Asia.com and Singapore.com and $10.0 million in cash and (2) agreed to contribute to Asia.com up to an additional $10.0 million in cash over the next 12 months and to issue, at the request of Asia.com, up to an aggregate of 242,424 shares of Mail.com Class A common stock. As a result of the transactions effected pursuant to the Merger Agreement and the Contribution Agreement, Mail.com owns shares of Class B common stock of Asia.com representing approximately 94.1% of the outstanding common stock of Asia.com. Asia.com granted to management employees of Asia.com options to purchase Class A common stock of Asia.com representing 10% of the outstanding shares of common stock after giving effect to the exercise of such options.

      The shares of Class A common stock of Asia.com are entitled to one vote per share and the shares of Class B common stock of Asia.com are entitled to 10 votes per share. The shares of Class A common stock and Class B common stock are otherwise subject to the same rights and restrictions.

Minority Investment

On March 16, 2000, in exchange for $2 million in cash and 185,686 shares of Mail.com Class A common stock valued at approximately $2.9 million, Mail.com acquired a domain name from and made a 10% investment in Software Tool and Die, a Massachusetts Corporation. Software Tool and Die is an Internet Service Provider and provides Web hosting services.

                                 Mail.com, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998

         (All information subsequent to December 31, 1999 is unaudited)

Investment and Note Payable

On March 24, 2000, the Company executed definitive agreements to acquire a Mauritius entity to facilitate future investments in India. The terms were $400,000 in cash and $1 million 7% note payable due one year from closing. The transaction is expected to close on March 31, 2000, subject to certain specified conditions.

AT&T Warrants

Effective March 30, 2000, the May 26, 1999 letter agreement and the July 26, 1999 interim agreement between the Company and AT&T was terminated. Under the May 26, 1999 letter agreement, AT&T will retain the warrants to purchase 1,000,000 shares of Class A common stock at $11.00 per share. AT&T may exercise their warrants at any time on or before December 31, 2000. If AT&T exercises the warrants, they may not sell or otherwise transfer to a third party the warrants or the shares issuable upon exercise of the warrants until May 26, 2004. If AT&T does not exercise the warrants on or before December 31, 2000, the warrants will expire and be cancelled. As a result of this termination, the Company will incur a non-cash accounting charge of approximately $3.3 million during the first quarter of 2000. See Note 10 of the Notes to Consolidated Financial Statements.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2000.

                           Mail.Com, Inc.
                           By /S/ GERALD GORMAN*
                           ---------------------
                           (Gerald Gorman, Chairman and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2000.

/s/GERALD GORMAN*           Chairman and Chief Executive Officer
-----------------           (Principal Executive Officer)
(Gerald Gorman)

/s/GARY MILLIN*             Chief Executive Officer, WORLD.com, Director
------------------
(Gary Millin)

/s/LON OTREMBA*             President, Director
------------------
(Lon Otremba)

/s/CHARLES WALDEN*          Executive Vice President, Technology, Director
---------------------
(Charles Walden)

/s/DEBRA MCCLISTER*         Executive Vice President and Chief Financial Officer
---------------------       (Principal Accounting and Financial Officer)
(Debra McClister)

/s/THOMAS MURAWSKI*         Chief Executive Officer, Mail.com Business
---------------------       Messaging Services, Inc., Director
(Thomas Murawski)

/s/DAVID AMBROSIA*          Executive Vice President, General Counsel
---------------------       and Secretary
(David Ambrosia)

/s/WILLIAM DONALDSON*       Director
---------------------
(William Donaldson)

/s/STEPHEN KETCHUM*         Director
---------------------
(Stephen Ketchum)

/s/JACK KUEHLER*            Director
------------------
(Jack Kuehler)


                           *By /S/ DAVID AMBROSIA
                            ---------------------
                           (David Ambrosia, Attorney-in-Fact)

                                    Part III

The information required by Items 10 through 13 in this part is omitted Pursuant to Instruction G of form 10-K since the Corporation intends to File with the Commission a definitive Proxy Statement, pursuant to Regulation 14A, not later than 120 days after December 31, 1999.

                                     Part IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Exhibits.

2.1 Agreement and Plan of Merger dated as of December 11, 1999 by and among Mail.com, Inc., Mast Acquisition Corp. and NetMoves Corporation. (Incorporated by reference to Exhibit 2.1 of Mail.com, Inc.'s Current Report on Form 8-K filed December 16, 1999)

2.2 Form of Company Voting Agreement dated as of December 11, 1999 by and between Mail.com, Inc. and certain directors and officers of NetMoves Corporation. (Incorporated by reference to Exhibit 2.2 of Mail.com, Inc.'s Current Report on Form 8-K filed on December 16, 1999)

2.3 Agreement and Plan of Merger dated as of March 14, 2000 by and among Mail.com, Inc., Asia.com, Inc., eLong.com, Inc. and the Stockholders of eLong.com, Inc. (Incorporated by reference to Exhibit 2.1 of Mail.com, Inc.'s Current Report on Form 8-K filed on March 28, 2000)

3.1 Amended and Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 of the Registrant's Registration Statement on Form S-1 (File No. 333-74353) (the "IPO Registration Statement"))

3.2 Bylaws. (Incorporated by reference to Exhibit 3.2 of the IPO Registration Statement)

4.1     Specimen common stock certificate. (Incorporated by reference to Exhibit
        4.1 of the IPO Registration Statement)

10.1 Employment Agreement between Mail.com, Inc. and Gerald Gorman dated April 1, 1999. (Incorporated by reference to Exhibit 10.1 of the IPO Registration Statement)

10.2 Employment Agreement between Mail.com, Inc. and Gary Millin dated April 1, 1999. (Incorporated by reference to Exhibit 10.2 of the IPO Registration Statement)

10.3 Employment Agreement between Mail.com, Inc. and Lon Otremba dated April 1, 1999. (Incorporated by reference to Exhibit 10.3 of the IPO Registration Statement)

10.4 Employment Agreement between Mail.com, Inc. and Debra McClister dated April 1, 1999. (Incorporated by reference to Exhibit 10.4 of the IPO Registration Statement)

10.5 Employment Agreement between Mail.com, Inc. and Charles Walden dated February 4, 1999. (Incorporated by reference to Exhibit 10.5 of the IPO Registration Statement)

10.6 Employment Agreement between Mail.com, Inc. and David Ambrosia dated May 19, 1999. (Incorporated by reference to Exhibit 10.6 of the IPO Registration Statement)

10.7 Stock Option Agreement between Mail.com and Charles Walden dated January 1, 1998. (Incorporated by reference to Exhibit 10.7 of the IPO Registration Statement)

10.8 Stock Option Agreement between Mail.com, Inc. and Gary Millin dated December 31, 1996. (Incorporated by reference to Exhibit 10.8 of the IPO Registration Statement)

10.9 Stock Option Agreement between Mail.com, Inc. and Gary Millin dated June 1, 1996. (Incorporated by reference to Exhibit 10.9 of the IPO Registration Statement)

10.10 Stock Option Agreement between Mail.com, Inc. and Gary Millin dated February 1, 1997. (Incorporated by reference to Exhibit 10.10 of the IPO Registration Statement)

10.11 Stock Option Agreement between Mail.com, Inc. and Gerald Gorman dated December 31, 1996. (Incorporated by reference to Exhibit 10.11 of the IPO Registration Statement)

10.12 Stock Option Agreement between Mail.com, Inc. and Gerald Gorman dated June 1, 1996. (Incorporated by reference to Exhibit 10.12 of the IPO Registration Statement)

10.13 Stock Option Agreement between Mail.com, Inc. and Lon Otremba dated June 30, 1998. (Incorporated by reference to Exhibit 10.13 of the IPO Registration Statement)

10.14   1996 Employee Stock Option Plan. (Incorporated by reference to Exhibit
        10.14 of the IPO Registration Statement)

10.15   1997 Employee Stock Option Plan. (Incorporated by reference to Exhibit
        10.15 of the IPO Registration Statement)

10.16   1998 Employee Stock Option Plan. (Incorporated by reference to Exhibit
        10.16 of the IPO Registration Statement)

10.17   1999 Employee Stock Option Plan. (Incorporated by reference to Exhibit
        10.17 of the IPO Registration Statement)

10.18 Lease between Mail.com, Inc. and Braun Management and six amendments thereto, the most recent dated May 21, 1998. (Incorporated by reference to Exhibit 10.18 of the IPO Registration Statement)

10.19 Lease between Mail.com, Inc. and Spitfire Marketing Systems Inc. dated August 14, 1998. (Incorporated by reference to Exhibit 10.19 of the IPO Registration Statement)

10.20 Space License Agreement and three amendments thereto between Mail.com, Inc. and Telehouse International Corporation of America, Inc., the most recent amendment dated March 9, 1999. (Incorporated by reference to Exhibit 10.20 of the IPO Registration Statement)

10.21 Lease between Mail.com, Inc. and 55 Madison Associates dated September 15, 1998. (Incorporated by reference to Exhibit 10.21 of the IPO Registration Statement)

10.22 Lease Agreement between Mail.com, Inc. and Leastec Sylvan Credit dated June 20, 1996. (Incorporated by reference to Exhibit 10.22 of the IPO Registration Statement)

10.23 Master Lease Agreement between Mail.com, Inc. and RCC dated July 17, 1998. (Incorporated by reference to Exhibit 10.23 of the IPO Registration Statement)

10.24 Lease Agreement between Mail.com, Inc. and Pacific Atlantic Systems Leasing, dated January 22, 1999. (Incorporated by reference to Exhibit
        10.24 of the IPO Registration Statement)

10.25 Class A Preferred Stock Purchase Agreement dated May 27, 1997. (Incorporated by reference to Exhibit 10.25 of the IPO Registration Statement)

10.26 Waiver, Consent and Amendment to Class A Preferred Stock Purchase Agreement and Investors' Rights Agreement, dated July 31, 1998. (Incorporated by reference to Exhibit 10.26 of the IPO Registration Statement)

10.27 Accession Agreement among Mail.com, Inc. and Primus Capital Fund IV Limited Partnership and the Primus Executive Fund Limited Partnership dated August 31, 1998. (Incorporated by reference to Exhibit 10.27 of the IPO Registration Statement)

10.28 Letter Agreement among Gerald Gorman, Primus Capital Fund Limited Partnership and the Primus Executive Fund Limited Partnership dated August 31, 1998. (Incorporated by reference to Exhibit 10.28 of the IPO Registration Statement)

10.29 Class E Preferred Stock Investors' Rights Agreement dated March 10, 1999. (Incorporated by reference to Exhibit 10.29 of the IPO Registration Statement)

10.30 Observer Rights Agreement among the Company, Primus, et. al., and Sycamore Ventures dated August 31, 1998. (Incorporated by reference to
        Exhibit 10.30 of the IPO Registration Statement)

10.31 Investors' Rights Agreement between NBC Multimedia, Inc., CNET, Inc. and Mail.com, Inc. dated March 1, 1999. (Incorporated by reference to
        Exhibit 10.31 of the IPO Registration Statement)

10.32 Lycos Term Sheet Agreement dated October 8, 1997 and the amendments thereto. (Incorporated by reference to Exhibit 10.32 of the IPO Registration Statement)

10.33   CNET Warrants dated March 1, 1999. (Incorporated by reference to Exhibit
        10.33 of the IPO Registration Statement)

10.34 NBC Multimedia Warrants dated March 1, 1999. (Incorporated by reference to Exhibit 10.34 of the IPO Registration Statement)

10.35 Stock Purchase Agreement between Mail.com, Inc. and CNN Interactive dated July 7, 1998. (Incorporated by reference to Exhibit 10.35 of the IPO Registration Statement)

10.36 Agreement between CNET, Inc., and Mail.com, Inc. dated May 13, 1998. (Incorporated by reference to Exhibit 10.36 of the IPO Registration Statement)

10.37 Letter Agreement between CNET, Inc., Snap Internet Portal Service and Mail.com, Inc. dated as of June 16, 1998. (Incorporated by reference to Exhibit 10.37 of the IPO Registration Statement)

10.38 Letter Agreement between CNET, Inc., Snap Internet Portal Service, NBC Multimedia, Inc. and Mail.com, Inc. dated as of February 8, 1999. (Incorporated by reference to Exhibit 10.38 of the IPO Registration Statement)

10.39 Agreement between NBC Multimedia, Inc. and Mail.com, Inc. dated February 8, 1998. (Incorporated by reference to Exhibit 10.39 of the IPO Registration Statement)

10.40 Marketing Agreement between DLJ Direct, Inc. and Mail.com, Inc. dated March 26, 1999. (Incorporated by reference to Exhibit 10.40 of the IPO Registration Statement)

10.41 Equipment Financing Agreement between Pentech Financial Services, Inc. and Mail.com, Inc. dated May 1, 1999. (Incorporated by reference to
        Exhibit 10.41 of the IPO Registration Statement)

10.42   AT&T Corp. Warrant dated May 26, 1999. (Incorporated by reference to
        Exhibit 10.42 of the IPO Registration Statement)

10.43 Investor Rights Agreement between Mail.com, Inc. and AT&T Corp. dated May 26, 1999. (Incorporated by reference to Exhibit 10.43 of the IPO Registration Statement)

10.44 Letter Agreement between AT&T Corp. and Mail.com, Inc. dated May 26, 1999. (Incorporated by reference to Exhibit 10.44 of the IPO Registration Statement)

10.45 Equipment Financing Lease--EMC Corporation. (Incorporated by reference to Exhibit 99.1 of Mail.com, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999)

10.46 Equipment Financing Lease--Pentech Financial Services, Inc.(Incorporated by reference to Exhibit 99.2 of Mail.com, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999)

10.47 Equipment Financing Lease--Pentech Financial Services, Inc. (Incorporated by reference to Exhibit 99.3 of Mail.com, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999)

10.48 Investor Rights Agreement dated July 14, 1999 between Mail.com, Inc. and 3Cube, Inc. (Incorporated by reference to Exhibit 99.4 of Mail.com, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999)

10.49 Agreement and Plan of Merger dated as of August 20, 1999 among Mail.com, Inc., AG Acquisition Corp., The Allegro Group, Inc. and the Shareholders of The Allegro Group, Inc. (Incorporated by reference to Exhibit 2.1 of Mail.com, Inc.'s Current Report on Form 8-K filed August 23, 1999)

10.50 Sublease Agreement between Mail.com, Inc. and Depository Trust Company. (Incorporated by reference to Exhibit 10.ii(D)(1) of Mail.com, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999)

10.51   Data Center Office Lease with AT&T. (Incorporated by reference to
        Exhibit 10.ii(D)(2) of Mail.com, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999)

10.52 Lease Agreement between Mail.com and Forsyth/McArthur Associates. (Incorporated by reference to Exhibit 10.ii(D)(3) of Mail.com, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999)

10.53 Mail.com, Inc. Allegro Group Stock Option Plan. (Incorporated by reference to Exhibit 10.iii(A)(1) of Mail.com, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999)

10.54   Mail.com, Inc. TCOM Stock Option Plan. (Incorporated by reference to
        Exhibit 10.iii(A)(2) of Mail.com, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999)

10.55 Indenture dated as of January 26, 2000 by and between Mail.com, Inc. and American Stock Transfer & Trust Company, as Trustee. (Incorporated by reference to Exhibit 10.55 of Mail.com, Inc.'s Post-Effective Amendment No. 1 to Form S-4 registration Statement (File No. 333-94807) filed on February 3, 2000).

10.56 Registration Agreement dated as of January 26, 2000 by and between Mail.com, Inc., Salomon Smith Barney Inc., PaineWebber Incorporated, SG Cowen Securities Corporation and Sands Brothers & Co., Ltd.

        (Incorporated by reference to Exhibit 10.56 of Mail.com, Inc.'s Post-Effective Amendment No. 1 to Form S-4 registration Statement (File No. 333-94807) filed on February 3, 2000).

10.57   1990 Stock Option Plan (incorporated by reference to exhibit 10. exhibit
        3.3 to NetMoves Corporation's Registration Statement on Form S-1, Registration No. 333-09613 ("NetMoves Registration Statement ")).

10.58 1996 Stock Option/Stock Issuance Plan (incorporated by reference to exhibit 10.4 to the NetMoves Registration Statement).

10.59* Telecommunications Services Agreement, between LDDS WorldCom and NetMoves Corporation, dated December 1, 1996 (incorporated by reference to exhibit 10.8 to the NetMoves Corporation's Report on Form 10-Q for the quarter ended March 31, 1997).

10.60* Agreement between MCI Telecommunications Corporation and NetMoves Corporation, effective March 1, 1996 (incorporated by reference to exhibit 10.9 to the NetMoves Registration Statement).

10.61 Lease Agreement, dated May 28, 1992, between Metro Four Associates Limited Partnership, Thornall Associates and NetMoves Corporation (the "Metro Four Lease "), as extended and amended prior to May 5, 1997 (incorporated by reference to exhibit 10.10 to the NetMoves Registration Statement).

10.62   Amendment to Metro Four Lease, dated May 5, 1997.

10.63 Loan and Security Agreement, dated September 26, 1997, between NetMoves Corporation and Silicon Valley Bank.

10.64 Letter Agreement, dated November 1, 1994 between Telstra Incorporated and NetMoves Corporation (incorporated by reference to exhibit 10.12 to the NetMoves Registration Statement).

10.65 Series B Preferred Stock Warrant between NetMoves Corporation and Comdisco, Inc., dated May 30, 1991 (incorporated by reference to exhibit
        10.14 to the NetMoves Registration Statement).

10.66 Series B Preferred Stock Warrant between NetMoves Corporation and Comdisco, Inc., dated September 16, 1992 (incorporated by reference to exhibit 10.15 to the NetMoves Registration Statement).

10.67 Loan and Security Agreement, dated March 27, 1998, between NetMoves Corporation and Silicon Valley Bank.

10.68 Purchase Agreement, dated December 24, 1998, between NetMoves Corporation and the Tail Wind Fund Ltd. (incorporated by reference to
        Exhibit 10.1 to NetMoves Corporation's Registration Statement on Form S-3, Registration No. 333-70915).

10.69 Common Stock Warrant between NetMoves Corporation and the Tail Wind Fund Ltd., dated December 28, 1998 (incorporated by reference to Exhibit 10.2 to NetMoves Corporation's Registration Statement on Form S-3, Registration No. 333-70915)

10.70** Registration Rights Agreement between Mail.com and certain former stockholders of eLong.com, Inc. listed therein, dated as of March 14, 2000.

10.71** Registration Rights Agreement between Mail.com and STD d/b/a Software
        Tool & Die, dated as of March 16, 2000.

21      Subsidiaries of Mail.com, Inc.

23      Consent of KPMG LLP.

24      Power of Attorney.

27      Financial Data Schedule

----------
*       Confidential treatment granted.
**      Filed herewith