Form 10-Q
period 2000-03-31
MAIL COM INC
filed 2000-05-15
CIK 1081661

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934



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


Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Common stock outstanding at April 28, 2000: Class A common stock $0.01 par value 46,800,043 shares, and Class B common stock $0.01 par value 10,000,000 shares.

                                 MAIL.COM, INC.
                                 MARCH 31, 2000
                                    FORM 10-Q
                                      INDEX

                                                                                                     Page
                                                                                                    Number
                                                                                                    ------
PART I:     Financial Information
   Item 1:  Condensed Consolidated Financial Statements:

            Condensed Consolidated Balance Sheets as of March 31, 2000 (unaudited) and
               December 31, 1999....................................................................   2

            Unaudited Condensed Consolidated Statements of Operations for the three months
               ended March 31, 2000 and 1999........................................................   3

            Unaudited Condensed Consolidated Statements of Cash Flows for the three months
               ended March 31, 2000 and 1999........................................................   4

            Notes to Unaudited Interim Condensed Consolidated Financial Statements..................   6

   Item 2:  Management's Discussion and Analysis of Financial Condition and
               Results of Operations................................................................  17

   Item 3:  Qualitative and Quantitative Disclosure about Market Risk...............................  24

PART II:    Other Information

   Item 2:  Changes in Securities and Use of Proceeds...............................................  38

   Item 6:  Exhibits and Reports on Form 8-K........................................................  39

   Item 7:  Signatures..............................................................................  40

Item 1 Condensed Consolidated Financial Statements

                                 MAIL.COM, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                                                    MARCH 31          DECEMBER 31,
                                                                                                      2000               1999
                                                                                                      ----               ----
                                                                                                   (UNAUDITED)
ASSETS
Current assets:
    Cash and cash equivalents....................................................................   $   113,013       $   36,870
    Marketable securities .......................................................................         6,989            7,006
    Accounts receivable, net of allowance for doubtful accounts of $710 and $197 as of
      March 31, 2000 and December 31, 1999, respectively.........................................         7,880            4,138
    Prepaid expenses and other current assets....................................................         4,246            1,940
    Notes receivable.............................................................................         2,000                -
    Receivable from sale leaseback...............................................................           272              183
                                                                                                    -----------      -----------
        Total current assets.....................................................................       134,400           50,137
                                                                                                    -----------      -----------
Property and equipment, net......................................................................        35,206           28,935
Domain assets, net...............................................................................         7,602            7,934
Partner advances, net............................................................................        10,995           16,809
Investments......................................................................................         7,729            2,962
Goodwill and other intangible assets, net........................................................       240,269           28,964
Restricted investments...........................................................................         1,000            1,000
Debt issuance costs, net.........................................................................         3,642                -
Other   .........................................................................................         2,841              526
                                                                                                    -----------      -----------
        Total assets.............................................................................   $   443,684      $   137,267
                                                                                                    ===========      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable.............................................................................   $     9,854      $     7,546
    Accrued expenses.............................................................................        19,496           11,735
    Current portion of notes payable.............................................................         3,402                -
    Current portion of capital lease obligations.................................................         6,023            5,483
    Current portion of domain asset purchase obligations.........................................           126              400
    Deferred revenue.............................................................................           646              610
    Other current liabilities....................................................................         1,755            2,562
                                                                                                    -----------      -----------
        Total current liabilities................................................................        41,302           28,336
                                                                                                    -----------      -----------
Capital lease obligations, less current portion..................................................        11,610           12,016
Domain asset purchase obligation, less current portion...........................................           176              176
Deferred revenue.................................................................................           683              725
Notes payable, less current portion..............................................................           898                -
Convertible notes payable........................................................................       100,000                -
                                                                                                    -----------      -----------
        Total libilities.........................................................................       154,669           41,253
                                                                                                    -----------      -----------
Minority interest................................................................................         1,936                -
Stockholders' equity:
Common stock, $0.01 par value; 130,000,000 shares authorized:
    Class A--120,000,000 shares authorized; 46,074,023 and 35,218,461 shares issued and
      outstanding at March 31, 2000 and December 31,1999, respectively...........................           461              352
    Class B--10,000,000 shares authorized, issued and outstanding at March 31, 2000 and
         December 31, 1999 with an aggregate liquidation preference of $1,000....................           100              100
Additional paid-in capital.......................................................................       393,146          159,759
Deferred compensation............................................................................          (992)          (1,117)
Accumulated other comprehensive loss.............................................................           (12)               -
Accumulated deficit..............................................................................      (105,624)         (63,080)
                                                                                                    -----------      -----------
        Total stockholders' equity ..............................................................       287,079           96,014
                                                                                                    -----------      -----------
Commitments and contingencies
        Total liabilities and stockholders' equity ..............................................   $   443,684      $   137,267
                                                                                                    ===========      ===========


See accompanying notes to unaudited condensed consolidated financial statements

                                 MAIL.COM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                          THREE MONTHS ENDED MARCH  31,
                                                                          -----------------------------
                                                                            2000                1999
                                                                            ----                ----
Revenues
    Messaging.......................................................   $          9,951             $1,186
    Domain development (WORLD.com)..................................                  -                  -
                                                                       ----------------    ---------------
       Total revenues...............................................              9,951              1,186
                                                                       ----------------    ---------------
Operating expenses:
  Cost of revenues
    Messaging.......................................................              9,843              1,478
    Domain development (WORLD.com)..................................                 18                  -
                                                                       ----------------    ---------------
       Total cost of revenues.......................................              9,861              1,478
                                                                       ----------------    ---------------
  Sales and marketing...............................................             14,968              3,590
  General and administrative........................................              8,672              1,365
  Product development...............................................              3,591              1,177
  Amortization of goodwill and other intangible assets..............              7,834                 --
  Write-off of acquired in-process technology.......................              7,650                 --
                                                                       ----------------    ---------------
    Total operating expenses........................................             52,576              7,610
                                                                       ----------------    ---------------
       Loss from operations.........................................            (42,625)            (6,424)
                                                                       ----------------    ---------------
  Other income (expense):
  Interest income...................................................              1,824                115
  Interest expense..................................................             (1,807)               (99)
                                                                       ----------------    ---------------
    Total other income, net.........................................                 17                 16
                                                                       ----------------    ---------------
Loss before minority interest.......................................            (42,608)            (6,408)
Minority interest...................................................                 64                 --
                                                                       ----------------    ---------------
Net loss............................................................   $        (42,544)   $        (6,408)
                                                                       ================    ===============

Basic and diluted net loss per share................................   $          (0.86)   $         (0.39)
                                                                       ================    ===============

Weighted-average basic and diluted shares outstanding...............         49,343,621         16,468,221
                                                                       ================     ==============

See accompanying notes to unaudited condensed consolidated financial statements

                                MAIL.COM, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                 (UNAUDITED)

                                                                                          THREE MONTHS ENDED MARCH 31,
                                                                                          ----------------------------
                                                                                            2000                1999
                                                                                            ----                ----
Cash flows from operating activities:
    Net loss.........................................................................  $      (42,544)     $       (6,408)
    Adjustments to reconcile net loss to net cash used in operating activities:
        Non-cash charges related to partner agreements...............................           5,814               2,742
        Non-cash compensation........................................................               -                  11
        Depreciation and amortization................................................           3,225                 538
        Amortization of goodwill and other intangible assets.........................           7,834                  --
        Amortization of domain assets................................................             460                 103
        Amortization of deferred compensation........................................             126                  91
        Provision for doubtful accounts..............................................             138                  38
        Amortization of debt issuance costs..........................................             121                   -
        Write-off of acquired in-process technology..................................           7,650                  --
        Issuance of common stock in lieu of compensation.............................           1,800                  --
    Changes in operating assets and liabilities, net of effect of acquisitions:
        Accounts receivable, net.....................................................            (705)               (753)
        Prepaid expenses and other current assets....................................            (164)               (476)
        Other assets.................................................................             269                (598)
        Accounts payable, accrued expenses and other current liabilities.............          (1,605)              2,283
        Deferred revenue.............................................................              (6)                592
                                                                                       --------------      --------------
                    Net cash used in operating activities............................         (17,587)             (1,837)
                                                                                       ---------------     --------------
Cash flows from investing activities:
        Purchases of domain assets...................................................             (28)                 --
        Notes receivable.............................................................          (2,000)                 --
        Proceeds from sale leaseback.................................................             631               2,145
        Principal payments of notes payable..........................................          (2,665)                  -
        Purchases of property and equipment..........................................          (1,133)             (3,513)
        Acquisitions, net of cash paid...............................................           1,364                  --
                                                                                       --------------      --------------
                    Net used in investing activities.................................          (3,831)             (1,368)
                                                                                       ---------------     --------------
Cash flows from financing activities:
        Net proceeds from issuance of Class A, C and E preferred stock...............               -              15,165
        Proceeds from issuance of Class A common stock in
            connection with the exercise and purchase of warrants and options........           1,162                  --
        Issuance of shares for employee 401(k) plan..................................              89                  --
        Proceeds from issuance of convertible notes, net.............................          96,050                   -
        Payments under capital lease obligations.....................................          (1,401)               (211)
        Proceeds from sale of subsidiary interest....................................           1,936                   -
        Payments under domain asset purchase obligations.............................            (275)                (27)
                                                                                       ---------------     --------------
Net cash provided by financing activities............................................          97,561              14,927
                                                                                       --------------      --------------
Net increase in cash and cash equivalents............................................          76,143              11,722
Cash and cash equivalents at beginning of the period.................................          36,870               8,414
                                                                                       --------------      --------------
Cash and cash equivalents at the end of the period...................................  $      113,013      $       20,136
                                                                                       ==============      ==============

Supplemental disclosure of non-cash information:
        During the quarters ended March 31, 2000 and 1999, the Company paid approximately $500,000 and $99,000, respectively, for interest. Non-cash investing activities:
             During the quarter ended March 31, 2000, the Company issued 185,686 shares of its Class A common stock in connection with an investment. This transaction resulted in a non-cash investing activity of $2.9 million. (see Note 5)
             During the quarter ended March 31, 2000, the Company issued
                    9,943,395 shares of its Class A common stock in connection certain acquisitions. These transactions resulted in non-cash investing activities of $202.9 million. (see
                    Note 2)
             During the quarter ended March 31,1999, the Company issued
                    471,076 shares of its Class A common stock in connection with some of its Mail.com partner agreements. These transactions resulted in a non-cash investing activity of approximately $2.4 million.
        Non-cash financing activities:
             The Company entered into various capital leases for computer equipment. These capital lease obligations resulted in non-cash financing activities aggregating $177,000 and $1.5 million for the quarters ended March 31, 2000 and 1999, respectively.

See accompanying notes to unaudited condensed consolidated financial statements

                                 MAIL.COM, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



(1) SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

(a) SUMMARY OF OPERATIONS

Mail.com, Inc. (the "Company" or "Mail.com"), formerly known as iName, Inc., is a global provider of Internet messaging services. The Company offers its services to both the consumer and business markets. The Company's basic consumer email services are free to members. The Company generates revenues from its consumer email services primarily from advertising related sales, including direct marketing and e-commerce promotion. The Company also generates revenues in the consumer market from subscription services, such as a service that allows members to purchase increased storage capacity for their emails. The Company generates revenues in the business market from email service fees related to its email system connection services and email monitoring services and from facsimilie transmission services, including desktop to fax, enhanced fax and broadcast fax services. In March 2000, Mail.com formed WORLD.com to focus on developing the Company's extensive portfolio of domain names into major Web properties which will serve the worldwide business-to-business and business-to-consumer marketplace.

(b) UNAUDITED INTERIM FINANCIAL INFORMATION

The interim condensed consolidated financial statements as of March 31, 2000 and for the three months ended March 31, 2000 and 1999 have been prepared by the Company and are unaudited. In the opinion of management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position of Mail.com as of March 31, 2000 and the results of operations and cash flows for the three months ended March 31, 2000 and 1999. The results of operations for any interim period are not necessarily indicative of the results of operations for any other future interim period or for a full fiscal year. The consolidated balance sheet at December 31, 1999 has been derived from audited financial statements at that date.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. It is suggested that these unaudited interim financial statements be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 1999 as included in the Company's Form 10-K filed with the Securities and Exchange Commission in March 2000.

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

(d) PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of Mail.com and its subsidiaries from the dates of acquisition. WORLD.com, a wholly-owned subsidiary, owns 94.1% of Asia.com (see Note 2). The interest of shareholders other than those of Mail.com is recorded as minority interest in the accompanying condensed consolidated statements of income and condensed consolidated balance sheets. All intercompany balances and transactions have been eliminated in consolidation.

(e) CASH AND CASH EQUIVALENTS

The Company considers all highly liquid securities, with original maturities of three months or less, to be cash equivalents.

(f) MARKETABLE SECURITIES

Marketable securities are carried at fair value with the changes in fair value reported in other comprehensive loss. Realized gains and losses as well as the amortization of premiums and accretion of discounts are recorded in earnings. The specific identification method is used to determine the cost of securities sold.

(g) LETTER OF CREDIT AND RESTRICTED INVESTMENT

At March 31, 2000, the Company maintained a $1 million letter of credit ("LC") with a bank to secure obligations under an office space lease. The LC expires on January 31, 2001 and will automatically renew for additional periods of one year but not beyond January 31, 2006. The bank may choose not to extend the LC by notifying the Company not less than 30 days but not more than 60 days prior to an expiry date. The Company is required to maintain a $1 million balance on deposit with the bank in an interest bearing account, which is included in restricted investments in the accompanying consolidated balance sheet. Through March 31, 2000 there were no drawings under the LC.

(h) DOMAIN ASSETS AND REGISTRATION FEES

A domain name is the part of an email address that comes after the @ sign (for example, if membername@mail.com is the email address then "mail.com" is the domain name). Domain assets represent the purchase of domain names and are amortized using the straight-line method over their economic useful lives, which have been estimated to be five years. Domain assets are recorded at cost. Domain assets acquired in exchange for future payment obligations are recorded at the net present value of such payments using a discount rate of 8.5%. The associated payment obligation is also recorded at the net present value of the payment obligations. Payment terms vary from two to seven years. Amortization of domain assets is charged to cost of revenues if currently being used or available for sale and to sales and marketing if designated for new business development. The Company's policy is to evaluate its domain assets prior to paying its annual registration renewal fees. Any impairment is charged to cost of revenues. Retirements, sales and disposals of domain assets are recorded by removing the cost and accumulated amortization with the resulting amount charged to cost of revenues.

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

(i) INVESTMENTS

Investments which are not publicly traded are accounted for on the cost basis, as the Company owns less than 20% of each company's stock. Such investments are stated at the lower of cost or market value. Investments that are publicly traded are treated as available-for-sale and are available to support current operations or to take advantage of other investment opportunities and are stated at their fair value based upon publicly available market quotes. Unrealized gains and losses are computed on the basis of specific identification and are included within accumulated other comprehensive loss in stockholders' equity.

(j) GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets are stated net of accumulated amortization. Goodwill and other intangible assets are being amortized on a straight-line basis over their expected period of benefit ranging from three to five years (see Notes 2 and 3).

(k) REVENUE RECOGNITION

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

The Company also delivers advertisements to its members through our Special Delivery permission marketing program. Under this program, members can identify categories of products and services of interest to them and request that notices be sent to their e-mailbox about special opportunities, information and offers from companies in those categories. The Company recognizes revenue as mailings are delivered.

The Company also generates advertising related revenues by facilitating transactions for third party e-commerce sites. The Company's e-commerce partners may pay acquisition fees on a per customer basis or commissions on the sale of products or services.

On some occasions, the Company receives upfront "placement" fees from advertising related to direct marketing and e-commerce promotion. These arrangements give the customer the exclusive right to use the Company's network to promote goods or services within their category. These exclusive arrangements generally last one year. The Company records placement fees as deferred revenues, and ratably recognize the revenues over the term of the agreement.

The Company trades advertisements on its Web properties in exchange for advertisements on the Internet sites of other companies. Barter revenues and expenses are recorded at the fair market value of services provided or received, whichever is more determinable in the circumstances. Revenue from barter transactions is recognized as income when advertisements are delivered on the Company's Web properties. Barter expense is recognized when the Company's advertisements are run on other companies' Web sites, which is typically in the same period when barter revenue is recognized. If the advertising impressions are received from the customer prior to the Company delivering the advertising impressions a liability is recorded, and if the Company delivers the advertising impressions to the other companies' Web sites prior to receiving the advertising impressions a prepaid expense is recorded. At March 31, 2000 and December 31, 1999, the Company has recorded a liability of approximately $0, and $27,000, respectively, for barter advertising to be delivered. Barter revenue, which is a component of advertising revenue, amounted to $46,000 and $143,000 for the three months ended March 31, 2000 and 1999, respectively. For the three months ended March 31, 2000 and 1999, barter expenses were approximately $19,000 and $124,000, respectively.

The Company generates revenues in the business market by providing businesses with facsimilie transmission services and Internet email services. These services include desktop to fax, enhanced fax, broadcast fax, email system connection services, email hosting services and email monitoring services, including virus scanning, attachment control, spam control, legal disclaimers and other legends affixed to outgoing emails and real time Web-based reporting. Most of these services are billed on a usage or per seat basis. Revenue from business fax and email services is recognized as the services are performed. Facsimilie license revenue is recognized over the average estimated customer life of 3 years.


Subscription services are deferred and recognized ratably over the term of the subscription periods of one, two and five years as well as eight years for its lifetime subscriptions. Commencing March 10, 1999, the Company no longer offered lifetime memberships and only offers monthly and annual subscriptions. The eight-year amortization period for lifetime subscriptions is based on the weighted-average expected usage period of a lifetime member. The Company offers 30-day trial periods for certain subscription services. The Company only recognizes revenue after the 30-day trial period. Deferred revenues principally consist of subscription fees received from members for use of the Company's premium email services. The Company is obligated to provide any enhancements or upgrades it develops and other support in accordance with the terms of the applicable Mail.com Partner agreements. The Company provides an allowance for credit card chargebacks and refunds on its subscription services based upon historical experience. The Company provides pro rated refunds and chargebacks to subscription members who elect to discontinue their service. The actual amount of refunds and chargebacks approximated management's expectations for all periods presented.

Other revenues include revenue from the sale or lease of domain names, which are recognized at the time when the ownership of the domain name is transferred provided that no significant Company obligation remains and collection of the resulting receivable is probable.

(l) FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash, cash equivalents, restricted investments, marketable securities, accounts receivable, notes payable and convertible notes payable. At March 31, 2000 and December 31, 1999, the fair value of these instruments approximated their financial statement carrying amount because of the short-term maturity of these instruments. Substantially all of the Company's cash equivalents were invested in money market accounts, commercial paper, and taxable municipal obligations. The Company has not experienced any significant credit loss to date. No single customer exceeded 10% of either revenue or accounts receivable as of and for the quarter ended March 31, 2000. One customer accounted for 32% of the Company's revenue and 22% of the accounts receivable as of and for the quarter ended March 31, 1999. Revenues from the Company's five largest advertisers accounted for an aggregate of 11% and 51% of the Company's revenues for the three months ended March 31, 2000 and 1999, respectively.

(m) BASIC AND DILUTED NET LOSS PER SHARE

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

Diluted net loss per common share for the three months ended March 31, 2000 and 1999, does not include the effects of employee options to purchase 12,197,302 and 7,547,967 shares of common stock, respectively, 1,251,233, and 3,031,317, common stock warrants, respectively, and 0, and 13,161,558 shares of convertible preferred stock on an "as if" basis, respectively.

(n) SEGMENTS

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public enterprises report information about operating segments. It also establishes standards for related disclosures about products, and services, geographic area and major customers. The Company has determined that it has two business segments which are presented in Note 10.

(o) COMPUTER SOFTWARE

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides guidance for determining whether computer software is internal-use software and guidance on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. The Company adopted SOP 98-1 in 1999 and its effects are not significant.

(p) RECENT ACCOUNTING PRONOUNCEMENTS

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

In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition In Financial Statements" ("SAB No. 101") which summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company will be required to adopt the accounting provisions of SAB No. 101, no later than the second quarter of 2000. The Company does not believe that the implementation of SAB No. 101 will have a significant effect on its results of operations.

In March 2000, the FASB issued Interpretation No. 44, "Accounting For Certain Transactions Involving Stock Compensation" ("FIN No. 44") which provides guidance for applying APB Opinion No. 25, "Accounting For Stock Issued To Employees." With certain exceptions, FIN No. 44 applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards and changes in grantee status on or after July 1, 2000. The Company does not believe that the implementation of FIN No. 44 will have significant effect on its results of operations.

In March 2000, the Emerging Issues Task Force of the FASB reached a consensus on Issue No. 00-2, "Accounting for Web Site Development Costs" which provides guidance on when to capitalize versus expense costs incurred to develop a web site. The consensus is effective for web site development costs in quarters beginning after June 30, 2000. The Company has not yet analyzed the impact of this issue on its consolidated financial statements.

(q) RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the current presentation.

(2) ACQUISITIONS

NETMOVES

On February 8, 2000, Mail.com acquired NetMoves Corporation ("NetMoves") for approximately $168.3 million including acquisition costs. Pursuant to the terms of the merger agreement, Mast Acquisition Corp., which was a wholly owned subsidiary of Mail.com, merged with and into NetMoves and NetMoves became a wholly-owned subsidiary of Mail.com. Pursuant to the merger, NetMoves stockholders received 0.385336 of a share of Mail.com Class A common stock for each issued and outstanding share of NetMoves common stock. The consideration payable by Mail.com in connection with the acquisition of NetMoves consisted of the following:

       6,343,904 shares of Mail.com Class A common stock valued at approximately $145.7 million based upon the average trading price before and after the date the agreement was signed and announced (December 13, 1999) at $22.96 per share;

       The assumption by Mail.com of options to purchase shares of NetMoves' common stock, par value of $.01 per share, exchanged for options to purchase approximately 1.0 million shares of Mail.com Class A common stock. The options were valued at approximately $19.4 million based on the Black-Scholes pricing model. Such options have an aggregate exercise price of approximately $6.6 million;

       The assumption by Mail.com of warrants to purchase shares of NetMoves' common stock, par value of $.01 per share, exchanged for warrants to purchase approximately 58,000 shares of Mail.com Class A common stock. The warrants were valued at approximately $1.1 million based on the Black-Scholes pricing model. Such warrants have an aggregate exercise price of approximately $496,000; and

       Acquisition costs of approximately $2.1 million related to the merger.

    In addition to the rollover of existing options contemplated by the merger agreement, Thomas Murawski, NetMoves' President, Chief Executive Officer and Chairman of the board of directors, as an employee of Mail.com received options from Mail.com on February 8, 2000 to purchase Mail.com Class A common stock based on the exchange ratio and equivalent to 600,000 options to purchase NetMoves' common stock, with an exercise price equal to $17.50 per share, the then fair value of Mail.com's Class A common stock.


    The acquisition has been accounted for using the purchase method of accounting. Mail.com has allocated a portion of the purchase price to the fair market value of the acquired assets and assumed liabilities of NetMoves as of February 8, 2000. The excess of the purchase price over the fair market value of the acquired assets and assumed liabilities of NetMoves has been allocated to goodwill ($148.5 million) and assembled employee workforce ($3.1 million). Goodwill is being amortized over a period of 5 years, the expected estimated period of benefit and assembled employee workforce are being amortized over a period of 3 years, the expected estimated period of benefit.

    Approximately $7.7 million of the purchase price of NetMoves was allocated to in-process technology based upon an independent appraisal which determined that the new versions of the various fax technologies acquired from NetMoves had not been developed into the platform required by Mail.com as of the acquisition date. The fair value of purchased existing and in-process technologies was determined by management using a risk-adjusted income valuation approach. As a result, Mail.com is required to expend significant capital expenditures to successfully integrate and develop the new versions of various fax technologies, for which there is considerable risk.

 that such technologies will not be successfully developed, and if such technologies are not successfully developed, there will be no alternative use for the technologies. The various fax technologies are enabling technologies for fax communications and include message management and reporting. Accordingly, on the date of acquisition, Mail.com's statements of operations reflected a write-off of the amount of the purchase price allocated to in-process technology of approximately $7.7 million. Because such in-process technologies did not reach technological feasibility as of the acquisition date and is expected to have no alternative future use, this amount was written-off by Mail.com in the first quarter of 2000.

    Mail.com intends to incur in excess of approximately $12.0 million related primarily to salaries, to develop the in-process technology into commercially viable products over the next year. Remaining development efforts are focused on addressing security issues, architecture stability and electronic commerce capabilities, and completion of these projects will be necessary before revenues are produced. Mail.com expects to begin to benefit from the purchased in-process research and development by its fiscal year 2000. If these projects are not successfully developed, Mail.com may not realize the value assigned to the in-process research and development projects. In addition, the value of the other acquired intangible assets may also become impaired.

    Mail.com has allocated the excess purchase price over the fair value of net tangible assets acquired to identified intangible assets including assembled employee workforce. In performing this allocation, Mail.com considered, among other factors, the attrition rate of the active users of the technology at the date of acquisition and the research and development projects in-process at the date of acquisition. With regard to the in-process research and development projects, Mail.com considered, among other factors, the stage of development of each project at the time of acquisition, the importance of each project to the overall development plan, and the projected incremental cash flows from the projects when completed and any associated risks. Associated risks included the inherent difficulties and uncertainties in completing each project and thereby achieving technological feasibility and risks related to the impact of potential changes in future target markets.

eLONG.com, INC.

On March 14, 2000, Mail.com acquired eLong.com, Inc., a Delaware corporation ("eLong.com") for approximately $62 million including acquisition costs of $365,000. eLong.com, through its wholly-owned subsidiary in the People's Republic of China, operates the Web Site www.eLong.com, which is a local content provider. Concurrently with the merger, eLong.com changed its name to Asia.com, Inc. ("Asia.com"). In the merger, Mail.com issued to the former stockholders of eLong.com an aggregate of 3,599,491 shares of Mail.com Class A common stock valued at approximately $57.2 million. All outstanding options to purchase eLong.com common stock were converted into options to purchase an aggregate of 279,289 shares of Mail.com Class A common stock. The value of the options was approximately $4.4 million. In addition, Mail.com is obligated to issue up to an additional 719,899 shares of Mail.com Class A common stock in the aggregate to the former stockholders of eLong.com if Mail.com or Asia.com acquires less than $50.0 million in value of businesses engaged in developing, marketing or providing consumer or business internet portals and related services focused on the Asian market or a portion thereof, or businesses in furtherance of such a business, prior to March 14, 2001. The actual amount of shares issued will be based upon the amount of any shortfall in acquisitions below the $50.0 million target amount.

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

The acquisition has been accounted for using the purchase method of accounting. Mail.com has allocated a portion of the purchase price to the fair market value of the acquired assets and assumed liabilities of eLong.com as of March 15, 2000. The excess of the purchase price over the fair market value of the acquired assets and assumed liabilities of NetMoves has been allocated to goodwill ($62 million). Goodwill is being amortized over a period of 5 years, the expected estimated period of benefit.

The shares of Class A common stock of Asia.com are entitled to one vote per share and the shares of Class B common stock of Asia.com are entitled to 10 votes per share. The shares of Class A common stock and Class B common stock are otherwise subject to the same rights and restrictions.

MAURITIUS ENTITY

On March 31, 2000, the Company acquired 100% of a Mauritius entity to facilitate future investments in India. The terms were $400,000 in cash and a $1 million 7% note payable due one-year from closing. The acquisition was accounted for as a purchase business combination. The acquisition has been accounted for using the purchase method of accounting. Mail.com has allocated a portion of the purchase price to the fair market value of the acquired assets and assumed liabilities of the Mauritius entity as of March 31, 2000. The excess of the purchase price over the fair market value of the assumed liabilities of the Mauritius entity has been allocated to goodwill ($2.1 million). Goodwill is being amortized over a period of 5 years, the expected estimated period of benefit.

During the first quarter of 2000, the Company incurred a $1.8 million charge related to the issuance of 104,347 shares of Class A common stock as compensation for services performed.

The following unaudited pro-forma consolidated amounts give effect to the acquisitions of Allegro, Lansoft, NetMoves, the Mauritius entity and eLong as if they had occurred on January 1, 1999, by consolidating their results of operations with the results of Mail.com for the quarters ended March 31, 2000 and 1999. The unaudited pro-forma consolidated results are not necessarily indicative of the operating results that would have been achieved had the transactions been in effect as of the beginning of the periods presented and should not be construed as being representative of future operating results. The pro forma basic and diluted net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding. The calculation of the weighted average number of shares outstanding assumes that 1,102,973 shares, 152,005 shares, 6,343,904 shares, and 3,599,491 shares of Mail.com's common stock issued in connection with its acquisitions of Allegro, Lansoft, NetMoves and eLong, respectively, were outstanding for the entire period. Diluted net loss per share equals basic net loss per share, as common stock equivalents are anti-dilutive for all pro forma periods presented.

                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                         ---------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                        2000             1999
                                                                ----             ----
Revenues..................................................  $     12,228     $     9,315
Net loss attributable to common stockholders..............  $    (58,060)    $   (27,926)
Basic and diluted net loss per common share...............  $      (1.04)    $     (1.01)
Weighted average shares used in net loss
      per common share calculation (1)....................        55,575          27,666

(1) The Company computes net loss per share in accordance with provisions of SFAS No. 128, "Earnings per Share". Basic net loss per share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period. The weighted average common shares used to compute pro forma basic net loss per share includes the actual weighted average common shares outstanding for the periods presented, respectively, plus the common shares issued in connection with the acquisitions of Allegro, Lansoft, NetMoves and eLong from January 1, 1999 or date of inception if later. The common stock issued in connection with the acquisitions was adjusted for the weighted-average period such shares were considered to be outstanding during the periods presented. In addition, diluted net loss per share is equal to basic net loss per share as common stock issuable upon exercise of the Company's employee stock options and upon exercise of outstanding warrants are not included because they are antidilutive. In future periods, the weighted-average shares used to compute diluted earnings per share will include the incremental shares of common stock relating to outstanding options and warrants to the extent such incremental shares are dilutive.

(3) BALANCE SHEET COMPONENTS

Property and equipment, including equipment under capital leases, are stated at cost and consist of the following, in thousands:

                                                                                       MARCH 31,        DECEMBER 31,
                                                                                         2000              1999
                                                                                         ----              ----
Computer equipment and software, including amounts related to capital leases
  of $25,257 and $23,774, respectively............................................    $    42,762      $    34,671
Furniture and fixtures............................................................          1,696              300
Leasehold improvements............................................................            582              466
                                                                                              ---              ---

                                                                                           45,040           35,437
Less accumulated depreciation and amortization,
    including amounts related to capital leases
    of $6,040, and $4,056, respectively...........................................          9,834            6,502
                                                                                       ----------      -----------
             Total................................................................     $   35,206      $    28,935
                                                                                       ==========      ===========

Domain assets consist of the following, in thousands:

                                                                                        MARCH 31,       DECEMBER 31,
                                                                                          2000             1999
                                                                                          ----             ----
Domain names......................................................................     $     9,265      $    9,138
Less accumulated amortization.....................................................           1,663           1,204
                                                                                       -----------      ----------
         Domain assets, net ......................................................     $     7,602      $    7,934
                                                                                       ===========      ==========


Goodwill and other intangible assets consists of the following, in thousands:

                                                                                         MARCH 31       DECEMBER 31,
                                                                                           2000            1999
                                                                                           ----            ----
Goodwill .........................................................................     $   232,765      $   22,276
Other intangible assets...........................................................          18,317           9,667
                                                                                       -----------      ----------
                                                                                           251,082          31,943
Less accumulated amortization.....................................................          10,813           2,979
                                                                                       -----------      ----------
Total    .........................................................................     $   240,269      $   28,964
                                                                                       ===========      ==========

Accrued expenses consist of the following, in thousands:

                                                                                         MARCH 31,     DECEMBER 31,
                                                                                           2000           1999
                                                                                           ----           ----
Advertising and customer acquisition costs..........................................     $   3,723      $    4,367
Payroll and related costs...........................................................         3,414           1,998
Professional services and consulting fees...........................................         3,128           1,494
Carrier charges.....................................................................         2,296              56
Payments under partner contracts....................................................         1,953           1,252
Interest on convertible notes.......................................................         1,264               -
Other    ...........................................................................         3,718           2,568
                                                                                         ---------      ----------
         Total......................................................................     $  19,496      $   11,735
                                                                                         =========      ==========

Other current liabilities at March 31, 2000 and December 31, 1999 consist of amounts due for software licenses.

(4) NOTES RECEIVABLE

During the quarter ended March 31, 2000, the Company executed a promissory note ("Note") and loaned $2 million to a company ("Borrower"). Repayment of the Note along with interest calculated at an annual rate of 7% is due on September 30, 2000. If the Borrower completes debt or equity financing at any time prior to the payment in full of all principal and interest on the Note, the Borrower shall immediately apply all of the proceeds of, or the necessary portion of such financing (net of documented out-of-pocket expenses) on the closing date of financing to prepay in full the outstanding principal amount of (and related accrued interest on) this Note.

(5) INVESTMENTS

During the quarter ended March 31, 2000, the Company acquired a domain name and made a 10% investment in Software Tool and Die, a Massachusetts company, in exchange for $2.0 million in cash and 185,686 shares of Class A common stock valued at approximately $2.8 million. Software Tool and Die is an Internet Service Provider and provides Web hosting services.

(6) CONVERTIBLE SUBORDINATED NOTES

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

On or after February 5, 2003, the Notes may be redeemed at the Company's option, in whole or in part, in cash at the specified redemption prices, plus accrued interest to the date of redemption.

In connection with the issuance of these Notes, the Company incurred approximately $3.8 million of debt issuance costs. Such costs have been capitalized and are being amortized ratably over the original term of the Notes. The Company incurred approximately $1.3 million of interest expense including accrued interest and amortization of the debt issuance costs in the three months ended March 31, 2000 relating to the Notes.

(7) PARTNER AGREEMENTS

The Company has entered into many partner agreements. Included in these agreements are percentage of revenue sharing agreements, miscellaneous fees and other customer acquisition costs with Mail.com Partners. The revenue sharing agreements vary for each party but typically are based on selected revenues, as defined, or on a per sign-up basis. As of March 31, 2000 and December 31, 1999, the Company accrued approximately $2.0 million and $1.3 million, respectively, to various Mail.com Partners under such agreements. Such amounts are included in accrued expenses in the accompanying balance sheet.

Prior to 2000, the Company had issued stock to some of its Mail.com Partners and capitalized such issuances when the measurement date for such stock grants was fixed and there was a sufficient disincentive to breach the contract in accordance with Emerging Issues Task Force Abstract No. 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." Such amounts are amortized ratably over the length of the contract commencing on the site launch date.

In August 1998, the Company entered into a two-year agreement with CNN. In consideration of the advertising, subscription and customer acquisition opportunities, CNN received 253,532 shares of Class A common stock upon the commencement of the contract at $3.50 per share, the fair market value of Mail.com's common stock on the date of grant, or $887,000. CNN also has the right to receive a portion of the Company's selected revenues under the agreement, as defined. The value of the stock issuance has been recorded in the balance sheet as partner advances and is amortized ratably to amortization expense over the contract term. The launch of the services coincided with the contract date. The Company recorded approximately $111,000 of amortization expense in each of the three-month periods ended March 31, 2000 and 1999, respectively.

In September 1998, the Company entered into an agreement with GeoCities. In consideration of the advertising, subscription and customer acquisition opportunities under this agreement, GeoCities received 1,000,000 shares of Class A common stock upon the commencement of the contract valued at $3.50 per share, the fair market value of Mail.com's common stock on the date of grant, or $3.5 million. The Company was also required to pay GeoCities

$1.5 million in three installments, the first of which was paid in December 1998. The value of the stock issuance and cash payments was recorded in the balance sheet as partner advances and would have been amortized ratably to amortization expense over the contract term commencing upon the launch of the services under the agreement. After the Company entered into the agreement, Yahoo! announced its agreement to acquire GeoCities. In May 1999, the Company and GeoCities cancelled and rescinded their agreement. As a result of the cancellation and rescission of the agreement, GeoCities retained the $500,000 non-refundable fee that the Company paid under the contract, but returned to the Company the 1,000,000 shares of Class A common stock issued to them. Accordingly, the Company reversed the issuance of 1,000,000 shares and recorded the $500,000 write-off in May 1999. In addition, the Company has agreed to deliver advertisements over its network on behalf of GeoCities and GeoCities has agreed to pay the Company $125,000 per month for sixteen months, representing $2 million in the aggregate.

During the first quarter of 1999, the Company issued 471,076 shares of its Class A common stock at varying prices in connection with certain strategic partnership agreements. When stock issuances were either contingent upon the achievement of certain targets or the measurement date was not fixed, the Company expensed the issuance of such stock at the time such stock was issued or the targets were achieved at the then fair market value of the Company's stock. Such amounts aggregated approximately $2.4 million for the quarter ended March 31, 1999 and are included in sales and marketing expenses in the statement of operations. The Company no longer issues stock in connection with its strategic partnership agreements.

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

Certain Mail.com Partner agreements require minimum cash payments, which aggregated $1.4 million at March 31, 2000, all of which are due in 2000. Additional amounts become payable to certain Mail.com partners upon achieving varying member levels.

(8) LEASES

The Company sold certain assets for approximately $448,000 for the three months ended March 31, 2000. The assets were leased back from the purchaser over 3 to 5 years. There were no sale-leaseback transactions during the first quarter of 1999. The Company had not received approximately $272,000 and $183,000 from such sales at March 31, 2000 and December 31, 1999, respectively.

On March 30, 2000, the Company entered into a $12 million Master Lease Agreement with GATX Technology Services Corporation ("GATX") for equipment lease financing (hardware and software). Terms of individual leases signed under the Master Lease Agreement will call for a 36 month lease term with rent payable monthly in advance. The effective interest rate is 12.1% and is adjustable based on prime. GATX holds a first priority security interest in the equipment under the facility.

The Company is obligated to draw down 80% of the facility or be subject to a non-utilization fee equal to 1.25% of the unused portion of the facility. Under terms of the Master Lease Agreement, the Company has the option to purchase the equipment at the then fair market value of the equipment at lease expiration.

On March 31, 2000, the Company entered into a $2 million Master Lease Agreement with Leasing Technologies International, Inc. The lease line provides for the lease of new, brand name computers, office automation and other equipment. Terms of individual leases signed under the Master Lease Agreement call for a 36 month lease term, rent payable monthly in advance. The effective interest rate is 14.7% and is adjustable based on prime. In addition, a security deposit equal to one month's rent is payable at individual lease inception.

Under terms of the Master Lease Agreement at the end of the lease term, the Company has the option to either purchase or return the equipment at a set percent of the original price, or extend the lease term by twelve months. In the latter case, the lease terms provide for a discounted monthly rental and a bargain purchase option at the expiration of the twelve month extension.

(9) AT&T WARRANT

Under a letter agreement dated May 26, 1999, AT&T Corp. ("AT&T") and the Company agreed to negotiate in good faith to complete definitive agreements to establish a strategic relationship. On July 26, 1999, the Company entered into an interim agreement to provide email services as part of a package of AT&T or third party branded communication services that AT&T may offer to some of its small business customers. The Company has not entered into a definitive agreement to establish the proposed strategic relationship, and, effective March 30, 2000, the May 26, 1999 letter agreement and the July 26, 1999 interim agreement was terminated. Under the May 26, 1999 letter agreement, the Company issued warrants to purchase
1.0 million shares of Class A common stock at $11.00 per share. AT&T may exercise the warrants at any time on or before December 31, 2000. If AT&T exercises the warrants, they may not sell or otherwise transfer to a third party the warrants or the shares issuable upon exercise of the warrants until May 26, 2004. If AT&T does not exercise the warrants on or before December 31, 2000, the warrants will expire and be cancelled.

The Company had recorded a deferred cost of approximately $4.3 million in the aggregate as a result of the issuance of these warrants to AT&T. The Company had amortized approximately $980,000 through December 31,

1999. As a result of the termination of the May 26 letter agreement and the July 26 interim agreement, the remaining $3.3 million of non-cash charges was expensed in the first quarter of 2000 and is included in sales and marketing expenses in the accompanying statements of operations.

(10) BUSINESS SEGMENTS

The Company's two business segments are Messaging and Domain Development, the latter being attributable to the formation of WORLD.com. WORLD.com was formed during the first quarter of 2000 and will focus on developing the Company's extensive portfolio of domain names, including USA.com, Asia.com, Europe.com, India.com, lawyer.com and doctor.com, among many others, into major Web properties which will serve the worldwide business-to-business and business-to-consumer marketplaces. Messaging includes activities related to all aspects of both business and consumer messaging, which includes business-to-business Internet and facsimilie transmission services to consumers.

The following table presents summarized financial information related to the business segments for the three months ended March 31, 2000 and 1999 (in thousands):

                                                                                 MARCH 31,
                                                                                 ---------
                                                                        2000                 1999
                                                                        ----                 ----
Revenue:
      Messaging...................................................   $  9,951             $  1,186
      Domain development                                                    -                    -
                                                                     --------             --------
Total revenue.....................................................      9,951                1,186
                                                                     --------             --------
Cost of revenues:
      Messaging...................................................      9,843                1,478
      Domain development                                                   18                    -
                                                                     --------             --------
Total cost of revenue.............................................  $  9,861             $  1,478
                                                                     --------             --------

(11) SUBSEQUENT EVENTS

On April 17, 2000, in exchange for $500,000 in cash, Mail.com acquired certain source code technologies, trademarks and related contracts relating to the InTandem collaboration product ("InTandem") from IntraACTIVE, Inc., a Delaware corporation ("IntraActive"). On the same date, Mail.com also paid IntraActive an upfront fee of $500,000 for further development and support of the InTandem product. On the same date, pursuant to a Common Stock Purchase Agreement, Mail.com acquired shares of common stock of IntraActive representing approximately 4.6 % of IntraActive's outstanding capital stock in exchange for $1 million in cash and 462,963 shares of Class A common stock, valued at approximately $4.1 million. Pursuant to the Common Stock Purchase Agreement, Mail.com also agreed to invest up to an additional $8 million in the form of shares of Mail.com Class A common stock in IntraActive in three separate increments, of $4 million, $2 million and $2 million respectively, based upon the achievement of certain milestones in exchange for additional shares of IntraActive common stock representing 3.7%, 1.85% and 1.85%, respectively, of the outstanding common stock of IntraActive as of April 17, 2000. The number of shares of Mail.com Class A common stock issuable at each closing will be based on the greater of $9 per share and the average of the closing prices of Mail.com's Class A common stock over the five trading days prior to such closing date. Mail.com committed to file a registration statement on Form S-3 to register for resale the shares of Class A common stock issued or issuable to IntraActive. Mail.com is committed to issue up to an additional 92,592 shares of Class A common stock to IntraActive if the average of the closing prices of Mail.com's Class A common stock over the five days ending on the second day prior to the filing of the registration statement is less than $10.80.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We make forward-looking statements within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 throughout this report. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as "expects," "anticipates," "intends," "believes," "estimates," "plans" and similar expressions. Our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences include, but are not limited to, those discussed in the "Risk Factors That May Affect Future Results" section of this report. Mail.com undertakes no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

OVERVIEW

       Mail.com, Inc., (the "Company", "We", "Us" or "Our") is a leading global provider of Internet messaging services to businesses, ISPs, Web sites and direct to consumers. In the business market, we provide outsourced e-mailbox hosting, and gateway services, such as virus scanning, spam blocking and content filtering and facsimilie transmission services including desktop to fax, enhanced fax and broadcast services. In the consumer market, we provide Web-based e-mail services or WebMail to Internet Service Providers (ISPs) including several of the world's top ISPs, and we partner with top branded Web sites to provide WebMail services to their users. In addition, we serve the consumer market directly through our flagship site at www.mail.com.

Our basic consumer email services are free to our members. Prior to our acquisition of NetMoves, we generated the majority of our revenues from our consumer email services, primarily from advertising related sales, including direct marketing and e-commerce promotion. We also generated revenues in the consumer market sector from subscription services, such as increased storage capacity. In March 2000, we delivered approximately 352 million page views and approximately 1 billion advertisements in our consumer email services. During the three months ended March 31, 2000, we delivered approximately 948 million page views. We generated revenues in the business market from facsimilie transmission services including desktop to fax, enhanced fax, broadcast services, and Internet e-mail services, consisting of services that enable email networks to connect to the Internet, email hosting services and email message management services, including virus scanning, attachment control, spam control, legal disclaimers and real time Web-based reporting.

For the three-months ended March 31, 2000, we generated approximately 48% of our revenues from consumer messaging related sales and approximately 48% of our revenues from business messaging services. We also generated a small portion of our revenues from the sale of domain name assets and from email service outsourcing fees paid by Web sites. With our expansion into the business market and recent acquisition of NetMoves, Inc. on February 8, 2000, we expect that business service revenues may represent a larger percentage of our revenues in the future.

We price advertisements based on a variety of factors, including whether the advertising is targeted to a specific category of members or whether it is run across our entire network. We attempt to sell all of our available advertising space, or inventory, through a combination of advertisements that we sell on either a "cost per thousand" ("CPM") basis, or a "cost per action" basis. Advertising sales billed on a CPM basis require that the advertiser pay us an agreed amount for each 1,000 advertisements delivered. In a CPM-based advertising contract, we recognize revenues from advertising sales ratably as we deliver individual advertisements or impressions. In a cost per action contract, we recognize revenues as members "click" or otherwise respond to the advertisement. In the case of contracts requiring actual sales of advertised items, we may experience delays in recognizing revenues pending receipt of data from the advertiser.

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

We also deliver advertisements to our members through our Special Delivery permission marketing program. Under this program, members can identify categories of products and services of interest to them and request that notices be sent to their e-mailbox about special opportunities, information and offers from companies in those categories. We recognize revenue as mailings are delivered.

We also generate advertising related revenues by facilitating transactions for third party e-commerce sites. Our e-commerce partners may pay acquisition fees on a per customer basis or commissions on the sale of products or services.

We also engage in barter transactions. Under these arrangements, we deliver advertisements promoting a third party's goods and services in exchange for their agreement to run advertisements promoting our Webmail service. The number of advertisements that each party agrees to deliver, and hence the effective CPM, may not be equal. We recognize barter revenues ratably as the third party's advertisements are delivered to our members. We record cost of revenues ratably as our advertisements are delivered by the third party. Although our revenues and related costs of revenues will be equal at the conclusion of the barter translation, the amounts may not be equal in any particular period. We record barter revenues and expenses at the fair market value of either the services we provide or of those we receive, whichever is more readily determinable under the circumstances. Barter revenues were approximately 1% of total revenues for the three-month period ended March 31, 2000, as compared to 12% for the comparable period in 1999. We anticipate that barter revenues will remain below 5%, although the actual amount may fluctuate in any given quarter.

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

We also provide businesses with facsimilie transmission services and Internet email services. These services include desktop to fax, enhanced fax, broadcast fax, email system connection services, email hosting services and email monitoring services, including virus scanning, attachment control, spam control, legal disclaimers and other legends affixed to outgoing emails and real time Web-based reporting. Most of these services are billed on a usage or per seat basis. Revenue from business fax and email services is recognized as the services are performed. Facsimilie license revenue is recognized over the average estimated customer life of 3 years. Business revenues for the three months ended March 31, 2000 were $4.7 million as compared with $0.0 in the comparable period in 1999.

In the consumer market sector most of our contracts provide Webmail service at no cost to the partner. In addition to assuming the costs to provide service, we also pay a percentage (generally up to 50%) of any advertising and subscription revenues attributable to our Webmail service at the partner's site. While most of our partners share in advertising and subscription revenues on a quarterly basis during the contract term, some of our partners are compensated or have the option to be compensated based on the number of member registrations. These contracts require us to pay an amount in cash for each member registration or confirmed member registration at the partner's site. In addition, under some of our contracts we pay our partners guaranteed minimum amounts and/or upfront scheduled payments, usually in the form of sponsorship or license fees. Because we expect to retain at contract termination most of the members that establish e-mailboxes, we account for both revenue sharing and per member costs as customer acquisition costs. We record these costs as sales and marketing expenses as we incur them.

Historically, some of our contracts have required us to issue shares of Class A common stock on a contingent basis. The amount of stock we were required to issue was usually based upon the number of member registrations during the preceding quarter or upon the achievement of performance targets. We recorded the non-cash expense as of the date we issued the stock or as of the date the targets were achieved, at the then fair market value of our stock. These expenses aggregated approximately $0 and $2.4 million for the three months ended March 31, 2000 and 1999 respectively. We no longer issue stock to third parties in connection with member registrations.

Under an agreement with CNN we issued 253,532 shares of our Class A common stock upon execution of a contract. We agreed to issue the shares in anticipation of CNN's fulfillment of promotional obligations under the contract. We capitalized as a partner advance the market value of the stock we issued and then amortized that amount over the length of the contract. During the each of the quarters ended March 31, 2000 and 1999 we recorded approximately $111,000 of amortization expense for this agreement. This amortization is included in sales and marketing expenses.

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

The Company had recorded a deferred cost of approximately $4.3 million in the aggregate as a result of the issuance of these warrants to AT&T. The Company had amortized approximately $980,000 through December 31, 1999. As a result of the termination of the May 26 letter agreement and the July 26 interim agreement, the remaining $3.3 million of non-cash charges was expensed in the first quarter of 2000.

On February 8, 2000, we acquired NetMoves Corporation, a provider of Internet fax transmission services for approximately $168.3 million including acquisition costs of approximately $2.1 million. The acquisition was accounted for as a purchase business combination. We issued 6,343,904 shares of Class A common stock valued at approximately $145.7 million. In addition, we assumed outstanding options and warrants of NetMoves which represent the right to purchase 962,443 shares and 57,343 shares respectively, of our Class A common stock at weighted average exercise prices of $6.69 and $8.64, respectively. The options and warrants were valued at an aggregate of approximately $20.5 million

NetMoves (now named Mail.com Business Messaging Services, Inc.) designs, develops and markets to businesses a variety of Internet document delivery services, including e-mail-to-fax, fax-to-e-mail, fax-to-fax and broadcast fax services. We expect that this acquisition will enhance our presence in the domestic and international business service market, provide us with an established sales force and international distribution channels and expand our offering of Internet-based messaging services.

On March 14, 2000, we acquired eLong.com, Inc., a Delaware corporation ("eLong.com") for approximately $62 million including acquisition costs of approximately $365,000. eLong.com, through its wholly-owned subsidiary in the People's Republic of China, operates the Web Site www.eLong.com, which is a local content provider. The acquisition was accounted for as a purchase business combination. Concurrently with the merger, eLong.com changed its name to Asia.com, Inc. ("Asia.com"). In the merger, we issued to the former stockholders of eLong.com an aggregate of 3,599,491 shares of Mail.com Class A common stock valued at approximately $57.2 million. All outstanding options to purchase eLong.com common stock were converted into options to purchase an aggregate of 279,289 shares of Mail.com Class A common stock. The options were valued at approximately $4.4 million. In addition, we are obligated to issue up to an additional 719,899 shares of Mail.com Class A common stock in the aggregate to the former stockholders of eLong.com if Mail.com or Asia.com acquires less than $50.0 million in value of businesses engaged in developing, marketing or providing consumer or business internet portals and related services focused on the Asian market or a portion thereof, or businesses in furtherance of such a business, prior to March 14, 2001. The actual amount of shares issued will be based upon the amount of any shortfall in acquisitions below the $50.0 million target amount.

In the merger, certain former stockholders of eLong.com retained shares of Class A common stock of Asia.com representing approximately 4.0% of the outstanding common stock of Asia.com. Under a separate Contribution Agreement with Asia.com these stockholders contributed an aggregate of $2.0 million in cash to Asia.com in exchange for an additional 792,079 shares of Class A common stock of Asia.com, representing approximately 1.9% of the outstanding common stock of Asia.com. Pursuant to the Contribution Agreement, Mail.com (1) contributed to Asia.com the domain names Asia.com and Singapore.com and $10.0 million in cash and (2) agreed to contribute to Asia.com up to an additional $10.0 million in cash over the next 12 months and to issue, at the request of Asia.com, up to an aggregate of 242,424 shares of Mail.com Class A common stock. As a result of the transactions effected pursuant to the Merger Agreement and the Contribution Agreement, Mail.com owns shares of Class B common stock of Asia.com representing approximately 94.1% of the outstanding common stock of Asia.com. Asia.com granted to management employees of Asia.com options to purchase Class A common stock of Asia.com representing 10% of the outstanding shares of common stock after giving effect to the exercise of such options.

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

On March 31, 2000, we acquired a Mauritius entity to facilitate future investments in India. The terms were $400,000 in cash and a $1 million 7% note payable due one year from closing.

During the first quarter of 2000, we incurred a $1.8 million charge related to the issuance of 104,347 shares of Class A common stock as compensation for services performed.

During the quarter ended March 31, 2000, the Company executed a promissory note ("Note") and loaned $2 million to a company ("Borrower"). Repayment of the Note along with interest calculated at an annual rate of 7% is due on September 30, 2000. If the Borrower completes debt or equity financing at any time prior to the payment in full of all principal and interest on the Note, the Borrower shall immediately apply all of the proceeds of, or the necessary portion of such financing (net of documented out-of-pocket expenses) on the closing date of financing to prepay in full the outstanding principal amount of (and related accrued interest on) this Note.

On April 17, 2000, in exchange for $500,000 in cash, Mail.com acquired certain source code technologies, trademarks and related contracts relating to the InTandem collaboration product ("InTandem") from IntraACTIVE, Inc., a Delaware corporation ("IntraActive"). On the same date, Mail.com also paid IntraActive an upfront fee of $500,000 for further development and support of the InTandem product. On the same date, pursuant to a Common Stock Purchase Agreement, Mail.com acquired shares of common stock of IntraActive representing approximately 4.6 % of IntraActive's outstanding capital stock in exchange for $1 million in cash and 462,963 shares of Class A common stock, valued at approximately $4.1 million. Pursuant to the Common Stock Purchase Agreement, Mail.com also agreed to invest up to an additional $8 million in the form of shares of Mail.com Class A Common stock in IntraActive in three separate increments of $4 million, $2 million and $2 million, respectively, based upon the achievement of certain milestones in exchange for additional shares of IntraActive common stock representing 3.7%, 1.85% and 1.85%, respectively, of the outstanding common stock of IntraActive as of April 17, 2000. The number of shares of Mail.com Class A common stock issuable at each closing will be based on the greater of $9 per share and the average of the closing prices of Mail.com's Class A common stock over the five trading days prior to such closing date. Mail.com committed to file a registration statement on Form S-3 to register for resale the shares of Class A common stock issued or issuable to IntraActive. Mail.com is committed to issue up to an additional 92,592 shares of Class A common stock to IntraActive if the average of the closing prices of Mail.com's Class A common stock over the five days ending on the second day prior to the filing of the registration statement is less than $10.80.


Although we have experienced substantial growth in revenues in recent periods, we have incurred substantial operating losses since inception and will continue to incur substantial losses for the foreseeable future. As of March 31, 2000, we had an accumulated deficit of approximately $105.6 million. We intend to invest heavily in sales and marketing and continued development and enhancements to our computer systems and service offerings. We also intend to invest in international expansion. Our prospects should be considered in light of risks, expenses and difficulties encountered by companies in the early stages of development, particularly companies in the rapidly evolving Internet market. See "Risk Factors That May Affect Future Results"

We have recorded amortization of deferred compensation of approximately $91,000 for each of the three month periods ended March 31, 2000 and 1999, respectively, in connection with the grant of stock options to one of our officers. This deferral, which totaled $1.1 million at the date of the grant, represents the difference between the deemed fair value of our common stock for accounting purposes and the exercise price of the options at the date of grant. This amount is represented as a reduction of stockholders' equity and amortized over the three-year vesting period. Amortization of deferred stock compensation is charged to sales and marketing expense on the statement of operations. We will amortize the remaining deferred compensation of approximately $569,000 over the remaining vesting periods through December 2001.

We have recorded amortization of deferred compensation of approximately $35,000 and $0 during the three months ended March 31, 2000 and 1999 respectively, in connection with the grant of 97,244 stock options to some employees during 1999, net of cancellations. This deferral represents the difference between the deemed fair value of our common stock for accounting purposes, in this case $7.00-$11.00 per share, and the $5.00 per share exercise price of the options at the date of grant. We will amortize the deferred compensation over the four-year vesting period of the applicable options.

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

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2000 AND 1999

REVENUE

Revenues for the three months ended March 31, 2000 were $10 million as compared to $1.2 million for the comparable period in 1999. The increase of $8.8 million was due primarily to revenues from the business messaging market, which we entered during the third quarter of 1999, as well as an increase in the growth in our number of e-mailboxes and corresponding page views. Our members established approximately 3 million e-mailboxes during the first quarter of 2000 as compared to 1 million in the first quarter of 1999. The cumulative total of e-mailboxes established approximates 14 million as of March 31, 2000.

Consumer revenues for the first quarter of 2000 were $4.8 million as compared to $1.1 million in the first quarter of 1999. Advertising, permission marketing and e-commerce revenues for the first quarter of 2000 were $4.6 million as compared to $1 million in the comparable period of 1999. For the three months ended March 31, 2000 and 1999, revenues from the Company's five largest advertisers accounted for approximately 11% and 51% of total revenues, respectively. No advertisers exceeded 10% of our revenue during the first quarter of 2000. Approximately 32% of our revenues came from one advertiser during the first quarter of 1999. Included in advertising revenues is barter revenues of $46,000 and $143,000 for the three months ended March 31, 2000 and 1999, respectively. Revenues from subscription services were $171,000 and $128,000 for the three months ended March 31, 2000 and 1999, respectively.

Business messaging revenues for the first quarter of 2000 was $4.7 million. There were no business messaging revenues during the first quarter of 1999.

Other revenues, primarily from the sale or lease of domain names and consulting revenue, was $397,000 and $51,000 for the three months ended March 31, 2000 and 1999, respectively.

There were no domain development revenues for any period presented.

OPERATING EXPENSES

COST OF REVENUES

Cost of revenues for the first quarter of 2000 was $9.9 million, as compared to $1.5 million during the first quarter of 1999. Cost of revenues consists primarily of costs incurred in the delivery and support of our facsimile and email services, including depreciation of equipment used in our computer systems, the cost of telecommunications services including local access charges, leased network backbone circuit costs and long distance domestic and international termination charges, and personnel costs associated with our systems, databases and graphics. Cost of revenues also includes costs associated with licensing third party network software. In addition, we report the cost of barter transactions, amortization of certain domain assets, and the cost of domain names that have been sold in cost of revenues. During 1999 and through the first quarter of 2000, we purchased and leased significant amounts of capital equipment for our computer systems to accommodate the current growth and in anticipation of the future growth in the number of e-mailboxes. As a result, depreciation expense increased significantly during the period. Cost of revenues was also significantly impacted during the first quarter of 2000 as compared to the first quarter of 1999 due to our entry into the business messaging market. In addition, we substantially increased headcount in the above groups during the first quarter of 2000 as compared to the first quarter of 1999. We anticipate additional purchases and leasing significant amounts of hardware and software and to continuing to hire technical personnel.

SALES AND MARKETING EXPENSES

Sales and marketing expenses were $15.0 million for the first three months of 2000 as compared to $3.6 million for the comparable period in 1999. The $11.4 million increase was primarily due to the expansion of sales and marketing efforts and the establishment of partner agreements with third party Web sites. The primary component of sales and marketing expenses are customer acquisition costs. The costs related to customer acquisitions paid in cash to partners were $1.4 million in the first quarter of 2000 as compared to $407,000 in the first quarter of 1999. The costs related to customer acquisitions through the issuance of Class A common stock were approximately $0 and $2.2 million during the first quarter of 2000 and 1999, respectively. The Company is no longer incurring customer acquisition costs through the issuance of stock. An amendment to the CNET, Snap and NBC agreement signed during the second quarter of 1999 eliminated the monthly issuance of shares, but required us to issue the remaining shares under the contract simultaneously with our initial public offering. The value of these shares ($18.1 million) is being amortized over the subsequent two-year period. We recorded approximately $2.3 million and $0 of amortization expense in connection with the issuance of these shares during the first quarter of 2000 and 1999, respectively. We also recorded approximately $111,000 in amortization of partner advances of shares to CNN during the first quarter of 2000 and 1999. As previously mentioned, the Company expensed the remaining unamortized balance of approximately $3.3 million related to the AT&T warrants during the first quarter of 2000. The next largest cost is advertising and promotion that was $3.1 million and $189,000 during the first quarter of 2000 and 1999 respectively. The increase reflects costs associated with online advertising for customer acquisitions. The remainder of the costs in this category relates to salaries and commissions for sales, marketing, and business development personnel. Sales and marketing costs were also impacted during the first quarter of 2000 as a result of our entry into the business messaging market. We expect to increase our sales and marketing efforts throughout 2000 and expect sales and marketing expenses to continue to increase as we continue to invest in sales and marketing personnel, expand our business messaging activities, and build our brand name.

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $8.7 million during the first quarter of 2000 as compared to $1.4 million during the first quarter of 1999. The $7.3 million increase was attributable to increased personnel and related costs, including recruiting fees, primarily due to an increase in the number of employees and increased facilities costs. At March 31, 2000, the number of employees was 735, as compared to 103 at March 31, 1999. General and administrative expenses consist primarily of compensation and other employee costs not included in other line items, as well as overhead expenses, customer support and bad debt expense. In addition, general and administrative expenses increased during the first quarter of 2000 as compared to the first quarter of 1999 due to our entry into the business messaging market. We expect these expenses to continue to grow as necessary to support the growth of our business and to operate as a public company. During the first quarter of 2000, we incurred a $1.8 million charge related to the issuance of 104,347 shares of Class A common stock to an individual as compensation for services performed.

PRODUCT DEVELOPMENT

Product development costs were $3.6 million during the first quarter of 2000 as compared to $1.2 million in the first quarter of 1999. The $2.4 million increase was primarily due to increased staffing and consulting costs to add new features, design new services and redesign existing services. Product development costs consist primarily of salaries and consulting services. Additionally, product development costs have increased during the first quarter of 2000 as compared to the first quarter of 1999 due to our entry into the business messaging market. To date, we have expensed all of our product development costs as incurred. We need to continue to invest in product development to attain our goals and, as a result, we expect product development expenses to increase significantly.

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS AND WRITE-OFF OF ACQUIRED IN-PROCESS TECHNOLOGY

Amortization of goodwill and other intangible assets and the write-off of acquired in-process technology resulted from the acquisitions made during the first quarter of 2000 and the second half of 1999. Goodwill represents the excess of the purchase price over the fair market value of the net assets acquired and is being amortized over a 3 to 5 year period. Purchased in-process technology was $7.7 million for the first quarter of 2000 and relates to the acquisition of NetMoves in February 2000. Amortization of goodwill and other intangible assets for the first quarter of 2000 was $7.8 million. There was no amortization of goodwill or write-off of purchased in-process technology during the first quarter of 1999.

OTHER INCOME (EXPENSE), NET

Other income (expense), net includes interest income from our cash investments and marketable securities, and interest expense related to our convertible note offering and capital lease obligations. Interest income for the quarter ended March 31, 2000 was $1.8 million as compared to $115,000 during the quarter ended March 31, 1999. The increase in interest income in 2000 was due to higher cash balances after we completed a private placement of preferred stock in March 1999, our initial public offering in June 1999, additional proceeds from the exercise of the underwriters over-allotment of shares in July 1999 as it related to our initial public offering, the proceeds relating to the exercise of warrants and the proceeds from our convertible note offering in January 2000.

Interest expense was $1.8 million in the first quarter of 2000 as compared to $99,000 in the first quarter of 1999. The increase was primarily due to interest related to our convertible note offering and our capital lease obligations, as we continue to finance our computer equipment purchases.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have obtained financing through private placements of equity securities, equipment leases, and our initial public offering including the exercise of the over-allotment option and more recently through our convertible debt offering. In March 1999, we received net proceeds of $15.2 million from the sale of our Class E convertible preferred stock. In June 1999, we received net proceeds of approximately $50.6 million from our initial public offering, concurrent share issuance to CNET and NBC Multimedia for the exercise of their warrants to purchase Class A common stock. In July 1999, we received an additional $6.7 million when the underwriters exercised their over-allotment of shares. In January 2000, we received net proceeds of $96.1 million from our convertible debt offering.

On March 30, 2000, we entered into a $12 million Master Lease Agreement with GATX Technology Services Corporation ("GATX") for equipment lease financing (hardware and software). Terms of individual leases signed under the Master Lease Agreement will call for a 36 month lease term, with rent payable monthly in advance. The effective interest rate is 12.1% and is adjustable based on prime. GATX holds a first priority security interest in the equipment under the facility.

We are obligated to draw down 80% of the facility or be subject to a non-utilization fee equal to 1.25% of the unused portion of the facility. Under terms of the Master Lease Agreement, we have the option to purchase the equipment at the then fair market value of the equipment at lease expiration.

On March 31, 2000, we entered into a $2 million Master Lease Agreement with Leasing Technologies International, Inc. The lease line provides for the lease of new, brand name computers, office automation and other equipment. Terms of individual leases signed under the Master Lease Agreement call for a 36 month lease term, rent payable monthly in advance. The effective interest rate is 14.7% and is adjustable based on prime. In addition, a security deposit equal to one month's rent is payable at individual lease inception.

Under terms of the Master Lease Agreement at the end of the lease term, the Company has the option to either purchase, or return the equipment, or extend the lease term by twelve months, at a set percent of the original price. In the latter case, the lease terms provide for a discounted monthly rental and a bargain purchase option at the expiration of the twelve month extension.

Net cash used in operating activities was $17.6 million for the quarter ended March 31, 2000, and $1.8 million for the quarter ended March 31, 1999. Cash used in operating activities was impacted by the net loss from operations, offset in part by a write-off of in-process technology, non-cash charges related to partner agreements, and depreciation of fixed assets and amortization of goodwill and other intangible assets.

Net cash used in investing activities was $3.8 million for the quarter ended March 31, 2000 and $1.4 million for the quarter ended March 31, 1999. Net cash used in investing activities consisted primarily of purchases of computer equipment, the increase in notes receivable, partially offset by the net cash received from acquisitions. We expect that net cash used in investing activities will increase as we acquire significant new hardware and software in the future.

Net cash provided by financing activities was $97.6 million for the quarter ended March 31, 2000 and $14.9 million for the quarter ended March 31, 1999. During the quarter ended March 31, 2000, $96.1 million was received from our convertible note offering, net of issuance costs.

At March 31, 2000, the Company maintained a $1 million letter of credit ("LC") with a bank to secure obligations under an office space lease. The LC expires on January 31, 2001 and will automatically renew for additional periods of one year but not beyond January 31, 2006. The bank may choose not to extend the LC by notifying us not less than 30 days but not more than 60 days prior to an expiry date. We are required to maintain a $1 million balance on deposit with the bank in an interest bearing account, which is included in restricted investments in the consolidated balance sheet. Through March 31, 2000 there were no drawings under the LC.

At March 31, 2000 we had $113 million of cash and cash equivalents. Our principal commitments consist of a convertible note, notes payable, obligations under capital leases, domain asset purchase obligations, and commitments for capital expenditures. We believe that the existing cash and cash equivalents and cash generated from our operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. Our operating and investing activities may require us to obtain additional equity or debt financing. In addition, we continue to evaluate potential acquisitions of other businesses, products, and technologies on an ongoing basis. In order to complete these potential acquisitions, we may need additional equity or debt financing in the future. Sales of additional equity securities could result in additional dilution to our stockholders.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101") which summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company will be required to adopt the accounting provisions of SAB No. 101, no later than the second quarter of 2000. The Company does not believe that the implementation of SAB
No. 101 will have a significant effect on its results of operations.

In March 2000, the FASB issued Interpretation No. 44, "Accounting For Certain Transactions Involving Stock Compensation" ("FIN No.44") provides guidance for applying APB Opinion No. 25, "Accounting For Stock Issued To Employees." With certain exceptions, FIN No. 44 applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards and changes in grantee status on or after July 1, 2000. The Company does not believe that the implementation of FIN No. 44 will have significant effect on its results of operations.

In March 2000, the Emerging Issues Task Force of the FASB reached a consensus on Issue No. 00-2, "Accounting for Web Site Development Costs" which provides guidance on when to capitalize versus expense costs incurred to develop a web site. The consensus is effective for web site development costs in quarters beginning after June 30, 2000. The Company has not yet analyzed the impact of this issue on its consolidated financial statements.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk - Our accounts receivables are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. As a result we do not anticipate any material losses in this area.

Interest Rate Risk - Investments that are classified as cash and cash and equivalents have original maturities of three months or less. Changes in the market's interest rates do not affect the value of these investments. Marketable securities are comprised of U.S. Treasury Notes and are classified as available-for-sale and subject to interest rate fluctuations. At March 31, 2000, unrealized losses of $12,000 were recorded.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

WE HAVE ONLY A LIMITED OPERATING HISTORY, AND WE ARE INVOLVED IN A NEW AND UNPROVEN INDUSTRY.

       We have only a limited operating history upon which you can evaluate our business and our prospects. We have offered a commercial email service since November 1996 under the name iName. We changed our company name to Mail.com, Inc. in January 1999. Also on March 28, 2000, we formed WORLD.com for the purpose of developing and operating our domain name properties as independent Web sites. Our success will depend in part upon the development of a viable market for email advertising and fee-based Internet messaging services and outsourcing, and upon our ability to compete successfully in those markets. Our success will also depend on our ability to successfully develop and operate our domain name properties under WORLD.com, and the acceptance by businesses and consumers of the services offered at these Web sites. For the reasons discussed in more detail below, there are substantial obstacles to our achieving and sustaining profitability.

WE HAVE INCURRED LOSSES SINCE INCEPTION AND EXPECT TO INCUR SUBSTANTIAL LOSSES IN THE FUTURE.

       We have generated only limited revenues to date. We have not achieved profitability in any period, and we may not be able to achieve or sustain profitability. We incurred a net loss of $42.5 million for the quarter ended March 31, 2000. We had an accumulated deficit of $105.6 million as of March 31, 2000. We expect to continue to incur substantial net losses and negative operating cash flow for the foreseeable future. We have begun and will continue to significantly increase our operating expenses in anticipation of future growth. We intend to expand our sales and marketing operations, upgrade and enhance our technology, continue our international expansion, and improve and expand our management information and other internal systems. We intend to make strategic acquisitions and investments, which may result in significant amortization of goodwill and other expenses. We are making these expenditures in anticipation of higher revenues, but there will be a delay in realizing higher revenues even if we are successful. If we do not succeed in substantially increasing our revenues, our losses will continue indefinitely and will increase.

WE FACE VARIOUS RISKS AND UNCERTAINTIES IN CONNECTION WITH OUR ACQUISITION OF NETMOVES.

       NetMoves has sustained losses since inception. NetMoves incurred a net loss of $12.0 million for the year ended December 31, 1999. In addition, NetMoves had negative earnings before interest and expects to continue to sustain losses.

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

WE MAY BE UNABLE TO PAY DEBT SERVICE ON THE CONVERTIBLE NOTES AND OTHER OBLIGATIONS.

            We had an operating loss and negative cash flow during the quarters ended March 31, 2000 and 1999 and expect to incur substantial losses and negative cash flows for the foreseeable future. Accordingly, cash generated by our operations would have been insufficient to pay the amount of interest anticipated to be payable annually on the

Notes. We cannot assure you that we will be able to pay interest and other amounts due on the Notes on the scheduled dates or at all. In the event our cash flow and cash balances are inadequate to meet our obligations, we could face substantial liquidity problems. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments, or if we otherwise fail to comply with any covenants in our indebtedness, we would be in default under these obligations, which would permit these lenders to accelerate the maturity of the obligations and could cause defaults under our indebtedness. Any such default could have a material adverse effect on our business, results of operations and financial condition. We cannot assure you that we would be able to repay amounts due on the Notes if payment of the Notes were to be accelerated following the occurrence of an Event of Default.

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

       We may lose a substantial number of members. When members register for our service at a partner's Web site, the default domain name members use for their email address is typically a domain name that is owned by the partner. As of March 31, 2000, we estimate that approximately 28% of our established e-mailboxes have email addresses at partner-owned domain names. Upon expiration, most partners can require us to relinquish existing members with addresses at partner-owned domain names. Even those members who have selected addresses using our domain names may find it more convenient to switch to whatever replacement email service may be available at the partner's site. The loss of members due to expiration or non-renewal of partner contracts may materially reduce our revenues. Moreover, as of March 31, 2000, we estimate that approximately 17% of our e-mailboxes established are at the email.com domain. If CNET and NBCi exercise their rights to terminate our agreement, which includes the right to terminate for convenience after May 13, 2001, we would be obligated to transfer the email.com domain name and related member information to them. If CNET and NBCi terminate for convenience, they would be obligated to pay us the greater of $5.0 million or 120% of the fair market value of the email.com user data based on the projected economic benefit of the users and either return to us the shares that we issued to them for the establishment of e-mailboxes or pay us the then fair market value of these shares. If CNET and NBCi terminate for other reasons, the amount of compensation they must pay to us varies depending on the reason for termination. NBC Multimedia may elect to exercise similar rights relating to email.com e-mailboxes established through their sites under our agreement with them.

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

       Most of our partner sites, including most of those with well-known brand names, do not generate significant numbers of new e-mailboxes. The following four partners accounted for 39% of our new emailboxes established in March 2000:

                                                                 PERCENTAGE
                                                                   OF NEW                  DATE THAT OUR
                                                                 E-MAILBOXES               CONTRACT WITH
                                                                     IN                     THE PARTNER
PARTNER                                                         FEBRUARY 1999                 EXPIRES
-------                                                         -------------                 -------
Juno......................................................          13%                    December 2001
Snap......................................................           9%                         *
Earthlink.................................................           9%                     April 2001
IWon......................................................           8%                    October 2000

*      Snap may terminate their contracts for convenience after May 13, 2001.

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

We believe that most of our members do not use their e-mailboxes regularly, and many do not use them at all. We do not have the computer systems necessary to regularly monitor e-mailbox usage by our members. We do have information for selected Web sites for the 28 day period ending May 11, 2000, which excludes ISP members, email.com members, members who automatically forward their email from their e-mailbox provided by Mail.com to another e-mailbox and members that subscribe for our upgrade "POP3" access. During this 28 day period, no more than 30% of e-mailboxes in the sample were accessed by our members. Moreover, up to 20% of those e-mailboxes that were accessed were first established during that period. We expect our proportion of active members to decrease as our total number of established e-mailboxes increases. On an ongoing basis, we believe that a significant number of members will cease using our service each month. We cannot assure you that we will be able to add enough new members to compensate for this anticipated loss of usage.

We have only a limited ability to generate advertising revenues from forwarding and POP3 accounts, which represent a significant percentage of our e-mailboxes. Members who choose our forwarding service or subscribe to our POP3 service do not need to come to our partners' or our Web sites to access their email. Therefore, we do not deliver Web-based advertisements to these members. Forwarding and POP3 accounts represented approximately 29% of our total e-mailboxes as of March 31, 2000, and 9% of the e-mailboxes that were established during March 2000. If a disproportionate percentage of members choose either of these options, it will adversely affect our ability to generate advertising related revenues.

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

We do not know how many members have established multiple e-mailboxes. Because we do not charge for our basic service, individuals can easily establish multiple e-mailboxes. This makes it impossible for us to determine the number of separate individuals registering for our service, which may reduce the advertising rates we can command.

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

A limited number of advertisers account for a high percentage of our revenues, our contracts with our advertisers typically have terms of only one or two months, and we may be unable to renew these contracts. We are dependent on a limited number of advertisers to derive a substantial portion of our revenues. For the quarter ended March 31, 2000 and 1999, revenues from our five largest advertisers accounted for an aggregate of 11% and 51%, respectively, of our revenues. Our future success will depend upon our ability to retain these advertisers, to generate significant revenues from new advertisers and to reduce our reliance on any single advertiser. Our existing contracts with advertisers generally have terms of only one or two months and we may be unable to renew them. The loss of one of our major advertisers or our inability to attract new advertisers would cause our revenues to decline.

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

       The following are among the factors that could cause significant fluctuations in our operating results:

       - incurrence of other cash and non-cash accounting charges resulting from acquisitions, including charges resulting from acquisitions;

       - incurrence of additional expenditures without receipt of offsetting revenues as a result of the development of our domain name properties;

       - delay or cancellation of even a small number of advertising contracts;

       - expiration or termination of partnerships with Web sites or ISPs, which can result from mergers or other strategic combinations as Internet businesses continue to consolidate;

       - system outages, delays in obtaining new equipment or problems with planned upgrades;

       -      disruption or impairment of the Internet;

       -      introduction of new or enhanced services by us or our competitors;

       -      changes in our pricing policy or that of our competitors;

       - seasonality in the demand for advertising, or changes in our own advertising rates or advertising rates in general, both on and off the Internet;

       - changes in governmental regulation of the Internet and email in particular; and

       - general economic and market conditions, and particularly those affecting email advertising.

SEVERAL OF OUR COMPETITORS HAVE SUBSTANTIALLY GREATER RESOURCES, LONGER OPERATING HISTORIES, LARGER CUSTOMER BASES AND BROADER PRODUCT OFFERINGS.

       Our business is, and we believe will continue to be, intensely competitive. Our competitors with respect to email services include such large and established companies as Microsoft, America Online, Yahoo!, Excite@Home, Disney (which owns the GO Network) and Lycos. Microsoft offers free Webmail through its Hotmail Web site, and has dominant market share with over 40 million e-mailboxes according to Microsoft. We also compete for partners with email service providers such as USA.NET, Inc., Critical Path, Inc. and CommTouch Software, Ltd. In offering email services to businesses, schools and other organizations, we expect to compete with MCI Mail, USA.NET and Critical Path. Our current and prospective competitors in the facsimile transmission services market generally fall into the following groups: (i) telecommunication companies, such as AT&T, WorldCom, Sprint, the regional Bell operating companies and telecommunications resellers, (ii) ISPs, such as UUnet and NETCOM On-Line Communications Services, Inc.; (iii) on-line services providers, such as Microsoft and America Online and (iv) direct fax delivery competitors, including Premiere Document Distribution (formerly Xpedite Systems, Inc.) and IDT Corporation. In addition, we compete for advertisers with DoubleClick, 24/7 Media, and other Internet advertising networks. We also compete for advertisers with other Internet publishers as well as traditional media such as television, radio, print and outdoor advertising. See "Item 1 Business - Competition."

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

       Our future success depends to a significant extent on the continued service of our key technical, sales and senior management personnel, but they have no contractual obligation to remain with us. In particular, our success depends on the continued service of Gerald Gorman, our Chairman and Chief Executive Officer, Gary Millin, CEO of WORLD.com, Lon Otremba, our President, Debra McClister, our Executive Vice President and Chief Financial Officer, Sam Kline, our Executive Vice President, Technology, Thomas Murawski, our Chief Executive Officer, Mail.com Business Messaging Services, Inc., and Aaron Fessler, President of Allegro. The loss of the services of Messrs. Gorman, Millin, Otremba, Kline, Murawski and Fessler or of Ms. McClister, or several other key employees, would impede the operation and growth of our business.

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

OUR COMPUTER SYSTEMS MAY FAIL AND INTERRUPT OUR SERVICE.

       Our members have in the past experienced interruptions in our email service. We believe that these interruptions will continue to occur from time to time. These interruptions are due to hardware failures, unsolicited bulk emails that overload our system and other computer system failures. In particular, we have experienced outages and delays in email delivery and access to our email service related to disk failures, the implementation of changes to our computer system and insufficient storage capacity. These failures have resulted and may continue to result in significant disruptions to our service. Although we plan to install backup computers and implement procedures to reduce the impact of future malfunctions in these systems, the presence of these and other single points of failure in our network increases the risk of service interruptions. Some aspects of our computer systems are not redundant. These include our member database system and our email storage system, which stores emails and other data for our members. In addition, substantially all of our computer and communications systems relating to our email services are currently located in our primary data centers in Manhattan, Edison, New Jersey and Dayton, Ohio. We currently do not have alternate sites from which we could conduct operations in the event of a disaster. Our computer and communications hardware is vulnerable to damage or interruption from fire, flood, earthquake, power loss, telecommunications failure and similar events. Our services would be suspended for a significant period of time if either of our primary data centers was severely damaged or destroyed. We might also lose stored emails and other member files, causing significant member dissatisfaction and possibly giving rise to claims for monetary damages.

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

GERALD GORMAN CONTROLS MAIL.COM AND WILL BE ABLE TO PREVENT A CHANGE OF CONTROL.

       Gerald Gorman, our Chairman and Chief Executive Officer, beneficially owned as of March 31, 2000 Class A and Class B common stock representing approximately 69% of the voting power of our outstanding common stock. Each share of Class B common stock entitles the holder to 10 votes on any matter submitted to the stockholders. As a result of his share ownership, Mr. Gorman will be able to determine the outcome of all matters requiring stockholder approval, including the election of directors, amendment of our charter and approval of significant corporate transactions. Mr. Gorman will be in a position to prevent a change in control of Mail.com even if the other stockholders were in favor of the transaction.

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

       We recently acquired NetMoves Corporation, a provider of a variety of Internet document delivery services to businesses, and The Allegro Group, Inc., a provider of email and email related services, such as virus blocking and content screening, to businesses. We also made an investment in 3Cube, Inc., a company specializing in Internet fax technology, and acquired TCOM, Inc., a software technology consulting firm, and Lansoft U.S.A., Inc., a provider of email management, e-commerce, and Web hosting services to businesses. We also recently acquired eLong.com, Inc., in connection with the formation of Asia.com, Inc. We will continue our efforts to acquire or make strategic investments in businesses and to acquire or license technology and other assets, and any of these acquisitions may be material to us. We cannot assure you that acquisition or licensing opportunities will continue to be available on terms acceptable to us or at all. Such acquisitions involve risks, including:

       -      inability to raise the required capital;

       -      difficulty in assimilating the acquired operations and personnel;

       -      inability to retain any acquired member or customer accounts;

       -      disruption of our ongoing business;

       - the need for additional capital to fund losses of acquired business;

       - inability to successfully incorporate acquired technology into our service offerings and maintain uniform standards, controls, procedures, and policies; and

       -      lack of the necessary experience to enter new markets.

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

       We intend to continue to expand into international markets and to expend significant financial and managerial resources to do so. We have limited experience in international operations and may not be able to compete effectively in international markets. If our revenues from international operations do not exceed the expense of establishing and maintaining these operations, our losses will increase and our operating results will suffer. We face significant risks inherent in conducting business internationally, such as:

       - uncertain demand in foreign markets for Webmail advertising, direct marketing and e-commerce;

       - difficulties and costs of staffing and managing international operations;

       -      differing technology standards;

       - difficulties in collecting accounts receivable and longer collection periods;

       - economic instability and fluctuations in currency exchange rates and imposition of currency exchange controls;

       -      potentially adverse tax consequences;

       - regulatory limitations on the activities in which we can engage and foreign ownership limitations on our ability to hold an interest in entities through which we wish to conduct business, and

       - political instability, unexpected changes in regulatory requirements, and reduced protection for intellectual property rights in some countries.

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

A SUBSTANTIAL AMOUNT OF OUR COMMON STOCK MAY COME ONTO THE MARKET IN THE FUTURE, WHICH COULD DEPRESS OUR STOCK PRICE.

       Sales of a substantial number of shares of our common stock in the public market could cause the market price of our Class A common stock to decline. As of March 31, 2000, we had an aggregate of 56,074,023 shares of Class A and Class B common stock and 12,197,302 options and 1,251,233 warrants to purchase an aggregate of 13,448,535 shares of Class A common stock outstanding. As of such date, approximately 46,649,061 shares of Class A common stock and Class B common stock were freely tradable, in some cases subject to the volume and manner of sale limitations contained in Rule 144. As of such date, approximately 9,256,433 shares of Class A common stock will become available for sale at various later dates upon the expiration of one-year holding periods or upon the expiration of any other applicable restrictions on resale. We are likely to issue large amounts of additional Class A common stock, which may also be sold and which could adversely affect the price of our stock.

       As of March 31, 2000 the holders of up to 20,423,748 shares of Class A common stock, have the right, subject to various conditions, to require us to file registration statements covering their shares, or to include their shares in registration statements that we may file for ourselves or for other stockholders, including the shelf registration statement we are required to file with respect to the Notes. By exercising their registration rights and selling a large number of shares, these holders could cause the price of the Class A common stock to fall. An undetermined number of these shares have been sold publicly pursuant to Rule 144.

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



PART II OTHER INFORMATION

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

During the three months ended March 31, 2000, Mail.com issued Class A common stock to third parties in connection with business transactions or granted options to employees in reliance upon the exemption from registration pursuant to Section 4 (2) of the Securities Act of 1933 and Rule 701 or Regulation S promulgated thereunder or otherwise not subject to registration in various transactions as follows:

During the three months ended March 31, 2000, we issued 5,531 shares of Class A common stock to employees at a weighted average price of $15.97 per share representing the Company's matching contribution to its 401(k) plan.

On February 13, 2000, we issued 6,343,904 shares of Class A common stock to the shareholders of NetMoves Corporation as part of the purchase price for the acquisition of NetMoves Corporation by Mail.com. We also assumed NetMoves Corporation stock options and warrants which represent the right to purchase 962,443 shares and 57,343 shares, respectively of Mail.com Class A common stock at a weighted-average exercise price of $6.69 and $8.64 per share, respectively.

On March 14, 2000, we issued 3,599,491 shares of Class A common stock to the shareholders of eLong.com, Inc. as part of the purchase price for the acquisition of eLong.com Inc. by Mail.com. We also assumed eLong.com Inc. stock options that represent the right to purchase 279,289 shares of Mail.com Class A common stock at a weighted average exercise price of $1.25 per share.

On March 24, 2000, we issued 104,347 shares of Class A common stock to an individual under a restricted stock agreement.

On March 29, 2000, we issued 185,686 shares of Class A common stock to the shareholders of Standard Tool and Die as part of a 10% investment in that company.

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are filed as part of this report:

       (27) Financial Data Schedule

       Reports on Form 8-K - Mail.com, Inc. filed three reports on Form 8-K during the three months ended March 31, 2000.

                 - The report dated January 21, 2000 and filed January 24, 2000 announced that the Company issued a press release announcing the pricing of its previously announced Rule 144A offering of Convertible Subordinated Notes.

                 - The report dated February 8, 2000 and filed February 11, 2000 reported that the Company completed its acquisition of NetMoves Corporation pursuant to an Agreement and Plan of Merger dated as of December 11, 1999.

                 - The report dated March 14, 2000 and filed March 28, 2000 announced that the Company acquired eLong.com, Inc., a Delaware corporation, pursuant to an Agreement and Plan of Merger dated as of March 14, 2000.

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

May 15, 2000