Form 10-Q
period 2000-06-30
MAIL COM INC
filed 2000-08-14
CIK 1081661

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10Q

                                   (MARK ONE)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-26371

                                 MAIL.COM, INC.
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

                 DELAWARE                                    13-3787073
       (STATE OR OTHER JURISDICTION           (I.R.S. EMPLOYER IDENTIFICATION OF
                                                 INCORPORATION OR ORGANIZATION)

        11 BROADWAY, NEW YORK, NY                               10004
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                     (ZIP CODE)

                                 (212) 425-4200
               (REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE)

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Common stock outstanding at July 31, 2000: Class A common stock $0.01 par value 49,756,140 shares, and Class B common stock $0.01 par value 10,000,000 shares.

                                 MAIL.COM, INC.
                                  JUNE 30, 2000
                                    FORM 10-Q
                                      INDEX

                                                                                                          PAGE
                                                                                                          NUMBER
                                                                                                          ------
PART I:       Financial Information

    Item 1:   Condensed Consolidated Financial Statements:

              Condensed Consolidated Balance Sheets as of June 30, 2000 (unaudited) and
                  December 31, 1999.......................................................................     2

              Unaudited Condensed Consolidated Statements of Operations for the three and six
                  months ended June 30, 2000 and 1999.....................................................     3

              Unaudited Condensed Consolidated Statements of Cash Flows for the six months
                  ended June 30, 2000 and 1999............................................................     4

              Notes to Unaudited Interim Condensed Consolidated Financial Statements .....................     6

    Item 2:   Management's Discussion and Analysis of Financial Condition and
                  Results of Operations...................................................................    22

    Item 3:   Qualitative and Quantitative Disclosure about Market Risk...................................    33

PART II:      Other Information

    Item 2:   Changes in Securities and Use of Proceeds...................................................    51

    Item 4:   Submission of Matters to a Vote of Security Holders.........................................    51

    Item 6:   Exhibits and Reports on Form 8-K............................................................    52

    Item 7:   Signatures..................................................................................    53

                                 MAIL.COM, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                           JUNE 30,       DECEMBER 31,
                                                                                             2000             1999
                                                                                         -----------      -----------
                                                                                         (UNAUDITED)
                                           ASSETS

Current assets:
    Cash and cash equivalents                                                            $  50,498         $  36,870
    Marketable securities                                                                   37,326             7,006
    Accounts receivable, net of allowance for doubtful accounts of $827 and $197 as of June 30, 2000 and
       December 31, 1999, respectively                                                       9,741             4,138
    Prepaid expenses and other current assets                                                4,630             1,940
    Notes receivable                                                                         2,000                --
    Receivable from sale leaseback                                                           1,265               183
                                                                                         ---------         ---------

               Total current assets                                                        105,460            50,137

Property and equipment, net                                                                 43,713            28,935
Domain assets, net                                                                           7,138             7,934
Partner advances, net                                                                        8,549            16,809
Investments                                                                                 14,544             2,962
Goodwill and other intangible assets, net                                                  247,928            28,964
Restricted investments                                                                       1,054             1,000
Debt issuance costs, net                                                                     3,454                --
Other                                                                                        2,689               526
                                                                                         ---------         ---------

               Total assets                                                              $ 434,529         $ 137,267
                                                                                         =========         =========

                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                                     $  14,978         $   7,546
    Accrued expenses                                                                        23,079            11,735
    Current portion of notes payable                                                         1,980                --
    Current portion of capital lease obligations                                             7,296             5,483
    Current portion of domain asset purchase obligations                                       197               400
    Deferred revenue                                                                         1,036               610
    Other current liabilities                                                                2,439             2,562
                                                                                         ---------         ---------

               Total current liabilities                                                    51,000            28,336

Capital lease obligations, less current portion                                             17,096            12,016
Domain asset purchase obligation, less current portion                                         103               176
Deferred revenue                                                                               927               725
Notes payable, less current portion                                                            754                --
Convertible notes payable                                                                  100,000                --
                                                                                         ---------         ---------

               Total liabilities                                                           169,880            41,253
                                                                                         ---------         ---------

Minority interest                                                                            1,825                --

Commitments and contingencies

Stockholders' equity:
Common stock, $0.01 par value; 130,000,000 shares authorized:
    Class A--120,000,000 shares authorized; 49,161,555 and 35,218,461 shares
       issued and outstanding at June 30, 2000 and December 31,1999, respectively              492               352
    Class B--10,000,000 shares authorized, issued and outstanding at June 30, 2000
       and December 31, 1999 with an aggregate liquidation preference of $1,000                100               100
Additional paid-in capital                                                                 416,780           159,759
Deferred compensation                                                                         (780)           (1,117)
Subscriptions receivable                                                                      (202)               --
Accumulated other comprehensive loss                                                           (45)               --
Accumulated deficit                                                                       (153,521)          (63,080)
                                                                                         ---------         ---------

               Total stockholders' equity                                                  262,824            96,014
                                                                                         ---------         ---------

               Total liabilities and stockholders' equity                                $ 434,529         $ 137,267
                                                                                         =========         =========

           See accompanying notes to unaudited condensed consolidated financial statements.

                                 MAIL.COM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATION
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)


                                                                     THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                             ----------------------------------  ---------------------------------
                                                                          JUNE 30,                             JUNE 30,
                                                             ----------------------------------  ---------------------------------
                                                                   2000               1999            2000                1999
                                                             -------------       --------------  ----------------    -------------
Revenues:
  Messaging                                                  $     13,592        $      2,057    $     23,543        $      3,243
  Domain development (WORLD.com)                                    1,431                  --           1,431                  --
                                                             ------------        ------------    ------------        ------------

          Total  revenues                                          15,023               2,057          24,974               3,243
                                                             ------------        ------------    ------------        ------------

Operating expenses:
  Cost of revenues:
    Messaging                                                      12,435               2,179          22,278               3,656
    Domain development (WORLD.com)                                  1,460                  --           1,478                  --
                                                             ------------        ------------    ------------        ------------

          Total cost of revenues                                   13,895               2,179          23,756               3,656

Sales and marketing                                                16,864               3,906          31,832               7,496
General and administrative                                          9,724               2,634          18,396               3,999
Product development                                                 5,540               1,409           9,131               2,587
Amortization of goodwill and other intangible assets               16,733                  --          24,567                  --
Write-off of acquired in-process technology                            --                  --           7,650                  --
                                                             ------------        ------------    ------------        ------------

          Total operating expenses                                 62,756              10,128         115,332              17,738
                                                             ------------        ------------    ------------        ------------

          Loss from operations                                    (47,733)             (8,071)        (90,358)            (14,495)
                                                             ------------        ------------    ------------        ------------

Other income (expense):
  Interest income                                                   1,542                 189           3,366                 304
  Interest expense                                                 (2,302)                (79)         (4,109)               (178)
                                                             ------------        ------------    ------------        ------------

          Total other income (expense), net                          (760)                110            (743)                126
                                                             ------------        ------------    ------------        ------------

Net loss                                                          (48,493)             (7,961)        (91,101)            (14,369)

Minority interest                                                     596                  --             660                  --
                                                             ------------        ------------    ------------        ------------

Loss before cumulative dividends                                  (47,897)             (7,961)        (90,441)            (14,369)

Cumulative dividends on settlement of contingent
  obligations to preferred stockholders                                --              14,556              --              14,556
                                                             ------------        ------------    ------------        ------------

          Net loss attributable to common stockholders       $    (47,897)       $    (22,517)   $    (90,441)       $    (28,925)
                                                             ============        ============    ============        ============

Basic and diluted net loss per common share                  $      (0.84)       $      (1.09)   $      (1.70)       $      (1.56)
                                                             ============        ============    ============        ============

Weighted-average basic and diluted shares outstanding          57,361,379          20,605,412      53,352,500          18,531,509
                                                             ============        ============    ============        ============


           See accompanying notes to unaudited condensed consolidated financial statements.

                                 MAIL.COM, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                                       SIX MONTHS ENDED JUNE 30,
                                                                                      ---------------------------
                                                                                          2000            1999
                                                                                      -----------     -----------
Cash flows from operating activities:
    Net loss                                                                          $ (90,441)       $ (14,369)
    Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
       Non-cash charges related to partner agreements                                     8,260            3,474
       Non-cash compensation                                                                 --               34
       Depreciation and amortization                                                      6,786              982
       Amortization of goodwill and other intangible assets                              24,567               --
       Amortization of domain assets                                                        924              313
       Amortization of deferred compensation                                                240              218
       Write off of Geocities contract                                                       --              500
       Provision for doubtful accounts                                                      255               45
       Amortization of debt issuance costs                                                  309               --
       Write-off of acquired in-process technology                                        7,650               --
       Non-cash advertising                                                                (125)              --
       Issuance of common stock in lieu of compensation                                   1,800               --
    Changes in operating assets and liabilities, net of effect of acquisitions:
       Accounts receivable                                                               (3,676)            (314)
       Prepaid expenses and other current assets                                           (444)            (127)
       Other assets                                                                        (887)            (237)
       Accounts payable, accrued expenses and other current liabilities                   4,523            9,931
       Deferred revenue                                                                     628               79
                                                                                      ---------        ---------

               Net cash (used in) provided by operating activities                      (39,631)             529
                                                                                      ---------        ---------

Cash flows from investing activities:
    Purchases of domain assets                                                              (28)            (943)
    Notes receivable                                                                     (2,000)              --
    Proceeds from sale leaseback                                                            631            3,691
    Principal payments of notes payable                                                  (4,230)              --
    Purchases marketable securities                                                     (48,191)
    Purchases of intangible assets                                                       (1,433)              --
    Purchases investments                                                                (3,000)              --
    Purchases of restricted investments                                                     (54)              --
    Purchases of property and equipment                                                  (4,638)         (12,119)
    Payments to employees of an acquired company                                            200               --
    Cash paid in connection with acquisitions, net                                        1,906               --
                                                                                      ---------        ---------

               Net cash used in investing activities                                    (60,837)          (9,371)
                                                                                      ---------        ---------

Cash flows from financing activities:
    Net proceeds from issuance of Class A, C and E preferred stock                           --           15,165
    Net proceeds from issuance of Class A common stock related to
       initial public offering                                                               --           43,212
    Proceeds from issuance of Class A common stock in connection with the
       exercise and purchase of warrants and options                                      1,783            7,890
    Issuance of shares for employee 401(k) plan                                             241               --
    Proceeds from issuance of convertible notes, net                                     96,050               --
    Proceeds from sales of marketable securities                                         17,916               --
    Payments under capital lease obligations                                             (2,959)            (403)
    Proceeds from sale of subsidiary interest                                             1,341               --
    Payments under domain asset purchase obligations                                       (276)             (29)
                                                                                      ---------        ---------

               Net cash provided by financing activities                                114,096           65,835
                                                                                      ---------        ---------

Net increase in cash and cash equivalents                                                13,628           56,993

Cash and cash equivalents at beginning of the period                                     36,870            8,414
                                                                                      ---------        ---------

Cash and cash equivalents at the end of the period                                    $  50,498        $  65,407
                                                                                      =========        =========

                                                                     (Continued)

                                 MAIL.COM, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)



Supplemental disclosure of non-cash information:

    During the six months ended June 30, 2000 and 1999, the Company paid approximately $1.1 million and $178,000, respectively, for interest.

Non-cash investing activities:

    During the six months ended June 30, 2000, the Company issued 903,698 shares of its Class A common stock in connection with certain investments. These transactions resulted in a non-cash investing activities of $8.6 million. (see Note 5)

    During the six months ended June 30, 2000, the Company issued 11,869,575 shares of its Class A common stock in connection with certain acquisitions. These transactions resulted in non-cash investing activities of $214.4 million. (see Note 2)

    During the six months ended June 30, 2000 the Company made an additional investment in an Internet company by issuing 255,049 shares of Class A common stock. This transaction resulted in a non-cash financing activity of approximately $1.5 million.

    During the six months ended June 30,1999, the Company issued 3,126,189 shares of its Class A common stock in connection with some of its Mail.com partner agreements. These transactions resulted in a non-cash investing activity of approximately $20.1 million.

Non-cash financing activities:

    The Company entered into various capital leases for computer equipment.
       These capital lease obligations resulted in non-cash financing activities aggregating $10.4 million and $3.1 million for the six months ended June 30, 2000 and 1999, respectively.

    The Company is obligated under various agreements to purchase domain assets. These obligations resulted in non-cash financing activities aggregating $197,000 for the six months ended June 30, 1999.




           See accompanying notes to unaudited condensed consolidated financial statements.

                                 MAIL.COM, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)    SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

(a)    SUMMARY OF OPERATIONS

Mail.com, Inc. (the "Company" or "Mail.com"), is a global provider of Internet messaging services. The Company offers its services to both the consumer and business markets. The Company's basic consumer email services are free to members. The Company generates revenues from these e-mail services primarily from advertising related sales, including direct marketing and e-commerce promotions. The Company also generates revenues in this market from subscription services, such as a service that allows members to purchase increased storage capacity for their emails. The Company generates revenues in the business market from email service fees related to its email system connection services, email monitoring services, outsourced mailbox fees from facsimile transmission services, (including desktop to fax, enhanced fax and broadcast fax services); and from licensing and service fees related to its collaboration software and services (including group calendaring, document sharing and project management. In March 2000, Mail.com formed WORLD.com to focus on developing the Company's extensive portfolio of domain names into major Web properties, such as Asia.com and India.com, which will serve the worldwide business-to-business and business-to-consumer marketplace. World.com through its subsidiaries generates revenues primarily from sales of information technology products and revenues generated from services from various Company owned web sites.

(b)    UNAUDITED INTERIM FINANCIAL INFORMATION

The interim condensed consolidated financial statements as of June 30, 2000 and for the three and six-month periods ended June 30, 2000 and 1999 have been prepared by the Company and are unaudited. In the opinion of management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position of Mail.com as of June 30, 2000 and the results of operations for the three and six months ended June 30, 2000 and 1999, and cash flows for the six months ended June 30, 2000 and 1999. The results of operations for any interim period are not necessarily indicative of the results of operations for any other future interim period or for a full fiscal year. The consolidated balance sheet at December 31, 1999 has been derived from audited consolidated financial statements at that date.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. It is suggested that these unaudited interim consolidated financial statements be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 1999 as included in the Company's Form 10-K filed with the Securities and Exchange Commission in March 2000.

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

(d)    PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of Mail.com and its subsidiaries from the dates of acquisition. WORLD.com, a wholly owned subsidiary, owns 92% of Asia.com (see Note 2). The interest of shareholders other than those of Mail.com is recorded as minority interest in the accompanying condensed consolidated statements of operations and condensed consolidated balance sheets. All intercompany balances and transactions have been eliminated in consolidation.

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

(g)    LETTER OF CREDIT AND RESTRICTED INVESTMENT

At June 30, 2000, the Company maintained a $1 million letter of credit ("LC") with a bank to secure obligations under an office space lease. The LC expires on January 31, 2001 and will automatically renew for additional periods of one year but not beyond January 31, 2006. The bank may choose not to extend the LC by notifying the Company not less than 30 days but not more than 60 days prior to an expiry date. The Company is required to maintain a $1 million balance on deposit with the bank in an interest bearing account, which is included in restricted investments in the accompanying consolidated balance sheet. Through June 30, 2000, there were no drawings under the LC.

(h)    DOMAIN ASSETS AND REGISTRATION FEES

A domain name is the part of an email address that comes after the @ sign (for example, if membername@mail.com is the email address then "mail.com" is the domain name). Domain assets represent the purchase of domain names and are amortized using the straight-line method over their economic useful lives, which have been estimated to be five years. Domain assets are recorded at cost. Domain assets acquired in exchange for future payment obligations are recorded at the net present value of such payments using a discount rate of 8.5%. The associated payment obligation is also recorded at the net present value of the payment obligations. Payment terms vary from two to seven years. Amortization of domain assets is charged to cost of revenues if currently being used or available for sale, and to sales and marketing if designated for new business development. The Company's policy is to evaluate its domain assets prior to paying its annual registration renewal fees. Any impairment is charged to cost of revenues. Retirements, sales and disposals of domain assets are recorded by removing the cost and accumulated amortization with the resulting amount charged to cost of revenues.

The Company pays domain name registration fees in advance to InterNIC, a cooperative activity between the US government and Network Solutions, Inc., which is the national registry for domain names in the U.S. Payment of these fees ensures legal ownership and registration of domain names. The initial registration period is for a two-year period with subsequent one-year renewal periods. These costs are deferred and amortized over the related registration period.

(i)    INVESTMENTS

Investments in which the Company owns less than 20% of a company's stock are accounted for on the cost basis. Such investments are stated at the lower of cost or market value. The equity method of accounting is used for companies and other investments in which the Company has significant influence; generally this represents common stock ownership of at least 20% but not more than 50%. Investments that are publicly traded are treated as available-for-sale and are available to support current operations or to take advantage of other investment opportunities and are stated at their fair value based upon publicly available market quotes. Unrealized gains and losses are computed on the basis of specific identification and are included within accumulated other comprehensive loss in stockholders' equity.

(j)    GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets are stated net of accumulated amortization. Goodwill and other intangible assets are being amortized on a straight-line basis over their expected periods of benefit ranging from three to five years (see Notes 2 and 3). The Company allocates a portion of the purchase price to the fair market value of the acquired assets and liabilities assumed as of the acquisition date

(k)    REVENUE RECOGNITION

The Company's advertising revenues are derived principally from the sale of banner advertisements and electronic message management services. Other advertising revenue sources include up-front placement fees and promotions. The Company's advertising products currently consist of banner advertisements that appear on pages within the Company's properties, promotional sponsorships that are typically focused on a particular event and merchant buttons on targeted advertising inventory encouraging users to complete a transaction.

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

The Company also delivers advertisements to its members through our Special Delivery permission-marketing program. Under this program, members can identify categories of products and services of interest to them and request that notices be sent to their e-mailbox about special opportunities, information and offers from companies in those categories. The Company recognizes revenue as mailings are delivered.

The Company also generates advertising related revenues by facilitating transactions for third party e-commerce sites. The Company's e-commerce partners may pay acquisition fees on a per customer basis or commissions on the sale of products or services. The Company recognizes this revenue based upon notification by the third party e-commerce site.

On some occasions, the Company receives upfront "placement" fees from advertising related to direct marketing and e-commerce promotion. These arrangements give the customer the exclusive right to use the Company's network to promote goods or services within their category. These exclusive arrangements generally last one year. The Company records placement fees as deferred revenues, and ratably recognizes the revenues over the term of the agreement.

The Company trades advertisements on its Web properties in exchange for advertisements on the Internet sites of other companies. Barter revenues and expenses are recorded at the fair market value of services provided or received; whichever is more determinable in the circumstances. Revenue from barter transactions is recognized as income when advertisements are delivered on the Company's Web properties. Barter expense is recognized when the Company's advertisements are run on other companies' Web sites, which is typically in the same period when barter revenue is recognized. If the advertising impressions are received from the customer prior to the Company delivering the advertising impressions a liability is recorded, and if the Company delivers the advertising impressions to the other companies' Web sites prior to receiving the advertising impressions a prepaid expense is recorded. At June 30, 2000 and December 31, 1999, the Company has recorded a liability of approximately $0, and $27,000, respectively, for barter advertising to be delivered. Barter revenue, which is a component of advertising revenue, amounted to $388,000 and $111,000 for the three months ended June 30, 2000 and 1999 and $434,000 and $255,000 for the six months ended June 30, 2000 and 1999, respectively. For the three and six month periods ended June 30, 2000 and 1999, barter expenses were approximately $263,000 and $87,000, and $282,000 and $212,000 respectively.

The Company generates revenues in the business market by providing businesses with Internet email services, facsimile transmission services and collaboration software and services. These services include email to fax, fax to email, enhanced fax, and broadcast fax; email system connection services, email hosting services and email monitoring services, (including virus scanning, attachment control, spam control, legal disclaimers and other legends affixed to outgoing emails and real time Web-based reporting); and collaboration software and services such as group calendar, document sharing and project management. Most of these services are billed on a usage or per seat basis. Revenue from business fax and email services is recognized as the services are performed. Facsimile license revenue is recognized over the average estimated customer life of 3 years.

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

Domain development revenues include revenues generated by World.com and consist primarily of sales of information technology products and revenues generated from the provision of local content and other Internet services. Revenue is recognized at the time of the sale.


(l)    FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash, cash equivalents, restricted investments, marketable securities and, accounts receivable, notes payable and convertible notes payable. At June 30, 2000 and December 31, 1999, the fair value of cash, cash equivalents, restricted investments, marketable securities and accounts receivable approximated their financial statement carrying amount because of the short-term maturity of these instruments. The recorded values of notes payable and convertible notes payable approximate their fair values, as interest approximates market rates. The Company has not experienced any significant credit loss to date. No single customer exceeded 10% of either revenue or accounts receivable as of and for the six months ended June 30, 2000. One customer accounted for 13% of the Company's revenue and 16% of the accounts receivable as of and for the six months ended June 30, 1999. Revenues from the Company's five largest customers accounted for an aggregate of 11% and 48% of the Company's revenues for the six months ended June 30, 2000 and 1999, respectively.

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

 (n)   SEGMENTS

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public enterprises report information about operating segments. It also establishes standards for related disclosures about products, and services, geographic area and major customers. The Company has determined that it has two business segments. See Note 10.

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

In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition In Financial Statements" ("SAB No. 101") which summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company has adopted the accounting provisions of SAB No. 101 as of April 1, 2000.

In March 2000, the FASB issued Interpretation No. 44, "Accounting For Certain Transactions Involving Stock Compensation" ("FIN No. 44") which provides guidance for applying APB Opinion No. 25, "Accounting For Stock Issued To Employees." The Company adopted FIN No.44 during the second quarter of 2000. See
Note 11.

In March 2000, the Emerging Issues Task Force ("EITF") of the FASB reached a consensus on Issue No. 00-2, "Accounting for Web Site Development Costs" which provides guidance on when to capitalize versus expense costs incurred to develop a web site. The Company has elected early adoption of this EITF and has implemented the provisions as of April 1, 2000.

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

   The assumption by Mail.com of options to purchase shares of NetMoves' common stock, par value of $.01 per share, exchanged for options to purchase approximately 1.0 million shares of Mail.com Class A common stock. The options were valued at approximately $19.4 million based on the Black-Scholes pricing model. Such options have an aggregate exercise price of approximately $6.6 million.

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

The acquisition has been accounted for using the purchase method of accounting. Mail.com has allocated a portion of the purchase price to the fair market value of the acquired assets and assumed liabilities of NetMoves as of February 8, 2000. The excess of the purchase price over the fair market value of the acquired assets and assumed liabilities of NetMoves has been allocated to goodwill ($147.1 million), and assembled employee workforce ($3.1 million) and technology ($5.5 million). Goodwill is being amortized over a period of 5 years, the expected estimated period of benefit and assembled employee workforce are being amortized over a period of 3 years, the expected estimated period of benefit.

In performing the purchase price allocation, Mail.com considered, among other factors, the attrition rate of the active users of the technology at the date of acquisition and the research and development projects in-process at the date of acquisition. With regard to the in-process research and development projects, Mail.com considered, among other factors, the stage of development of each project at the time of acquisition, the importance of each project to the overall development plan, and the projected incremental cash flows from the projects when completed and any associated risks. Associated risks included the inherent difficulties and uncertainties in completing each project and thereby achieving technological feasibility and risks related to the impact of potential changes in future target markets.

Approximately $7.7 million of the purchase price of NetMoves was allocated to in-process technology based upon an independent appraisal which determined that the new versions of the various fax technologies acquired from NetMoves had not been developed into the platform required by Mail.com as of the acquisition date. The fair value of purchased existing and in-process technologies was determined by management using a risk-adjusted income valuation approach. As a result, Mail.com is required to expend significant capital expenditures to successfully integrate and develop the new versions of various fax technologies, for which there is considerable risk that such technologies will not be successfully developed, and if such technologies are not successfully developed, there will be no alternative use for the technologies. The various fax technologies are enabling technologies for fax communications and include message management and reporting. Accordingly, on the date of acquisition, Mail.com's statements of operations reflected a write-off of the amount of the purchase price allocated to in-process technology of approximately $7.7 million. Because such in-process technologies did not reach technological feasibility as of the acquisition date and are expected to have no alternative future use, this amount was written-off by Mail.com in the first quarter of 2000.

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

In addition to the rollover of existing options contemplated by the merger agreement, NetMoves' former President, Chief Executive Officer and Chairman of the board of directors, as an employee of Mail.com received options from Mail.com on February 8, 2000 to purchase Mail.com Class A common stock based on the exchange ratio and equivalent to 600,000 options to purchase NetMoves' common stock, with an exercise price equal to $17.50 per share, the then fair value of Mail.com's Class A common stock.

eLONG.com, INC.

On March 14, 2000, Mail.com acquired eLong.com, Inc., a Delaware corporation ("eLong.com") for approximately $62 million including acquisition costs of $365,000. eLong.com, through its wholly owned subsidiary in the People's Republic of China ("PRC"), operates the Web Site www.eLong.com, which is a provider of local content and other internet services. Concurrently with the merger, eLong.com changed its name to Asia.com, Inc. ("Asia.com"). In the merger, Mail.com issued to the former stockholders of eLong.com an aggregate of 3,599,491 shares of Mail.com Class A common stock valued at approximately $57.2 million. All outstanding options to purchase eLong.com common stock were converted into options to purchase an aggregate of 279,289 shares of Mail.com Class A common stock. The value of the options was approximately $4.4 million. In addition, Mail.com is obligated to issue up to an additional 719,899 shares of Mail.com Class A common stock in the aggregate to the former stockholders of eLong.com if Mail.com or Asia.com acquires less than $50.0 million in value of businesses engaged in developing, marketing or providing consumer or business internet portals and related services focused on the Asian market or a portion thereof, or businesses in furtherance of such a business, prior to March 14, 2001. The actual amount of shares issued will be based upon the amount of any shortfall in acquisitions below the $50.0 million target amount.

In the Merger, certain former stockholders of eLong.com retained shares of Class A common stock of Asia.com, representing approximately 4.0% of the outstanding common stock of Asia.com. Under a Contribution Agreement with Asia.com these stockholders contributed an aggregate of $2.0 million in cash to Asia.com in exchange for additional shares of Class A common stock of Asia.com, representing approximately 1.9% of the outstanding common stock of Asia.com. Pursuant to the Contribution Agreement, Mail.com (1) contributed to Asia.com the domain names Asia.com and Singapore.com and $10.0 million in cash and (2) agreed to contribute to Asia.com up to an additional $10.0 million in cash over the next 12 months and to issue, at the request of Asia.com, up to an aggregate of 242,424 shares of Mail.com Class A common stock. As of June 30, 2000, Mail.com has fulfilled this obligation. See also "Asia.com Acquisitions", below. As a result of the transactions effected pursuant to the Merger Agreement and the Contribution Agreement, Mail.com initially owned shares of Class B common stock of Asia.com representing approximately 94.1% of the outstanding common stock of Asia.com. Mail.com's ownership percentage has decreased to 92% as of June 30, 2000. Asia.com granted to management employees of Asia.com options to purchase Class A common stock of Asia.com representing as of June 30, 2000, 9% of the outstanding shares of common stock after giving effect to the exercise of such options.

The acquisition has been accounted for as a purchase business combination. The excess of the purchase price over the fair market value of the acquired assets and assumed liabilities of Asia.com has been allocated to goodwill ($62 million). Goodwill is being amortized over a period of 3 years, the expected estimated period of benefit.

The shares of Class A common stock of Asia.com are entitled to one vote per share and the shares of Class B common stock of Asia.com are entitled to 10 votes per share. The shares of Class A common stock and Class B common stock are otherwise subject to the same rights and restrictions.


ASIA.COM ACQUISITIONS

During the second quarter of 2000, Asia.com acquired three companies for approximately $18.4 million, including acquisition costs. Payment consisted of cash approximating $500,000, 1,926,180 shares of Mail.com Class A common stock valued at approximately $11.6 million and 4,673,448 shares of Asia.com Class A common stock valued at approximately $6.1 million. These acquisitions have been accounted for as purchase business combinations. The excess of the purchase price over the fair market value has been allocated to goodwill ($17.8 million) and amortized over a period of three years, the expected estimated period of benefit.

Under a stock purchase agreement associated with one of the acquisitions, the Company agreed to pay a contingent payment of up to $5 million if certain wireless revenue targets are reached after the closing. The contingent payment was payable in Mail.com Class a common stock, cash or, under certain circumstances, Asia.com Class A common stock. Subsequent to June 30, 2000 the parties under the stock purchase agreement have agreed, subject to execution and delivery of final documentation, to settle the contingent payment obligation. Under the settlement, Mail.com has agreed to issue 200,000 shares of Mail.com Class A common stock upon completion of documentation and up to 800,000 additional shares of Mail.com Class A common stock on August 31, 2001 based on the price of such stock at that time. In lieu of issuing any such additional shares of Mail.com Class A common stock on August 31, 2001, Mail.com may satisfy such obligation by paying cash or, under certain circumstances, by transferring shares of Asia.com Class A common stock owned by Mail.com.

MAURITIUS ENTITY

On March 31, 2000, the Company acquired 100% of a Mauritius entity, which in turn owns 80% of an Indian subsidiary. The terms were $400,000 in cash and a $1 million 7% note payable one year from closing. The acquisition was accounted for as a purchase business combination. The excess of the purchase price over the fair market value of the assumed liabilities of the Mauritius entity has been allocated to goodwill ($2.1 million). Goodwill is being amortized over a period of five years, the expected estimated period of benefit.

In June 2000, the Company acquired through the Mauritius entity the remaining 20% of the Indian subsidiary for $2.2 million. The acquisition was accounted for as a purchase business combination. The excess of the purchase price over the fair market value of the net assets acquired has been allocated to goodwill ($2.2 million), and is being amortized over a period of five years, the expected estimated period of benefit.

In connection with the Mauritius acquisition, the Company incurred a $1.8 million charge related to the issuance of 104,347 shares of Class A common stock, as compensation for services performed and to be performed, $200,000 cash and an additional $200,000 payable in Mail.com Class A common stock as compensation for employees.

PROFORMA INFORMATION

The following unaudited pro-forma consolidated amounts give effect to the acquisitions as if they had occurred on January 1, 1999, by consolidating their results of operations with the results of Mail.com for the three and six months ended June 30, 2000 and 1999. Consolidated results are not necessarily indicative of the operating results that would have been achieved had the transactions been in effect as of the beginning of the periods presented and should not be construed as being representative of future operating results.

                                                        THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                              JUNE 30,                           JUNE 30,
                                                    ------------------------------    -----------------------------
                                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                       2000              1999              2000              1999
                                                    -----------     ------------      ------------      -----------
  Revenues                                           $  15,023        $  10,467        $  27,251        $  19,782
  Net loss attributable to common stockholders       $ (47,897)       $ (46,373)       $(105,957)       $ (74,299)
  Basic and diluted net loss per common share        $   (0.82)       $   (1.37)       $   (1.82)       $   (2.35)

  Weighted average shares used in net loss per
      common share calculation (1)                      58,647           33,730           58,074           31,656

(1) The Company computes net loss per share in accordance with provisions of SFAS No. 128, "Earnings per Share". Basic net loss per share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period. The calculation of the weighted average number of shares outstanding assumes that 13,124,553 shares of Mail.com's common stock issued in connection with its acquisitions were outstanding for the entire period. The weighted average common shares used to compute pro forma basic net loss per share includes the actual weighted average common shares outstanding for the periods presented, respectively, plus the common shares issued in connection with the acquisitions from January 1, 1999 or date of inception if later. Diluted net loss per share is equal to basic net loss per share as common stock issuable upon exercise of the Company's employee stock options and upon exercise of outstanding warrants are not included because they are antidilutive. In future periods, the weighted-average shares used to compute diluted earnings per share will include the incremental shares of common stock relating to outstanding options and warrants to the extent such incremental shares are dilutive.

(3)      BALANCE SHEET COMPONENTS

Property and equipment, including equipment under capital leases, are stated at cost and consist of the following, in thousands:

                                                                          JUNE 30,      DECEMBER 31,
                                                                            2000            1999
                                                                        -----------     ------------
Computer equipment and software, including amounts related
     to capital leases of $34,205 and $23,774, respectively             $    53,396     $   34,671
 Furniture and fixtures                                                       2,703            300
 Leasehold improvements                                                       1,011            466
                                                                        -----------     ----------
                                                                             57,110         35,437
 Less accumulated depreciation and amortization, including
     amounts related to capital leases of $8,254, and
     $4,056, respectively                                                    13,397          6,502
                                                                        -----------     ----------
          Total                                                         $    43,713     $   28,935
                                                                        ===========     ==========

Domain assets consist of the following, in thousands:

                                                             JUNE 30,        DECEMBER 31,
                                                               2000             1999
                                                           ------------      ------------
 Domain names                                              $      9,195      $     9,138
 Less accumulated amortization                                    2,057            1,204
                                                           ------------      -----------

          Domain assets, net                               $      7,138      $     7,934
                                                           ============      ===========

Goodwill and other intangible assets consists of the following, in thousands:

                                                               JUNE 30,         DECEMBER 31,
                                                                 2000               1999
                                                             ------------      ------------
 Goodwill                                                   $     253,732      $    22,276
 Other intangible assets                                           21,742            9,667
                                                            -------------      -----------
                                                                  275,474           31,943

 Less accumulated amortization                                     27,546            2,979
                                                            -------------      -----------
          Total                                             $     247,928      $    28,964
                                                            =============      ===========

Accrued expenses consist of the following, in thousands:

                                                               JUNE 30,         DECEMBER 31,
                                                                 2000               1999
                                                             ------------      ------------
  Advertising and customer acquisition costs                 $     4,505         $    4,367
  Payroll and related costs                                        4,412              1,998
  Carrier charges                                                  3,369                 56
  Interest on convertible notes                                    3,014                 --
  Payments under partner contracts                                 2,403              1,252
  Professional services and consulting fees                        2,372              1,494
  Other                                                            3,004              2,568
                                                             -----------         ----------
           Total                                             $    23,079         $   11,735
                                                             ===========         ==========



(4)    NOTES RECEIVABLE

During the six months ended June 30, 2000, the Company loaned $2 million to a company ("Borrower") and received a promissory note ("Note") as evidence of the loan. Repayment of the Note along with interest calculated at an annual rate of 7% is due on September 30, 2000. Under the agreement, if the Borrower completes debt or equity financing at any time prior to the payment in full of all principal and interest on the Note, the Borrower is to apply all of the proceeds of, or the necessary portion of such financing (net of documented out-of-pocket expenses) on the closing date of financing to prepay in full the outstanding principal amount of (and related accrued interest on) this Note.

(5)    INVESTMENTS

On March 16, 2000, the Company acquired a domain name and made a 10% investment in Software Tool and Die, a Massachusetts company, in exchange for $2.0 million in cash and 185,686 shares of Class A common stock valued at approximately $2.9 million. Software Tool and Die is an Internet Service Provider and provides Web hosting services.

On April 17, 2000, in exchange for $500,000 in cash, Mail.com acquired certain source code technologies, trademarks and related contracts relating to the InTandem collaboration product ("InTandem") from IntraACTIVE, Inc., a Delaware corporation (now named Bantu, Inc., "Bantu"). On the same date, Mail.com also paid Bantu an upfront fee of $500,000 for further development and support of the InTandem product. On the same date, pursuant to a Common Stock Purchase Agreement, Mail.com acquired shares of common stock of Bantu representing approximately 4.6 % of Bantu's outstanding capital stock in exchange for $1 million in cash and 462,963 shares of Class A common stock, valued at approximately $4.1 million. Pursuant to the Common Stock Purchase Agreement, Mail.com also agreed to invest up to an additional $8 million in the form of shares of Mail.com Class A common stock in Bantu in three separate increments, of $4 million, $2 million and $2 million, respectively, based upon the achievement of certain milestones in exchange for additional shares of Bantu common stock representing 3.7%, 1.85% and 1.85%, respectively, of the outstanding common stock of Bantu as of April 17, 2000. The number of shares of Mail.com Class A common stock issuable at each closing date will be based on the greater of $9 per share or the average of the closing prices of Mail.com's Class A common stock over the five trading days prior to such closing dates. Subsequent to June 30, 2000, Mail.com issued an additional 92,592 shares of Class A common stock valued at approximately $635,000 to Bantu, in accordance with a true-up provision in the Common Stock Purchase Agreement.

Mail.com is amortizing the $500,000 associated with the source code technologies, trademarks and related contracts relating to the InTandem collaboration product over a 3 year period, the expected useful life. Mail.com has capitalized the $500,000 associated with the development and support of the InTandem product until such product is available for use and will then amortize such amount over its expected useful life.

On June 30, 2000, the Company received 35,714 shares of common stock of Onview.com valued at $125,000 as payment for the Company's advertising services. A director of Mail.com is a principal of Onview.com.

On June 30, 2000, the Company made an additional investment in 3Cube, Inc. by issuing 255,049 shares of Class A common stock valued at approximately $1.5 million in exchange for 50,411 shares of 3Cube Series C Preferred Stock. At June 30, 2000, Mail.com owned preferred stock of 3Cube, representing an ownership interest of 21% of the combined common and preferred stock outstanding of 3Cube, Inc. Accordingly, the Company now accounts for this investment under the equity method of accounting.

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

In connection with the issuance of these Notes, the Company incurred approximately $3.8 million of debt issuance costs. Such costs have been capitalized and are being amortized ratably over the original term of the Notes. The Company incurred approximately $1.9 million and $3.3 million of interest expense including accrued interest and amortization of the debt issuance costs in the three and six months ended June 30, 2000 relating to the Notes.

(7)    PARTNER AGREEMENTS

The Company has entered into many partner agreements. Included in these agreements are percentage of revenue sharing agreements, miscellaneous fees and other customer acquisition costs with Mail.com Partners. The revenue sharing agreements vary for each party but typically are based on selected revenues, as defined, or on a per sign-up basis. As of June 30, 2000 and December 31, 1999, the Company had accrued approximately $2.4 million and $1.3 million, respectively, to various Mail.com Partners under such agreements. Such amounts are included in accrued expenses in the accompanying balance sheet.

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

In August 1998, the Company entered into a two-year agreement with CNN. In consideration of the advertising, subscription and customer acquisition opportunities, CNN received 253,532 shares of Class A common stock upon the commencement of the contract at $3.50 per share, the fair market value of Mail.com's common stock on the date of grant, or $887,000. CNN also has the right to receive a portion of the Company's selected revenues under the agreement, as defined. The value of the stock issuance has been recorded in the balance sheet as partner advances and is amortized ratably to amortization expense over the contract term. The launch of the services coincided with the contract date. The Company recorded approximately $111,000 and $222,000 of amortization expense in each of the three and six month periods, respectively, ended June 30, 2000 and 1999.

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

During the first six months of 1999, the Company issued 482,282 shares of its Class A common stock at varying prices in connection with certain strategic partnership agreements. When stock issuances were either contingent upon the achievement of certain targets or the measurement date was not fixed, the Company expensed the issuance of such stock at the time such stock was issued or the targets were achieved at the then fair market value of the Company's stock. Such amounts aggregated approximately $117,000 and $2.5 million for the three and six months ended June 30, 1999 and are included in sales and marketing expenses in the statements of operations. The Company no longer issues stock in connection with its strategic partnership agreements.

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

Certain Mail.com Partner agreements require minimum cash payments, which aggregated $790,000 at June 30, 2000, all of which are due in 2000. Additional amounts become payable to certain Mail.com partners upon achieving varying member levels.

(8)    LEASES

The Company sold certain assets for approximately $1.6 million during the six months ended June 30, 2000. The assets were leased back from the purchaser over 3 to 5 years. The Company had not received approximately $1.3 million and $183,000 from such sales at June 30, 2000 and December 31, 1999, respectively.

On March 30, 2000, the Company entered into a $12 million Master Lease Agreement with GATX Technology Services Corporation ("GATX") for equipment lease financing (hardware and software). Terms of individual leases signed under the Master Lease Agreement will call for a 36-month lease term with rent payable monthly in advance. The effective interest rate is 12.1% and is adjustable based on prime. GATX holds a first priority security interest in the equipment under the facility. On May 30, 2000, the Company entered into an additional $15 million Master Lease Agreement with GATX for equipment lease financing (hardware and software). Terms of the agreement are similar to those described previously except that the effective interest rate is 12.5%. For certain leases entered into under the $12 million master lease agreement, the Company has exercised an option to extend the term for an additional 24 months.

The Company is obligated to draw down 80% of the facility or be subject to a non-utilization fee equal to 1.25% of the unused portion of the facility. Under terms of the Master Lease Agreement, the Company has the option to purchase the equipment at the then fair market value of the equipment at lease expiration.

On March 31, 2000, the Company entered into a $2 million Master Lease Agreement with Leasing Technologies International, Inc. The lease line provides for the lease of new, brand name computers, office automation and other equipment. Terms of individual leases signed under the Master Lease Agreement call for a 36-month lease term, rent payable monthly in advance. The effective interest rate is 14.7% and is adjustable based on prime. In addition, a security deposit equal to one month's rent is payable at individual lease inception.

Under terms of the Master Lease Agreement at the end of the lease term, the Company has the option to either purchase or return the equipment at a set percent of the original price, or extend the lease term by twelve months. In the latter case, the lease terms provide for a discounted monthly rental and a bargain purchase option at the expiration of the twelve-month extension.

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

The Company had recorded a deferred cost of approximately $4.3 million in the aggregate as a result of the issuance of these warrants to AT&T. The Company had amortized approximately $980,000 through December 31, 1999. As a result of the termination of the May 26 letter agreement and the July 26 interim agreement, the remaining $3.3 million of non-cash charges was expensed in the first quarter of 2000 and is included in sales and marketing expenses in the accompanying condensed consolidated statements of operations.

(10)   BUSINESS SEGMENTS

The Company's two business segments are Messaging and Domain Development, the latter being attributable to the formation of WORLD.com. WORLD.com was formed during the first quarter of 2000 and will focus on developing the Company's extensive portfolio of domain names, including USA.com, Asia.com, Europe.com, India.com, lawyer.com and doctor.com, among many others, into major Web properties which will serve the worldwide business-to-business and business-to-consumer marketplaces. Messaging includes activities related to all aspects of both business and consumer messaging, which includes email, facsimile transmission and collaboration services to businesses and consumers.

The following table presents summarized financial information related to the business segments for the three and six months ended June 30, 2000 and 1999 (in thousands):


                                                THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                     JUNE 30,                          JUNE 30,
                                        ---------------------------------  --------------------------------
                                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                               2000           1999              2000              1999
                                        ---------------  ----------------  ----------------  --------------
 Revenue:
     Messaging                          $      13,592    $       2,057     $      23,543     $        3,243
     Domain development                         1,431               --             1,431                 --
                                        -------------    -------------     -------------     --------------
          Total revenue                        15,023            2,057            24,974              3,243
                                        -------------    -------------     -------------     --------------

 Cost of revenues:
     Messaging                                 12,435            2,179            22,278              3,656
     Domain development                         1,460               --             1,478                 --
                                        -------------    -------------     -------------     --------------

           Total cost of revenue               13,895            2,179            23,756              3,656
                                        -------------    -------------     -------------     --------------

 Operating expenses, excluding cost
  of revenue
     Messaging                                 36,890            7,949            76,003             14,082
     Domain development                        11,971               --            15,573                 --
                                        -------------    -------------     -------------     --------------

           Total operating expenses,
            excluding cost of revenue   $      48,861    $       7,949     $      91,576     $       14,082
                                        -------------    -------------     -------------     --------------

(11)   STOCK OPTION REPRICING

On May 31, 2000, the Board of Directors approved the cancellation and re-issuance of 500,000 options to an executive at an exercise price of $5.53 per share based on the closing price of the Company's Class A common stock on May 31, 2000. The options had an original exercise price of $12.44. The new options vest at the same rate that they would have vested under previous plans. As described below, pursuant to FIN 44, stock options repriced after December 15, 1998 are subject to variable plan accounting. The total compensation charge for the three months ended June 30, 2000 approximated $2,000.

In March 2000, the Financial Accounting Standard Board ("FASB") issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25" ("Interpretation"). Among other issues, this Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. Pursuant to the Interpretation, stock options repriced after December 15, 1998 are subject to variable plan accounting treatment. This guidance requires the Company to remeasure compensation cost for outstanding repriced options each reporting period based on changes in the market value of the underlying common stock. Depending upon movements in the market value of the Company's Class A common stock, this accounting treatment may result in significant non-cash compensation charges in future periods.

(12)   SUBSEQUENT EVENTS

On July 17, 2000, Mail.com signed two separate master lease agreements totaling $6 million relating to certain credit facilities, advances or other financial accommodations that will be made available to certain of its subsidiaries.

On July 25, 2000, Mail.com issued 102,215 shares of its Class A common stock valued at approximately $872,000 as an investment in Madison Avenue Technology Group, Inc. (CheetahMail). The investment has been accounted for under the cost method of accounting as Mail.com owns less than 20% of the outstanding stock of CheetahMail In consideration thereof, Mail.com received 750,000 shares of Series B convertible preferred stock and a warrant to purchase 75,000 shares of common stock of CheetahMail. The exercise price of the warrants is $1.00 per share and is exercisable through July 24, 2005. In addition, Mail.com also entered into a permission marketing agreement with CheetahMail that will allow Mail.com to sell certain list management services and manage customer relationships.

On July 25, 2000, Mail.com entered into a strategic relationship with BulletN.net, Inc. The investment has been accounted for under the cost method of accounting as Mail.com owns less than 20% of the outstanding stock of BulletN.net. As part of this agreement BulletN.net issued 666,667 shares of its common stock and a warrant to purchase up to 666,667 shares of BulletN.net common stock to Mail.com in exchange for 364,431 shares of Mail.com Class A common stock valued at approximately $3.1 million. The warrant received by Mail.com expires on July 1, 2005 and is exercisable at a price of $3.75 per share. Of the 666,667 shares subject to this warrant, 400,000 are subject to vesting based upon the messages that pass through the respective services of the companies. The remaining 266,667 shares subject to the warrant are immediately vested.

On August 3, 2000, Mail.com committed to issue a convertible promissory note for $1.8 million payable on December 31, 2000, with one of our commercial vendors subject to the effectiveness of a registration statement being filed that would register the underlying number of shares of Mail.com Class A common stock upon conversion. The Note bears interest at 7% per annum. The lender has the right to convert the outstanding principal balance of the Note, in whole or in part, into the number of shares of Mail.com Class A common stock that would result from dividing the principal amount due by the market price of the common stock on the Nasdaq National Market at the time of conversion.

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


OVERVIEW

Mail.com, Inc., (the "Company", "We", "Us" or "Our") is a leading global provider of Internet messaging services to businesses, ISPs, Web sites and direct to consumers. In the business market, we provide outsourced e-mailbox hosting, and gateway services such as virus scanning, spam blocking and content filtering; facsimile transmission services including email to fax, fax to email, enhanced fax and broadcast services; and collaboration software and services such as group calendar, document sharing and project management. In the consumer market, we provide Web-based e-mail services or WebMail to Internet Service Providers (ISPs) including several of the world's top ISPs, and we partner with top branded Web sites to provide WebMail services to their users. In addition, we serve the consumer market directly through our flagship web site www.mail.com.

Our basic consumer email services are free to our members. Prior to our acquisition of NetMoves, we generated the majority of our revenues from our consumer email services, primarily from advertising related sales, including direct marketing and e-commerce promotion. We also generated revenues in the consumer market sector from subscription services, such as increased storage capacity. In June 2000, we delivered approximately 410 million page views and approximately 1.5 billion advertisements in our consumer email services. During the three months ended June 30, 2000, we delivered approximately 1.1 billion page views. We generated revenues in the business market from facsimile transmission services including email to fax, fax to email, enhanced fax, broadcast services; Internet e-mail services, consisting of services that enable email networks to connect to the Internet, email hosting services and email message management services, including virus scanning, attachment control, spam control, legal disclaimers and real time Web-based reporting and collaboration software and services such as group calendar, document sharing and project management.

For the three and six-months ended June 30, 2000, we generated approximately 40% and 43% of our revenues from consumer messaging related sales and approximately 49% and 49% of our revenues from business messaging services. We also generated a portion of our revenues from the sale of domain name assets and from the sales of information technology products and the provision of local content and other internet services associated with WORLD.com. With our expansion into the business market and recent acquisition of NetMoves, Inc. on February 8, 2000, we expect that business service revenues may represent a larger percentage of our revenues in the future.

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

We also engage in barter transactions. Under these arrangements, we deliver advertisements promoting a third party's goods and services in exchange for their agreement to run advertisements promoting our Webmail service. The number of advertisements that each party agrees to deliver, and hence the effective CPM, may not be equal. We recognize barter revenues ratably as the third party's advertisements are delivered to our members. We record cost of revenues ratably as our advertisements are delivered by the third party. Although our revenues and related costs of revenues will be equal at the conclusion of the barter translation, the amounts may not be equal in any particular period. We record barter revenues and expenses at the fair market value of either the services we provide or of those we receive, whichever is more readily determinable under the circumstances. Barter revenues were approximately 2% of total revenues for the six-month period ended June 30, 2000, as compared to 8% for the comparable period in 1999. We anticipate that barter revenues will remain below 5% annually, although the actual amount may fluctuate in any given quarter.

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

We also provide businesses with Internet email services, facsimile transmission services and collaboration software and services. These services include email to fax, fax to email, enhanced fax, and, broadcast fax; email system connection services, email hosting services and email monitoring services, (including virus scanning, attachment control, spam control, legal disclaimers and other legends affixed to outgoing emails and real time Web-based reporting); and collaboration software and services such as group calendar, document sharing and project management. Most of these services are billed on a usage or per seat basis. Revenue from email, business fax and collaboration services is recognized as the services are performed. Facsimile license revenue is recognized over the average estimated customer life of 3 years. Business revenues for the three and six months ended June 30, 2000 were $7.4 million and $12.1 million, respectively. There were no business revenues during the comparable periods in 1999.

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

Domain development revenues include revenues generated by World.com and consist primarily of sales of information technology products and revenues generated from the provision of local content and other internet services.

Historically, some of our contracts have required us to issue shares of Class A common stock on a contingent basis. The amount of stock we were required to issue was usually based upon the number of member registrations during the preceding quarter or upon the achievement of performance targets. We recorded the non-cash expense as of the date we issued the stock or as of the date the targets were achieved, at the then fair market value of our stock. These expenses aggregated approximately $0 and $117,000 for the three months ended June 30, 2000 and 1999 and $0 and 2.5 million for the six months ended June 30, 2000 and 1999 respectively. We no longer issue stock to third parties in connection with member registrations.

Under an agreement with CNN we issued 253,532 shares of our Class A common stock upon execution of a contract. We agreed to issue the shares in anticipation of CNN's fulfillment of promotional obligations under the contract. We capitalized as a partner advance the market value of the stock we issued and then amortized that amount over the length of the contract. During the each of the three and six month periods ended June 30, 2000 and 1999 we recorded approximately $111,000 and $222,000 of amortization expense for this agreement. This amortization is included in sales and marketing expenses.

Under our agreement with GeoCities entered into in September 1998, GeoCities received 1.0 million shares of Class A common stock upon the commencement of the contract in consideration of the advertising, subscription and customer acquisition opportunities. In addition to our obligation to share revenue generated from the partnership with GeoCities, we were required to pay GeoCities a $1.5 million fee in three installments, the first of which was paid in December 1998. On May 1, 1999, GeoCities and Mail.com agreed to cancel and rescind the contract. Under this agreement, GeoCities retained the first $500,000 non-refundable payment that we paid to them under the original agreement and we are not required to pay the remaining $1 million. In addition, GeoCities returned to us the 1.0 million shares of Class A common stock issued to them. We have also agreed to deliver advertisements over our network on behalf of GeoCities for the sixteen-month period commencing May 1999. The total payments by GeoCities for this advertising are $125,000 per month or $2 million in the aggregate over the sixteen-month period. In the second quarter of 1999, we reversed the issuance of shares and expensed the non-refundable fee previously paid to GeoCities.

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

On February 8, 2000, we acquired NetMoves Corporation, a provider of Internet fax transmission services for approximately $168.3 million including acquisition costs of approximately $2.1 million. The acquisition was accounted for as a purchase business combination. We issued 6,343,904 shares of Class A common stock valued at approximately $145.7 million. In addition, we assumed outstanding options and warrants of NetMoves which represent the right to purchase 962,443 shares and 57,343 shares respectively, of our Class A common stock at weighted average exercise prices of $6.69 and $8.64, respectively. The options and warrants were valued at an aggregate of approximately $20.5 million.

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

On March 14, 2000, we acquired eLong.com, Inc., a Delaware corporation ("eLong.com") for approximately $62 million including acquisition costs of approximately $365,000. eLong.com, through its wholly owned subsidiary in the People's Republic of China, operates the Web Site www.eLong.com, which is a provider of local content and other internet services. The acquisition was accounted for as a purchase business combination. Concurrently with the merger, eLong.com changed its name to Asia.com, Inc. ("Asia.com"). In the merger, we issued to the former stockholders of eLong.com an aggregate of 3,599,491 shares of Mail.com Class A common stock valued at approximately $57.2 million. All outstanding options to purchase eLong.com common stock were converted into options to purchase an aggregate of 279,289 shares of Mail.com Class A common stock. The options were valued at approximately $4.4 million. In addition, we are obligated to issue up to an additional 719,899 shares of Mail.com Class A common stock in the aggregate to the former stockholders of eLong.com if Mail.com or Asia.com acquires less than $50.0 million in value of businesses engaged in developing, marketing or providing consumer or business internet portals and related services focused on the Asian market or a portion thereof, or businesses in furtherance of such a business, prior to March 14, 2001. The actual amount of shares issued will be based upon the amount of any shortfall in acquisitions below the $50.0 million target amount.

In the merger, certain former stockholders of eLong.com retained shares of Class A common stock of Asia.com representing approximately 4.0% of the outstanding common stock of Asia.com. Under a separate Contribution Agreement with Asia.com these stockholders contributed an aggregate of $2.0 million in cash to Asia.com in exchange for additional shares of Class A common stock of Asia.com, representing approximately 1.9% of the outstanding common stock of Asia.com. Pursuant to the Contribution Agreement, Mail.com (1) contributed to Asia.com the domain names Asia.com and Singapore.com and $10.0 million in cash and (2) agreed to contribute to Asia.com up to an additional $10.0 million in cash over the next 12 months and to issue, at the request of Asia.com, up to an aggregate of 242,424 shares of Mail.com Class A common stock. As a result of the transactions effected pursuant to the Merger Agreement and the Contribution Agreement, Mail.com owns shares of Class B common stock of Asia.com representing approximately 94.1% of the outstanding common stock of Asia.com. Our ownership percentage decreased to 92% as of June 30, 2000. Asia.com granted to management employees of Asia.com options to purchase Class A common stock of Asia.com representing, as of June 30, 2000, 9% of the outstanding shares of common stock after giving effect to the exercise of such options.

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

On March 31, 2000, we acquired a Mauritius entity, which in turn owns 80% of an Indian subsidiary, to facilitate future investments in India. The terms were $400,000 in cash and a $1 million 7% note payable due one year from closing.

In June 2000, the Company acquired through the Mauritius entity the remaining 20% of the Indian subsidiary for $2.2 million in cash.

In connection with the Mauritius acquisition, we incurred a $1.8 million charge related to the issuance of 104,347 shares of Class A common stock, as compensation for services performed $200,000 cash and an additional $200,000 payable in our Class A common stock as compensation for employees.

During the six months ended June 30, 2000, we loaned $2 million to a company ("Borrower") and received a promissory note ("Note") as evidence of the loan. Repayment of the Note along with interest calculated at an annual rate of 7% is due on September 30, 2000. If the Borrower completes debt or equity financing at any time prior to the payment in full of all principal and interest on the Note, the Borrower shall immediately apply all of the proceeds of, or the necessary portion of such financing (net of documented out-of-pocket expenses) on the closing date of financing to prepay in full the outstanding principal amount of (and related accrued interest on) this Note.

On April 17, 2000, in exchange for $500,000 in cash, we acquired certain source code technologies, trademarks and related contracts relating to the InTandem collaboration product ("InTandem") from IntraACTIVE, Inc., a Delaware corporation (now named Bantu, Inc., "Bantu"). On the same date, we also paid Bantu an upfront fee of $500,000 for further development and support of the InTandem product. On the same date, pursuant to a Common Stock Purchase Agreement, Mail.com acquired shares of common stock of Bantu representing approximately 4.6 % of Bantu's outstanding capital stock in exchange for $1 million in cash and 462,963 shares of Class A common stock, valued at approximately $4.1 million. Pursuant to the Common Stock Purchase Agreement, Mail.com also agreed to invest up to an additional $8 million in the form of shares of Mail.com Class A Common stock in Bantu in three separate increments of $4 million, $2 million and $2 million, respectively, based upon the achievement of certain milestones in exchange for additional shares of Bantu common stock representing 3.7%, 1.85% and 1.85%, respectively, of the outstanding common stock of Bantu as of April 17, 2000. The number of shares of our Class A common stock issuable at each closing will be based on the greater of $9 per share and the average of the closing prices of our Class A common stock over the five trading days prior to such closing date. We are committed to file a registration statement on Form S-3 to register for resale the shares of Class A common stock issued or issuable to Bantu. Subsequent to June 30, 2000, we issued an additional 92,592 shares of our Class A common stock valued at approximately $635,000 to Bantu in accordance with a true-up provision in the Common Stock Purchase Agreement.

During the second quarter of 2000, Asia.com acquired three companies for approximately $18.4 million, including acquisition costs. Payment consisted of cash approximating $500,000, 1,926,180 shares of Mail.com Class A common stock valued at approximately $11.6 million and 4,673,448 shares of Asia.com Class A common stock valued at approximately $6.1 million.

Under a stock purchase agreement associated with one of the acquisitions, the Company agreed to pay a contingent payment of up to $5 million if certain wireless revenue targets are reached after the closing. The contingent payment was payable in Mail.com Class a common stock, cash or, under certain circumstances, Asia.com Class A common stock. Subsequent to June 30, the parties under the stock purchase agreement have agreed, subject to execution and delivery of final documentation, to settle the contingent payment obligation. Under the settlement, Mail.com has agreed to issue 200,000 shares of Mail.com Class A common stock upon completion of documentation and up to 800,000 additional shares of Mail.com Class A common stock on August 31, 2001 based on the price of such stock at that time. In lieu of issuing any such additional shares of Mail.com Class A common stock on August 31, 2001, Mail.com may satisfy such obligation by paying cash or, under certain circumstances, by transferring shares of Asia.com Class A common stock owned by Mail.com.

On June 30, 2000, the Company made an additional investment in 3Cube, Inc by issuing 255,049 shares of Class A common stock valued at approximately $1.5 million in exchange for 50,411 shares of 3Cube Series C Preferred Stock. As of June 30, 2000 Mail.com owned preferred stock of 3Cube, representing an ownership interest of 21% of the combined common and preferred stock outstanding of 3Cube, Inc. Accordingly, we now account for this investment under the equity method of accounting.

Although we have experienced substantial growth in revenues in recent periods, we have incurred substantial operating losses since inception and will continue to incur substantial losses for the foreseeable future. As of June 30, 2000, we had an accumulated deficit of approximately $153.5 million. We intend to continue to invest heavily in sales and marketing and continued development and enhancements to our computer systems and service offerings. We also intend to continue to invest in international expansion. Our prospects should be considered in light of risks, expenses and difficulties encountered by companies in the early stages of development, particularly companies in the rapidly evolving Internet market. See "Risk Factors That May Affect Future Results"

We have recorded amortization of deferred compensation of approximately $91,000 and $183,000 for each of the three and six-month periods ended June 30, 2000 and 1999, respectively, in connection with the grant of stock options to one of our officers. This deferral, which totaled $1.1 million at the date of the grant, represents the difference between the deemed fair value of our common stock for accounting purposes and the exercise price of the options at the date of grant. This amount is represented as a reduction of stockholders' equity and amortized over the three-year vesting period. Amortization of deferred stock compensation is charged to sales and marketing expense on the statement of operations. We will amortize the remaining deferred compensation of approximately $478,000 over the remaining vesting periods through December 2001.

We have recorded amortization of deferred compensation of approximately $197,000 and $35,000 during the three months ended June 30, 2000 and 1999 and $232,000 and $35,000 during the six months ended June 30, 2000 and 1999, respectively, in connection with the grant of 40,400 stock options to some employees during 1999, net of cancellations. This deferral represents the difference between the deemed fair value of our common stock for accounting purposes, in this case $11.00 per share, and the $5.00 per share exercise price of the options at the date of grant. We will amortize the deferred compensation over the four-year vesting period of the applicable options.

On May 31, 2000, the Board of Directors approved the cancellation and re-issuance of 500,000 options to an executive at an exercise price of $5.53 per share based on the closing price of the Company's Class A common stock on May 31, 2000. The options had an original exercise price of $12.44. The new options vest at the same rate that they would have vested under previous plans. As described below, pursuant to FIN 44, stock options repriced after December 15, 1998 are subject to variable plan accounting. The total compensation charge for the three months ended June 30, 2000 approximated $2,000.

In March 2000, the Financial Accounting Standard Board ("FASB") issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25" ("Interpretation"). Among other issues, this Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. Pursuant to the Interpretation, stock options repriced after December 15, 1998 are subject to variable plan accounting treatment. This guidance requires the Company to remeasure compensation cost for outstanding repriced options each reporting period based on changes in the market value of the underlying common stock. Depending upon movements in the market value of the Company's Class A common stock, this accounting treatment may result in significant non-cash compensation charges in future periods.

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

RESULTS OF OPERATIONS THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

REVENUE

Revenues for the three and six months ended June 30, 2000 were $15 million and $25 million, respectively, as compared to $2.1 million and $3.2 million, respectively for the comparable periods in 1999. The increase of $12.9 million and $21.8 million was due primarily to revenues from the business messaging market, which we entered during the third quarter of 1999, as well as an increase in the growth in our number of seats and corresponding page views. Our members established approximately 3.3 million seats during the second quarter of 2000 as compared to 1.3 million in the second quarter of 1999. The cumulative total of seats established approximates 17.5 million as of June 30, 2000, as compared to 6.3 million at June 30, 1999.

Consumer revenues for the second quarter of 2000 were $6.1 million as compared to $1.9 million in the second quarter of 1999. Consumer revenue for the six months ended June 30, 2000 was $10.9 million as compared to $3.1 million for the comparable period in 1999. Advertising, permission marketing and e-commerce revenues for the three and six months ended June 30, 2000 were $5.9 million and $10.5 million as compared to $1.8 million and $2.8 million in the comparable periods of 1999. Included in advertising revenues are barter revenues of $263,000 and $111,000 for the three months ended June 30, 2000 and 1999, respectively, and $309,000 and $255,000 for the six months ended June 30, 2000 and 1999, respectively. Revenues from subscription services were $181,000 and $146,000 for the three months ended June 30, 2000 and 1999, respectively and $352,000 and $274,000 for the six months ended June 30, 2000 and 1999 respectively.

Business messaging revenues for the three and six months ended June 30, 2000 were $7.4 million and $12.1 million respectively. There were no business messaging revenues during either period in 1999.

Domain development revenues were $1.4 million for the three and six months ended June 30, 2000. These revenues were generated by World.com and consist primarily of sales of information technology products and revenues generated from the provision of local content and other internet services. There were no domain development revenues for either period in 1999.

Other revenues from the sale or lease of domain names and consulting revenue was $100,000 and $400,000 during the three and six months ended June 30, 2000 as compared to $74,000 and $125,000 for the comparable periods in 1999.

OPERATING EXPENSES

COST OF REVENUES

Cost of revenues for the three and six months ended June 30, 2000 was $13.9 million and $23.8 million, as compared to $2.2 million and $3.7 million for the comparable periods in 1999. Cost of revenues consists primarily of costs incurred in the delivery and support of our facsimile and email services, including depreciation of equipment used in our computer systems, the cost of telecommunications services including local access charges, leased network backbone circuit costs and long distance domestic and international termination charges, and personnel costs associated with our systems, databases and graphics. Cost of revenues also includes costs associated with licensing third party network software. In addition, we report the cost of barter transactions, amortization of certain domain assets, and the cost of domain names that have been sold in cost of revenues. During 1999 and through the first half of 2000, we purchased and leased significant amounts of capital equipment for our computer systems to accommodate the current growth and in anticipation of the future growth in the number of e-mailboxes. As a result, depreciation expense increased significantly during the period. Cost of revenues was also significantly impacted during the first six months of 2000 as compared to the first six months of 1999 due to our entry into the business messaging market and the development of WORLD.com. In addition, we substantially increased headcount in the technology related departments during the first six months of 2000 as compared to the first six months of 1999. We anticipate additional purchases and leasing significant amounts of hardware and software and to continuing to hire technical personnel.

SALES AND MARKETING EXPENSES

Sales and marketing expenses were $16.9 million and $31.8 million for the three and six months ended June 30, 2000 as compared to $3.9 million and $7.5 million for the comparable periods in 1999. The $13.0 million and $24.3 million increase was primarily due to the expansion of sales and marketing efforts and the establishment of partner agreements with third party Web sites. The primary component of sales and marketing expenses are customer acquisition costs. The costs related to customer acquisitions paid in cash to partners were $1.4 million and $2.8 million in the three and six months ended June 30, 2000 as compared to $582,000 and $989,000 in the comparable periods of 1999. The costs related to customer acquisitions through the issuance of Class A common stock were approximately $200,000 and $2.4 million during the three and six months ended June 30, 1999, respectively. The Company is no longer incurring customer acquisition costs through the issuance of stock. An amendment to the CNET, Snap and NBC agreement signed during the second quarter of 1999 eliminated the monthly issuance of shares, but required us to issue the remaining shares under the contract simultaneously with our initial public offering. The value of these shares ($18.1 million) is being amortized over the subsequent two-year period. We recorded approximately $2.3 million and $4.6 million of amortization expense in connection with the issuance of these shares during the three and six months ended June 30, 2000, respectively, as compared to $384,000 and $384,000 in the comparable periods of 1999. We also recorded approximately $111,000 and $222,000 in amortization of partner advances of shares to CNN during the each of the three and six-month periods ended June 30, 2000 and 1999, respectively. As previously mentioned, the Company expensed the remaining unamortized balance of approximately $3.3 million related to the AT&T warrants during the first quarter of 2000. The next largest cost is advertising which was $4.1 million and $7.2 million for the three and six months ended June 30, 2000 as compared to $1.7 million and $1.9 million during the comparable periods of 1999. The increase reflects costs associated with online advertising for customer acquisitions. The remainder of the costs in this category relates to salaries and commissions for sales, marketing, and business development personnel. Sales and marketing costs were also impacted during the three and six-month periods ended June 30, 2000 as a result of our entry into the business messaging market and the development of WORLD.com. We expect to increase our sales and marketing efforts throughout 2000 and expect sales and marketing expenses to continue to increase as we continue to build our brand name, expand our business messaging activities and invest in sales and marketing personnel.

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $9.7 million and $18.4 million during the three and six months ended June 30, 2000 as compared to $2.6 million and $4.0 million during the comparable periods of 1999. The $7.1 million and $14.4 million increase was attributable to increased personnel and related costs, including recruiting fees, and increased facilities costs. At June 30, 2000, the number of employees was 1,229, as compared to 136 at June 30, 1999. General and administrative expenses consist primarily of compensation and other employee costs including customer support and other corporate functions as well our provision for doubtful accounts and overhead expenses. In addition, general and administrative expenses increased during the three and six months ended June 30, 2000 as compared to the comparable periods of 1999 due to our entry into the business messaging market and the development of WORLD.com. We expect these expenses to continue to grow as necessary to support the growth of our business and to operate as a public company. In connection with the Mauritius acquisition, we incurred a $1.8 million charge related to the issuance of 104,347 shares of Class A common stock as compensation for services performed and 200,000 cash and an additional $200,000 payable in Mail.com Class A common stock as compensation for employees.

PRODUCT DEVELOPMENT

Product development costs were $5.5 million and $9.1 million during the three and six months ended June 30, 2000 as compared to $1.4 million and $2.6 million in comparable periods of 1999. The $4.1 million and $6.5 million increase was primarily due to increased staffing and consulting costs to add new features, design new services and upgrade existing services. Product development costs consist primarily of salaries and consulting services. Additionally, product development costs have increased during the three and six month periods ended June 30, 2000 as compared to the comparable periods of 1999 due to our entry into the business messaging market and development of WORLD.com. We need to continue to invest in product development to attract and retain customers and, as a result, we expect product development expenses to continue to increase significantly.

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS AND WRITE-OFF OF ACQUIRED IN-PROCESS TECHNOLOGY

Amortization of goodwill and other intangible assets and the write-off of acquired in-process technology resulted from the acquisitions made during the first half of 2000 and the second half of 1999. Goodwill represents the excess of the purchase price over the fair market value of the net assets acquired and is being amortized over a 3 to 5 year period. Purchased in-process technology was $7.7 million for the first half of 2000 and relates to the acquisition of NetMoves in February 2000. Amortization of goodwill and other intangible assets for the three and six months ended June 30, 2000 was $16.8 and 24.6 million. There was no amortization of goodwill or write-off of purchased in-process technology during the first half of 1999.

OTHER INCOME (EXPENSE), NET

Other income (expense), net includes interest income from our cash investments and marketable securities, and interest expense related to our convertible note offering, notes payable and capital lease obligations. Interest income for the three and six months ended June 30, 2000 was $1.5 million and $3.4 million as compared to $189,000 and $304,000 during the comparable periods of 1999. The increase in interest income in 2000 was due to higher cash balances after we completed our convertible note offering in January 2000.

Interest expense was $2.3 million and $4.1 million for the three and six months ended June 30, 2000 as compared to $79,000 and $178,000 in the comparable periods of 1999. The increase was primarily due to interest related to our convertible note offering as well as new capital lease obligations. Our computer equipment purchases are financed under capital leases.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have obtained financing through private placements of equity securities and our initial public offering including the exercise of the over-allotment option and more recently through our convertible debt offering. In March 1999, we received net proceeds of $15.2 million from the sale of our Class E convertible preferred stock. In June 1999, we received net proceeds of approximately $50.6 million from our initial public offering and the concurrent share issuance to CNET and NBC Multimedia for the exercise of their warrants to purchase Class A common stock. In July 1999, we received an additional $6.7 million when the underwriters exercised their over-allotment option. In January 2000, we received net proceeds of $96.1 million from our convertible debt offering. We also finance a portion of our capital expenditures through lease lines.

On March 30, 2000, we entered into a $12 million Master Lease Agreement with GATX Technology Services Corporation ("GATX") for equipment lease financing (hardware and software). Terms of individual leases signed under the Master Lease Agreement will call for a 36-month lease term, with rent payable monthly in advance. The effective interest rate is 12.1% and is adjustable based on prime. GATX holds a first priority security interest in the equipment under the facility. On May 30, 2000, we entered into an additional $15 million Master Lease Agreement with GATX Technology Services Corporation ("GATX") for equipment lease financing (hardware and software). Terms of the agreement are similar to those described previously except that the effective interest rate is 12.5%. For certain leases entered into under the $12 million master lease agreement, the Company has exercised an option to extend the term for an additional 24 months.

We are obligated to draw down 80% of the facility or be subject to a non-utilization fee equal to 1.25% of the unused portion of the facility. Under terms of the Master Lease Agreement, we have the option to purchase the equipment at the then fair market value of the equipment at lease expiration.

On March 31, 2000, we entered into a $2 million Master Lease Agreement with Leasing Technologies International, Inc. The lease line provides for the lease of new, brand name computers, office automation and other equipment. Terms of individual leases signed under the Master Lease Agreement call for a 36-month lease term, rent payable monthly in advance. The effective interest rate is 14.7% and is adjustable based on prime. In addition, a security deposit equal to one month's rent is payable at individual lease inception.

Under terms of the Master Lease Agreement at the end of the lease term, the Company has the option to either purchase, return the equipment, or extend the lease term by twelve months, at a set percent of the original price. In the latter case, the lease terms provide for a discounted monthly rental and a bargain purchase option at the expiration of the twelve month extension.

Net cash used in operating activities was $39.6 million for the six months ended June 30, 2000, and $529,000 for the six months ended June 30, 1999. Cash used in operating activities was impacted by the net loss from operations, offset in part by a write-off of in-process technology, non-cash charges principally related to partner agreements, and depreciation of fixed assets and amortization of goodwill and other intangible assets.

Net cash used in investing activities was $60.8 million for the six months ended June 30, 2000 and $9.4 million for the six months ended June 30, 1999. Net cash used in investing activities consisted primarily of purchases of marketable securities and fixed assets . We expect that net cash used in investing activities will increase as we acquire significant new hardware and software in the future.

Net cash provided by financing activities was $114.1 million for the six months June 30, 2000 and $65.8 million for the six months ended June 30, 1999. During the six months ended June 30, 2000, $96.1 million was received from our convertible note offering, net of issuance costs and $17.9 million was received from the sales and maturities of marketable securities. During the first six months of 1999, $51.1 million was received from our initial public offering, the exercise of Class A common stock warrants from CNET and NBC Multimedia and from the exercise of some employee stock options. Additionally, $15.2 million was received in net proceeds from the sale of Class E preferred stock in 1999.

At June 30, 2000, the Company maintained a $1 million letter of credit ("LC") with a bank to secure obligations under an office space lease. The LC expires on January 31, 2001 and will automatically renew for additional periods of one year but not beyond January 31, 2006. The bank may choose not to extend the LC by notifying us not less than 30 days but not more than 60 days prior to an expiry date. We are required to maintain a $1 million balance on deposit with the bank in an interest bearing account, which is included in restricted investments in the consolidated balance sheet. Through June 30, 2000 there were no drawings under the LC.

At June 30, 2000, we had $50.5 million of cash and cash equivalents. Our principal commitments consist of a convertible note, notes payable, obligations under capital leases, domain asset purchase obligations, and commitments for capital expenditures. We believe that the existing cash and cash equivalents and cash generated from our operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. Our operating and investing activities may require us to obtain additional equity or debt financing. In addition, we continue to evaluate potential acquisitions of other businesses, products, and technologies on an ongoing basis. In order to complete these potential acquisitions, we may need additional equity or debt financing in the future. Sales of additional equity securities could result in additional dilution to our stockholders.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition In Financial Statements" ("SAB No. 101") which summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company has adopted the accounting provisions of SAB No. 101 as of April 1, 2000.

In March 2000, the FASB issued Interpretation No. 44, "Accounting For Certain Transactions Involving Stock Compensation" ("FIN No. 44") which provides guidance for applying APB Opinion No. 25, "Accounting For Stock Issued To
Employees."   The Company adopted FIN No.44 during the second quarter of 2000.

In March 2000, the Emerging Issues Task Force ("EITF") of the FASB reached a consensus on Issue No. 00-2, "Accounting for Web Site Development Costs" which provides guidance on when to capitalize versus expense costs incurred to develop a web site. The Company has elected early adoption of this EITF and has implemented the provisions as of April 1, 2000.

ITEM 3        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk - Our accounts receivables are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. As a result we do not anticipate any material losses in this area.

Interest Rate Risk - Investments that are classified as cash and cash and equivalents have original maturities of three months or less. Changes in the market's interest rates do not affect the value of these investments. Marketable securities are comprised of U.S. Treasury Notes and are classified as available-for-sale and subject to interest rate fluctuations. At June 30, 2000, unrealized losses of $17,000 were recorded.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

WE HAVE ONLY A LIMITED OPERATING HISTORY, AND WE ARE INVOLVED IN A NEW AND UNPROVEN INDUSTRY.

We have only a limited operating history upon which you can evaluate our business and our prospects. We have offered a commercial email service since November 1996 under the name iName. We changed our company name to Mail.com, Inc. in January 1999. In March 2000, we formed WORLD.com to develop and operate our domain name properties as independent Web sites. Our success will depend in part upon the development of a viable market for email advertising and fee-based Internet messaging and collaboration services and outsourcing, and upon our ability to compete successfully in those markets. Our success will also depend on our ability to successfully develop and operate our domain name properties under WORLD.com, beginning with Asia.com and India.com, and the acceptance by businesses and consumers of the services offered at these Web sites. For the reasons discussed in more detail below, there are substantial obstacles to our achieving and sustaining profitability.

WE HAVE INCURRED LOSSES SINCE INCEPTION AND EXPECT TO INCUR SUBSTANTIAL LOSSES IN THE FUTURE.

We have generated only limited revenues to date. We have not achieved profitability in any period, and we may not be able to achieve or sustain profitability. We incurred a net loss attributable to common stockholders of $90.4 million for the six months ended June 30, 2000. We had an accumulated deficit of $153.5 million as of June 30, 2000. We expect to continue to incur substantial net losses and negative operating cash flow for the foreseeable future. We have begun and will continue to significantly increase our operating expenses in anticipation of future growth. We intend to expand our sales and marketing operations, upgrade and enhance our technology, continue our international expansion, and improve and expand our management information and other internal systems. We intend to continue to make strategic acquisitions and investments, which may result in significant amortization of goodwill and other expenses. We are making these expenditures in anticipation of higher revenues, but there will be a delay in realizing higher revenues even if we are successful. If we do not succeed in substantially increasing our revenues, our losses will continue indefinitely and will increase.

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

WE INTEND TO CONTINUE TO ACQUIRE, OR MAKE STRATEGIC INVESTMENTS IN, OTHER BUSINESSES AND ACQUIRE OR LICENSE TECHNOLOGY AND OTHER ASSETS AND WE MAY HAVE DIFFICULTY INTEGRATING THESE BUSINESSES OR GENERATING AN ACCEPTABLE RETURN.

       We have completed a number of acquisitions and strategic investments since our initial public offering. For example, we recently acquired NetMoves Corporation, a provider of a variety of Internet document delivery services to businesses, and The Allegro Group, Inc., a provider of email and email related services, such as virus blocking and content screening, to businesses. We also made two investments in 3Cube, Inc., a company specializing in Internet fax technology, and acquired TCOM, Inc., a software technology consulting firm, and Lansoft U.S.A., Inc., a provider of email management, e-commerce and Web hosting services to businesses. We also recently acquired eLong.com, Inc. and Huelink Corporation Ltd. in connection with the formation of Asia.com, Inc. and Multiple Zones in connection with the formation of India.com. We also recently acquired technology related assets from IntraACTIVE, Inc. (now named Bantu, Inc.) and made a strategic investment in Bantu and committed to make additional investments in them. We will continue our efforts to acquire or make strategic investments in businesses and to acquire or license technology and other assets, and any of these acquisitions may be material to us. We cannot assure you that acquisition or licensing opportunities will continue to be available on terms acceptable to us or at all. Such acquisitions involve risks, including:

       -      inability to raise the required capital;

       -      difficulty in assimilating the acquired operations and personnel;

       -      inability to retain any acquired member or customer accounts;

       -      disruption of our ongoing business;

       - the need for additional capital to fund losses of acquired businesses;

       - inability to successfully incorporate acquired technology into our service offerings and maintain uniform standards, controls,

       -      procedures and policies; and

       -      lack of the necessary experience to enter new markets.

       We may not successfully overcome problems encountered in connection with potential acquisitions. In addition, an acquisition could materially impair our operating results by diluting our stockholders' equity, causing us to incur additional debt or requiring us to amortize acquisition expenses and acquired assets.

THE ISSUANCE OF OUR CONVERTIBLE SUBORDINATED NOTES SIGNIFICANTLY INCREASED OUR LEVERAGE.

       In January 2000, we issued $100 million of convertible subordinated notes due 2005. The sale of our convertible notes has increased our debt as a percentage of total capitalization. We may incur substantial additional indebtedness in the future. The level of our indebtedness, among other things, could (1) make it difficult for us to make payments on our convertible notes,
(2) make it difficult to obtain any necessary financing in the future for working capital, capital expenditures, debt service requirements or other purposes, (3) limit our flexibility in planning for, or reacting to changes in, our business, and (4) make us more vulnerable in the event of a downturn in our business.

WE MAY BE UNABLE TO PAY DEBT SERVICE ON OUR CONVERTIBLE NOTES AND OTHER OBLIGATIONS.

       We had an operating loss and negative cash flow during the six months ended June 30, 2000 and 1999 and expect to incur substantial losses and negative cash flows for the foreseeable future. Accordingly, cash generated by our operations would have been insufficient to pay the amount of interest payable annually on our convertible notes. We cannot assure you that we will be able to pay interest and other amounts due on our convertible notes on the scheduled dates or at all. If our cash flow and cash balances are inadequate to meet our obligations, we could face substantial liquidity problems. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments, or if we otherwise fail to comply with any covenants in our indebtedness, we would be in default under these obligations, which would permit these lenders to accelerate the maturity of the obligations and could cause defaults under our indebtedness. Any such default could have a material adverse effect on our business, results of operations and financial condition. We cannot assure you that we would be able to repay amounts due on our convertible notes if payment of the convertible notes were accelerated following the occurrence of an event of default under the indenture for the convertible notes.

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

OUR CONTRACTS WITH OUR WEB SITE AND ISP PARTNERS REQUIRE US TO INCUR SUBSTANTIAL EXPENSES.

       In nearly all cases our Web site and ISP partners do not pay us to provide our services. We bear the costs of providing our services. We generate revenues by selling advertising space to advertisers who want to target our members and by selling subscription services to these members. We pay the partner a share of the revenues we generate. In addition, a number of our contracts have required us to pay significant fees or to make minimum payments to the partner without regard to the revenues we realize. If we are unable to generate sufficient revenues at our partner sites, these fees and minimum payments can cause the partner's effective share of our revenues to approach or exceed 100%. We intend to reduce or eliminate the payment of these fees or minimum payments made without regard to the revenues realized. We cannot assure you that we will be able to renew partner contracts on the basis of reducing or eliminating these payments or if renewed that the revised terms of such contracts will be favorable to us.

THE FAILURE TO RENEW OUR PARTNER CONTRACTS, WHICH HAVE LIMITED TERMS, CAN RESULT IN THE LOSS OF MEMBERS AND IMPAIR OUR CREDIBILITY.

       Our partner contracts generally have one or two year terms. A partner can decide not to renew at the end of the term for a variety of reasons, including dissatisfaction with our service, a desire to switch to one of our outsourcing competitors, or a decision to provide email service themselves. Partners can also choose not to renew our contract because they have entered into a merger or other strategic relationship with another company that can provide email service. This last factor is becoming increasingly common in light of the consolidation taking place among Web sites, ISPs and other Internet-related businesses. For example, XOOM recently combined with Snap, which is jointly owned by CNET and NBC Multimedia, to create a new Internet services company named NBC Internet, Inc., or NBCi. XOOM offers a free email service at its xoom.com Web site. We cannot assure you that these partners will not seek to terminate their contractual relationships with us. A partner may also fail to renew our contract with them because we decide not to continue making payments to them without regard to the revenue that we generate from their site. The loss of a partner can be very disruptive for us for a number of reasons:

       We may lose a substantial number of members. When members register for our service at a partner's Web site, the default domain name members use for their email address is typically a domain name that is owned by the partner. As of June 30, 2000, we estimate that approximately 28% of our established emailboxes have email addresses at partner-owned domain names. Upon expiration, most partners can require us to relinquish existing members with addresses at partner-owned domain names. Even those members who have selected addresses using our domain names may find it more convenient to switch to whatever replacement email service may be available at the partner's site. The loss of members due to expiration or non-renewal of partner contracts may materially reduce our revenues. Moreover, as of June 30, 2000, we estimate that approximately 16% of our emailboxes established are at the email.com domain. If CNET and NBCi exercise their rights to terminate our agreement, which includes the right to terminate for convenience after May 13, 2001, we would be obligated to transfer the email.com domain name and related member information to them. If CNET and NBCi terminate for convenience, they would be obligated to pay us the greater of $5.0 million or 120% of the fair market value of the email.com user data based on the projected economic benefit of the users and either return to us the shares that we issued to them for the establishment of emailboxes or pay us the then fair market value of these shares. If CNET and NBCi terminate for other reasons, the amount of compensation they must pay to us varies depending on the reason for termination. NBC Multimedia may elect to exercise similar rights relating to email.com emailboxes established through their sites under our agreement with them.

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

       Most of our partner sites, including most of those with well-known brand names, do not generate significant numbers of new emailboxes. The following four partners accounted for 34% of our new emailboxes established in June 2000:

                                        PERCENTAGE
                                          OF NEW              DATE THAT OUR
                                        E-MAILBOXES           CONTRACT WITH
                                            IN                 THE PARTNER
   PARTNER                              JUNE 2000                EXPIRES
------------                           ------------           -------------
Juno..............................             11%            December 2001
Snap..............................             10%            *
Iwon..............................              7%            October 2000
EarthLink.........................              7%            April 2001

------------
* Snap may terminate its contracts for convenience after May 13, 2001.

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

       We believe that most of our members do not use their emailboxes regularly, and many do not use them at all. We believe that a substantial majority of our members do not access their emailboxes regularly or at all. Moreover, we believe that many of our emailboxes that are accessed were first established during a recent period prior to access. We expect our proportion of active members to decrease as our total number of established emailboxes increases. On an ongoing basis, we believe that a significant number of members will cease using our service each month. We cannot assure you that we will be able to add enough new members to compensate for this anticipated loss of usage.

       We have only a limited ability to generate advertising revenues from forwarding and POP3 accounts, which represent a significant percentage of our emailboxes. Members who choose our forwarding service or subscribe to our POP3 service do not need to come to our partners' or our Web sites to access their email. Therefore, we do not deliver Web-based advertisements to these members. Forwarding and POP3 accounts represented approximately 25% of our total emailboxes as of June 30, 2000, and 9% of the emailboxes that were established during June 2000. If a disproportionate percentage of members choose either of these options, it will adversely affect our ability to generate advertising related revenues.

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

WEBMAIL, EMAIL ADVERTISING AND INTERNET MESSAGING AND COLLABORATION SERVICES OUTSOURCING MAY NOT PROVE TO BE VIABLE BUSINESSES.

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

       There are significant obstacles to the development of a sizable market for Internet messaging and collaboration services outsourcing. Outsourcing is one of the principal methods by which we will attempt to reach the size we believe is necessary to be successful. Security and the reliability of the Internet, however, are likely to be of concern to Web sites, ISPs, schools, businesses and organizations deciding whether to outsource their email or fax services or to continue to provide it themselves. These concerns are likely to be particularly strong at larger businesses, which are better able to afford the costs of maintaining their own systems. We provide a range of email and fax services to businesses and organizations. We currently generate revenues in the business market primarily from email service fees related to our email system connection services, email monitoring services and fax transmission services. We cannot be sure that we will be able to expand our business customer base, attract additional customers in other segments or acquire a sufficient base of customers for whom we would provide hosting and other outsourced services. In addition, the sales cycle for hosting services is lengthy and could delay our ability to generate revenues in the business email services market. Furthermore, we may not be able to generate significant additional revenues by providing our email services to businesses. Standards for pricing in the business email services market are not yet well defined and some businesses, schools and other organizations may not be willing to pay the fees we wish to charge. We cannot assure you that the fees we intend to charge will be sufficient to offset the related costs of providing these services.

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

       A limited number of advertisers account for a high percentage of our revenues, our contracts with our advertisers typically have terms of only one or two months, and we may be unable to renew these contracts. We are dependent on a limited number of advertisers to derive a substantial portion of our revenues. For the six months ended June 30, 2000 and 1999, revenues from our five largest advertisers accounted for an aggregate of 11% and 48%, respectively, of our revenues. Our future success will depend upon our ability to retain these advertisers, to generate significant revenues from new advertisers and to reduce our reliance on any single advertiser. Our existing contracts with advertisers generally have terms of only one or two months and we may be unable to renew them. The loss of one of our major advertisers or our inability to attract new advertisers would cause our revenues to decline.

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

       The following are among the factors that could cause significant fluctuations in our operating results:

       - incurrence of other cash and non-cash accounting charges, including charges resulting from acquisitions;

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

SEVERAL OF OUR COMPETITORS HAVE SUBSTANTIALLY GREATER RESOURCES, LONGER OPERATING HISTORIES, LARGER CUSTOMER BASES AND BROADER PRODUCT OFFERINGS.

       Our business is, and we believe will continue to be, intensely competitive. Our competitors with respect to email services include such large and established companies as Microsoft, America Online, Yahoo!, Excite@Home, Disney (which owns the GO Network) and Lycos. Microsoft offers free Webmail through its Hotmail Web site, and has dominant market share with over 40 million emailboxes according to Microsoft. We also compete for partners with email service providers such as USA.NET, Inc., Critical Path, Inc. and CommTouch Software, Ltd. In offering email services to businesses, schools and other organizations, we expect to compete with MCI Mail, USA.NET and Critical Path. Our current and prospective competitors in the facsimile transmission services market generally fall into the following groups: telecommunication companies, such as AT&T, WorldCom, Sprint, the regional Bell operating companies and telecommunications resellers, ISPs, such as UUnet and NETCOM On-Line Communications Services, Inc.; on-line services providers, such as Microsoft and America Online and direct fax delivery competitors, including Premiere Document Distribution (formerly Xpedite Systems, Inc.) and IDT Corporation. In addition, we compete for advertisers with DoubleClick, 24/7 Media, and other Internet advertising networks. We also compete for advertisers with other Internet publishers as well as traditional media such as television, radio, print and outdoor advertising. Our domain properties developed by WORLD.com will compete with the major business and consumer portals and other providers of internet services in the markets in which they operate. See "Business - Competition."

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

       We have begun aggressively expanding our operations in anticipation of an increasing number of strategic alliances and a corresponding increase in the number of members as well as development of our business customer base. We have entered into agreements with additional partners and have upgraded our email services. We have also developed the technology and infrastructure to begin offering a range of services in the business Internet messaging and collaboration services market. In addition, we have formed WORLD.com for the purpose of developing our portfolio of domain names. This expansion has placed, and we expect it to continue to place, a significant strain on our managerial, operational and financial resources. If we cannot manage our growth effectively, our business and operating results will suffer.

IT IS DIFFICULT TO RETAIN KEY PERSONNEL AND ATTRACT ADDITIONAL QUALIFIED EMPLOYEES IN OUR BUSINESS AND THE LOSS OF KEY PERSONNEL AND THE BURDEN OF ATTRACTING ADDITIONAL QUALIFIED EMPLOYEES MAY IMPEDE THE OPERATION AND GROWTH OF OUR BUSINESS AND CAUSE OUR REVENUES TO DECLINE.

       Our future success depends to a significant extent on the continued service of our key technical, sales and senior management personnel, but they have no contractual obligation to remain with us. In particular, our success depends on the continued service of Gerald Gorman, our Chairman and Chief Executive Officer, Gary Millin, CEO of WORLD.com, Lon Otremba, our President, Debra McClister, our Executive Vice President and Chief Financial Officer, Sam Kline, our Chief Operating Officer, Thomas Murawski, our Chief Executive Officer, Mail.com Business Messaging Services, Inc. and Courtney Nichols, General Manager Mail.com Consumer Messaging Services. The loss of the services of Messrs. Gorman, Millin, Otremba, Kline, and Murawski or of Ms. McClister and Ms. Nichols, or several other key employees, would impede the operation and growth of our business.

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

WE NEED TO UPGRADE OUR COMPUTER SYSTEMS TO ACCOMMODATE INCREASES IN EMAIL AND FAX TRAFFIC AND TO ACCOMMODATE INCREASES IN THE USAGE OF OUR COLLABORATION SERVICES, BUT WE MAY NOT BE ABLE TO DO SO WHILE MAINTAINING OUR CURRENT LEVEL OF SERVICE, OR AT ALL.

       We must continue to expand and adapt our computer systems as the number of members and customers and the amount of information they wish to transmit increases and as their requirements change, and as we develop our business messaging and collaboration services. Because we have only been providing our services for a limited time, and because our computer systems have not been tested at greater capacities, we cannot guarantee the ability of our computer systems to connect and manage a substantially larger number of members or meet the needs of business customers at high transmission speeds. If we cannot provide the necessary service while maintaining expected performance, our business would suffer and our ability to generate revenues through our services would be impaired.

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

OUR COMPUTER SYSTEMS MAY FAIL AND INTERRUPT OUR SERVICE.

       Our members have in the past experienced interruptions in our services. We believe that these interruptions will continue to occur from time to time. These interruptions are due to hardware failures, unsolicited bulk emails that overload our system and other computer system failures. In particular, we have experienced outages and delays in email delivery and access to our email service related to disk failures, the implementation of changes to our computer system and insufficient storage capacity. These failures have resulted and may continue to result in significant disruptions to our service. Although we plan to install backup computers and implement procedures to reduce the impact of future malfunctions in these systems, the presence of these and other single points of failure in our network increases the risk of service interruptions. Some aspects of our computer systems are not redundant. These include our member database system and our email storage system, which stores emails and other data for our members. In addition, substantially all of our computer and communications systems relating to our email services are currently located in our primary data centers in Manhattan, Edison, New Jersey and Dayton, Ohio. We currently do not have alternate sites from which we could conduct operations in the event of a disaster. Our computer and communications hardware is vulnerable to damage or interruption from fire, flood, earthquake, power loss, telecommunications failure and similar events. Our services would be suspended for a significant period of time if either of our primary data centers was severely damaged or destroyed. We might also lose stored emails and other member files, causing significant member dissatisfaction and possibly giving rise to claims for monetary damages.

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

       Security measures taken by others may interfere with the efficient operation of our service, which may harm our reputation, adversely impact our ability to attract and retain members and impede the delivery of advertisements from which we generate revenues. "Firewalls" and similar network security software employed by many ISPs, employers and schools can interfere with the operation of our Webmail service, including denying our members access to their email accounts. Similarly, in their efforts to filter out unsolicited bulk emails, Web sites, ISPs and other organizations may block email from all or some of our members.

OUR DEPENDENCE ON LICENSED TECHNOLOGY EXPOSES US TO THE RISK THAT WE MAY NOT BE ABLE TO INTEGRATE OUR TECHNOLOGY, WHICH MAY RESULT IN LESS DEVELOPMENT OF OUR OWN TECHNOLOGY AND MAY INCREASE OUR COSTS.

       We license a significant amount of technology from third parties, including technology related to our Web servers, email monitoring services, billing processes, database and Internet fax services. We anticipate that we will need to license additional technology to remain competitive. We may not be able to license these technologies on commercially reasonable terms or at all. Third-party licenses expose us to increased risks, including risks relating to the integration of new technology, the diversion of resources from the development of our own proprietary technology, a greater need to generate revenues sufficient to offset associated license costs, and the possible termination of or failure to renew an important license by the third-party licensor.

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

GERALD GORMAN CONTROLS MAIL.COM AND WILL BE ABLE TO PREVENT A CHANGE OF CONTROL.

       Gerald Gorman, our Chairman and Chief Executive Officer, beneficially owned as of June 30, 2000 Class A and Class B common stock representing approximately 68.5% of the voting power of our outstanding common stock. Each share of Class B common stock entitles the holder to 10 votes on any matter submitted to the stockholders. As a result of his share ownership, Mr. Gorman will be able to determine the outcome of all matters requiring stockholder approval, including the election of directors, amendment of our charter and approval of significant corporate transactions. Mr. Gorman will be in a position to prevent a change in control of Mail.com even if the other stockholders were in favor of the transaction.

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

       Our facsimile nodes and our faxLauncher service utilize encryption technology in connection with the routing of customer documents through the Internet. The export of such encryption technology is regulated by the United States government. We have authority for the export of such encryption technology other than to Cuba, Iran, Iraq, Libya, North Korea, and Rwanda. Nevertheless, there can be no assurance that such authority will not be revoked or modified at any time for any particular jurisdiction or in general. In addition, there can be no assurance that such export controls, either in their current form or as may be subsequently enacted, will not limit our ability to distribute our services outside of the United States or electronically. While we take precautions against unlawful exportation of our software, the global nature of the Internet makes it virtually impossible to effectively control the distribution of our services. Moreover, future Federal or state legislation or regulation may further limit levels of encryption or authentication technology. Any such export restrictions, the unlawful exportation of our services, or new legislation or regulation could have a material adverse effect on our business, financial condition and results of operations.

       The legal structure and scope of operations of our subsidiaries in some foreign countries may be subject to restrictions which could result in severe limits to our ability to conduct business in these countries and this could have a material adverse effect on our financial position, results of operations and cash flows. We have announced the formation of WORLD.com, Inc. for the purpose of developing our portfolio of domain names, including Asia.com and India.com. In connection with the formation of Asia.com, Inc., we acquired eLong.com, Inc. which operates through its wholly-owned subsidiary the Web site www.elong.com in the Peoples Republic of China or the PRC. We have also announced that we intend to expand our Internet messaging business in international markets. To the extent that we develop and operate web sites or offer Internet messaging services in foreign countries, we will be subject to the laws and regulations of these countries. The laws and regulations relating to the Internet in many countries are evolving and in many cases are unclear as to their application. For example, in India, the PRC and other countries we may be subject to licensing requirements with respect to the Internet activities in which we propose to engage and we may also be subject to foreign ownership limitations or other approval requirements that preclude our ownership interests or limit our ownership interests to up to 49% of the entities through which we propose to conduct any regulated activities. If these limitations apply to our activities, including our activities conducted through eLong.com, Inc. or other subsidiaries, our opportunities to generate revenue will be reduced, our ability to compete successfully in these markets will be adversely affected, our ability to raise capital in the private and public markets may be adversely affected and the value of our investments and acquisitions in these markets may decline. Moreover, to the extent we are limited in our ability to engage in certain activities or are required to contract for these services from a licensed or authorized third party, our costs of providing our services will increase and our ability to generate profits may be adversely affected.

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

       Third parties may infringe or misappropriate our copyrights, trademarks and similar proprietary rights. In addition, other parties have asserted and may in the future assert infringement claims against us. We cannot be certain that our services do not infringe issued patents. Because patent applications in the United States are not publicly disclosed until the patent is issued, applications may have been filed which relate to our services.

       We have been and may continue to be subject to legal proceedings and claims from time to time in the ordinary course of our business, including claims related to the use of our domain names and claims of alleged infringement of the trademarks and other intellectual property rights of third parties. Third parties have challenged our rights to register and use some of our domain names based on trademark principles and on the recently enacted Anticybersquatting Consumer Protection Act. As domain names become more valuable to businesses and other persons, we expect that third parties will continue to challenge some of our domain names and that the number of these challenges may increase. In addition, the existing or future laws of some countries, in particular countries in Europe, may limit or prohibit our ability to use in those countries or elsewhere some of our geographic names that contain the names of a city in those countries or the name of those countries. Intellectual property litigation is expensive and time-consuming and could divert management's attention away from running our business.

THE SUCCESS OF OUR GLOBAL OPERATIONS IS SUBJECT TO SPECIAL RISKS AND COSTS.

       We have begun, and intend to continue, to expand our operations outside of the United States. This international expansion will require significant management attention and financial resources. We face substantial risks in doing business globally, including unexpected changes in regulatory requirements, export restrictions, difficulties in staffing and managing foreign operations, difficulties in protecting intellectual property rights, problems in collecting accounts receivable, political instability, fluctuations in currency exchange rates and exchange rate controls, difficulties in enforcing contracts and potentially adverse consequences. In addition, as described elsewhere in this prospectus, governments in foreign jurisdictions may regulate the Internet or other online services in such areas as content, privacy, network security, encryption or distribution, which may also affect our ability to conduct business internationally.

THE LIMITED INSTALLED PERSONAL COMPUTER BASE AND HIGH COST OF ACCESSING THE INTERNET IN CHINA AND INDIA LIMITS THE POOL OF POTENTIAL CUSTOMERS FOR ASIA.COM AND INDIA.COM.

       The market penetration rates of personal computers and on-line access in China and India are far lower than such rates in the United States. Alternate methods of obtaining access to the Internet, such as through cable television modems or set-top boxes for televisions, are currently unavailable in India and China. There can be no assurance that the number or penetration rate of personal computers in China and India will increase rapidly or at all or that alternate means of accessing the Internet will develop and become widely available in China and India.

       Our growth is limited by the cost to Chinese and Indian consumers of obtaining the hardware, software and communications links necessary to connect to the Internet in China and India. If the costs required to access the Internet do not significantly decrease, most of China's and India's population will not be able to afford to use our services. The failure of a significant number of additional Chinese and Indian consumers to obtain affordable access to the Internet would make it very difficult to execute our business plan.

       We believe that wireless access to the Internet through a variety of hand-held and other devices such as mobile phones will become increasingly important in Asia. Accordingly, our Asia.com subsidiary has made wireless Internet services for businesses an important part of its business focus. We cannot assure you that wireless access to the Internet will in fact develop and reach wide use and acceptance in Asia as we expect.

WE ARE RELYING ON ELECTRONIC COMMERCE AS A SIGNIFICANT PART OF OUR FUTURE REVENUE, BUT THE INTERNET HAS NOT YET BEEN PROVEN AS AN EFFECTIVE COMMERCE MEDIUM IN CHINA AND INDIA.

       Our revenue growth depends in part on the increasing acceptance and use of electronic commerce in China and India. The Internet may not become a viable commercial marketplace in Asia for various reasons, many of which are beyond our control, including:

       - inexperience with the Internet as a sales and distribution channel;

       - inadequate development of the necessary infrastructure to facilitate electronic commerce;

       - concerns about security, reliability, cost, ease of deployment, administration and quality of service associated with conducting business over the Internet; and

       - inexperience with credit card usage or with other means of electronic payment.

UNDERDEVELOPED TELECOMMUNICATIONS INFRASTRUCTURE HAS LIMITED AND MAY CONTINUE TO LIMIT THE GROWTH OF THE INTERNET MARKET IN CHINA AND INDIA.

       The telecommunications infrastructure in China and India is not well developed. The underdeveloped Internet infrastructure in China and India has limited the growth of Internet usage there. If the necessary Internet infrastructure is not developed, or is not developed on a timely basis, future growth of the Internet in China and India will be limited and our business could be harmed.

OUR ASIA.COM BUSINESS MAY BE ADVERSELY AFFECTED BY CHINESE GOVERNMENT REGULATION OF INTERNET COMPANIES.

       China has recently begun to regulate its Internet sector by making pronouncements or enacting regulations regarding the legality of foreign investment in the Chinese Internet sector, the existence and enforcement of content restrictions on the Internet and the availability of securities offerings by companies operating in the Chinese Internet sector. There are substantial uncertainties regarding the proper interpretation of current and future Chinese Internet laws and regulations.

       Issues, risks and uncertainties relating to Chinese government regulation of the Chinese Internet sector include the following:

       A prohibition of foreign investment in businesses providing value-added telecommunication services, including computer information services or electronic mail box services, may be applied to Internet businesses such as ours. Some officials of the Chinese Ministry of Information and Industry, or MII, have taken the position that foreign investment in the Internet sector is prohibited.

       The MII has also stated recently that it intends to adopt new laws or regulations governing foreign investment in the Chinese Internet sector in the near future. If these new laws or regulations forbid foreign investment in the Internet sector, our business in China will be severely impaired.

       Under the agreement reached in November 1999 between China and the United States concerning the United States' support of China's entry into the World Trade Organization, or WTO, foreign investment in Chinese Internet services will be liberalized to allow for 30% foreign ownership in key telecommunication services, including Chinese Internet ventures, for the first year after China's entry into the WTO (subject to certain geographic limitations), 49% in the second year (with expanded geographic coverage) and 50% thereafter (with no geographic limitations). The implementation of this agreement is subject to approval by the U.S. Congress, China's completion of bilateral negotiations with other WTO members, the multilateral negotiation of China's accession protocol with the WTO and the completion of China's own domestic procedures for accession. Within the United States, China's WTO accession faces opposition from trade unions, environmentalists and human rights organization.

       The MII has also stated recently that the activities of Internet content providers are also subject to regulation by various Chinese government authorities, depending on the specific activities conducted by the Internet content provider. Various government authorities have stated publicly that they are in the process of preparing new laws and regulations that will govern these activities. The areas of regulation may include online advertising and online news reporting. In addition, the new laws and regulations may require various Chinese government approvals for securities offerings by companies engaged in the Internet sector in China.

       The interpretation and application of existing Chinese laws and regulations, the stated positions of the MII and the possible new laws or regulations have created substantial uncertainties regarding the legality of existing and future foreign investments in, and the businesses and activities of, Chinese Internet businesses, including our Asia.com business.

       Accordingly, it is possible that the relevant Chinese authorities could, at any time, assert that any portion or all of Asia.com's existing or future ownership structure and businesses violates Chinese laws and regulations. It is also possible that the new laws or regulations governing the Chinese Internet sector that may be adopted in the future will prohibit or restrict foreign investment in, or other aspects of, any of Asia.com's current or proposed businesses and operations. In addition, these new laws and regulations may be retroactively applied to Asia.com.

       If Asia.com is found to be in violation of any existing or future Chinese laws or regulations, the relevant Chinese authorities would have broad discretion in dealing with such a violation, including, without limitation, the following:

       -      levying fines;

       -      revoking our business license;

       -      requiring us to restructure our ownership structure or operations;
              and

       - requiring us to discontinue any portion or all of our Internet business.

EVEN IF ASIA.COM COMPLIES WITH CHINESE GOVERNMENTAL REGULATIONS, THE CHINESE GOVERNMENT MAY PREVENT US FROM DISTRIBUTING, AND WE MAY BE SUBJECT TO LIABILITY FOR, CONTENT THAT IT BELIEVES IS INAPPROPRIATE.

       China has enacted regulations governing Internet access and the distribution of news and other information. Even if we comply with Chinese governmental regulations relating to licensing and foreign investment prohibitions, if the Chinese government takes any action to limit or prohibit the distribution of information through our network or to limit or regulate any current or future content or services available to users on our network, our Asia.com business would be harmed.

SOME OF OUR OPERATIONS ARE BASED IN INDIA, WHICH PRESENTS SPECIAL REGULATORY AND OTHER RISKS TO OUR BUSINESS.

       India has also recently begun to regulate its Internet sector by making pronouncements or enacting regulations regarding various Internet activities in India and the legality of foreign investment in the Indian Internet sector. There are substantial uncertainties regarding the proper interpretation of current and future Indian Internet laws and regulations. Issues, risks and uncertainties relating to Indian government regulation of the Indian Internet sector include risks similar to those in China, in particular with respect to limitations on foreign investment.

       Political instability related to the formation of a new government in India could halt or delay the liberalization of the Indian economy and adversely affect business and economic conditions in India generally and our business in particular. During the past decade, the government of India has pursued policies of economic liberalization, including significantly relaxing restrictions on the private sector. Nevertheless, the role of the Indian central and state governments in the Indian economy has remained significant. The government of India recently changed for the fifth time since 1996. A significant change in India's economic liberalization and deregulation policies could adversely affect business and economic conditions in India generally and our India.com business in particular.

A SUBSTANTIAL AMOUNT OF OUR COMMON STOCK MAY COME ONTO THE MARKET IN THE FUTURE, WHICH COULD DEPRESS OUR STOCK PRICE.

       Sales of a substantial number of shares of our common stock in the public market could cause the market price of our Class A common stock to decline. As of June 30, 2000, we had an aggregate of 59,161,555 shares of Class A and Class B common stock and 14,361,356 options and 1,251,233 warrants to purchase an aggregate of 15,612,589 shares of Class A common stock outstanding. As of such date, approximately 50,746,846 shares of Class A common stock and Class B common stock were freely tradable, in some cases subject to the volume and manner of sale limitations contained in Rule 144. As of such date, approximately 8,414,709 shares of Class A common stock will become available for sale at various later dates upon the expiration of one-year holding periods or upon the expiration of any other applicable restrictions on resale. We are likely to issue large amounts of additional Class A common stock, which may also be sold and which could adversely affect the price of our stock.

       As of June 30, 2000 the holders of up to 21,211,911 shares of Class A common stock, had the right, subject to various conditions, to require us to file registration statements covering their shares, or to include their shares in registration statements that we may file for ourselves or for other stockholders, including the shelf registration statement we are required to file with respect to our convertible notes. By exercising their registration rights and selling a large number of shares, these holders could cause the price of the Class A common stock to fall. An undetermined number of these shares have been sold publicly pursuant to Rule 144.

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

PART II OTHER INFORMATION

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

During the three months ended June 30, 2000, Mail.com issued Class A common stock to third parties in connection with business transactions or granted options to employees in reliance upon the exemption from registration pursuant to Section 4 (2) of the Securities Act of 1933 and Rule 701 or Regulation S promulgated thereunder or otherwise not subject to registration in various transactions as follows:

During the three months ended June 30, 2000, we issued 22,777 shares of Class A common stock to employees at a weighted average price of $8.27 per share representing the Company's matching contribution to its 401(k) plan.

On April 17, 2000, we issued 462,963 shares of Class A common stock to the shareholders of Bantu as part of a 4.6% investment in that company.

During the three months ended June 30, 2000, we issued 1,926,180 shares of Class A common stock as part of the purchase price for certain Asia.com acquisitions.

On June 30, 2000, we issued 225,049 shares of Class A common stock to 3Cube, Inc representing an additional investment in that company.

Item 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       (a)    The Annual Meeting of Shareholders was held on May 18, 2000.

       (b) Each of the persons named in the Proxy Statement as a nominee for Director was elected.

       (c) The following are the voting results on each of the matters which were submitted to the shareholders

                                                                                      Withheld or       Broker
                                                        For               Against       Abstain         Non-Votes
                                                        ---               -------       -------         ---------
Election of Directors
---------------------
Gerald Gorman                                          138,977,521         61,276        -               -
Gary Millin                                            138,977,521         61,276        -               -
Lon Otremba                                            138,977,521         61,276        -               -
Thomas Murawski                                        138,977,521         61,276        -               -
Charles Walden                                         138,977,521         61,276        -               -
William Donaldson                                      138,977,521         61,276        -               -
Stephen Ketchum                                        138,977,521         61,276        -               -
Jack Kuehler                                           138,977,521         61,276        -               -

Resolutions
-----------
 To approve the Mail.com, Inc.
 2000 stock option plan                                124,648,400        586,608        44,103       13,759,686

 To approve the Mail.com, Inc.
 employee stock purchase plan                          125,050,916        167,032        40,353       13,780,496

 Authorization to amend the Company's
 Amended Restated Certificate of Incorporation
    Classes A and B common stock                       123,342,701      1,880,346        37,054       13,778,696
    Class A common stock voting as a separate class     23,342,701      1,880,346        37,054       13,778,696

 To ratify the appointment of KPMG, LLP
 as independent auditor for 2000                       136,969,657      2,038,618        30,522          -

The text of the matters referred to under this Item 4 is set forth in the Proxy Statement dated April 18, 2000 previously filed with the Commission and incorporated herein by reference.


ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are filed as part of this report:

       (4) Instruments defining the rights of security holders, including indentures

              1 Amended and Restated Certificate of Incorporation of Mail.com,
                      Inc is hereby incorporated by reference to Exhibit 4.1 to Form S-8 (Registration No. 333-39586) filed on June 19, 2000.
              2 Certificate of Amendment of Amended and Restated Certificate of
                      Incorporation of Mail.com, Inc. is hereby incorporated by reference to Exhibit 4.2 to Form S-8 (Registration No. 333-39586) filed on June 19, 2000.
              3 Bylaws of Mail.com, Inc. are hereby incorporated by reference to
                      Exhibit 4.3 of Form S-8 (Registration No. 333-39586) filed on June 19, 2000.

       (10) Material Contracts

              ii (d)
                 (1) Lease agreement between Mail.com as guarantor and Newcourt Leasing Corporation.
                 (2) Lease agreement between Mail.com as guarantor and Newcourt Leasing Corporation.
                 (3) Master Lease agreement between Mail.com and Leasing Technologies International, Inc.
                 (4) Master Lease agreement between Mail.com and GATX Technology Services Corporation.
                 (5) Master Lease agreement between Mail.com and Newcourt Leasing Corporation

       (27) Financial Data Schedule

Reports on Form 8-K - Mail.com, Inc. did not file any reports on Form 8-K during the three months ended June 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereto duly authorized.

                                           Mail.Com, Inc.
                                           /s/ Debra McClister

                                           Debra McClister
                                           -----------------------------------
                                           Executive Vice President and Chief
                                           Financial Officer

August 14, 2000