Form 10-Q
period 2000-09-30
MAIL COM INC
filed 2000-11-14
CIK 1081661

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934


                         COMMISSION FILE NUMBER 0-26371

                                 MAIL.COM, INC.
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)


                DELAWARE                                 13-3787073
      (STATE OR OTHER JURISDICTION)          (I.R.S. EMPLOYER IDENTIFICATION OF
                                               INCORPORATION OR ORGANIZATION)

       11 BROADWAY, NEW YORK, NY                            10004
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                 (ZIP CODE)

                                 (212) 425-4200
               (REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE)


         Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Common stock outstanding at October 31, 2000: Class A common stock $0.01 par value 51,642,222 shares, and Class B common stock $0.01 par value 10,000,000 shares.

                                 MAIL.COM, INC.
                               SEPTEMBER 30, 2000
                                    FORM 10-Q
                                      INDEX


                                                                                                                PAGE
                                                                                                               NUMBER
                                                                                                               ------
PART I:      FINANCIAL INFORMATION

Item 1:      Condensed Consolidated Financial Statements:

             Condensed Consolidated Balance Sheets as of September 30, 2000 (unaudited) and
             December 31, 1999...........................................................................          2

             Unaudited Condensed Consolidated Statements of Operations for the
             three and nine months ended September 30, 2000 and 1999.....................................          3

             Unaudited Condensed Consolidated Statements of Cash Flows for the
             nine months ended September 30, 2000 and 1999...............................................          4

             Notes to Unaudited Interim Condensed Consolidated Financial Statements......................          6

Item 2:      Management's Discussion and Analysis of Financial Condition and
             Results of Operations.......................................................................         25

Item 3:      Qualitative and Quantitative Disclosure about Market Risk...................................         31

PART II:     OTHER INFORMATION

Item 2:      Changes in Securities and Use of Proceeds...................................................         50

Item 6:      Exhibits and Reports on Form 8-K............................................................         51

Item 7:      Signatures..................................................................................         52

                                 MAIL.COM, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                           SEPTEMBER 30,    DECEMBER 31,
                                                                                               2000             1999
                                                                                               ----             ----
                                                                                           (UNAUDITED)
                                                          ASSETS
Current assets:
   Cash and cash equivalents.........................................................      $    11,955       $    36,870
   Marketable securities.............................................................           53,278             7,006
   Accounts receivable, net of allowance for doubtful accounts of
      $1,048 and $197 as of September 30, 2000 and December 31, 1999, respectively...           13,681             4,138
   Prepaid expenses and other current assets.........................................            5,529             1,940
   Receivable from sale leaseback....................................................              301               183
                                                                                           -----------       -----------
         Total current assets........................................................           84,744            50,137
Property and equipment, net..........................................................           49,406            28,935
Domain assets, net...................................................................            7,642             7,934
Partner advances, net................................................................            6,165            16,809
Investments..........................................................................           21,960             2,962
Goodwill and other intangible assets, net............................................          236,706            28,964
Restricted investments...............................................................            1,695             1,000
Debt issuance costs, net.............................................................            3,278                --
Other    ............................................................................            3,553               526
                                                                                           -----------       -----------
         Total assets................................................................      $   415,149       $   137,267
                                                                                           ===========       ===========

                                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable..................................................................      $    16,749       $     7,546
   Accrued expenses..................................................................           27,783            11,735
   Current portion of notes payable..................................................            1,914                --
   Current portion of capital lease obligations......................................            9,628             5,483
   Current portion of domain asset purchase obligations..............................              695               400
   Deferred revenue, current portion.................................................            1,615               610
   Other current liabilities.........................................................            1,084             2,562
                                                                                           -----------       -----------
         Total current liabilities...................................................           59,468            28,336
Capital lease obligations, less current portion......................................           14,320            12,016
Domain asset purchase obligation, less current portion...............................              103               176
Deferred revenue, less current portion...............................................              943               725
Notes payable, less current portion..................................................              513                --
Convertible notes payable............................................................          100,000                --
                                                                                           -----------       -----------
         Total liabilities...........................................................          175,347            41,253
Minority interest....................................................................           15,065                --

Commitments and contingencies

Stockholders' equity:
Common stock, $0.01 par value; 130,000,000 shares authorized:
   Class A--120,000,000 shares authorized; 51,616,196 and
      35,218,461 shares issued and outstanding at September 30, 2000
      and December 31,1999, respectively.............................................              516               352
   Class B--10,000,000 shares authorized, issued and outstanding at September 30, 2000 and December 31, 1999 with an aggregate
      liquidation preference of $1,000...............................................              100               100
Additional paid-in capital...........................................................          446,098           174,315
Deferred compensation................................................................             (582)           (1,117)
Accumulated other comprehensive loss.................................................              (63)               --
Accumulated deficit..................................................................         (221,332)          (77,636)
                                                                                           -----------       -----------
         Total stockholders' equity..................................................          224,737            96,014
                                                                                           -----------       -----------
         Total liabilities and stockholders' equity..................................      $   415,149       $   137,267
                                                                                           ===========       ===========

           See accompanying notes to unaudited condensed consolidated financial statements.

                                 MAIL.COM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATION
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                               SEPTEMBER 30,                        SEPTEMBER 30,
                                                           2000              1999              2000              1999
                                                           ----              ----              ----              ----
Revenues:
   Messaging.....................................    $       15,078    $        3,350    $        38,621   $         6,593
   Domain development (WORLD.com)................             3,460                --              4,891                --
                                                     --------------    --------------    ---------------   ---------------
         Total revenues..........................            18,538             3,350             43,512             6,593
                                                     --------------    --------------    ---------------   ---------------
Operating expenses:
   Cost of revenues:
      Messaging..................................            13,945             4,199             36,222             7,720
      Domain development (WORLD.com).............             2,630                --              4,108                --
                                                     --------------    --------------    ---------------   ---------------
         Total cost of revenues..................            16,575             4,199             40,330             7,720
Sales and marketing..............................            18,385             9,587             50,218            17,083
General and administrative.......................            13,586             3,208             31,982             7,207
Product development..............................             4,724             1,921             13,856             4,643
Amortization of goodwill and other
   intangible assets.............................            17,779               725             42,346               725
Write-off of acquired in-process
   technology....................................                --               900              7,650               900
                                                     --------------    --------------    ---------------   ---------------
         Total operating expenses................            71,049            20,540            186,382            38,278
                                                     --------------    --------------    ---------------   ---------------
         Loss from operations....................           (52,511)          (17,190)          (142,870)          (31,685)
                                                     --------------    --------------    ---------------   ---------------
Other income (expense):
   Interest income...............................             1,009               795              4,375             1,098
   Interest expense..............................            (2,717)             (177)            (6,825)             (355)
                                                     --------------    --------------    ---------------   ---------------
         Total other income (expense), net.......            (1,708)              618             (2,450)              743
                                                     --------------    --------------    ---------------   ---------------
 Loss before minority interest...................           (54,219)          (16,572)          (145,320)          (30,942)
Minority interest................................               964                --              1,624                --
                                                     --------------    --------------    ----------------  ---------------
Net loss ........................................           (53,255)          (16,572)          (143,696)          (30,942)
Cumulative dividends on settlement of
   contingent obligations to preferred
   stockholders..................................                --                --                 --            14,556
                                                     --------------    --------------    ---------------   ---------------
         Net loss attributable to common
           stockholders..........................    $      (53,255)   $      (16,572)   $      (143,696)  $       (45,498)
                                                     ==============    ==============    ===============   ===============
Basic and diluted net loss per common
   share ........................................    $       (0.88)    $       (0.38)    $        (2.58)   $        (1.69)
                                                     =============     =============     ==============    ==============
Weighted-average basic and diluted
   shares outstanding............................        60,287,727        43,594,410         55,681,116        26,891,270
                                                     ==============    ==============    ===============   ===============

           See accompanying notes to unaudited condensed consolidated financial statements.

                                 MAIL.COM, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                                                                                  2000           1999
                                                                                                  ----           ----
Cash flows from operating activities:
   Net loss.........................................................................         $   (143,696)   $   (30,942)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Non-cash charges related to partner agreements................................               10,644          6,726
      Depreciation and amortization.................................................               11,535          2,962
      Amortization of goodwill and other intangible assets..........................               42,347            725
      Amortization of domain assets.................................................                1,419            563
      Amortization of deferred compensation.........................................                  350            350
      Write off of Geocities contract...............................................                   --            500
      Provision for doubtful accounts...............................................                  448            156
      Amortization of debt issuance costs...........................................                  485             --
      Amortization of discount......................................................                 (183)            --
      Write-off of acquired in-process technology...................................                7,650             --
      Non-cash advertising..........................................................                 (125)            --
      Issuance of common stock in lieu of compensation..............................                1,800             --
      Share of loss from equity investment..........................................                   72             --
      Minority interest loss........................................................               (1,624)            --
Changes in operating assets and liabilities, net of effect of acquisitions:
      Accounts receivable...........................................................               (7,143)        (1,854)
      Purchases of marketable securities............................................             (114,189)            --
      Proceeds from sales of marketable securities..................................               68,166             --
      Prepaid expenses and other current assets.....................................               (1,253)        (1,067)
      Other assets..................................................................               (2,080)          (322)
      Accounts payable, accrued expenses and other current liabilities..............                7,404         13,916
      Deferred revenue..............................................................                1,223             38
                                                                                             ------------    -----------
         Net cash used in operating activities......................................             (116,750)        (8,249)
                                                                                             ------------    ------------
Cash flows from investing activities:
   Purchases of domain assets.......................................................                 (627)          (943)
   Proceeds from sale leaseback.....................................................                1,265          3,917
   Purchases of intangible assets...................................................               (1,433)            --
   Purchases of investments.........................................................               (2,900)        (1,000)
   Purchases of restricted investments..............................................                 (695)        (1,000)
   Purchases of property and equipment..............................................              (10,564)       (16,562)
   Acquisitions, net of cash paid (acquired)........................................                1,970         (3,175)
                                                                                             ------------    ------------
         Net cash used in investing activities......................................              (12,984)       (18,763)
                                                                                             ------------    -----------
Cash flows from financing activities:
   Net proceeds from issuance of Class A, C and E preferred stock...................                   --         15,165
   Net proceeds from issuance of Class A common stock related to
      initial public offering ......................................................                   --         49,876
   Proceeds from issuance of Class A common stock in connection with the
      exercise and purchase of warrants and options.................................                2,658          7,890
   Issuance of shares for employee 401(k) plan......................................                  386             --
   Proceeds from issuance of convertible notes, net.................................               96,050             --
   Payments under capital lease obligations.........................................               (5,535)          (735)
   Principal payments of notes payable..............................................               (4,537)            --
   Proceeds from sale of subsidiary interest........................................               16,204             --
   Payments under domain asset purchase obligations.................................                 (278)          (129)
                                                                                             ------------    -----------
         Net cash provided by financing activities..................................              104,948         72,067
                                                                                             ------------    -----------
Effect of foreign exchange rate changes on cash and cash equivalents:
Foreign exchange....................................................................                 (129)            --
Net (decrease) increase in cash and cash equivalents................................              (24,915)        45,055
Cash and cash equivalents at beginning of the period................................               36,870          8,414
                                                                                             ------------    -----------
Cash and cash equivalents at the end of the period..................................         $     11,955    $    53,469
                                                                                             ============    ===========

                                                                     (CONTINUED)

                                 MAIL.COM, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

Supplemental disclosure of non-cash information:

         During the nine months ended September 30, 2000 and 1999, the Company paid approximately $5.7 million and $355,000, respectively, for interest.

Non-cash investing activities:

         During the nine months ended September 30, 2000, the Company issued 1,907,380 shares of its Class A common stock in connection with certain investments. These transactions resulted in a non-cash investing activities of $16.0 million (see Note 3). During the nine months ended September 30, 1999, the Company purchased an equity interest in an Internet company by issuing 80,083 shares of Class A common stock. This resulted in a non-cash investing activity of $2.0 million.


         During the nine months ended September 30, 2000, the Company issued 12,579,770 shares of its Class A common stock in connection with certain acquisitions. These transactions resulted in non-cash investing activities of $218.8 million. (see Note 2)

         During the nine months ended September 30, 2000, the Company made an additional investment in an Internet company by issuing 255,049 shares of Class A common stock. This transaction resulted in a non-cash financing activity of approximately $1.5 million. (see Note 3)

         During the nine months ended September 30, 1999, the Company issued 3,130,324 shares of its Class A common stock in connection with some of its Mail.com partner agreements. These transactions resulted in a non-cash investing activity of approximately $21 million.

         During the nine months ended September 30, 1999, the Company purchased domain assets with 355,000 shares of its Class A common stock. This resulted in a non-cash investing activity of $2.6 million.

Non-cash financing activities:

         The Company entered into various capital leases for computer equipment. These capital lease obligations resulted in non-cash financing activities aggregating $11.4 million and $11.5 million for the nine months ended September 30, 2000 and 1999, respectively.

         The Company is obligated under various agreements to purchase domain assets. These obligations resulted in non-cash financing activities aggregating $500,000 and $195,000 for the nine months ended September 30, 2000 and 1999, respectively.


See accompanying notes to unaudited condensed consolidated financial statements.

                                 MAIL.COM, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1)      SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

(A)      SUMMARY OF OPERATIONS

Mail.com, Inc. (the "Company" or "Mail.com"), is a global provider of Internet messaging services. The Company offers its services to both the consumer and business markets. The Company's basic consumer email services are free to members. The Company generates revenues from these e-mail services primarily from advertising related sales, including direct marketing and e-commerce promotions. The Company also generates revenues in this market from subscription services, such as a service that allows members to purchase increased storage capacity for their emails. The Company generates revenues in the business market from email service fees related to its email system connection services, email monitoring services, outsourced mailbox fees from facsimile transmission services, (including desktop to fax, enhanced fax and broadcast fax services); and from licensing and service fees related to its collaboration software and services (including group calendaring, document sharing and project management. In March 2000, Mail.com formed WORLD.com to develop the Company's extensive portfolio of domain names into major Web properties, such as Asia.com and India.com, which will serve the worldwide business-to-business and business-to-consumer marketplace. World.com through its subsidiaries generates revenues primarily from sales of information technology products, system integration and website development for other companies, advertising related sales as well as commissions earned from booking travel arrangements.

(B)      UNAUDITED INTERIM FINANCIAL INFORMATION

The interim condensed consolidated financial statements as of September 30, 2000 and for the three and nine-month periods ended September 30, 2000 and 1999 have been prepared by the Company and are unaudited. In the opinion of management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position of Mail.com as of September 30, 2000 and the results of operations for the three and nine months ended September 30, 2000 and 1999, and cash flows for the nine months ended September 30, 2000 and 1999. The results of operations for any interim period are not necessarily indicative of the results of operations for any other future interim period or for a full fiscal year. The consolidated balance sheet at December 31, 1999 has been derived from audited consolidated financial statements at that date.

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

(D)      PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of Mail.com and its subsidiaries from the dates of acquisition. WORLD.com, a wholly owned subsidiary, along with Mail.com, owns 92% of Asia.com (see Note 2) and 89% of India.com. The interest of shareholders other than those of Mail.com is recorded as minority interest in the accompanying condensed consolidated statements of operations and condensed consolidated balance sheets. All intercompany balances and transactions have been eliminated in consolidation.

(E)      DOMAIN ASSETS AND REGISTRATION FEES

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

(F)      REVENUE RECOGNITION

The Company generates revenues in the business market by providing businesses with Internet email services, facsimile transmission services and collaboration software and services. These services include email to fax, fax to email, enhanced fax, and broadcast fax; email system connection services, email hosting services and email monitoring services, (including virus scanning, attachment control, spam control, legal disclaimers and other legends affixed to outgoing emails and real time Web-based reporting); and collaboration software and services such as group calendar, document sharing and project management. Most of these services are billed on a usage or per seat basis. Revenue from business fax and email services is recognized as the services are performed. Facsimile license revenue is recognized over the average estimated customer life of 3 years. The Company also licenses software under noncancellable license agreements. License fee revenues are recognized when a noncancellable license fee is in force, the product has been delivered and accepted, the license fee is fixed, vendor specific objective evidence exists for the undelivered element and collectibility is reasonable assured. Maintenance and support revenues are recognized ratably over the term of the related agreements. The Company also may host the software if requested by the customer. The customer has the option to decide who hosts the application. If the Company provides the hosting, revenue from hosting is ratably recognized over the hosting priod.

The Company's advertising revenues are derived principally from the sale of banner advertisements. Other advertising revenue sources include up-front placement fees and promotions. The Company's advertising products currently consist of banner advertisements that appear on pages within the Company's properties, promotional sponsorships that are typically focused on a particular event and merchant buttons on targeted advertising inventory encouraging users to complete a transaction.

The Company sells advertising space through a combination of advertisements that are sold on either a cost per thousand ("CPM") basis whereby the advertiser pays an agreed upon amount for each thousand advertisements or on a cost per action basis whereby revenue is generated only if the member responds to the advertisement with an action such as by "clicking" on the advertisement or purchasing the product advertised. In a CPM based advertising contract, revenue is recognized ratably as advertisements or impressions are delivered. In a cost per action contract, revenue is recognized as members "click" or otherwise respond to the advertisement. In instances where revenue is the result of a purchase by a member, the Company's commission is recognized after the item is purchased based upon notification from the vendor.

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

On some occasions, the Company receives upfront "placement" fees from advertising related to direct marketing and e-commerce promotions. These arrangements give the customer the exclusive right to use the Company's network to promote goods or services within their category. These exclusive arrangements generally last one year. The Company records placement fees as deferred revenues, and ratably recognizes the revenues over the term of the agreement.

The Company trades advertisements on its Web properties in exchange for advertisements on the Internet sites of other companies. Barter revenues and expenses are recorded at the fair market value of services provided or received; whichever is more determinable in the circumstances. Revenue from barter transactions is recognized as income when advertisements are delivered on the Company's Web properties. Barter expense is recognized when the Company's advertisements are run on other companies' Web sites, which is typically in the same period when barter revenue is recognized. If the advertising impressions are received from the customer prior to the Company delivering the advertising impressions a liability is recorded, and if the Company delivers the advertising impressions to the other companies' Web sites prior to receiving the advertising impressions a prepaid expense is recorded. At September 30, 2000 and December 31, 1999, the Company has recorded a liability of approximately $0, and $27,000, respectively, for barter advertising to be delivered. Barter revenue, which is a component of advertising revenue, amounted to $707,000 and $107,000 for the three months ended September 30, 2000 and 1999 and $1.0 million and $361,000 for the nine months ended September 30, 2000 and 1999, respectively. For the three and nine month periods ended September 30, 2000 and 1999, barter expenses, which are a component of cost of revenues, were approximately $707,000 and $91,000, and $989,000 and $303,000, respectively.

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

Domain development revenues include revenues generated by World.com and consist primarily of sales of information technology products. Revenue is recognized at the time of the sale. Revenues are also generated from system integration and website development for other companies, advertising and commissions for booking travel arrangements. Revenues are recognized using the percentage of completion method for system integration projects. Advertising revenue is recognized as the advertisements are run and commission revenue is recognized on a net basis as the travel services are performed.

Deferred revenue represents advertising revenues that has been received in advance of the advertisements running on the Company's advertising network.

No single customer exceeded 10% of either total revenue or accounts receivable as of and for the nine months ended September 30, 2000. One customer accounted for 10% of the Company's total revenue and 9% of the accounts receivable for the nine months ended and as of September 30, 1999. Revenues from the Company's five largest customers accounted for an aggregate of 8% and 36% of the Company's total revenues for the nine months ended September 30, 2000 and 1999, respectively.

(G)      BASIC AND DILUTED NET LOSS PER SHARE

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

(H)      RECENT ACCOUNTING PRONOUNCEMENTS

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

In addition to the rollover of existing options contemplated by the merger agreement, NetMoves' former President, Chief Executive Officer and Chairman of the board of directors, as an employee of Mail.com received 231,201 options from Mail.com on February 8, 2000 to purchase Mail.com Class A common stock with an exercise price equal to $17.50 per share, the then fair value of Mail.com's Class A common stock. All such options were issued immediately after the NetMoves acquisition.

ELONG.COM, INC.

On March 14, 2000, Mail.com acquired eLong.com, Inc., a Delaware corporation ("eLong.com") for approximately $62 million including acquisition costs of $365,000. eLong.com, through its wholly owned subsidiary in the People's Republic of China ("PRC"), operates the Web Site www.eLong.com, which is a provider of local content and other internet services. Concurrently with the merger, eLong.com changed its name to Asia.com, Inc. ("Asia.com"). In the merger, Mail.com issued to the former stockholders of eLong.com an aggregate of 3,599,491 shares of Mail.com Class A common stock valued at approximately $57.2 million, based upon the Company's average trading price at the date of acquisition. All outstanding options to purchase eLong.com common stock were converted into options to purchase an aggregate of 279,289 shares of Mail.com Class A common stock. The value of the options was approximately $4.4 million. In addition, Mail.com is obligated to issue up to an additional 719,899 shares of Mail.com Class A common stock in the aggregate to the former stockholders of eLong.com if Mail.com or Asia.com acquires less than $50.0 million in value of businesses engaged in developing, marketing or providing consumer or business internet portals and related services focused on the Asian market or a portion thereof, or businesses in furtherance of such a business, prior to March 14, 2001. The actual amount of shares issued will be based upon the amount of any shortfall in acquisitions below the $50.0 million target amount.

In the Merger, certain former stockholders of eLong.com retained shares of Class A common stock of Asia.com, representing approximately 4.0% of the outstanding common stock of Asia.com. Under a Contribution Agreement with Asia.com these stockholders contributed an aggregate of $2.0 million in cash to Asia.com in exchange for additional shares of Class A common stock of Asia.com, representing approximately 1.9% of the outstanding common stock of Asia.com. Pursuant to the Contribution Agreement, Mail.com (1) contributed to Asia.com the domain names Asia.com and Singapore.com and $10.0 million in cash and (2) agreed to contribute to Asia.com up to an additional $10.0 million in cash over the next 12 months and to issue, at the request of Asia.com, up to an aggregate of 242,424 shares of Mail.com Class A common stock for future acquisitions. As of June 30, 2000, Mail.com has fulfilled this obligation. See also "Asia.com Acquisitions", below. As a result of the transactions effected pursuant to the Merger Agreement and the Contribution Agreement, Mail.com initially owned shares of Class B common stock of Asia.com representing approximately 94.1% of the outstanding common stock of Asia.com. Mail.com's ownership percentage has decreased to 92% as of September 30, 2000. Asia.com granted to management employees of Asia.com options to purchase Class A common stock of Asia.com representing as of September 30, 2000, 9% of the outstanding shares of common stock after giving effect to the exercise of such options.

The acquisition has been accounted for as a purchase business combination. The excess of the purchase price over the fair market value of the acquired assets and assumed liabilities of Asia.com has been allocated to goodwill ($62 million). Goodwill is being amortized over a period of 3 years, the expected estimated period of benefit.

ASIA.COM ACQUISITIONS

During the second quarter of 2000, Asia.com acquired three companies for approximately $18.4 million, including acquisition costs. Payment consisted of cash approximating $500,000, 1,926,180 shares of Mail.com Class A common stock valued at approximately $11.6 million and 4,673,448 shares of Asia.com Class A common stock valued at approximately $6.1 million, all of which were based upon the Company's average trading price at the date of acquisition. These acquisitions have been accounted for as purchase business combinations. The excess of the purchase price over the fair market value has been allocated to goodwill ($17.8 million) and amortized over a period of three years, the expected estimated period of benefit.

Under a stock purchase agreement associated with one of the acquisitions, the Company agreed to pay a contingent payment of up to $5 million if certain wireless revenue targets are reached after the closing. The contingent payment was payable in Mail.com Class A common stock, cash or, under certain circumstances, Asia.com Class A common stock. Subsequent to June 30, 2000 the parties under the stock purchase agreement have agreed, subject to execution and delivery of final documentation, to settle the contingent payment obligation. Under the settlement, Mail.com has agreed to issue 200,000 shares of Mail.com Class A common stock upon completion of documentation and up to 800,000 additional shares of Mail.com Class A common stock on August 31, 2001 based on the price of such stock at that time. The Company will adjust goodwill at that time. In lieu of issuing any such additional shares of Mail.com Class A common stock on August 31, 2001, Mail.com may satisfy such obligation by paying cash or, under certain circumstances, by transferring shares of Asia.com Class A common stock owned by Mail.com.

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

MESSAGING ACQUISITIONS

During the third quarter of 2000 the Company acquired two companies by issuing 710,195 shares of Mail.com Class A common stock valued at approximately $4.3 million based upon the Company's average trading price at the date of acquisition. These acquisitions were account for as a purchase business combination.

PROFORMA INFORMATION

The following unaudited proforma consolidated amounts give effect to the acquisitions as if they had occurred on January 1, 1999, by consolidating their results of operations with the results of Mail.com for the three and nine months ended September 30, 2000 and 1999. Consolidated results are not necessarily indicative of the operating results that would have been achieved had the transactions been in effect as of the beginning of the periods presented and should not be construed as being representative of future operating results.

                                                             THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                                SEPTEMBER 30,                         SEPTEMBER 30,
                                                                -------------                         -------------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                           2000              1999               2000                1999
                                                           ----              ----               ----                ----
Revenues.........................................   $       18,538    $        10,644    $        45,789   $      30,426
Net loss attributable to common stockholders.....   $      (53,485)   $       (34,506)   $      (160,082)  $    (109,445)
Basic and diluted net loss per common share......   $        (0.88)   $        (0.61)    $         (2.71)  $       (2.72)
Weighted average shares used in net
    loss per common share calculation (1)........           60,804             56,938             59,463          40,560

(1) The Company computes net loss per share in accordance with provisions of SFAS No. 128, "Earnings per Share". Basic net loss per share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period. The calculation of the weighted average number of shares outstanding assumes that 13,834,748 shares of Mail.com's common stock issued in connection with its acquisitions were outstanding for the entire period or date of inception, if later. The weighted average common shares used to compute pro forma basic net loss per share includes the actual weighted average common shares outstanding for the periods presented, respectively, plus the common shares issued in connection with the acquisitions from January 1, 1999 or date of inception if later. Diluted net loss per share is equal to basic net loss per share as common stock issuable upon exercise of the Company's employee stock options and upon exercise of outstanding warrants are not included because they are antidilutive. In future periods, the weighted-average shares used to compute diluted earnings per share will include the incremental shares of common stock relating to outstanding options and warrants to the extent such incremental shares are dilutive.

(3) INVESTMENTS

On March 16, 2000, the Company acquired a domain name and made a 10% investment in Software Tool and Die, a Massachusetts company, in exchange for $2.0 million in cash and 185,686 shares of Class A common stock valued at approximately $2.9 million. Software Tool and Die is an Internet Service Provider and provides Web hosting services.

On April 17, 2000, in exchange for $500,000 in cash, Mail.com acquired certain source code technologies, trademarks and related contracts relating to the InTandem collaboration product ("InTandem") from IntraACTIVE, Inc., a Delaware corporation (now named Bantu, Inc., "Bantu"). On the same date, Mail.com also paid Bantu an upfront fee of $500,000 for further development and support of the InTandem product. On the same date, pursuant to a Common Stock Purchase Agreement, Mail.com acquired shares of common stock of Bantu representing approximately 4.6 % of Bantu's outstanding capital stock in exchange for $1 million in cash and 462,963 shares of Class A common stock, valued at approximately $4.1 million. Pursuant to the Common Stock Purchase Agreement, Mail.com also agreed to invest up to an additional $8 million in the form of shares of Mail.com Class A common stock in Bantu in three separate increments, of $4 million, $2 million and $2 million, respectively, based upon the achievement of certain milestones in exchange for additional shares of Bantu common stock representing 3.7%, 1.85% and 1.85%, respectively, of the outstanding common stock of Bantu as of April 17, 2000. The number of shares of Mail.com Class A common stock issuable at each closing date will be based on the greater of $9 per share or the average of the closing prices of Mail.com's Class A common stock over the five trading days prior to such closing dates. In July 2000, Mail.com issued an additional 92,592 shares of Class A common stock valued at approximately $590,000 to Bantu, in accordance with a true-up provision in the Common Stock Purchase Agreement. In September 2000, Mail.com issued an additional 444,444 shares of our Class A common stock valued at approximately $2.9 million as payment for the achievement of a milestone indicated above. The Company accounts for this as a cost investment.

Mail.com is amortizing the $500,000 associated with the source code technologies, trademarks and related contracts relating to the InTandem collaboration product over a 3 year period, the expected useful life. Mail.com has capitalized, in other assets, the $500,000 associated with the development and support of the InTandem product until such product is available for use and will then amortize such amount over its expected useful life.

On June 30, 2000, the Company made an additional investment in 3Cube, Inc. by issuing 255,049 shares of Class A common stock valued at approximately $1.5 million in exchange for 50,411 shares of 3Cube Series C Preferred Stock. At September 30, 2000, Mail.com owned preferred stock of 3Cube, representing an ownership interest of 21% of the combined common and preferred stock outstanding of 3Cube, Inc. Accordingly, the Company accounts for this investment under the equity method of accounting.

On July 25, 2000, Mail.com issued 102,215 shares of its Class A common stock valued at approximately $872,000 as an investment in Madison Avenue Technology Group, Inc. (CheetahMail). The investment has been accounted for under the cost method of accounting as Mail.com owns less than 20% of the outstanding stock of CheetahMail. In consideration thereof, Mail.com received 750,000 shares of Series B convertible preferred stock and a warrant to purchase 75,000 shares of common stock of CheetahMail.

On July 25, 2000, Mail.com entered into a strategic relationship with BulletN.net, Inc. The investment has been accounted for under the cost method of accounting, as Mail.com owns less than 20% of the outstanding stock of BulletN.net. As part of this agreement BulletN.net issued 666,667 shares of its common stock and a warrant to purchase up to 666,667 shares of BulletN.net common stock to Mail.com in exchange for 364,431 shares of Mail.com Class A common stock valued at approximately $3.1 million.

(4) CONVERTIBLE SUBORDINATED NOTES

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

In connection with the issuance of these Notes, the Company incurred approximately $3.8 million of debt issuance costs. Such costs have been capitalized and are being amortized ratably over the original term of the Notes. The Company incurred approximately $1.9 million and $5.3 million of interest expense including accrued interest and amortization of the debt issuance costs in the three and nine months ended September 30, 2000 relating to the Notes.

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

In August 1998, the Company entered into a two-year agreement with CNN. In consideration of the advertising, subscription and customer acquisition opportunities, CNN received 253,532 shares of Class A common stock upon the commencement of the contract at $3.50 per share, the fair market value of Mail.com's common stock on the date of grant, or $887,000. CNN also has the right to receive a portion of the Company's selected revenues under the agreement, as defined. The value of the stock issuance has been recorded in the balance sheet as partner advances and is amortized ratably to amortization expense over the contract term. The launch of the services coincided with the contract date. The Company recorded approximately $49,000 and $271,000 of amortization expense in the three and nine month periods, ended September 30, 2000, and approximately $184,000 and $406,000 in the comparable periods in 1999.

During the first nine months of 1999, the Company issued 485,616 shares of its Class A common stock at varying prices in connection with certain strategic partnership agreements. When stock issuances were either contingent upon the achievement of certain targets or the measurement date was not fixed, the Company expensed the issuance of such stock at the time such stock was issued or the targets were achieved at the then fair market value of the Company's stock. Such amounts aggregated approximately $50,000 and $2.5 million for the three and nine months ended September 30, 1999 and are included in sales and marketing expenses in the statements of operations. The Company no longer issues stock in connection with its strategic partnership agreements.

Prior to May 1, 1999, the Company was required to issue to CNET, Snap and NBC Multimedia shares of its Class A common stock for each member who registers at their sites. On May 1, 1999, the Company entered into an agreement to settle in full its contingent obligation to issue shares of its Class A common stock to CNET, Snap and NBC Multimedia as described above. Pursuant to this agreement, the Company issued upon the closing of its initial public offering in June 1999, 2,368,907 shares of Class A common stock at a value of $7.00 per share in the aggregate to CNET and Snap and 210,000 shares of Class A common stock at a value of $7.00 per share to NBC Multimedia. The Company capitalized $18 million in connection with the issuance of these shares and is ratably amortizing the amount over the period from the closing of the initial public offering (June 23, 1999) through May 2001. The Company recorded approximately $2.3 million and $6.9 million of amortization expense for the three and nine months ended September 30, 2000, and approximately $2.3 million and $2.7 million of amortization expense for the three and nine months ended September 30, 1999.

(6) LEASES

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

Under terms of the Master Lease Agreement, the Company has the option to purchase the equipment at the then fair market value of the equipment at lease expiration. At September 30, 2000, approximately $9.6 million was outstanding.

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

(7) AT&T WARRANT

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

(8) BUSINESS SEGMENTS

The Company's two business segments are Messaging and Domain Development, the latter being attributable to the formation of WORLD.com. WORLD.com was formed during the first quarter of 2000 to develop the Company's extensive portfolio of domain names, such as Asia.com and India.com, which serve the worldwide business-to-business and business-to-consumer marketplace.

World.com through its subsidiaries generates revenues primarily from sales of information technology products and from services from various Company owned web sites. Messaging includes activities related to all aspects of both business and consumer messaging, which includes email, facsimile transmission and collaboration services to businesses and consumers.

The following table presents summarized financial information related to the business segments for the three and nine months ended September 30, 2000 and 1999 (in thousands):

                                                            THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                               SEPTEMBER 30,                       SEPTEMBER 30,
                                                               -------------                       -------------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                          2000              1999                2000            1999
                                                          ----              ----                ----            ----
Revenue:
   Messaging ................................          $ 15,078          $  3,350          $ 38,621          $  6,593
   Domain development:
      Product sales .........................             2,010              --               3,210              --
      Services ..............................             1,450              --               1,681              --
                                                       --------          --------          --------          --------
         Domain development .................             3,460              --               4,891              --
                                                       --------          --------          --------          --------
      Total revenue .........................          $ 18,538          $  3,350          $ 43,512          $  6,593
                                                       ========          ========          ========          ========
Cost of revenues:
   Messaging ................................          $ 13,945          $  4,199          $ 36,222          $  7,720
   Domain development:
      Products ..............................             1,835              --               3,081              --
      Services ..............................               795              --               1,027              --
                                                       --------          --------          --------          --------
         Domain development .................             2,630              --               4,108              --
                                                       --------          --------          --------          --------
      Total cost of revenue .................          $ 16,575          $  4,199          $ 40,330          $  7,720
                                                       ========          ========          ========          ========
Operating expenses, excluding cost of revenue
   Messaging ................................          $ 39,888          $ 16,341          $115,893          $ 30,558
                                                       --------          --------          --------          --------
   Domain development .......................            14,586              --              30,159              --
                                                       --------          --------          --------          --------
      Total operating expenses,
         excluding cost of revenue ..........          $ 54,474          $ 16,341          $146,052          $ 30,558
                                                       ========          ========          ========          ========

(9)   STOCK OPTION REPRICING

In March 2000, the Financial Accounting Standard Board ("FASB") issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25" ("FIN 44"). Among other issues, FIN 44 clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. Pursuant to FIN 44, stock options repriced after December 15, 1998 are subject to variable plan accounting treatment. This guidance requires the Company to remeasure compensation cost for outstanding repriced options each reporting period based on changes in the market value of the underlying common stock. Depending upon movements in the market value of the Company's Class A common stock, this accounting treatment may result in significant non-cash compensation charges in future periods.

On May 31, 2000, the Board of Directors approved the cancellation and re-issuance of 500,000 options to an executive at an exercise price of $5.53 per share based on the closing price of the Company's Class A common stock on May 31, 2000. The options had an original exercise price of $12.44. The new options vest at the same rate that they would have vested under previous plans. Pursuant to FIN 44, stock options repriced after December 15, 1998 are subject to variable plan accounting. The total compensation charge for the three and nine months ended September 30, 2000 approximated $4000 and $6,000, respectively.

(10) INDIA.COM FINANCING

During the third quarter of 2000, India.com, Inc. a wholly-owned subsidiary of Mail.com, issued 13,657,692 shares of Series A convertible preferred stock to private investors valued at $14.2 million. These shares are convertible into India.com Class A common stock at the initial purchase price of the preferred shares, subject to certain anti dilution adjustments. In addition, the preferred share conversion price is also subject to reduction if the effective sales price in India.com's next significant equity financing does not represent a 33% premium to the current conversion price. The Company will measure the contingent beneficial conversion feature at the commitment date and treat this feature as a preferred dividend but will not recognize this preferred dividend in earnings until the contingency is resolved, if ever. The holders of the Series A convertible exchangeable preferred stock are entitled to a one time right exerciseable during the 60 days after September 14, 2001 to exchange these shares for the number of shares of Mail.com Class A common stock equal to the original purchase price of such shares divided by the lesser of the market price of Mail.com's Class A common stock on September 14, 2001 (but not less than $4.50 and $6.00).

(11)  SUBSEQUENT EVENTS

On October 26, 2000, as approved by the Board of Directors the Company announced its intention to sell its advertising network business and that it will focus exclusively on its established outsourced messaging business. The Company also announced that as a result of its decision to focus on its outsourced messaging business, it is streamlining the organization, taking advantage of lower cost areas and further integrating its technological and operational infrastructures. The Company expects that this will result in restructuring and rationalization charges of $8-$10 million. The Company expects that the majority of these charges will be taken in the fourth quarter of 2000 and the remainder will be taken in the first quarter of 2001.

On November 1, 2000, the Company settled its contingent consideration obligation with TCOM, Inc. (TCOM), which was acquired on October 18, 1999. Mail.com will pay the former shareholders of TCOM a total of $3.75 million, comprised of a cash payment of $1 million and $2.75 million in Mail.com Class A common stock, on April 18, 2001, determined based on the market price at that time, but not less than $4.00 per share. Upon payment, the Company will adjust the purchase price and reflect additional goodwill, and will ratably amortize such costs over the remaining life of the goodwill.

On November 2, 2000, as approved by the Board of Directors the Company announced that it will sell all assets not related to its core outsourced messaging business, including its Asia.com Inc., and India.com Inc. subsidiaries, and its portfolio of category-defining domain names.

On November 2, 2000, the Company settled its contingent consideration obligation with The Allegro Group, Inc. ("Allegro"), which was acquired on August 20, 1999. Mail.com will pay to the former shareholders of Allegro 283,185 shares of Mail.com Class A common stock. Payment shall be made on December 31, 2001. Upon payment, the Company will adjust the purchase price and reflect additional goodwill, and will ratably amortize such costs over the remaining life of the goodwill.

On November 14, 2000, the Company offered to certain employees, officers and directors, other than Gerald Gorman, the right to reprice certain outstanding stock options to an exercise price equal to the closing price of the Company's Class A common stock on NASDAQ on November 14, 2000. Options to purchase an aggregate of up to 9,000,000 shares are subject to repricing. The repriced options will vest at the same rate that they would have vested under their original terms except that shares issuable upon exercise of these options may not be sold until after November 14, 2001. In March 2000, Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25" ("Interpretation"). Among other issues, this Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25,
(b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. As a result, under the Interpretation, stock options repriced after December 15, 1998 are subject to variable plan accounting treatment. This guidance requires the Company to remeasure compensation cost for outstanding repriced options each reporting period based on changes in the market value of the underlying common stock. Depending upon movements in the market value of the Company's common stock, this accounting treatment may result in significant non cash compensation charges in future periods.

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

Our basic consumer email services are free to our members. Prior to our acquisition of NetMoves, we generated the majority of our revenues from our consumer email services, primarily from advertising related sales, including direct marketing and e-commerce promotion. We also generated revenues in the consumer market sector from subscription services, such as increased storage capacity. In September 2000, we delivered approximately 438 million page views and approximately 2 billion advertisements in our consumer email services. During the three months ended September 30, 2000, we delivered approximately 1.3 billion page views. We generated revenues in the business market from facsimile transmission services including email to fax, fax to email, enhanced fax, broadcast services; Internet e-mail services, consisting of services that enable email networks to connect to the Internet, email hosting services and email message management services, including virus scanning, attachment control, spam control, legal disclaimers and real time Web-based reporting and collaboration software and services such as group calendar, document sharing and project management; and sales of software licenses.

For the three and nine-months ended September 30, 2000, we generated approximately 34% and 40% of our revenues from consumer messaging related sales and approximately 47% and 49% of our revenues from business messaging services. We also generated approximately 19% and 11% of our revenues from the sales of information technology products and the provision of local content and other Internet services associated with WORLD.com. A small portion of our revenues came from the sale of domain name assets. For the three and nine months ended September 30, 2000, approximately $12.3 million and $26.5 million of our revenue was generated by companies we acquired. For the both the three and nine months ended September 30, 1999, approximately $569,000 of our revenue was generated by companies we acquired. As indicated in Note 11 of the Notes to Unaudited Condensed Consolidated Financial Statements, in the future, our focus will be centered exclusively in the outsourced business messaging market.

We price advertisements based on a variety of factors, including whether the advertising is targeted to a specific category of members or whether it is run across our entire network. We sell our available advertising space, or inventory, through a combination of advertisements that we sell on either a "cost per thousand" ("CPM") basis, or a "cost per action" basis. Advertising sales billed on a CPM basis require that the advertiser pay us an agreed amount for each 1,000 advertisements delivered. In a CPM-based advertising contract, we recognize revenues from advertising sales ratably as we deliver individual advertisements or impressions. In a cost per action contract, we recognize revenues as members "click" or otherwise respond to the advertisement. In the case of contracts requiring actual sales of advertised items, we may experience delays in recognizing revenues pending receipt of data from the advertiser.

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

We also engage in barter transactions. Under these arrangements, we deliver advertisements promoting a third party's goods and services in exchange for their agreement to run advertisements promoting our Webmail service. The number of advertisements that each party agrees to deliver, and hence the effective CPM, may not be equal. We recognize barter revenues ratably as the third party's advertisements are delivered to our members. We record cost of revenues ratably as our advertisements are delivered by the third party. Although our revenues and related costs of revenues will be equal at the conclusion of the barter translation, the amounts may not be equal in any particular period. We record barter revenues and expenses at the fair market value of either the services we provide or of those we receive, whichever is more readily determinable under the circumstances. Barter revenues were approximately 2% of total revenues for the nine-month period ended September 30, 2000, as compared to 6% for the comparable period in 1999. We anticipate that barter revenues will remain below 5% annually, although the actual amount may fluctuate in any given quarter.

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

We also provide businesses with Internet email services, facsimile transmission services and collaboration software and services. These services include email to fax, fax to email, enhanced fax, and, broadcast fax; email system connection services, email hosting services and email monitoring services, (including virus scanning, attachment control, spam control, legal disclaimers and other legends affixed to outgoing emails and real time Web-based reporting); and collaboration software and services such as group calendar, document sharing and project management. Most of these services are billed on a usage or per seat basis. Revenue from email, business fax and collaboration services is recognized as the services are performed. Facsimile license revenue is recognized over the average estimated customer life of 3 years. Business revenues for the three and nine months ended September 30, 2000 were $8.8 million and $20.9 million, respectively. Business revenues were $569,000 for the three and nine months ended September 30, 1999.

Domain development revenues include revenues generated by World.com and consist primarily of sales of information technology products. Revenues are also generated from system integration and website development, advertising and commissions from booking travel arrangements. Revenues for the three and nine months ended September 30, 2000 were $3.5 million and $4.9 million. There were no domain development revenues during the comparable periods in 1999.

Historically, some of our contracts have required us to issue shares of Class A common stock on a contingent basis. The amount of stock we were required to issue was usually based upon the number of member registrations during the preceding quarter or upon the achievement of performance targets. We recorded the non-cash expense as of the date we issued the stock or as of the date the targets were achieved, at the then fair market value of our stock. These expenses aggregated approximately $0 and $50,000 for the three months ended September 30, 2000 and 1999 and $0 and $2.5 million for the nine months ended September 30, 2000 and 1999 respectively. We no longer issue stock to third parties in connection with member registrations.

Under an agreement with CNN we issued 253,532 shares of our Class A common stock upon execution of a contract. We agreed to issue the shares in anticipation of CNN's fulfillment of promotional obligations under the contract. We capitalized as a partner advance the market value of the stock we issued and then amortized that amount over the length of the contract. During the three and nine month period ended September 30, 2000 we recorded approximately $49,000 and $271,000 of amortization expense for this agreement. During the three and nine month period ended September 30, 1999, we recorded $184,000 and $406,000 of amortization expense. This amortization is included in sales and marketing expenses.

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

On February 8, 2000, we acquired NetMoves Corporation, a provider of Internet fax transmission services for approximately $168.3 million including acquisition costs of approximately $2.1 million. The acquisition was accounted for as a purchase business combination. We issued 6,343,904 shares of Class A common stock valued at approximately $145.7 million based upon our average trading price at the date of acquisition. In addition, we assumed outstanding options and warrants of NetMoves which represent the right to purchase 962,443 shares and 57,343 shares respectively, of our Class A common stock at weighted average exercise prices of $6.69 and $8.64, respectively. The options and warrants were valued at an aggregate of approximately $20.5 million.

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

On March 14, 2000, we acquired eLong.com, Inc., a Delaware corporation ("eLong.com") for approximately $62 million including acquisition costs of approximately $365,000. eLong.com, through its wholly owned subsidiary in the People's Republic of China, operates the Web Site www.eLong.com, which is a provider of local content and other internet services. The acquisition was accounted for as a purchase business combination. Concurrently with the merger, eLong.com changed its name to Asia.com, Inc. ("Asia.com"). In the merger, we issued to the former stockholders of eLong.com an aggregate of 3,599,491 shares of Mail.com Class A common stock valued at approximately $57.2 million, based upon our average trading at the date of acquisition. All outstanding options to purchase eLong.com common stock were converted into options to purchase an aggregate of 279,289 shares of Mail.com Class A common stock. The options were valued at approximately $4.4 million. In addition, we are obligated to issue up to an additional 719,899 shares of Mail.com Class A common stock in the aggregate to the former stockholders of eLong.com if Mail.com or Asia.com acquires less than $50.0 million in value of businesses engaged in developing, marketing or providing consumer or business internet portals and related services focused on the Asian market or a portion thereof, or businesses in furtherance of such a business, prior to March 14, 2001. The actual amount of shares issued will be based upon the amount of any shortfall in acquisitions below the $50.0 million target amount. We will adjust the purchase price at that time and amortize such costs over the remaining life of the goodwill.

In the merger, certain former stockholders of eLong.com retained shares of Class A common stock of Asia.com representing approximately 4.0% of the outstanding common stock of Asia.com. Under a separate Contribution Agreement with Asia.com these stockholders contributed an aggregate of $2.0 million in cash to Asia.com in exchange for additional shares of Class A common stock of Asia.com, representing approximately 1.9% of the outstanding common stock of Asia.com. Pursuant to the Contribution Agreement, Mail.com (1) contributed to Asia.com the domain names Asia.com and Singapore.com and $10.0 million in cash and (2) agreed to contribute to Asia.com up to an additional $10.0 million in cash over the next 12 months and to issue, at the request of Asia.com, up to an aggregate of 242,424 shares of Mail.com Class A common stock for future acquisitions. As a result of the transactions effected pursuant to the Merger Agreement and the Contribution Agreement, Mail.com owns shares of Class B common stock of Asia.com representing approximately 94.1% of the outstanding common stock of Asia.com. Our ownership percentage decreased to 92% as of June 30, 2000. Asia.com granted to management employees of Asia.com options to purchase Class A common stock of Asia.com representing, as of September 30, 2000, 9% of the outstanding shares of common stock after giving effect to the exercise of such options.

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

On March 31, 2000, we acquired a Mauritius entity, which in turn owned 80% of an Indian subsidiary, to facilitate future investments in India. The terms were $400,000 in cash and a $1 million 7% note payable due one year from closing. In June 2000, the Company acquired through the Mauritius entity the remaining 20% of the Indian subsidiary for $2.2 million in cash.

In connection with the Mauritius acquisition, we incurred a $1.8 million charge related to the issuance of 104,347 shares of Class A common stock, as compensation for services performed, we paid $200,000 cash and an additional $200,000 payable in our Class A common stock as compensation for employees.

During the third quarter of 2000, India.com Inc, a subsidiary of Mail.com, issued 13,657,692 shares of Series A convertible exchangeable preferred stock for proceeds of approximately $14.2 million. These shares are convertible into India.com Class A common stock at the initial purchase price of the preferred shares, subject to certain anti dilution adjustments. In addition, the preferred share conversion price is also subject to reduction if the effective sales price in India.com's next significant equity financing does not represent a 33% premium to the current conversion price. We will measure the contingent beneficial conversion feature at commitment date and treat this feature as a preferred dividend but will not recognize this preferred dividend in earnings until the contingency is resolved, if ever. The holders of the Series A convertible exchangeable preferred stock are entitled to a one time right exerciseable during the 60 days after September 14, 2001 to exchange these shares for the number of shares of Mail.com Class A common stock equal to the original purchase price of such shares divided by the lesser of the market price of Mail.com's Class A common stock on September 14, 2001 (but not less than $4.50) and $6.00.

On April 17, 2000, in exchange for $500,000 in cash, we acquired certain source code technologies, trademarks and related contracts relating to the InTandem collaboration product ("InTandem") from IntraACTIVE, Inc., a Delaware corporation (now named Bantu, Inc., "Bantu"). On the same date, we also paid Bantu an upfront fee of $500,000 for further development and support of the InTandem product. On the same date, pursuant to a Common Stock Purchase Agreement, Mail.com acquired shares of common stock of Bantu representing approximately 4.6 % of Bantu's outstanding capital stock in exchange for $1 million in cash and 462,963 shares of Class A common stock, valued at approximately $4.1 million. Pursuant to the Common Stock Purchase Agreement, Mail.com also agreed to invest up to an additional $8 million in the form of shares of Mail.com Class A Common stock in Bantu in three separate increments of $4 million, $2 million and $2 million, respectively, based upon the achievement of certain milestones in exchange for additional shares of Bantu common stock representing 3.7%, 1.85% and 1.85%, respectively, of the outstanding common stock of Bantu as of April 17, 2000. The number of shares of our Class A common stock issuable at each closing will be based on the greater of $9 per share and the average of the closing prices of our Class A common stock over the five trading days prior to such closing date. In July 2000, we issued an additional 92,592 shares of our Class A common stock valued at approximately $590,000 to Bantu in accordance with a true-up provision in the Common Stock Purchase Agreement. In September 2000, we issued an additional 444,444 shares of our Class A common stock valued at approximately $2.9 million as payment for the achievement of a milestone indicated above. We account for this investment under the cost method.

During the second quarter of 2000, Asia.com acquired three companies for approximately $18.4 million, including acquisition costs. Payments consisted of cash approximating $500,000, 1,926,180 shares of Mail.com Class A common stock valued at approximately $11.6 million and 4,673,448 shares of Asia.com Class A common stock valued at approximately $6.1 million, all of which were based upon our average trading price on the date of acquisition.

Under a stock purchase agreement associated with one of the acquisitions, the Company agreed to pay a contingent payment of up to $5 million if certain wireless revenue targets are reached after the closing. The contingent payment was payable in Mail.com Class a common stock, cash or, under certain circumstances, Asia.com Class A common stock. Subsequent to June 30, the parties under the stock purchase agreement have agreed, subject to execution and delivery of final documentation, to settle the contingent payment obligation. Under the settlement, Mail.com has agreed to issue 200,000 shares of Mail.com Class A common stock upon completion of documentation and up to 800,000 additional shares of Mail.com Class A common stock on August 31, 2001 based on the price of such stock at that time. In lieu of issuing any such additional shares of Mail.com Class A common stock on August 31, 2001, Mail.com may satisfy such obligation by paying cash or, under certain circumstances, by transferring shares of Asia.com Class A common stock owned by Mail.com. We will adjust the purchase price at that time and amortize such costs over the remaining life of the goodwill.

On June 30, 2000, the Company made an additional investment in 3Cube, Inc by issuing 255,049 shares of Class A common stock valued at approximately $1.5 million in exchange for 50,411 shares of 3Cube Series C Preferred Stock. As of September 30, 2000 Mail.com owned preferred stock of 3Cube, representing an ownership interest of 21% of the combined common and preferred stock outstanding of 3Cube, Inc. Accordingly, we account for this investment under the equity method of accounting.

Although we have experienced substantial growth in revenues in recent periods, we have incurred substantial operating losses since inception and will continue to incur substantial losses for the foreseeable future. As of September 30, 2000, we had an accumulated deficit of approximately $221.3 million. In October and November 2000, we announced our intention to focus our business exclusively on the outsourced messaging business and sell all assets not related to our core outsourced messaging business, including Asia.com, India.com and our portfolio of category-defining domain names. Our prospects should be considered in light of risks, expenses and difficulties encountered by companies in the early stages of development, particularly companies in the rapidly evolving Internet market. See "Risk Factors That May Affect Future Results"

We have recorded amortization of deferred compensation of approximately $91,000 and $274,000 for each of the three and nine-month periods ended September 30, 2000 and 1999, respectively, in connection with the grant of stock options to one of our officers. This deferral, which totaled $1.1 million at the date of the grant, represents the difference between the deemed fair value of our common stock for accounting purposes and the exercise price of the options at the date of grant. This amount is represented as a reduction of stockholders' equity and amortized over the three-year vesting period. Amortization of deferred stock compensation is charged to sales and marketing expense on the statement of operations. We will amortize the remaining deferred compensation of approximately $387,000 over the remaining vesting periods through December 2001.

We have recorded amortization of deferred compensation of approximately $103,000 and $40,000 during the three months ended September 30, 2000 and 1999, respectively, and $335,000 and $75,000 during the nine months ended September 30, 2000 and 1999, respectively, in connection with the grant of 40,400 stock options to some employees during 1999, net of forfeitures or cancellations in connection with employees who left the Company. This deferral represents the difference between the deemed fair value of our common stock for accounting purposes, in this case $11.00 per share, and the $5.00 per share exercise price of the options at the date of grant. We will amortize the deferred compensation over the four-year vesting period of the applicable options.

In March 2000, the Financial Accounting Standard Board ("FASB") issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25" ("FIN 44"). Among other issues, FIN 44 clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. Pursuant to FIN 44, stock options repriced after December 15, 1998 are subject to variable plan accounting treatment. This guidance requires the Company to remeasure compensation cost for outstanding repriced options each reporting period based on changes in the market value of the underlying common stock. Depending upon movements in the market value of the Company's Class A common stock, this accounting treatment may result in significant non-cash compensation charges in future periods.

On May 31, 2000, the Board of Directors approved the cancellation and re-issuance of 500,000 options to an executive at an exercise price of $5.53 per share based on the closing price of the Company's Class A common stock on May 31, 2000. The options had an original exercise price of $12.44. The new options vest at the same rate that they would have vested under previous plans. Pursuant to FIN 44, stock options repriced after December 15, 1998 are subject to variable plan accounting. The total compensation charge for the three and nine months ended September 30, 2000 approximated $4,000 and $6,000, respectively.

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

STOCK OPTION REPRICING

On November 14, 2000, the Company offered to certain employees, officers and directors, other than Gerald Gorman, the right to reprice certain outstanding stock options to an exercise price equal to the closing price of the Company's Class A common stock on NASDAQ on November 14, 2000. Options to purchase an aggregate of up to 9,000,000 shares are subject to repricing. The repriced options will vest at the same rate that they would have vested under their original terms except that shares issuable upon exercise of these options may not be sold until after November 14, 2001. In March 2000, Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25" ("Interpretation"). Among other issues, this Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25,
(b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. As a result, under the Interpretation, stock options repriced after December 15, 1998 are subject to variable plan accounting treatment. This guidance requires the Company to remeasure compensation cost for outstanding repriced options each reporting period based on changes in the market value of the underlying common stock. Depending upon movements in the market value of the Company's common stock, this accounting treatment may result in significant non cash compensation charges in future periods.

RESTRUCTURING AND RATIONALIZATION CHARGE

On October 26, 2000, we announced our intention to sell our advertising network business and that we will focus exclusively on our established outsourced messaging business. We also announced that as a result of our decision to focus on our outsourced messaging business, we are streamlining the organization, taking advantage of lower cost areas and further integrating our technological and operational infrastructures. We expect that this will result in restructuring and rationalization charges of $8-$10 million. We expect that the majority of these charges will be taken in the fourth quarter of 2000 and the remainder will be taken in the first quarter of 2001.

On November 2, 2000, we announced that we will sell all assets not related to our core outsourced messaging business, including our Asia.com Inc. and India.com Inc. subsidiaries, and our portfolio of category-defining domain names.

RESULTS OF OPERATIONS THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

REVENUE

Revenues for the three and nine months ended September 30, 2000 were $18.5 million and $43.5 million, respectively, as compared to $3.4 million and $6.6 million, respectively for the comparable periods in 1999. The increase of $15.1 million and $36.9 million was due primarily to revenues from the business messaging market, which we entered during the third quarter of 1999, an increase in the growth in our number of seats and corresponding page views, and revenues generated from the sales of information technology products and the provision of local content and other Internet services associated with WORLD.com, which we commenced during the first quarter of 2000. Our members established approximately 2.3 million seats during the third quarter of 2000 as compared to
2.2 million in the third quarter of 1999. The cumulative total of seats established approximates 20 million as of September 30, 2000, as compared to 8.5 million at September 30, 1999.

Business messaging revenues for the three and nine months ended September 30, 2000 were $8.8 million and $20.9 million respectively. Business messaging revenues for both the three and nine month periods ended September 30, 1999 were $569,000. Business messaging revenues were derived from facsimile transmission services including email to fax, fax to email, enhanced fax, broadcast services; Internet email services, consisting of services that enable networks to connect to the Internet, email hosting services and email message management services including virus scanning, attachment control, spam control, legal disclaimers and real time Web-based reporting and collaboration, software and services such as group calendar, document sharing and project management; and sales of software licenses.

Consumer revenues for the third quarter of 2000 were $6.3 million as compared to $2.7 million in the third quarter of 1999. Consumer revenue for the nine months ended September 30, 2000 was $17.2 million as compared to $5.7 million for the comparable period in 1999. Advertising, permission marketing and e-commerce revenues for the three and nine months ended September 30, 2000 were $6.1 million and $16.5 million as compared to $2.5 million and $5.3 million in the comparable periods of 1999. Included in advertising revenues are barter revenues of $707,000 and $107,000 for the three months ended September 30, 2000 and 1999, respectively, and $1 million and $361,000 for the nine months ended September 30, 2000 and 1999, respectively. Revenues from subscription services were $186,000 and $160,000 for the three months ended September 30, 2000 and 1999, respectively and $538,000 and $434,000 for the nine months ended September 30, 2000 and 1999 respectively.


Domain development revenues were $3.5 million and $4.9 million for the three and nine months ended September 30, 2000. These revenues were generated by WORLD.com and consist primarily of sales of information technology products. Revenues were also generated from system integration and website development for companies, advertising and commissions for booking travel arrangements. There were no domain development revenues during 1999.

Other revenues from the sale or lease of domain names and consulting revenue was $12,000 and $412,000 during the three and nine months ended September 30, 2000 as compared to $164,000 and $289,000 for the comparable periods in 1999.

As previously mentioned, we announced our intention to sell our advertising network business and focus exclusively on its established outsourced messaging business. We also announced that as a result of our decision to focus on its outsourced messaging business, we are streamlining the organization, taking advantage of lower cost areas and further integrating our technological and operational infrastructures. Additionally, we announced that we will sell all assets not related to our core outsourced messaging business, including our Asia.com Inc. and, India.com Inc. subsidiaries, and our portfolio of category-defining domain names. Upon the completion of the sale of these assets we anticipate that future revenues will be derived from our outsourced business messaging operations.

OPERATING EXPENSES

COST OF REVENUES

Cost of revenues for the three and nine months ended September 30, 2000 was $16.6 million and $40.3 million, as compared to $4.2 million and $7.7 million for the comparable periods in 1999. Cost of revenues consists primarily of costs incurred in the delivery and support of our email and facsimile services, including depreciation of equipment used in our computer systems, the cost of telecommunications services including local access charges, leased network backbone circuit costs and long distance domestic and international termination charges, and personnel costs associated with our systems, databases and graphics. Cost of revenues also includes costs associated with licensing third party network software. In addition, we report the cost of barter transactions, amortization of certain domain assets, and the cost of domain names that have been sold in cost of revenues. During 1999 and through the first nine months of 2000, we purchased and leased significant amounts of capital equipment for our computer systems to accommodate the current growth and in anticipation of the future growth in the number of e-mailboxes. As a result, depreciation expense increased significantly during the period. Cost of revenues was also significantly impacted during the first nine months of 2000 as compared to the first nine months of 1999 due to our entry into the business messaging market and the development of WORLD.com. In addition, we substantially increased headcount in the technology related departments during the first nine months of 2000 as compared to the first nine months of 1999. We anticipate that costs of revenue will decrease upon the sale of our advertising network and domain properties, but will continue to increase in the outsourced messaging business.

SALES AND MARKETING EXPENSES

Sales and marketing expenses were $18.4 million and $50.2 million for the three and nine months ended September 30, 2000 as compared to $9.6 million and $17.1 million for the comparable periods in 1999. The $8.8 million and $33.1 million increase was primarily due to the expansion of sales and marketing efforts and the establishment of partner agreements with third party Web sites. The primary component of sales and marketing expenses are customer acquisition costs. The costs related to customer acquisitions paid in cash were $3.0 million and $8.3 million in the three and nine months ended September 30, 2000 as compared to $2.4 million and $5.4 million in the comparable periods of 1999. The costs related to customer acquisitions through the issuance of Class A common stock were none and $2.5 million during the three and nine months ended September 30, 1999, respectively. The Company is no longer incurring customer acquisition costs through the issuance of stock. An amendment to the CNET, Snap and NBC agreement signed during the second quarter of 1999 eliminated the monthly issuance of shares, but required us to issue the remaining shares under the contract simultaneously with our initial public offering. The value of these shares ($18.1 million) is being amortized over the subsequent two-year period. We recorded approximately $2.3 million and $6.9 million of amortization expense in connection with the issuance of these shares during the three and nine months ended September 30, 2000, respectively, as compared to $2.3 million and $2.7 million in the comparable periods of 1999. We also recorded approximately $49,000 and $271,000 in amortization of partner advances of shares to CNN during the three and nine-month period ended September 30, 2000 and $184,000 and $406,000 in the comparable periods in 1999, respectively. As previously mentioned, the Company expensed the remaining unamortized balance of approximately $3.3 million related to the AT&T warrants during the first quarter of 2000. Also included in this category are advertising expenses related to the launch of our advertising campaign to build our brand. The remainder of the costs in this category relates to salaries and commissions for sales, marketing, and business development personnel. Sales and marketing costs were also impacted during the three and nine-month periods ended September 30, 2000 as a result of our entry into the business messaging market and the development of WORLD.com. We anticipate that sales and marketing costs will decrease in the future based upon our strategy of focusing on our outsourced messaging business.

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $13.6 million and $32.0 million during the three and nine months ended September 30, 2000 as compared to $3.2 million and $7.2 million during the comparable periods of 1999. The $10.4 million and $24.8 million increase was attributable to increased personnel and related costs, including recruiting fees, and increased facilities costs. At September 30, 2000, the number of employees was 1,462, as compared to 202 at September 30, 1999. General and administrative expenses consist primarily of compensation and other employee costs including customer support and other corporate functions as well our provision for doubtful accounts and overhead expenses. In addition, general and administrative expenses increased during the three and nine months ended September 30, 2000 as compared to the comparable periods of 1999 due to our entry into the business messaging market and the development of WORLD.com. In connection with the Mauritius acquisition, we incurred a $1.8 million charge related to the issuance of 104,347 shares of Class A common stock as compensation for services performed and $200,000 cash and an additional $200,000 payable in Mail.com Class A common stock as compensation for employees. We anticipate that general and administrative costs will decrease upon the sale of our advertising network and domain properties, but will continue to increase in the outsourced messaging business.

PRODUCT DEVELOPMENT

Product development costs were $4.7 million and $13.9 million during the three and nine months ended September 30, 2000 as compared to $1.9 million and $4.6 million in comparable periods of 1999. The $2.8 million and $9.3 million increase was primarily due to increased staffing and consulting costs to add new features, design new services and upgrade existing services. Product development costs consist primarily of personnel and consultants' time and expense to research, conceptualize, and test product launches and enhancements to e-mail products and our partners' and our email web site. Additionally, product development costs have increased during the three and nine-month periods ended September 30, 2000 as compared to the comparable periods of 1999 due to our entry into the business messaging market and development of WORLD.com. We anticipate that product development costs will decrease upon the sale of our advertising network and domain properties, but will continue to increase in the outsourced messaging business.

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS AND WRITE-OFF OF ACQUIRED IN-PROCESS TECHNOLOGY

Amortization of goodwill and other intangible assets and the write-off of acquired in-process technology resulted from the acquisitions made during the first nine months of 2000 and the second half of 1999. Goodwill represents the excess of the purchase price over the fair market value of the net assets acquired and is being amortized over a 3 to 5 year period. Purchased in-process technology was none and $7.7 million for the three and nine months ended September 30, 2000 as compared to $900,000 for both the three and nine months ended September 30, 1999. Amortization of goodwill and other intangible assets for the three and nine months ended September 30, 2000 was $17.8 and $42.3 million. Amortization of goodwill and other intangible assets for both the three and nine months ended September 30, 1999 was $725,000.

OTHER INCOME (EXPENSE), NET

Other income (expense), net includes interest income from our cash investments and marketable securities, and interest expense related to our convertible note offering, notes payable and capital lease obligations.

Interest income for the three and nine months ended September 30, 2000 was $1.0 million and $4.4 million as compared to $795,000 and $1.1 million during the comparable periods of 1999. The increase in interest income in 2000 was principally due to higher cash balances after we completed our convertible note offering in January 2000.

Interest expense was $2.7 million and $6.8 million for the three and nine months ended September 30, 2000 as compared to $177,000 and $355,000 in the comparable periods of 1999. The increase was primarily due to interest related to our convertible note offering as well as new capital lease obligations. Most of our computer equipment purchases are financed under capital leases.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have obtained financing through private placements of equity securities and our initial public offering including the exercise of the over-allotment option and more recently through our convertible debt offering. In March 1999, we received net proceeds of $15.2 million from the sale of our Class E convertible preferred stock. In June 1999, we received net proceeds of approximately $50.6 million from our initial public offering and the concurrent share issuance to CNET and NBC Multimedia for the exercise of their warrants to purchase Class A common stock. In July 1999, we received an additional $6.7 million when the underwriters exercised their over-allotment option. In January 2000, we received net proceeds of $96.1 million from our convertible debt offering. We also finance the majority of our capital expenditures through lease lines.

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

Under terms of the Master Lease Agreement, we have the option to purchase the equipment at the then fair market value of the equipment at lease expiration. At September 30, 2000 approximately $9.6 million was outstanding.

On March 31, 2000, we entered into a $2 million Master Lease Agreement with Leasing Technologies International, Inc. The lease line provides for the lease of new computers, office automation and other equipment. Terms of individual leases signed under the Master Lease Agreement call for a 36-month lease term, rent payable monthly in advance. The effective interest rate is 14.7% and is adjustable based on prime. In addition, a security deposit equal to one months rent is payable at individual lease inception.

Under terms of the Master Lease Agreement at the end of the lease term, the Company has the option to either purchase, return the equipment, or extend the lease term by twelve months, at a set percent of the original price. In the latter case, the lease terms provide for a discounted monthly rental and a bargain purchase option at the expiration of the twelve-month extension.

Net cash used in operating activities was $116.8 million for the nine months ended September 30, 2000, and $8.2 million for the nine months ended September 30, 1999. Cash used in operating activities was impacted by the net loss from operations, offset in part by a write-off of in-process technology, non-cash charges principally related to partner agreements, depreciation and amortization of fixed assets, amortization of goodwill and other intangible assets purchases, sales and redemptions of marketable securities, and changes in operating assets and liabilities. In 1999, cash used in operating activities was impacted by the net loss from operations, offset in part by non-cash charges related to partner and vendor service agreements, depreciation and amortization of fixed assets and intangible assets and changes in operating assets and liabilities.

Net cash used in investing activities was $13.0 million for the nine months ended September 30, 2000 and $18.8 million for the nine months ended September 30, 1999. Net cash used in investing activities consisted primarily of purchases of property and equipment and purchases of investments. In 1999, net cash used in investing activities was impacted by purchases of property and equipment and cash paid for acquisition, net of cash acquired partially offset by proceeds from sale and leaseback.

Net cash provided by financing activities was $104.9 million for the nine months ended September 30, 2000 and $72.1 million for the nine months ended September 30, 1999. During the nine months ended September 30, 2000, $96.1 million was received from our convertible note offering, net of issuance costs, and $16.2 million was received from the sale of a subsidiary interest. During the first nine months of 1999, $57.8 million was received from our initial public offering, the exercise of Class A common stock warrants from CNET and NBC Multimedia and from the exercise of some employee stock options. Additionally, $15.2 million was received in net proceeds from the sale of Class E preferred stock in 1999.

At September 30, 2000, the Company maintained approximately $1.7 million in letters of credit ("LC") with various parties. One LC approximating $1.1 million is with a bank to secure obligations under an office space lease. The LC expires on January 31, 2001 and will automatically renew for additional periods of one year but not beyond January 31, 2006. The bank may choose not to extend the LC by notifying the Company not less than 30 days but not more than 60 days prior to an expiry date. The Company is required to maintain a $1 million balance on deposit with the bank in an interest bearing account, which is included in restricted investments in the accompanying consolidated balance sheet. The other LC's are related to the leasing of telecommunications equipment and for consulting services. Through September 30, 2000, there were no drawings under the LC.

At September 30, 2000, we had $12.0 million of cash and cash equivalents and $53.3 million of marketable securities. Our principal commitments consist of a convertible note, notes payable, obligations under capital leases, domain asset purchase obligations, and commitments for capital expenditures. Based on our existing capital resources and revenue streams, we expect that we will require additional capital to fund our operations and capital needs through the year 2001. As previously mentioned, we announced our intention to sell our advertising network business and focus exclusively on our established outsourced messaging business. We have retained SG Cowen to assist us with this sale. We also announced that as a result of our decision to focus on our outsourced messaging business, we are streamlining the organization, taking advantage of lower cost areas and further integrating our technological and operational infrastructures. Additionally, we announced that we will seek to sell all assets not related to our core outsourced messaging business, including our Asia.com Inc. and India.com Inc. subsidiaries, and our portfolio of domain names. No assurance can be given that the company will be successful in selling these businesses or otherwise raising the amount of capital needed to fund our operations. The proceed from the sale of these assets may not supply enough cash to fund our operations, and we may experience delays in the completion of these sales or receiving or converting into cash the consideration received in these sales. We will need to obtain additional equity or debt financing in the future. Sales of additional equity securities could result in additional dilution to our stockholders. In addition, on an ongoing basis, we continue to evaluate potential acquisitions to complement our business messaging services. In order to complete these potential acquisitions, we may need additional equity or debt financing in the future.

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

Interest Rate Risk - Investments that are classified as cash and cash and equivalents have original maturities of three months or less. Changes in the market's interest rates do not affect the value of these investments. Marketable securities are comprised of U.S. Treasury Notes and are classified as available-for-sale and subject to interest rate fluctuations. At September 30, 2000, unrealized gains of approximately $63,000 were recorded.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

      Before you invest in our Class A common stock, you should carefully consider the risks described below and the other information included or incorporated by reference in this prospectus.

WE HAVE ONLY A LIMITED OPERATING HISTORY, WE ARE INVOLVED IN A NEW AND UNPROVEN INDUSTRY AND WE HAVE DETERMINED TO FOCUS ON OUR CORE OUTSOURCED MESSAGING BUSINESS.

     We have only a limited operating history upon which you can evaluate our business and our prospects. We have offered a commercial email service since November 1996 under the name iName. We changed our company name to Mail.com, Inc. in January 1999. In February 2000, we acquired NetMoves Corporation, a provider of a variety of Internet document delivery services to businesses. In March 2000, we formed WORLD.com to develop and operate our domain name properties as independent Web sites. We recently announced our intention to focus exclusively on our outsourced messaging business and to sell all assets not related to this business. Our success will depend in part upon the development of a viable market for fee-based Internet messaging and collaboration services and outsourcing, our ability to compete successfully in those markets and our ability to successfully sell our non-core assets on favorable terms. For the reasons discussed in more detail below, there are substantial obstacles to our achieving and sustaining profitability.

WE HAVE INCURRED LOSSES SINCE INCEPTION AND EXPECT TO INCUR SUBSTANTIAL LOSSES IN THE FUTURE.

     We have generated only limited revenues to date. We have not achieved profitability in any period, and we may not be able to achieve or sustain profitability. We incurred a net loss attributable to common stockholders of $143.7 million for the nine months ended September 30, 2000. We had an accumulated deficit of $221.3 million as of September 30, 2000. We expect to continue to incur substantial net losses and negative operating cash flow for the foreseeable future. We have begun and may continue to significantly increase our operating expenses in anticipation of future growth. We intend to expand our sales and marketing operations, upgrade and enhance our technology, continue our international expansion, and improve and expand our management information and other internal systems. We intend to continue to make strategic acquisitions and investments, which may result in significant amortization of goodwill and other expenses. We are making these expenditures in anticipation of higher revenues, but there will be a delay in realizing higher revenues even if we are successful. If we do not succeed in substantially increasing our revenues, our losses will continue indefinitely and will increase.

IF WE ARE UNABLE TO RAISE NECESSARY CAPITAL IN THE FUTURE, WE MAY BE UNABLE TO FUND NECESSARY EXPENDITURES.

     We anticipate the need to raise additional capital in the future. However, we may not be able to raise on terms favorable to us, or at all, amounts necessary to fund our anticipated expenditures or future expansion, develop new or enhanced services, respond to competitive pressures, promote our brand name or acquire complementary businesses, technologies or services. Some of our stockholders have registration rights that could interfere with our ability to raise needed capital.

     If we raise additional funds by issuing equity securities, stockholders may experience dilution of their ownership interest. Moreover, we could issue preferred stock that has rights senior to those of the Class A common stock. If we raise funds by issuing debt, our lenders may place limitations on our operations, including our ability to pay dividends.

WE INTEND TO SELL ALL OF OUR ASSETS NOT RELATED TO OUR CORE OUTSOURCED MESSAGING BUSINESS BUT MAY EXPERIENCE DIFFICULTY COMPLETING ANY OR ALL OF SUCH SALES ON FAVORABLE TERMS OR AT ALL.

We recently announced our intention to sell all of our non-core assets, including our advertising network business, our Asia.com, Inc. and India.com, Inc. subsidiaries and our portfolio of Internet domain names. We cannot assure you that we will be able to sell all or any of these assets on favorable terms or at all. We also cannot assure you as to the timing or the terms and conditions of the sale of any of these assets or the form or amount of consideration (if any) that may be received. The realizable value of these assets may ultimately prove to be less than the carrying value currently reflected in our consolidated financial statements. Moreover, if the sales are not successfully completed, the market price of our common stock may decline to the extent that the current market price reflects a market assumption that such sales will be successfully completed. To the extent that we receive non-cash consideration in any of these sales, we may not be able to liquidate this consideration or otherwise turn it into cash for a period of time after we receive it or at all.

WE INTEND TO CONTINUE TO ACQUIRE, OR MAKE STRATEGIC INVESTMENTS IN, OTHER BUSINESSES AND ACQUIRE OR LICENSE TECHNOLOGY AND OTHER ASSETS AND WE MAY HAVE DIFFICULTY INTEGRATING THESE BUSINESSES OR GENERATING AN ACCEPTABLE RETURN.

     We have completed a number of acquisitions and strategic investments since our initial public offering. For example, we acquired NetMoves Corporation, a provider of a variety of Internet document delivery services to businesses, and The Allegro Group, Inc., a provider of email and email related services, such as virus blocking and content screening, to businesses. We also made two investments in 3Cube, Inc., a company specializing in Internet fax and other technology, and acquired TCOM, Inc., a software technology consulting firm, and Lansoft U.S.A., Inc., a provider of email management, e-commerce and Web hosting services to businesses. We also recently acquired technology related assets from IntraACTIVE, Inc. (now named Bantu, Inc.) and made a strategic investment in Bantu and committed to make additional investments in them. We will continue our efforts to acquire or make strategic investments in businesses and to acquire or license technology and other assets, and any of these acquisitions may be material to us. We cannot assure you that acquisition or licensing opportunities will continue to be available on terms acceptable to us or at all. Such acquisitions involve risks, including:

      -     inability to raise the required capital;

      -     difficulty in assimilating the acquired operations and personnel;

      -     inability to retain any acquired member or customer accounts;

      -     disruption of our ongoing business;

      - the need for additional capital to fund losses of acquired businesses;

      - inability to successfully incorporate acquired technology into our service offerings and maintain uniform standards, controls, procedures and policies; and

      -     lack of the necessary experience to enter new markets.

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

WE MAY BE UNABLE TO PAY DEBT SERVICE ON OUR CONVERTIBLE NOTES AND OTHER OBLIGATIONS.

     We had an operating loss and negative cash flow during the nine months ended September 30, 2000 and 1999 and expect to incur substantial losses and negative cash flows for the foreseeable future. Accordingly, cash generated by our operations would have been insufficient to pay the amount of interest payable annually on our convertible notes. We cannot assure you that we will be able to pay interest and other amounts due on our convertible notes on the scheduled dates or at all. If our cash flow and cash balances are inadequate to meet our obligations, we could face substantial liquidity problems. We cannot assure you that our proposed sale of our non-core assets will not negatively impact our cash flow available to service the notes. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments, or if we otherwise fail to comply with any covenants in our indebtedness, we would be in default under these obligations, which would permit these lenders to accelerate the maturity of the obligations and could cause defaults under our indebtedness. Any such default could have a material adverse effect on our business, results of operations and financial condition. We cannot assure you that we would be able to repay amounts due on our convertible notes if payment of the convertible notes were accelerated following the occurrence of an event of default under, or certain other events specified in, the indenture for the convertible notes, including any deemed sale of all or substantially all of our assets.

WEBMAIL AND INTERNET MESSAGING AND COLLABORATION SERVICES OUTSOURCING MAY NOT PROVE TO BE VIABLE BUSINESSES.

     We operate in an industry that is only beginning to develop. Our success will depend on the development of viable markets for the outsourcing of messaging and collaboration services to businesses, Web sites, ISPs and other organizations. Our success will also require the widespread acceptance by consumers of Webmail. For a number of reasons, each of these developments is somewhat speculative:

     There are significant obstacles to the development of a sizable market for Internet messaging and collaboration services outsourcing. Outsourcing is one of the principal methods by which we will attempt to reach the size we believe is necessary to be successful. Security and the reliability of the Internet, however, are likely to be of concern to Web sites, ISPs, schools, businesses and organizations deciding whether to outsource their email or fax services or to continue to provide it themselves. These concerns are likely to be particularly strong at larger businesses, which are better able to afford the costs of maintaining their own systems. We provide a range of email and fax services to businesses and organizations. We currently generate revenues in the business market primarily from email service fees related to our email system connection services, email monitoring services and fax transmission services. While we intend to focus exclusively on our outsourced messaging services, we cannot be sure that we will be able to expand our business customer base, attract additional customers in other segments or acquire a sufficient base of customers for whom we would provide hosting and other outsourced services. In addition, the sales cycle for hosting services is lengthy and could delay our ability to generate revenues in the business email services market. As part of our business strategy, we plan to offer additional outsourced messaging and other services to existing customers. We cannot assure you that these customers will purchase these services or will purchase them at prices that we wish to charge. Furthermore, we may not be able to generate significant additional revenues by providing our outsourced email and collaboration services to businesses. Standards for pricing in the business email and collaboration services market are not yet well defined and some businesses, schools and other organizations may not be willing to pay the fees we wish to charge. We cannot assure you that the fees we intend to charge will be sufficient to offset the related costs of providing these services.

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

WE MAY FAIL TO MEET MARKET EXPECTATIONS BECAUSE OF FLUCTUATIONS IN OUR QUARTERLY OPERATING RESULTS, WHICH WOULD CAUSE OUR STOCK PRICE TO DECLINE.

     Although we intend to steadily increase our spending and investment to support our planned growth, our revenues (and some of our costs) will be much less predictable. This is likely to result in significant fluctuations in our quarterly results, and to limit the value of quarter-to-quarter comparisons. Because of our limited operating history, the emerging nature of our industry and our planned sale of our non-core assets, we anticipate that securities analysts will have difficulty in accurately forecasting our results. It is likely that our operating results in some quarters will be below market expectations. In this event, the price of our Class A common stock is likely to decline.

     The following are among the factors that could cause significant fluctuations in our operating results:

      - incurrence of other cash and non-cash accounting charges, including charges resulting from acquisitions;

      -     non-cash charges associated with repriced stock options;

      - system outages, delays in obtaining new equipment or problems with planned upgrades;

      -     disruption or impairment of the Internet;

      -     demand for outsourced messaging services;

      - attracting and retaining customers and maintaining customer satisfaction;

      -     introduction of new or enhanced services by us or our competitors;

      -     changes in our pricing policy or that of our competitors;

      - changes in governmental regulation of the Internet and messaging in particular; and

      -     general economic and market conditions.

Other such factors in our non-core businesses include:

      - incurrence of additional expenditures without receipt of offsetting revenues as a result of the development of our domain name properties;

      - delay or cancellation of even a small number of advertising contracts;

      - expiration or termination of partnerships with Web sites or ISPs, which can result from mergers or other strategic combinations as Internet businesses continue to consolidate; and

      - seasonality in the demand for advertising, or changes in our own advertising rates or advertising rates in general, both on and off the Internet.

WE EXPECT SIGNIFICANT STOCK BASED COMPENSATION CHARGES RELATED TO
REPRICED OPTIONS.

     In light of the decline in our stock price and in an effort to retain our employee base, on November 14, 2000, the Company offered to certain of its employees, officers and directors, other than Gerald Gorman, the right to reprice certain outstanding stock options to an exercise price equal to the closing price of the Company's Class A common stock on NASDAQ on November 14, 2000. Options to purchase an aggregate of up to 9,000,000 shares are subject to repricing. The repriced options will vest at the same rate that they would have vested under their original terms except that shares issuable upon exercise of these options may not be sold until after November 14, 2001. In March 2000, Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25" ("Interpretation"). Among other issues, this Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. As a result, under the Interpretation, stock options repriced after December 15, 1998 are subject to variable plan accounting treatment. This guidance requires the Company to remeasure compensation cost for outstanding repriced options each reporting period based on changes in the market value of the underlying common stock. Depending upon movements in the market value of the Company's common stock, this accounting treatment may result in significant non cash compensation charges in future periods.

SEVERAL OF OUR COMPETITORS HAVE SUBSTANTIALLY GREATER RESOURCES, LONGER OPERATING HISTORIES, LARGER CUSTOMER BASES AND BROADER PRODUCT OFFERINGS.

     Our business is, and we believe will continue to be, intensely competitive. In offering email services to businesses, schools and other organizations, we compete with MCI Mail, USA.NET, Critical Path and others. Our current and prospective competitors in the facsimile transmission services market generally fall into the following groups: telecommunication companies, such as AT&T, WorldCom, Sprint, the regional Bell operating companies and telecommunications resellers, ISPs, such as UUnet and NETCOM On-Line Communications Services, Inc., on-line services providers, such as Microsoft and America Online and direct fax delivery competitors, including Premiere Document Distribution (formerly Xpedite Systems, Inc.) and IDT Corporation. In offering outsourced Webmail services to Web sites and ISPs, we compete with email service providers such as USA.NET, Inc., Critical Path, Inc. and CommTouch Software, Ltd. In offering Webmail services directly to consumers, our and our partners' competitors include such large and established companies as Microsoft, America Online, Yahoo!, Excite@Home, Disney (which owns the GO Network) and Lycos. Microsoft offers free Webmail through its Hotmail Web site, and has dominant market share with over 40 million emailboxes according to Microsoft. See "Business - Competition."

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

     To achieve our objective of generating revenues through our consumer email services, we will have to retain our existing members and acquire a large number of new members. We have relied upon strategic alliances with third party Web sites to attract the majority of our current members.

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


OUR CONTRACTS WITH OUR WEB SITE AND ISP PARTNERS REQUIRE US TO INCUR SUBSTANTIAL EXPENSES.

     In nearly all cases our Web site and ISP partners do not pay us to provide our services. We bear the costs of providing our services. We currently generate revenues by selling subscription services to our members and by selling advertising space to advertisers who want to target these members. We pay the partner a share of the revenues we generate. In addition, a number of our contracts have required us to pay significant fees or to make minimum payments to the partner without regard to the revenues we realize. If we are unable to generate sufficient revenues at our partner sites, these fees and minimum payments can cause the partner's effective share of our revenues to approach or exceed 100%. We intend to reduce or eliminate the payment of these fees or minimum payments made without regard to the revenues realized. We cannot assure you that we will be able to renew partner contracts on the basis of reducing or eliminating these payments or if renewed that the revised terms of such contracts will be favorable to us.


THE FAILURE TO RENEW OUR PARTNER CONTRACTS, WHICH HAVE LIMITED TERMS, CAN RESULT IN THE LOSS OF MEMBERS AND IMPAIR OUR CREDIBILITY.

     Our partner contracts generally have one or two year terms. A partner can decide not to renew at the end of the term for a variety of reasons, including dissatisfaction with our service, a desire to switch to one of our outsourcing competitors, or a decision to provide email service themselves. Partners can also choose not to renew our contract because they have entered into a merger or other strategic relationship with another company that can provide email service. This last factor is becoming increasingly common in light of the consolidation taking place among Web sites, ISPs and other Internet-related businesses. For example, XOOM combined with Snap, which is jointly owned by CNET and NBC Multimedia, to create a new Internet services company named NBC Internet, Inc., or NBCi. XOOM offers a free email service at its xoom.com Web site. We cannot assure you that these partners will not seek to terminate their contractual relationships with us. A partner may also fail to renew our contract with it because we decide not to continue making payments to it without regard to the revenue that we generate from their site. The loss of a partner can be very disruptive for us for a number of reasons:

     We may lose a substantial number of members. When members register for our service at a partner's Web site, the default domain name members use for their email address is typically a domain name that is owned by the partner. As of September 30, 2000, we estimate that approximately 28% of our established emailboxes have email addresses at partner-owned domain names. Upon expiration, most partners can require us to relinquish existing members with addresses at partner-owned domain names. Even those members who have selected addresses using our domain names may find it more convenient to switch to whatever replacement email service may be available at the partner's site. The loss of members due to expiration or non-renewal of partner contracts may materially reduce our revenues. Moreover, as of September 30, 2000, we estimate that approximately 16% of our emailboxes established are at the email.com domain. If CNET and NBCi exercise their rights to terminate our agreement, which includes the right to terminate for convenience after May 13, 2001, we would be obligated to transfer the email.com domain name and related member information to them. If CNET and NBCi terminate for convenience, they would be obligated to pay us the greater of $5.0 million or 120% of the fair market value of the email.com user data based on the projected economic benefit of the users and either return to us the shares that we issued to them for the establishment of emailboxes or pay us the then fair market value of these shares. If CNET and NBCi terminate for other reasons, the amount of compensation they must pay to us varies depending on the reason for termination. NBC Multimedia may elect to exercise similar rights relating to email.com emailboxes established through their sites under our agreement with them.

     Losing relationships with prominent partners can impair our credibility with other partners and with advertisers. We believe that partnerships with Web sites and ISPs that have prominent brand names help give us credibility with other partners and with advertisers. The loss of our better-known Web site and ISP partners could damage our reputation and adversely affect the advertising, direct marketing, e-commerce and subscription rates we charge.

BECAUSE WE ARE DEPENDENT ON A SMALL NUMBER OF PARTNER SITES FOR A SUBSTANTIAL PERCENTAGE OF OUR ANTICIPATED NEW MEMBERS, A DISRUPTION IN OUR RELATIONSHIP WITH ANY OF THESE PARTNERS OR A DECREASE IN TRAFFIC AT ANY OF THESE SITES COULD REDUCE OUR SUBSCRIPTION REVENUES AND ADVERTISING RELATED REVENUES.

     Most of our partner sites, including most of those with well-known brand names, do not generate significant numbers of new emailboxes. The following four partners accounted for 38% of our new emailboxes established in September 2000:


                                                              PERCENTAGE
                                                                OF NEW              DATE THAT OUR
                                                              E-MAILBOXES           CONTRACT WITH
                                                                  IN                 THE PARTNER
PARTNER                                                     SEPTEMBER 2000             EXPIRES
--------                                                    --------------          ------------------
Juno.................................................           13%                     December 2001
NBCi.................................................            9%                     *
iWon.................................................            9%                     Expired
EarthLink............................................            7%                     April 2001

     * NBCi may terminate its contracts for convenience after May 13, 2001.

     If any of the Web sites operated by these parties were to experience lower than anticipated traffic, or if our relationships with any of these parties were disrupted for any reason, our revenues could decrease and the growth of our business would be impeded. Lower than anticipated traffic could result in decreased advertising related revenues because those revenues are in part dependent on the number of members and the level of member usage. Our contract with iWon will not renew upon expiration.

OUR RAPID EXPANSION IS STRAINING OUR EXISTING RESOURCES, AND IF WE ARE NOT ABLE TO MANAGE OUR GROWTH EFFECTIVELY, OUR BUSINESS AND OPERATING RESULTS WILL SUFFER.

     We have aggressively expanded our operations in anticipation of an increasing number of strategic alliances and a corresponding increase in the number of members as well as development of our business customer base. We have entered into agreements with additional partners and have upgraded our email services. We have also developed the technology and infrastructure to offer a range of services in the business Internet messaging and collaboration services market. This expansion has placed, and we expect it to continue to place, a significant strain on our managerial, operational and financial resources. If we cannot manage our growth effectively, our business and operating results will suffer.

IT IS DIFFICULT TO RETAIN KEY PERSONNEL AND ATTRACT ADDITIONAL QUALIFIED EMPLOYEES IN OUR BUSINESS AND THE LOSS OF KEY PERSONNEL AND THE BURDEN OF ATTRACTING ADDITIONAL QUALIFIED EMPLOYEES MAY IMPEDE THE OPERATION AND GROWTH OF OUR BUSINESS AND CAUSE OUR REVENUES TO DECLINE.

     Our future success depends to a significant extent on the continued service of our key technical, sales and senior management personnel, but they have no contractual obligation to remain with us. In particular, our success depends on the continued service of Gerald Gorman, our Chairman, Thomas Murawski, our Chief Executive Officer, Brad Schrader, our President, Debra McClister, our Executive Vice President and Chief Financial Officer, and Sam Kline, our Chief Operating Officer. The loss of the services of Messrs. Gorman, Murawski, Schrader or Kline or of Ms. McClister, or several other key employees, would impede the operation and growth of our business. The success of our non-core businesses depends on the continued services of Gary Millin, Chief Executive Officer of World.com, and Courtney Nichols, President of Mail.com Personal Communications Services.

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

OUR COMPUTER SYSTEMS MAY FAIL AND INTERRUPT OUR SERVICE.

     Our members and customers have in the past experienced interruptions in our services. We believe that these interruptions will continue to occur from time to time. These interruptions are due to hardware failures, unsolicited bulk emails that overload our system and other computer system failures. In particular, we have experienced outages and delays in email delivery and access to our email service related to disk failures, the implementation of changes to our computer system, insufficient storage capacity and other problems. These failures have resulted and may continue to result in significant disruptions to our service. Although we plan to install backup computers and implement procedures to reduce the impact of future malfunctions in these systems, the presence of these and other single points of failure in our network increases the risk of service interruptions. Some aspects of our computer systems are not redundant. These include our member database system and our email storage system, which stores emails and other data for our members. In addition, substantially all of our computer and communications systems relating to our email services are currently located in our primary data centers in Manhattan, Edison, New Jersey and Dayton, Ohio. We currently do not have alternate sites from which we could conduct operations in the event of a disaster. Our computer and communications hardware is vulnerable to damage or interruption from fire, flood, earthquake, power loss, telecommunications failure and similar events. Our services would be suspended for a significant period of time if any of our primary data centers was severely damaged or destroyed. We might also lose stored emails and other member or customer files, causing significant member dissatisfaction and possibly giving rise to claims for monetary damages.

OUR SERVICES WILL BECOME LESS DESIRABLE OR OBSOLETE IF WE ARE UNABLE TO KEEP UP WITH THE RAPID CHANGES CHARACTERISTIC OF OUR BUSINESS.

     Our success will depend on our ability to enhance our existing services and to introduce new services in order to adapt to rapidly changing technologies, industry standards and customer demands. To compete successfully, we will have to accurately anticipate changes in business and consumer demand and add new features to our services very rapidly. We also have to regularly upgrade our software to ensure that it remains compatible with the wide and changing variety of Web browsers and other software used by our members and business customers. For example, our system currently cannot properly receive files sent using some third party email programs. We may not be able to integrate the necessary technology into our computer systems on a timely basis or without degrading the performance of our existing services. We cannot be sure that, once integrated, new technology will function as expected. Delays in introducing effective new services could cause existing and potential members to forego use of our services and to use instead those of our competitors.

OUR BUSINESS WILL SUFFER IF WE ARE UNABLE TO PROVIDE ADEQUATE SECURITY FOR OUR SERVICE, OR IF OUR SERVICE IS IMPAIRED BY SECURITY MEASURES IMPOSED BY THIRD PARTIES.

     Security is a critical issue for any online service, and presents a number of challenges for us.

     If we are unable to maintain the security of our service, our reputation and our ability to attract and retain business customers and members may suffer, and we may be exposed to liability. Third parties may attempt to breach our security or that of our business customers whose networks we may maintain or for whom we provide services to or that of our members. If they are successful, they could obtain information that is sensitive or confidential to a business customer or otherwise disrupt a business customer's operations or obtain our members' confidential information, including our members' profiles, passwords, financial account information, credit card numbers, stored email or other personal information. Our business customers or members may assert claims for money damages for any breach in our security and any breach could harm our reputation.

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

     Security measures taken by others may interfere with the efficient operation of our service, which may harm our reputation, adversely impact our ability to attract and retain members and impede the delivery of advertisements from which we currently generate revenues. "Firewalls" and similar network security software employed by many ISPs, employers and schools can interfere with the operation of our Webmail service, including denying our members access to their email accounts. Similarly, in their efforts to filter out unsolicited bulk emails, Web sites, ISPs and other organizations may block email from all or some of our members.


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

GERALD GORMAN CONTROLS MAIL.COM AND WILL BE ABLE TO PREVENT A CHANGE OF CONTROL.

     Gerald Gorman, our Chairman, beneficially owned as of September 30, 2000 Class A and Class B common stock representing approximately 67.06% of the voting power of our outstanding common stock. Each share of Class B common stock entitles the holder to 10 votes on any matter submitted to the stockholders. As a result of his share ownership, Mr. Gorman will be able to determine the outcome of all matters requiring stockholder approval, including the election of directors, amendment of our charter and approval of significant corporate transactions. Mr. Gorman will be in a position to prevent a change in control of Mail.com even if the other stockholders were in favor of the transaction.

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

OUR GOAL OF BUILDING BRAND IDENTITY IS LIKELY TO BE DIFFICULT AND EXPENSIVE.

     We believe that a quality brand identity will be essential if we are to develop our business services market and increase membership traffic on our sites and revenues. We do not have experience with some of the types of marketing that we are currently using. If our marketing efforts cost more than anticipated or if we cannot increase our brand awareness, our losses will increase and our ability to succeed will be seriously impeded.


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

     We intend to continue to expand into international markets and to expend significant financial and managerial resources to do so. We have limited experience in international operations and may not be able to compete effectively in international markets. If our revenues from international operations do not exceed the expense of establishing and maintaining these operations, our losses will increase and our operating results will suffer. We face significant risks inherent in conducting business internationally, such as:

      - uncertain demand in foreign markets for email outsourcing, Webmail advertising, direct marketing and e-commerce;

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

     The legal structure and scope of operations of our subsidiaries in some foreign countries may be subject to restrictions which could result in severe limits to our ability to conduct business in these countries and this could have a material adverse effect on our financial position, results of operations and cash flows. We have formed WORLD.com, Inc. for the purpose of developing our portfolio of domain names, including Asia.com and India.com. In connection with the formation of Asia.com, Inc., we acquired eLong.com, Inc. which operates through its wholly-owned subsidiary the Web site www.elong.com in the Peoples Republic of China or the PRC. We have also announced that we intend to expand our Internet messaging business in international markets. To the extent that we develop and operate web sites or offer Internet messaging services in foreign countries, we will be subject to the laws and regulations of these countries. The laws and regulations relating to the Internet in many countries are evolving and in many cases are unclear as to their application. For example, in India, the PRC and other countries we may be subject to licensing requirements with respect to the Internet activities in which we propose to engage and we may also be subject to foreign ownership limitations or other approval requirements that preclude our ownership interests or limit our ownership interests to up to 49% of the entities through which we propose to conduct any regulated activities. If these limitations apply to our activities, including our activities conducted through our subsidiaries, our opportunities to generate revenue will be reduced, our ability to compete successfully in these markets will be adversely affected, our ability to raise capital in the private and public markets may be adversely affected and the value of our investments and acquisitions in these markets may decline. Moreover, to the extent we are limited in our ability to engage in certain activities or are required to contract for these services from a licensed or authorized third party, our costs of providing our services will increase and our ability to generate profits may be adversely affected.


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

A SUBSTANTIAL AMOUNT OF OUR COMMON STOCK MAY COME ONTO THE MARKET IN THE FUTURE, WHICH COULD DEPRESS OUR STOCK PRICE.

     Sales of a substantial number of shares of our common stock in the public market could cause the market price of our Class A common stock to decline. As of September 30, 2000, we had an aggregate of 61,616,196 shares of Class A and Class B common stock and options to purchase 14,512,529 and warrants to purchase 1,231,233 shares of Class A common stock outstanding. As of such date, approximately 52,657,495 shares of Class A common stock and Class B common stock were freely tradable, in some cases subject to the volume and manner of sale limitations contained in Rule 144. As of such date, approximately 8,958,701 shares of Class A common stock will become available for sale at various later dates upon the expiration of one-year holding periods or upon the expiration of any other applicable restrictions on resale. We are likely to issue large amounts of additional Class A common stock, which may also be sold and which could adversely affect the price of our stock.

     As of September 30, 2000 the holders of up to 21,211,911 shares of Class A common stock, had the right, subject to various conditions, to require us to file registration statements covering their shares, or to include their shares in registration statements that we may file for ourselves or for other stockholders, including the shelf registration statement we are required to file with respect to our convertible notes. By exercising their registration rights and selling a large number of shares, these holders could cause the price of the Class A common stock to fall. An undetermined number of these shares have been sold publicly pursuant to Rule 144.

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

WE INTEND TO SELL OUR ADVERTISING NETWORK BUSINESS. UNTIL A SALE OR OTHER DISPOSITION IS COMPLETED, THE FOLLOWING RISKS WILL CONTINUE TO APPLY TO THESE
OPERATIONS:

WE HAVE ONLY LIMITED INFORMATION ABOUT OUR MEMBERS AND THEIR USAGE, WHICH MAY LIMIT OUR POTENTIAL REVENUES.

     Our ability to generate revenue from advertising related sales is directly related to our members' activity levels and the quality of our demographic data. To be successful in our advertising network business, we will have to increase members' usage of our service. We are subject to several constraints that will limit our ability to maximize the value of our member base:

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

     We have only a limited ability to generate advertising revenues from forwarding and POP3 accounts, which represent a significant percentage of our emailboxes. Members who choose our forwarding service or subscribe to our POP3 service do not need to come to our partners' or our Web sites to access their email. Therefore, we do not deliver Web-based advertisements to these members. Forwarding and POP3 accounts represented approximately 23% of our total emailboxes as of September 30,

2000, and 10% of the emailboxes that were established during September 2000. If a disproportionate percentage of members choose either of these options, it will adversely affect our ability to generate advertising related revenues.

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


EMAIL ADVERTISING MAY NOT PROVE TO BE VIABLE BUSINESSES.

     The email advertising industry is only beginning to develop. The success of our advertising network business will depend on the development of viable markets for email advertising. For a number of reasons, this development is somewhat speculative:

     The market for email advertising is only beginning to develop and the effectiveness of this form of advertising is unproven. Even if Webmail proves to be popular, we will still need large numbers of advertisers to purchase space on our Webmail service. We currently do not sell advertisements in connection with our business email services.

     Because we, and our competitors, have only recently begun to offer email advertising, our potential advertising customers have little or no experience with this medium. We do not yet have enough experience to demonstrate the effectiveness of this form of advertising. As a result, those customers willing to try email advertising are likely to allocate only a limited portion of their advertising budgets. If early customers do not find email advertising to be effective for promoting their products and services, the market for our products will be unlikely to develop. Prices for banner advertisements on the Internet have begun to fall, in part because of diminishing "click" or response rates. Advertisers are also requesting fewer "cost per thousand advertisements" pricing arrangements and more "cost per click" pricing, which could effectively lower advertising rates.

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

THERE ARE SIGNIFICANT OBSTACLES TO OUR ABILITY TO INCREASE ADVERTISING REVENUES.

     Our success in our advertising network business will largely depend on our ability to substantially increase our advertising related revenues, which we currently generate only in connection with our consumer services. Several factors will make it very difficult for us to achieve this objective:

     Our contracts with our advertisers typically have terms of only one or two months, and we may be unable to renew these contracts. For the nine months ended September 30, 2000 and 1999, revenues from our five largest advertisers accounted for an aggregate of 8% and 36%, respectively, of our revenues. Our future success will depend upon our ability to retain these advertisers, to generate significant revenues from new advertisers and to reduce our reliance on any single advertiser. The loss of one of our major advertisers or our inability to attract new advertisers would cause our revenues to decline.

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

WE FACE INTENSE COMPETITION IN OUR NON-CORE BUSINESSES.

     The email advertising business is, and we believe will continue to be, intensely competitive. Some of our competitors include large and established companies with more resources than us. We compete for advertisers with DoubleClick, 24/7 Media and other Internet advertising networks. We also compete for advertisers with other Internet publishers as well as traditional media such as television, radio, print and outdoor advertising. In addition, some competitors who have other sources of revenue do not, or in the future may not, place advertising on their Webmail pages. Consumers may prefer a service that does not include advertisements. Also, some of our competitors may offer advertisement-free email on a subscription basis or for free, which could adversely affect our ability to attract and retain members unless we do the same. We may not be able to compete successfully against our current or future competitors in the email advertising business.

     Also, our domain properties developed by WORLD.com compete with the major business and consumer portals and other providers of Internet services in the markets in which they operate.

WE INTEND TO SELL OUR ASIA.COM, INC. AND INDIA.COM, INC. SUBSIDIARIES AND OUR PORTFOLIO OF DOMAIN NAMES. UNTIL A SALE OR OTHER DISPOSITION IS COMPLETED, THE FOLLOWING SPECIAL RISKS WILL CONTINUE TO APPLY TO THESE OPERATIONS:

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

     Our growth is limited by the cost to Chinese and Indian consumers of obtaining the hardware, software and communications links necessary to connect to the Internet in China and India. If the overall costs required to access the Internet do not significantly decrease, most of China's and India's population will not be able to afford to use our services. The failure of a significant number of additional Chinese and Indian consumers to obtain affordable access to the Internet would make it very difficult to execute our business plan.

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

WE ARE RELYING ON ELECTRONIC COMMERCE AS A SIGNIFICANT PART OF WORLD.COM'S FUTURE REVENUE, BUT THE INTERNET HAS NOT YET BEEN PROVEN AS AN EFFECTIVE COMMERCE MEDIUM IN CHINA AND INDIA.

     WORLD.com's revenue growth depends in part on the increasing acceptance and use of electronic commerce in China and India. The Internet may not become a viable commercial marketplace in Asia for various reasons, many of which are beyond our control, including:

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


UNDERDEVELOPED TELECOMMUNICATIONS INFRASTRUCTURE AND UNCLEAR TELECOMMUNICATIONS REGULATIONS HAVE LIMITED AND MAY CONTINUE TO LIMIT THE GROWTH OF THE INTERNET MARKET IN CHINA AND INDIA.

     The telecommunications infrastructure in China and India is not well developed. The underdeveloped Internet infrastructure in China and India has limited the growth of Internet usage there. If the necessary Internet infrastructure is not developed, or is not developed on a timely basis, future growth of the Internet in China and India will be limited and our business could be harmed.

     On September 25, 2000, the Chinese government promulgated PRC Telecommunication Regulations ("Telecom Regulations"). The Telecom Regulations define two types of telecommunication business, basic telecommunication business and value-added telecommunication business. The Telecom Regulations also provide that the State Council will promulgate separate rules to regulate foreign entities' investment and operation of telecommunication business in China. We cannot predict the effect of the new laws and regulations to be promulgated by the State Council in this regard.

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

     On September 25, 2000, the Chinese government promulgated Administrative Measures on Internet Information Services ("Administrative Measures"). The Administrative Measures require commercial Internet information service providers to apply for an Internet information service value-added telecommunication business license from the telecommunication administration authority to be able to engage in Internet information service businesses and activities in China. The Administrative Measures also provide that any initial public offering and listing project or any equity or contractual joint venture project with foreign investors by a commercial Internet information service provider requires a prior consent from the central information industry authority. It remains uncertain what percentage will be allowed for foreign investment in the Internet information service business under existing laws and regulations. We operate our business in China through our subsidiaries, and are currently in the process of applying for an Internet information service value-added telecommunication business license. We cannot predict whether this application will be successful.

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

     The Indian government is attempting to liberalize this sector and has enacted or is currently considering enacting new legislation in that regard. For example, Press Note No. 7 (2000 series) dated July 14, 2000, permits 100% foreign investment in business-to-business e-commerce companies, subject to the condition that "such investing companies" divest 26% of their equity in favor of the Indian public in five years, if "these companies" are listed in other parts of the world. It remains unclear as to whether the referenced listing is of the Indian subsidiary or of the investor company. For retail e-commerce companies, 51% foreign equity investment is permitted. Press Note No. 8 (2000 series) dated August 29, 2000, removes the earlier restriction on automatic approvals in cases where a foreign investor had a previous or existing joint venture or technology transfer/trade mark agreements in the same or allied field in India for all proposals relating to information technology.

     In the telecom sector, the present cap on foreign equity is 49% and a license is required to provide such services. However, the license required for ISPs has been waived until October 31, 2003. Also, in Press Note No. 9 (2000 series) dated September 8, 2000 the Indian government recently permitted 100% foreign direct investment in relation to certain activities including:

      - ISPs not providing gateways (applicable both for satellite and submarine cables);

      -     Infrastructure providers providing dark fiber (IP category 1);

      -     Electronic mail; and

      -     Voice mail.

     However, the above activities are still subject to the 26% divestment rule, certain security restrictions and other regulations.

     The government has also recently passed the Information Technology Act, 2000 which focuses on recognizing and regulating electronic transactions and records, affecting:

      -     authentication of digital records;

      -     legal recognition of electronic records and digital signatures;

      -     attribution, acknowledgment and dispatch of electronic records;

      -     secure electronic records and digital signatures; and

      -     regulation of certifying authorities.

     More legislation that is presently being discussed is a draft Information Communication and Entertainment Bill, 2000 ("ICE Bill") that would govern the rapid convergence of broadcasting, telecommunications and information technologies. The ICE Bill contemplates the establishment of a Communication Commission to license and regulate the provision of network facilities, network services, application services or content application services and ownership of wireless apparatus.

It is unclear how the ICE Bill, if enacted, or any of the legislation previously discussed, will affect India.com's business and operations. Further, political instability could halt or delay the liberalization of the Indian economy and adversely affect business and economic conditions in India generally and our business in particular. Although during the past decade, the government of India has pursued policies of economic liberalization, including significantly relaxing restrictions on the private sector and further reforms are still expected under the current policy to promote the information technology and software industries, political uncertainty still exists and a significant change in India's economic liberalization and deregulation policies could adversely affect business and economic conditions in India generally and our India.com business in particular.

PART II OTHER INFORMATION

ITEM 2: Changes in Securities and Use of Proceeds

RECENT SALES OF UNREGISTERED SECURITIES

         During the three months ended September 30, 2000, Mail.com issued Class A common stock to third parties in connection with business transactions or granted options to employees in reliance upon the exemption from registration pursuant to Section 4 (2) of the Securities Act of 1933 or Regulation S promulgated thereunder or otherwise not subject to registration in various transactions as follows:

         During the three months ended September 30, 2000, we issued 20,892 shares of Class A common stock to employees at a weighted average price of $6.90 per share representing the Company's matching contribution to its 401(k) plan.

         On July 1, 2000 we issued 15,302 shares of Class A common stock to an employee of an acquired company as part of a retainer agreement.

         On July 11, 2000, and September 8, 2000 we issued 92,593 shares and 444,444 shares, respectively, of Class A common stock to the shareholders of Bantu as part of a cost investment in that company.

         On July 25, 2000 we issued 102,215 shares and 364,431 shares of Class A common stock in connection with certain cost investments made.

         On July 26, we issued 13,750 shares of Class A common stock in connection with the purchase of an asset.

         On July 31, 2000, we issued 16,888 shares of Class A common stock as partial payment for software licenses.

         On August 1, 2000, we issued 20,917 shares of Class A common stock to a former employee for software.

         On August 17, 2000, we issued 278,638 shares of Class A common stock as partial payment for software licenses.

         During the three months ended September 30, 2000, we issued 710,195 shares of Class A common stock as part of the purchase price for certain acquisitions.

ITEM 6 Exhibits and Reports on Form 8-K

         The following exhibits are filed as part of this report:

         (4) Instruments defining the rights of security holders, including indentures

                  (v) The Corporation hereby agrees to furnish to the Commission, upon request, a copy of any instruments defining the rights of security holders issued by Mail.com, Inc. or its subsidiaries.


         (27) Financial Data Schedule

Reports on Form 8-K - Mail.com, Inc. filed one report on Form 8-K during the three months ended September 30, 2000.

         - The report dated September 22, 2000 reported that an indirect wholly-owned subsidiary of Mail.com, Inc. completed a private placement of an aggregate of $14.2 million of its Series A convertible preferred stock to private investors.

         - The report dated October 27, 2000 reported that the Company retained SG Cowen to sell its advertising network business and that it will focus exclusively on its outsourced messaging business; that the Company had appointed Thomas Murawski as Chief Executive Officer and Brad Schrader as President of Mail.com, Inc.; and that, as a result of its decision to focus on its outsourced messaging business and its drive to profitability, it is streamlining the organization, taking advantage of lower cost areas and further integrating its technology and operational infrastructures, which will result in restructuring and rationalization charges of $8-10 million.

         - The report dated November 3, 2000 reported that the Company would seek to sell all of its non-core assets, including its Asia.com, Inc. and India.com, Inc. subsidiaries and its portfolio of domain names.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereto duly authorized.

                                            Mail.Com, Inc.


                                            /s/ DEBRA MCCLISTER
                                            ----------------------------------
                                            Executive Vice President and
                                            Chief Financial Officer

November 14, 2000