Form 10-K/A
period 1999-12-31
MAIL COM INC
filed 2001-02-16
CIK 1081661

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                   Amendment 1

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements Incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K /X/

State the aggregate market value of the voting stock held by non-affiliates of the registrant as of February 29, 2000: Class A common stock $606,693,375

Indicate the number of shares of each of the registrants' classes of common stock as of February 29, 2000: Class A Common Stock, $0.01 par value, 42,087,545 shares: Class B Common Stock $0.01 par value 10,000,000 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2000 Annual Meeting of Shareholders are incorporated by reference into Part III

Form 10-K Index

Item No.                                                                    Page

Part I

  1.  Business ............................................................    4
  2.  Properties...........................................................   42
  3.  Legal Proceedings....................................................   43
  4.  Submission of Matters to a Vote of Security Holders..................    *

Part II

  5.  Market for Registrant's Common Equity and Related Stockholder Matters   44
  6.  Consolidated Selected Financial Data.................................   46
  7.  Management's Discussion and Analysis of Financial
      Condition and Results of Operations..................................   47
  7a. Quantitative and Qualitative Disclosures About Market Risk...........   57
  8.  Consolidated Financial Statements and Supplementary Data.............   58
  9.  Changes in and Disagreements with Accountants on Accounting and
      Financial Disclosure.................................................    *

Part III

The information required by Items 10 through 13 in this part is omitted Pursuant to Instruction G of form 10-K since the Corporation intends to File with the Commission a definitive Proxy Statement, pursuant to Regulation 14A, not later than 120 days after December 31, 1999.

Signatures.................................................................   95

Part IV

 14.  Exhibits, Financial Statement Schedules and
      Reports on Form 8-K..................................................   96
      (a) (1)  Consolidated Financial Statements-See Item 8.
          (2)  Financial Statement Schedules
               All schedules normally required by Form 10-K are omitted since they are either not applicable or the required information is shown in the consolidated financial statements or the notes thereto. (3) Exhibits (b) Reports on Form 8-K-The
               Corporation filed one report on Form 8-K during the quarter ended December 31, 1999. - The report dated December 11,1999 and filed December 16, 1999 announced that Mail.com, Inc, Mast Acquisition
               Corp,("Mast") a newly formed subsidiary of Mail.com, Inc and NetMoves Corporation have entered into an Agreement and Plan of Merger dated as of December 11, 1999. The Merger Agreement provides for Mast to merge with and into NetMoves, with NetMoves becoming a wholly-owned subsidiary of Mail.com, Inc.

* Not applicable.

Mail.com, Inc. hereby amends its Annual Report on Form 10-K for the year ended December 31, 1999 to include additional disclosure made in Part II Item 7 pertaining to certain acquisitions and Part III Item 14, relating principally to
Note 2 Acquisitions, Note 7 Partner Agreements, Note 9 Capital Stock and Note 13 Stock Options. None of the changes made herein have resulted in any change in revenues, net loss, net loss per share, total assets, total liabilities or total stockholders' equity.

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

Web-based conference calls                Set up and manage conference calls
(pay service)                             using our Web interface.

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

         Below is a sample of our domain names by category.

         Mail                      Places                        Profession                         Affinity
         ----                      ------                        ----------                         --------

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

Sports
CBS SportsLine                              www.sportsline.com                          Sports content
Denver Broncos                              ww.denverbroncos.com                        Team site
FANSonly.com                                www.fansonlymail.com                        College sports content
MaxCSN                                      www.maxcsn.com                              Sports portal
NHL                                         www.nhl.com                                 Professional hockey

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

                                                                    Year Ended December 31,
                                                                    -----------------------
                                              1999                           1998                           1997
                                              ----                           ----                           ----

Advertising related..............    $    9,671            76%    $      1,117            75%    $      --           --%
Business messaging...............         1,765            14%              --             --           --           --%
Subscription services............           601             5%             285            19%           61           35%
Other............................           672             5%              93             6%          112           65%
                                     ----------    -----------    ------------     ----------    ---------     ---------
Total revenues...................    $   12,709           100%    $      1,495           100%    $     173          100%
                                     ==========    ===========    ============     ==========    =========     =========

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

         Most of our partner sites, including most of those with well-known brand names, do not generate significant numbers of new emailboxes. The following four partners accounted for 44% of our new emailboxes established in February 2000:

                                             Percentage
                                               of New             Date that Our
                                             Emailboxes           Contract with
                                                 in                the Partner
Partner                                     February 1999            Expires
-------                                     -------------            -------

Juno ...............................             13.8%             December 2001
IWon ...............................               11%               June 2000
Earthlink ..........................               10%             April 2000 *
Snap ...............................              9.2%                  **

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

                                     Part II

Item 5 Market for the Registrant's common Equity and Related Stockholder Matters

Stockholder Data

                                                          1999
                                                          ----
                                      Fourth       Third       Second       First
                                      Quarter     Quarter      Quarter    Quarter(1)
                                      -------     -------      -------    ---------
Market Price
High ..........................       $29.00       $26.75       $21.38       N/A
Low ...........................        13.00        10.75         8.25       N/A
End of Quarter ................        18.75        14.38        18.81       N/A

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

Five Year Summary of Selected Financial Data (1) (in thousands, except per share and employee data)

                                                             1999             1998             1997            1996
                                                             ----             ----             ----            ----

Consolidated Statement of Operations Data for the Year Ended December 31,

Revenues.........................................        $     12,709    $      1,495    $         173    $          19
Total operating expenses.........................              66,352          14,626            3,170              568
Loss from operations.............................             (53,643)        (13,131)          (2,997)            (549)
Net loss.........................................             (47,015)        (12,525)          (2,996)            (544)
Cumulative dividends on settlement
   of contingent obligations to
   preferred stockholders........................             (14,556)             --               --               --
Net loss attributable to common stockholders.....             (61,571)        (12,525)          (2,996)            (544)
Basic and diluted net loss per common share......               (1.96)          (0.86)           (0.21)           (0.04)
Weighted average basic and diluted
   shares outstanding............................              31,374          14,608           14,098           13,725
Consolidated Balance Sheet Data at December 31,
Cash and cash equivalents........................              36,870           8,414              910              128
Marketable securities............................               7,006              --               --               --
Total current assets.............................              50,137           9,970              947              187
Property and equipment, net......................              28,935           4,341              928              239
Domain names, net................................               7,934           1,010              651              233
Total assets.....................................             137,267          20,344            2,646              666
Total current liabilities........................              28,336           4,894            1,137              149
Long-term capital lease obligations..............              12,016           1,437              569              146
Long term portion of domain purchase obligations.                 176             217              150               --
Deferred revenue.................................               1,335           1,905              329               --
Redeemable convertible preferred stock...........                  --          13,048               --               --
Convertible preferred stock......................                  --              62               42                7
Total stockholders' equity (deficit).............              96,014            (333)             567              370
Number of Employees at December 31,..............                 276              89               29                9

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

On November 24, 1999, the Company acquired iFan, Inc. ("iFan"),which owns various domain names. The acquisition has been accounted for as a purchase business combination. We issued 72,704 shares of our Class A common stock valued at approximately $1.6 million. The value was determined by using the average of the Company's Class A common stock around the closing date, which occurred simultaneously with the announcement date. In addition, all outstanding iFan, stock options were converted into 16,965 non-qualified stock options of Mail.com at a weighted-average exercise price of $11.41 per share. The value ascribed to the options using the Black Scholes pricing model ($370,000) was part of the $2.1 million purchase price. The excess of the purchase price over the ascribed fair value of the domain assets acquired of iFan has been allocated to other intangible assets (non-compete agreements). Such amount will be ratably amortized over a period of three years, the expected period of benefit.

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

Net cash used in operating activities was $28.4 million for the year ended December 31, 1999, $4.8 million for 1998 and $1.8 million for 1997. Cash used in operating activities was impacted by the net loss from operations, and purchases of marketable securities, and gain on sale of investments, offset in part by increases in accounts payable and accrued expenses, non-cash charges related to partner agreements, non-cash compensation, depreciation of fixed assets and amortization of goodwill and other intangible assets. In 1998, cash used in operating activities was impacted by the net loss from operations, offset in part by non cash compensation related to partner agreements, and changes in operating assets and liabilities.

Net cash used in investing activities was $13.5 million for the year ended December 31, 1999, $3.9 million for 1998 and $489,000 for 1997. Net cash used in investing activities consisted primarily of purchases of computer equipment as we expand our technology infrastructure, cash paid for the acquisitions of Allegro, TCOM and iFan, purchases of domain assets, and purchases of restricted investment, offset in part by the proceeds from the sale of investment and proceeds received from the sale/leaseback of computer equipment. We expect that net cash used in investing activities will increase as we acquire significant new hardware and software in the future. In 1998, net cash used in investing activities was impacted by purchases of property and equipment and purchases of domain assets, offset in part by proceeds from sale and leaseback of computer equipment.

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

Item 8 Financial Statements and Supplementary Data

                                 Mail.com, Inc.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                Page
                                                                                                                ----

Independent Auditors' Report.................................................................................        59
Consolidated Balance Sheets as of December 31, 1999 and 1998.................................................        60
Consolidated Statements of Operations for the years ended
   December 31, 1999, 1998 and 1997..........................................................................        62
Consolidated Statements of Stockholders' Equity (Deficit) for
   the years ended December 31, 1999, 1998 and 1997..........................................................        63
Consolidated Statements of Cash Flows for the years ended
   December 31, 1999, 1998 and 1997..........................................................................        67
Notes to Consolidated Financial Statements...................................................................        69

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

                                                     /s/ KPMG LLP

New York, New York
February 10, 2000

                                 Mail.com, Inc.

                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and par share data)

                                                                                                       December 31,
                                                                                                       ------------
                                                                                                   1999             1998
                                                                                                   ----             ----
ASSETS
Current assets:
   Cash and cash equivalents....................................................................  $    36,870    $    8,414
   Marketable securities .......................................................................        7,006            --
   Accounts receivable, net of allowance for doubtful accounts
      $197 and $92 as of December 31, 1999 and 1998, respectively...............................        4,138           702
   Prepaid expenses and other current assets....................................................        1,940           223
   Receivable from sale leaseback...............................................................          183           631
                                                                                                  -----------    ----------
      Total current assets......................................................................       50,137         9,970
                                                                                                  -----------    ----------
Property and equipment, net.....................................................................       28,935         4,341
Domain assets, net..............................................................................        7,934         1,010
Partner advances, net...........................................................................       16,809         4,715
Investments.....................................................................................        2,962           250
Goodwill and other intangible assets, net.......................................................       28,964            --
Restricted investments..........................................................................        1,000            --
Other ..........................................................................................          526            58
                                                                                                  -----------    ----------
      Total assets..............................................................................  $   137,267    $   20,344
                                                                                                  ===========    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable.............................................................................  $     7,546    $    1,753
   Accrued expenses.............................................................................       11,735         1,669
   Current portion of capital lease obligations.................................................        5,483           479
   Current portion of domain asset purchase obligations.........................................          400           169
   Deferred revenue.............................................................................          610           824
   Other current liabilities....................................................................        2,562            --
                                                                                                  -----------    ----------
      Total current liabilities.................................................................       28,336         4,894
                                                                                                  -----------    ----------
Capital lease obligations, less current portion.................................................       12,016         1,437
Domain asset purchase obligation, less current portion..........................................          176           217
Deferred revenue................................................................................          725         1,081
Redeemable convertible preferred stock, $0.01 par value; Class C--12,000,000 shares authorized; 0 and 3,776,558 shares issued and outstanding at December
   31, 1999 and 1998, respectively, with an aggregate liquidation
   preference of $0 and $13,048 as of December 31, 1999 and 1998, respectively .................           --        13,048
Stockholders' equity (deficit):
Convertible preferred stock, $0.01 par value; 60,000,000 shares authorized:
   Class A--12,000,000 shares authorized; 0 and 6,185,000 shares issued and outstanding at December 31, 1999 and 1998, respectively, with an aggregate liquidation preference of $0,and $7,648 at December 31, 1999
   and 1998, respectively.......................................................................           --            62
Common stock, $0.01 par value; 130,000,000 shares authorized:
   Class A--120,000,000 shares authorized; 35,218,461 and 5,931,405 shares
      issued and outstanding at December 31,1999 and 1998, respectively.........................          352            59
   Class B--10,000,000 shares authorized, issued and outstanding at December
      31, 1999 and 1998; with an aggregate liquidation preference of $1,000.....................          100           100
Additional paid-in capital......................................................................      174,315        16,537
Subscriptions receivable........................................................................           --            (1)
Deferred compensation...........................................................................       (1,117)       (1,025)
Accumulated deficit.............................................................................      (77,636)      (16,065)
                                                                                                  -----------    ----------
      Total stockholders' equity (deficit)......................................................       96,014          (333)
                                                                                                  -----------    ----------
Commitments and contingencies
      Total liabilities and stockholders' equity (deficit)......................................  $   137,267    $   20,344
                                                                                                  ===========    ==========

           See accompanying notes to consolidated financial statements

                                 Mail.com, Inc.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)

                                                                                       Year Ended December 31,
                                                                                       -----------------------
                                                                              1999              1998             1997
                                                                              ----              ----             ----

Revenues..............................................................   $        12,709   $         1,495   $          173
Operating expenses:
   Cost of revenues...................................................            13,778             2,891            1,082
   Sales and marketing................................................            29,542             6,680              930
   General and administrative.........................................            12,136             3,482              862
   Product development................................................             7,017             1,573              296
   Amortization of goodwill and other intangible assets...............             2,979                --               --
   Write-off of acquired in-process technology........................               900                --               --
                                                                         ---------------   ---------------   --------------
      Total operating expenses........................................            66,352            14,626            3,170
                                                                         ---------------   ---------------   --------------
   Loss from operations...............................................           (53,643)          (13,131)          (2,997)
                                                                         ---------------   ---------------   --------------
Other income (expense):
   Gain on sale of investments, net...................................             5,494               438               --
   Interest income....................................................             1,885               277               36
   Interest expense...................................................              (751)             (109)             (35)
                                                                         ---------------   ---------------   --------------
      Total other income, net.........................................             6,628               606                1
                                                                         ---------------   ---------------   --------------
Net loss..............................................................           (47,015)          (12,525)          (2,996)
Cumulative dividends on settlement of contingent
   obligations to preferred stockholders..............................           (14,556)               --               --
                                                                         ---------------   ---------------   --------------
Net loss attributable to common stockholders..........................   $       (61,571)  $       (12,525)  $       (2,996)
                                                                         ===============   ===============   ==============
Basic and diluted net loss per common share...........................   $         (1.96)  $         (0.86)  $        (0.21)
                                                                         ===============   ===============   ==============
Weighted-average basic and diluted shares outstanding.................        31,373,645        14,607,915       14,097,500
                                                                         ===============   ===============   ==============

           See accompanying notes to consolidated financial statements

                                 Mail.com, Inc.
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                 (In thousands, except share and per share data)

                                            Class A Preferred        Class A Common            Class B Common
                                                  Stock                   Stock                     Stock        Additional
                                                  -----                   -----                     -----          Paid-In
                                        Shares        Amount       Shares      Amount      Shares         Amount   Capital
                                        ------        ------       ------      ------      ------         ------   -------

Balance at December 31, 1996.......       725,000      $   7      4,097,500     $ 41        10,000,000    $ 100    $  1,229
Payment of founder's Class B
   common stocks subscription
   receivable......................            --         --             --       --                --       --          --
Issuance of Class A preferred
   stock in exchange for asset.....       100,000          1             --       --                --       --          99
Issuance of Class A preferred
   stock, net of $55 issuance
   costs...........................     3,290,000         33             --       --                --       --       3,203
Issuance of Class A preferred
   stock in exchange for services..        70,000          1             --       --                --       --          69
Issuance of options and warrants
   in connection with partner and
   consultant agreements...........            --         --             --       --                --       --          52
Net loss...........................            --         --             --       --                --       --          --
                                      -----------      -----     ----------     ----     -------------    -----    --------
Balance at December 31, 1997.......     4,185,000         42      4,097,500       41        10,000,000      100       4,652
Issuance of Class A common
   stock to vendor.................            --         --          2,745       --                --       --           5
Issuance of Class A common
   stock in connection with
   partner agreements..............            --         --      1,831,160       18                --       --       7,213
Proceeds from stock
   subscriptions receivable........            --         --             --       --                --       --          --

                                                                                                                   Total
                                                                                Subscrip-   Deferred  Accumul-  Stockholders'
                                                                                  tions      Compen-    ated       Equity
                                                                               Receivable    sation    Deficit    (Deficit)
                                                                               ----------    ------    -------    ---------

Balance at December 31, 1996................................................... $   (463)   $     --    $  (544)   $    370
Payment of founder's Class B common stock subscription
   receivable..................................................................      450          --         --         450
Issuance of Class A preferred stock in exchange for asset......................       --          --         --         100
Issuance of Class A preferred stock, net of $55 issuance costs.................     (715)         --         --       2,521
Issuance of Class A preferred stock in exchange for services...................       --          --         --          70
Issuance of options and warrants in connection
   with partner and consultant agreements......................................       --          --         --          52
Net loss.......................................................................       --          --     (2,996)     (2,996)
                                                                                --------    --------    -------    --------
Balance at December 31, 1997...................................................     (728)         --     (3,540)        567
Issuance of Class A common stock to vendor.....................................       --          --         --           5
Issuance of Class A common stock in connection with partner agreements.........       --          --         --       7,231
Proceeds from stock subscriptions receivable...................................      727          --         --         727

Issuance of Class A preferred
   stock as a result of
   options exercised, net of
   $227 issuance costs.............     2,000,000         20             --       --                --       --       3,753
Issuance of warrants for
   Class A common stock............            --         --             --       --                --       --         130
Issuance of warrants in
   connection with Class C
   redeemable convertible
   preferred stock.................            --         --             --       --                --       --         170
Offering costs in connection
   with Class C redeemable
   convertible preferred
   stock...........................            --         --             --       --                --       --        (853)
Issuance of stock options to
   officer.........................            --         --             --       --                --       --       1,096
Amortization of deferred
   compensation....................            --         --             --       --                --       --          --
Issuance of stock options to
   partner.........................            --         --             --       --                --       --         371
Net loss...........................            --         --             --       --                --       --          --
                                      -----------      -----     ----------     ----     -------------    -----    --------
Balance at December 31, 1998.......     6,185,000         62      5,931,405       59        10,000,000      100      16,537



Issuance of Class A preferred stock as a result of
   options exercised, net of $227 issuance costs ..................           --            --             --         3,773
Issuance of warrants for Class A common stock......................           --            --             --           130
Issuance of warrants in connection with Class C
   redeemable convertible preferred stock..........................           --            --             --           170
Offering costs in connection with Class C redeemable
   convertible preferred stock.....................................           --            --             --          (853)
Issuance of stock options to officer...............................           --        (1,096)            --            --
Amortization of deferred compensation..............................           --            71             --            71
Issuance of stock options to partner...............................           --            --             --           371
Net loss...........................................................           --            --        (12,525)      (12,525)
                                                                      ----------    ----------    -----------    ----------
Balance at December 31, 1998.......................................           (1)       (1,025)       (16,065)         (333)

           See accompanying notes to consolidated financial statements

                                 Mail.com, Inc.
            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (continued)
                 (In thousands, except share and per share data)

                                               Class A Preferred Stock   Class E Preferred Stock      Class A Common Stock
                                               -----------------------   -----------------------      --------------------
                                                Shares         Amount     Shares         Amount        Shares       Amount
                                                ------         ------     ------         ------        ------       ------
Balance at December 31, 1998...............     6,185,000    $     62             --    $     --      5,931,405    $     59
Issuance of Class E preferred
   stock net of issuance costs of $835.....            --          --      3,200,000          32             --          --
Domain assets purchased....................            --          --             --          --        508,571           5
Issuance of Class A common stock
   in connection with partner agreements...            --          --             --          --        485,616           5
Issuance of stock options to
   consultant in lieu of services..........            --          --             --          --             --          --
Issuance of Class A common
   stock to vendor/consultant
   in lieu of services.....................            --          --             --          --         65,801           2
Issuance of warrants to vendor
   and partner.............................            --          --             --          --             --          --
Proceeds from stock
   subscription receivable.................            --          --             --          --             --          --
Issuance of stock options to
   employees below fair value..............            --          --             --          --             --          --
Amortization of deferred
   compensation, net of cancellations......            --          --             --          --             --          --
Return of common stock from GeoCities......            --          --             --          --     (1,000,000)        (10)
Exercise of employee stock options.........            --          --             --          --        182,142           1
Purchase of employee stock
   options at fair value...................            --          --             --          --             --          --
Issuance of Class A common
   stock in IPO including
   overallotment option, net of
   $5,371 issuance costs...................            --          --             --          --      7,877,500          79
Exercise of warrants by CNET/Snap..........            --          --             --          --      1,500,000          15
Issuance of Class A common stock
   to CNET/Snap/NBC Multimedia in
   connection with settlement of

                                                                         Additional  Subscrip-    Deferred
                                                   Class B Common Stock    Paid-in     tion        Compen-     Accumulated
                                                  Shares       Amount      Capital  Receivable     sation        Deficit
                                                  ------       ------      -------  ----------     ------        -------

Balance at December 31, 1998................      10,000,000    $  100    $  16,537    $    (1)   $  (1,025)   $   (16,065)
Issuance of Class E preferred stock
   net of issuance costs of $835............              --        --       15,133         --           --             --
Domain assets purchased.....................              --        --        5,225         --           --             --
Issuance of Class A commons stock
   in connection with partner agreements....              --        --        2,517         --           --             --
Issuance of stock options to
   consultant in lieu of services...........              --        --           93         --           --             --
Issuance of Class A common stock
   to vendor/consultant in lieu of
   services.................................              --        --          403         --           --             --
Issuance of warrants to vendor
   and partner..............................              --        --        4,278         --           --             --
Proceeds from stocks subscription
   receivable...............................              --        --           --          1           --             --
Issuance of stock options to
   employees below fair value...............              --        --          641         --         (641)            --
Amortization of deferred compen-
   sation, net of cancellations.............              --        --          (68)        --          549             --
Return of common stock from GeoCities.......              --        --       (3,490)        --           --             --
Exercise of employee stock options..........              --        --          350         --           --             --
Purchase of employee stock
   options at fair value....................              --        --          211         --           --             --
Issuance of Class A common stock
   in IPO including overallotment
   option, net of $5,371 issuance costs.....              --        --       49,693         --           --             --
Exercise of warrants by CNET/Snap...........              --        --        7,485         --           --             --


                                                                                                                Total
                                                                                                            Stockholders'
                                                                                                               Equity
                                                                                                              (Deficit)
                                                                                                              ---------

Balance at December 31, 1998............................................................................   $       (333)
Issuance of Class E preferred stock net of issuance costs of $835.......................................         15,165
Domain assets purchased ................................................................................          5,230
Issuance of Class A common stock in connection with partner agreements..................................          2,522
Issuance of stock options to consultant in lieu of services.............................................             93
Issuance of Class A common stock to vendor/consultant in lieu of services...............................            405
Issuance of warrants to vendor and partner..............................................................          4,278
Proceeds from stock subscription receivable.............................................................              1
Issuance of stock options to employees below fair value.................................................             --
Amortization of deferred compensation, net of cancellations.............................................            481
Return of common stock from GeoCities...................................................................         (3,500)
Exercise of employee stock options......................................................................            351
Purchase of employee stock options at fair value........................................................            211
Issuance of Class A common stock in IPO including overallotment
   option, net of $5,371 issuance costs.................................................................         49,772
Exercise of warrants by CNET/Snap.......................................................................          7,500

Issuance of Class A common stock to CNET/Snap/
   NBC Multimedia in connection
   with settlement of
contingent obligation.........................             --      --              --      --       2,578,907           25
Conversion of preferred stock.................     (6,185,000)    (62)     (3,200,000)    (32)      9,385,000           94
Conversion of redeemable
   Class C preferred stock....................             --      --              --      --       3,776,558           38
Issuance of common stock in
   connection with settlement
   of contingent obligation to
   preferred stockholders.....................             --      --              --      --       2,079,363           20
Issuance of Class A common
   stock to 3Cube.............................             --      --              --      --          80,083            1
Issuance of Class A common
   stock to Allegro...........................             --      --              --      --       1,102,973           11
Issuance of Class A common
   stock to TCOM..............................             --      --              --      --         439,832            4
Issuance of Class A common
   stock and options to iFan..................             --      --              --      --          72,704            1
Issuance of Class A common
   stock to Lansoft...........................             --      --              --      --         152,006            2
Net loss......................................             --      --              --      --              --           --
                                               --------------   -----  --------------   -----      ----------  -----------
Balance at December 31, 1999..................             --   $  --              --   $  --      35,218,461  $       352
                                               ==============   =====  ==============   =====      ==========  ===========

Issuance of Class A common stock to CNET/Snap/
   NBC Multimedia in connection
   with settlement of
contingent obligation.........................             --      --          18,027      --              --           --
Conversion of preferred stock.................             --      --              --      --              --           --
Conversion of redeemable
Class C preferred stock.......................             --      --          13,010      --              --           --
Issuance of common stock in
connection with settlement
of contingent obligation to
preferred stockholders........................             --      --         (14,536)     --              --      (14,556)
Issuance of Class A common
stock to 3Cube................................             --   1,959              --      --              --           --
Issuance of Class A common
stock to Allegro..............................             --      --          17,044      --              --           --
Issuance of Class A common
stock to TCOM.................................             --      --           6,117      --              --           --
Issuance of Class A common
stock and options to iFan.....................             --      --           1,933      --              --           --
Issuance of Class A common
stock to Lansoft..............................             --      --           2,681      --              --           --
Net loss......................................             --      --              --      --              --      (47,015)
                                               --------------   -----  --------------   -----   -------------  -----------
Balance at December 31, 1999..................     10,000,000   $ 100  $      174,315   $  --   $      (1,117) $   (77,636)
                                               ==============   =====  ==============   =====   =============  ===========

Issuance of Class A common stock to CNET/Snap/
   NBC Multimedia in connection
   with settlement of
contingent obligation.........................         18,052
Conversion of preferred stock.................             --
Conversion of redeemable
   Class C preferred stock....................         13,048
Issuance of common stock in
   connection with settlement
   of contingent obligation to
   preferred stockholders.....................             --
Issuance of Class A common
   stock to 3Cube.............................          1,960
Issuance of Class A common
   stock to Allegro...........................         17,055
Issuance of Class A common
   stock to TCOM..............................          6,121
Issuance of Class A common
   stock and options to iFan..................          1,934
Issuance of Class A common stock to Lansoft ..          2,683
Net loss......................................        (47,015)
                                               --------------
Balance at December 31, 1999.................. $       96,014
                                               ==============

           See accompanying notes to consolidated financial statements

                                 Mail.com, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                          Year Ended December 31,
                                                                                          -----------------------
                                                                                     1999          1998          1997
                                                                                     ----          ----          ----
Cash flows from operating activities:
Net loss.......................................................................   $  (47,015)   $  (12,525)   $   (2,996)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash charges related to partner agreements.................................        6,463         3,017            --
Non-cash compensation..........................................................        3,021           521           122
Depreciation and amortization..................................................        5,605           903           162
Amortization of goodwill and other intangible assets...........................        2,979            --            --
Amortization of domain assets..................................................          899           201           126
Amortization of deferred compensation..........................................          481            71            --
Gain on the sale of investments................................................       (5,644)           --            --
Write-off of property and equipment............................................           --            --            84
Write-off of GeoCities contract................................................          500            --            --
Write-off of acquired in-process technology....................................          900            --            --
Write-off of investment........................................................          150            --            --
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net.......................................................       (2,813)         (702)           --
Prepaid expenses and other current assets......................................       (1,621)         (186)          (11)
Purchases of marketable securities.............................................       (7,006)           --            --
Partner advances...............................................................         (230)         (500)           --
Other assets...................................................................         (468)          (36)           (9)
Accounts payable, accrued expenses and other current liabilities...............       15,964         2,894           438
Deferred revenue...............................................................         (570)        1,576           323
                                                                                  ----------    ----------    ----------
Net cash used in operating activities..........................................      (28,405)       (4,766)       (1,761)
                                                                                  ----------    ----------    ----------
Cash flows from investing activities:
Purchases of domain assets.....................................................       (1,243)         (385)         (334)
Repayment of loan-related party................................................           --            --            31
Purchase of restricted investment..............................................       (1,000)           --            --
Proceed from sale of investment................................................        5,744            --            --
Purchase of investment.........................................................       (1,000)           --            --
Proceeds from sale leaseback...................................................        4,292           643           710
Purchases of property and equipment............................................      (15,133)       (4,188)         (896)
Cash paid for acquisitions, net of cash acquired...............................       (5,116)           --            --
                                                                                  ----------    ----------    ----------
Net cash used in investing activities..........................................      (13,456)       (3,930)         (489)
                                                                                  ----------    ----------    ----------
Cash flows from financing activities:
Net proceeds from issuance of Class A, C and E preferred stock.................       15,165        16,682         2,520
Net proceeds from issuance of Class A and B common stock.......................           --            12           450
Net proceeds from issuance of Class A common stock
   related to initial public offering and over-allotment.......................       49,772            --            --
Proceeds from issuance of Class A common stock in
   connection with the exercise and purchase of warrants and options...........        8,062            --            --
Payments under capital lease obligations.......................................       (2,522)         (284)         (139)
Due to officer.................................................................           --          (200)          200
Payments under domain asset purchase obligations...............................         (160)          (10)           --
                                                                                  ----------    ----------    ----------
Net cash provided by financing activities......................................       70,317        16,200         3,031
                                                                                  ----------    ----------    ----------
Net increase in cash and cash equivalents......................................       28,456         7,504           781
Cash and cash equivalents at beginning of the year.............................        8,414           910           129
                                                                                  ----------    ----------    ----------
Cash and cash equivalents at the end of the year...............................   $   36,870    $    8,414    $      910
                                                                                  ==========    ==========    ==========

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

The Company trades advertisements on its Web properties in exchange for advertisements on the Internet sites of other companies. Barter revenues and expenses are recorded at the fair market value of services provided or received, whichever is more determinable in the circumstances. Revenue from barter transactions is recognized as income when advertisements are delivered on the Company's Web properties. Barter expense is recognized when the Company's advertisements are run on other companies' Web sites, which is typically in the same period when barter revenue is recognized. If the advertising impressions are received from the customer prior to the Company delivering the advertising impressions a liability is recorded, and if the Company delivers the advertising impressions to the other companies' Web sites prior to receiving the advertising impressions a prepaid expense is recorded. At December 31, 1999 and 1998, the Company has recorded a liability of approximately $27,000, and $71,000, respectively, for barter advertising to be delivered. Barter revenue, which is a component of advertising revenue, amounted to $404,000 and $162,000 in 1999 and 1998, respectively. For the years ended December 31 1999 and 1998, barter expenses, which is a component of cost of revenues, were approximately $360,000 and $233,000, respectively.

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

(r) Stock-Based Compensation

The Company accounts for stock-based compensation arrangements in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of Accounting Principle Board ("APB") Opinion No. 25 and provide pro forma net earnings (loss) disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

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

Mail.com may be obligated to pay additional consideration (the "Contingent Consideration") upon completion of its audited financial statements for the year ended December 31, 2000 based on the achievement of certain performance standards for such year. The Contingent Consideration would consist of up to $3.2 million payable in cash, additional bonus payments up to $800,000, and up to $16.0 million payable in shares of Mail.com Class A common stock based on the market value of such stock at the time of payment (but such market value shall be deemed to be not less than $8.00 per share). If the revenue targets are achieved, the Company will adjust the purchase price at that time and ratably amortize such costs over the remaining life of the goodwill.

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

The Company has allocated a portion of the purchase price to the net book value of the acquired assets and liabilities of Allegro as of the date of acquisition. The excess of the purchase price over the net book value of the acquired assets and assumed liabilities of Allegro of $20.1 million has been allocated to goodwill ($19.4 million) and other intangible assets of approximately $700,000 consisting of employee workforce, trade names and contracts. Goodwill and other intangible assets will be amortized over a period of three years, the expected period of benefit.

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

TCOM

On October 18, 1999, the Company acquired TCOM, Inc. ("TCOM"), a software technology development firm, specializing in the design of carrier class applications for the telecommunications and computer telephony industries. The Company is not continuing the business operations of TCOM but made the acquisition in order to obtain technology and development resources (software developers). The acquisition has been accounted for as an acquisition of assets. The Company paid $2 million in cash and 439,832 shares of Class A common stock valued at approximately $6.1 million. In addition, the Company will pay to the former shareholders of TCOM bonuses totaling $400,000, payable in six-month installments after the closing date in the amounts of $74,000, $88,000, $116,000 and $122,000, provided such employees continue their employment through the applicable payment dates. The excess of the purchase price over the net book value of the acquired assets and assumed liabilities of TCOM of approximately $8.1 million has been allocated to other intangible assets (workforce). Such amounts will be ratably amortized over a period of three years, the expected period of benefit.

Mail.com may be obligated to pay additional consideration to the sellers of TCOM based upon the achievement of certain objectives over an 18-month period. The additional consideration would consist of up to $1.0 million payable in cash and up to $2.75 million payable in shares of Mail.com Class A common stock based on the market value of such stock at the time of payment, although the market value will be deemed to be not less than $4.00 per share. If the targets are achieved, the Company will adjust the purchase price at that time and amortize such costs over the remaining life of the other intangible assets.

iFan, Inc.

In November 1999, the Company acquired iFan, Inc. ("iFan") a Web site with various domain names. The acquisition has been accounted for as an acquisition of assets. IFan had limited operations. The Company issued 72,704 shares of Class A common stock valued at approximately $1.6 million. The value was determined by using the average of the Company's Class A common stock around the closing date, which occurred simultaneously with the announcement date. The Company is also obligated to pay $150,000 to the former owners for certain indebtedness. In addition, all iFan stock options were converted into 16,965 Mail.com non-qualified stock options at a weighted-average exercise price of $11.41 per share. The value ascribed to the options using the Black Scholes pricing model ($370,000), was part of the $2.1 million purchase price. The excess of the purchase price over the ascribed fair value of the domain assets acquired of iFan has been allocated to other intangible assets (non-compete agreements). Such amount will be ratably amortized over a period of three years, the expected period of benefit.

Lansoft U.S.A.

In December 1999, the Company acquired Lansoft U.S.A. ("Lansoft"), a provider of email management, ecommerce and Web hosting services to businesses. The acquisition has been accounted for as a purchase business combination. The Company issued 152,006 shares of Class A common stock valued at approximately $2.7 million, which approximated the value allocated to goodwill and other intangible assets. This value was determined using the average of the value of the Company's Class A common stock around the closing date, which occurred simultaneously with the announcement date. Such amount will be amortized over a period of three years, the expected period of benefit. In addition, the Board of Directors approved the Lansoft Stock Option Plan, providing for the issuance of 100,000 non-qualified stock options at an exercise price of $17.06 per share to selected employees of Lansoft. All such options were issued immediately after the consummation of the Lansoft acquisition.

The Company may be obligated to pay additional consideration to the sellers of Lansoft based upon the achievement of certain revenue targets in calendar year 2000. The additional consideration would consist of up to $3 million payable in shares of Class A common stock based on the market value at the time of payment, although the market value will be deemed to be not less than $8.00 per share. If the revenue targets are achieved, the Company will adjust the purchase price at the time and amortize such costs over the remaining life of the goodwill.

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

                                                                                                   December 31,
                                                                                                   ------------
(In thousands, except per share amounts)                                                      1999                1998
                                                                                              ----                ----

Revenue .............................................................................    $      16,637    $       7,221
Net loss attributable to common stockholders.........................................    $     (66,741)   $     (22,237)
Basic and diluted net loss per common share..........................................    $       (2.07)   $       (1.40)
Weighted average shares used in net loss
    per common share calculation (1).................................................           32,226           15,849

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

(3) Balance Sheet Components

Property and equipment, including equipment under capital leases, are stated at cost and are summarized as follows, in thousands:

                                                                                                   December 31,
                                                                                                   ------------
                                                                                                1999           1998
                                                                                                ----           ----
Computer equipment and software, including
   amounts related to capital leases of $23,774 and $2,352, respectively................    $     34,671   $      5,175
Furniture and fixtures..................................................................             300             39
Leasehold improvements..................................................................             466             24
                                                                                                  35,437          5,238
Less accumulated depreciation and amortization,
   including amounts related to capital leases
   of $4,056, and $484, respectively....................................................           6,502            897
                                                                                            ------------   ------------
         Total..........................................................................    $     28,935   $      4,341
                                                                                            ============   ============

During the year ended December 31, 1999, the Company purchased approximately $3.8 million of computer software that was financed through a periodic payment schedule. Amounts payable under such agreements are included in other current liabilities.

Domain assets consist of the following, in thousands:

                                                                                                   December 31,
                                                                                                   ------------
                                                                                               1999             1998
                                                                                               ----             ----

Domain names............................................................................    $      9,138   $      1,315
Less accumulated amortization...........................................................           1,204            305
                                                                                            ------------   ------------
       Domain assets, net ..............................................................    $      7,934   $      1,010
                                                                                            ============   ============

In conjunction with the purchase of iFan, the Company acquired domain names valued at $1 million.

Goodwill and other intangible assets consists of the following, in thousands:

                                                                                                   December 31,
                                                                                                   ------------
                                                                                               1999             1998
                                                                                               ----             ----

Goodwill................................................................................    $     22,276   $         --
Other intangible assets.................................................................           9,667             --
                                                                                            ------------   ------------
       .................................................................................          31,943             --
Less accumulated amortization...........................................................           2,979             --
                                                                                            ------------   ------------
Total  .................................................................................    $     28,964   $         --
                                                                                            ============   ============

Accrued expenses consist of the following, in thousands:

                                                                                                   December 31,
                                                                                                   ------------
                                                                                               1999             1998
                                                                                               ----             ----

Advertising  costs......................................................................    $      4,367   $         --
Payroll and related costs...............................................................           1,998            487
Professional services and consulting fees...............................................           1,494            128
Payments due under partner contracts....................................................           1,252            722
Software and fixed asset obligations....................................................             706             --
Other  .................................................................................           1,918            332
                                                                                            ------------   ------------
       Total............................................................................    $     11,735   $      1,669
                                                                                            ============   ============

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

The following table reflects the Company's investments, in thousands:

                                                                                                   December 31,
                                                                                                   ------------
                                                                                               1999             1998
                                                                                               ----             ----

Investments, at cost....................................................................    $      2,962   $        150
Investments available for sale, at cost.................................................              --            100
                                                                                            ------------   ------------
Balance.................................................................................    $      2,962   $        250
                                                                                            ============   ============

(5) Marketable Securities

The fair value, amortized cost and gross unrealized holding gains for the Company's marketable securities at December 31, 1999 consist of the following, in thousands:

                                                                                        Unrealized Holding
                                                                                        ------------------
                                                                     Fair Value                Gains         Amortized Cost
                                                                     ----------                -----         --------------

U.S. Government Securities...................................        $     7,006           $       --          $   7,006

(6) Revenues

The following are the components of revenues, in thousands:

                                                                                  For the year ended December 31,
                                                                                  -------------------------------
                                                                              1999             1998              1997
                                                                              ----             ----              ----

Advertising...........................................................      $      9,671   $     1,117     $         --
Business messaging....................................................             1,765            --               --
Subscriptions.........................................................               601           285               61
Other.................................................................               672            93              112
                                                                            ------------   -----------     ------------
Total revenues........................................................      $     12,709   $     1,495     $        173
                                                                            ============   ===========     ============

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

Prior to May 1, 1999, the Company was required to issue to CNET, Snap and NBC Multimedia shares of its Class A common stock for each member who registers at their sites. On May 1, 1999, the Company entered into an agreement to settle in full its contingent obligation to issue shares of its Class A common stock to CNET, Snap and NBC Multimedia as described above. Pursuant to this agreement, the Company issued upon the closing of its initial public offering in June 1999, 2,368,907 shares of Class A common stock at a value of $7.00 per share in the aggregate to CNET and Snap and 210,000 shares of Class A common stock at a value of $7.00 per share to NBC Multimedia. The Company capitalized $18 million in connection with the issuance of these shares and is ratably amortizing the amount over the period from the closing of the initial public offering (June 23, 1999) through May 2001. The Company recorded approximately $4.993 million of amortization expense for the year ended December 31, 1999.

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

The Company's lease obligations are collateralized by certain assets at December 31, 1999. Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of December 31, 1999 are as follows, in thousands:

                            Year ending December 31,
                            ------------------------
                                                                                         Capital leases    Operating leases
                                                                                         --------------    ----------------

2000     ...............................................................................     $      8,298    $    4,712
2001     ...............................................................................            8,373         1,847
2002     ...............................................................................            6,621           718
2003     ...............................................................................              549           507
2004     ...............................................................................               16           507
2005 and later..........................................................................               --           507
                                                                                             ------------    ----------
         Total minimum lease payments...................................................           23,857    $    8,798
                                                                                                             ==========
Less estimated executory costs..........................................................            3,443
                                                                                             ------------
       Net minimum lease payments.......................................................           20,414
Less amount representing interest (at a weighted-average interest rate of 10.9%)........            2,915
                                                                                             ------------
Present value of net minimum capital lease payments.....................................           17,499
Less current portion of obligations under capital leases................................            5,483
                                                                                             ------------
Obligations under capital leases, excluding current portion.............................     $     12,016
                                                                                             ============

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

During March 1999, with the consent of the Class A preferred shareholders, the Company agreed to eliminate in full the Class A contingent additional stock issuance obligation described above in exchange for giving the existing Class A preferred shareholders 968,800 shares of Class A common stock on an as if converted basis, provided the Company completed an IPO before July 31, 1999. Such IPO closed on June 23, 1999 and the applicable preferred shares converted to Class A common shares at that time.

Redeemable Convertible Class C Preferred Stock

In July and August 1998 the company completed a private placement of 3,776,558 Class C preferred shares with detachable warrants at a combined offering price of $3.50 per share ($3.455 per preferred C share and $0.12857 per warrant with each share having 0.35 warrants) was completed for approximately $13.2 million.

During March 1999, with the consent of the Class C preferred shareholders, the Company agreed to revise the Class C conversion price from $3.50 to $2.80 in exchange for eliminating in full the Class C additional contingent stock issuance obligation provisions described above. This revision equated to an additional 944,139 shares of Class A common stock being issued to the Class C preferred shareholders upon the closing of the IPO on June 23, 1999.

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

Conversion of Class A, C and E Preferred Stock

Upon the closing of the Company's initial public offering on June 23, 1999, 6,185,000 and 3,776,558 shares of Class A and C convertible preferred stock, respectively, representing all of the outstanding shares of the convertible preferred stock, automatically converted on a one-for-one basis into 9,961,558 shares of Class A common stock (before giving effect to the adjustments described below). In addition, the 3.2 million Class E preferred shares automatically converted into the same number of Class A common stock (before giving effect to the adjustments described below). Further, the holders of Class A, C and E preferred stock received an additional 968,800, 944,139 and 166,424, Class A common shares, respectively, upon conversion of such preferred stock at the closing of the initial public offering. This resulted in a $14.6 million dividend to preferred stockholders. This amount is reflected as an increase to additional paid-in-capital and a dividend charge against accumulated deficit.

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

(12) Lycos Stock Warrant

In October 1997, the Company entered into a partner agreement with Lycos, Inc. As part of this agreement, a stock warrant for 2,000,000 Class A preferred shares was granted at an exercise price of $2.00 per share, the fair market value at the date of grant. The Company recorded a non-cash charge of $48,000, based upon the fair market value of the stock warrant, using a Black Scholes pricing model. In March 1998, Lycos exercised its warrant in accordance with this agreement whereby the Company received 100,062 shares of Lycos stock valued at $39.98 per share on the closing date, which the Company sold over the next week for proceeds totaling approximately $4.4 million. The Company recognized a gain of approximately $438,000 on such sale.

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

During 1999, the Board of Directors approved separate stock option plans that permitted the issuance of nonqualified stock options to employees of Allegro, TCOM, iFan and Lansoft to purchase shares of Mail.com Class A common stock. The number of options authorized was 625,000, 459,330, 16,965 and 100,000, respectively. The exercise prices were $16.00, $13.06, $11.41 and $17.06 respectively. All options were granted at fair value and vest quarterly over 4 years subject to continued employment.

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

($ in thousands, except per share amounts)                                         Year ended December 31,
                                                                                   -----------------------
                                                                          1999              1998             1997
                                                                          ----              ----             ----
Net loss attributable to common stockholders:
         As reported.........................................        $     (61,571)    $     (12,525)    $     (2,996)
         Pro forma...........................................        $     (66,158)    $     (14,134)    $     (3,595)
Basic and diluted net loss per common share:
         As reported.........................................        $       (1.96)    $       (0.86)    $      (0.21)
         Pro forma...........................................        $       (2.11)    $       (0.97)    $      (0.25)

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

The fair value of each option grant is estimated on the date of grant using the Black Scholes method option-pricing model (the minimum value method was used through March 12, 1999, the date of the initial filing of the Company's S-1) with the following assumptions used for grants made in 1999: dividend yield of zero (0%) percent, average risk-free interest rate of 5.60%, expected life of 5 years and volatility of 0% for grants made prior to Mail.com's initial public offering and 90% for grants made after Mail.com's initial public offering. The following assumptions were used for grants made in 1998 and 1997: dividend yield of zero (0%) percent, average risk-free interest rate ranging from 5.81% to 6.89%, expected life of 10 years and volatility of 0%.

A summary of the Company's stock option activity and weighted average exercise prices is as follows:

                                                                      For the Year Ended December 31,
                                                                      -------------------------------
                                                   1999                            1998                       1997
                                                   ----                            ----                       ----
                                                        Weighted                      Weighted                   Weighted
                                                         Average                       Average                    Average
                                                        Exercise                      Exercise                   Exercise
                                          Options         Price           Options       Price        Options       Price
                                          -------         -----           -------       -----        -------       -----

Options outstanding at
   beginning of period.............       6,656,296    $      1.93        3,901,321   $    0.94       2,195,770   $   0.27
                                        -----------    -----------   --------------   ---------   -------------   --------
Options granted....................       3,702,792    $     11.25        3,086,884   $    3.18       2,176,130   $   1.85
Options canceled...................        (399,993)   $      5.44         (331,909)  $    1.85        (470,579)  $   0.35
Options exercised..................        (182,142)   $      1.93               --          --              --         --
                                        -----------    -----------   --------------   ---------   -------------   --------
Options outstanding at
   end of period...................       9,776,953    $      5.34        6,656,296   $    1.93       3,901,321   $   0.94
                                        ===========    ===========   ==============   =========   =============   ========
Options exercisable at period end..       5,121,928                       3,230,469                   2,108,028
                                        ===========                  ==============               =============
Weighted average fair value of
   options granted during the
   period..........................     $ 7.41                       $ 1.48                       $ 0.81
                                        ======                       ======                       ======

The following table summarizes information about stock options outstanding and exercisable at December 31, 1999:

                                                         Options Outstanding                       Options Exercisable
                                                         -------------------                       -------------------
                                                                   Weighted
                                                                    Average       Weighted                      Weighted
                                                                   Remaining       Average                       Average
              Range of Exercise                       Number      Contractual     Exercise      Number          Exercise
                   Prices                           Outstanding      Life           Price     Exercisable         Price
                   ------                           -----------      ----           -----     -----------         -----

$ 0.10....................................             832,292         6.4        $    0.10        751,042      $    0.10
$ 0.20....................................              62,500         6.4        $    0.20         51,250      $    0.20
$ 0.50....................................             903,270         6.9        $    0.50        841,550      $    0.50
$ 1.00....................................             806,626         6.5        $    1.00        680,376      $    1.00
$ 2.00....................................           1,772,715         8.0        $    2.00      1,216,798      $    2.00
$ 3.50-$5.00..............................           2,800,307         8.5        $    4.12      1,356,688      $    3.97
$ 7.00....................................             405,553         9.4        $    7.00         68,206      $    7.00
$10.52-$15.75.............................           1,126,307         9.5        $   13.10         99,439      $   12.07
$15.81-$22.50.............................           1,043,883         9.7        $   16.81         55,736      $   16.86
$24.44-$27.13.............................              23,500         9.8        $   25.19            843      $   24.44
                                                --------------      ------        ---------    -----------      ---------
                                                     9,776,953         8.2        $    5.32      5,121,928      $    2.27
                                                ==============      ======        =========    ===========      =========

(14)     Income Taxes

There is no provision for federal, state or local income taxes for all periods presented, since the Company has incurred losses since inception. At December 31, 1999, the Company had approximately $52.8 million of federal net operating loss carryforwards available to offset future taxable income. Such carryforwards expire in various years through 2019. The Company has recorded a full valuation allowance against its deferred tax assets since management believes that, after considering all the available objective evidence, it is not more likely than not that these assets will be realized. The tax effect of temporary differences that give rise to significant portions of federal deferred tax assets principally consists of the Company's net operating loss carryforwards.

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

                                                                                            December 31,
                                                                                            ------------
                                                                                       1999              1998
                                                                                       ----              ----

         Deferred tax assets:
         Net operating loss carryforwards................................         $       24,285     $        6,292
         Deferred revenues...............................................                    880                979
         Accounts receivable principally due to
            allowance for doubtful accounts..............................                    334                 42
         Non-cash compensation...........................................                    270                 49
         Plant and equipment, principally due to
            differences in depreciation..................................                  1,664                (51)
         Other ..........................................................                     62                 62
                                                                                  --------------     --------------
         Gross deferred tax assets.......................................                 27,495              7,373
         Less: valuation allowance.......................................                (27,495)            (7,373)
                                                                                  --------------     --------------
         Net deferred tax assets.........................................         $           --     $           --
                                                                                  ==============     ==============

(15) Valuation and Qualifying Accounts

Additions and write-offs charged to the allowance for doubtful accounts is presented below, in thousands.

                                                                           Additions
                                                           Balance at      charged to                         Balance
                                                          beginning of      costs and        Deductions/      at end
Allowance for doubtful accounts                               year          expenses         write-offs      of period
-------------------------------                               ----          --------         ----------      ---------
For the year ended
  December 31, 1997.............................         $          --    $          --    $          --   $         --
For the year ended
  December 31, 1998.............................         $          --    $          92    $          --   $         92
For the year ended
  December 31, 1999.............................         $          92    $         203    $          98   $        197

(16) Quarterly Financial Information - Unaudited

Condensed Quarterly Consolidated Statements of Operations (in thousands, except per share data)

                                                       1999                                      1998
                                                       ----                                      ----
                                    Fourth      Third      Second    First     Fourth    Third      Second     First
                                   Quarter     Quarter    Quarter   Quarter   Quarter   Quarter    Quarter    Quarter
                                   -------     -------    -------   -------   -------   -------    -------    -------

Revenue.......................     $  6,116    $  3,350   $  2,057  $  1,186  $  1,003  $    273   $    139   $     80
Cost of revenues..............        6,058       4,199      2,043     1,478     1,146       801        592        352
                                   --------    --------   --------  --------  --------  --------   --------   --------
Gross profit/(loss)...........           58        (849)        14      (292)     (143)     (528)      (453)      (272)
Operating expenses............       22,016      16,341      8,085     6,132     6,879     2,802      1,288        766
                                   --------    --------   --------  --------  --------  --------   --------   --------
Loss from operations..........      (21,958)    (17,190)    (8,071)   (6,424)   (7,022)   (3,330)    (1,741)    (1,038)
Other income/(expense), net...        5,885         618        109        16        84        83        445         (6)
                                   --------    --------   --------  --------  --------  --------   --------   --------
Net loss......................      (16,073)    (16,572)    (7,962)   (6,408)   (6,938)   (3,247)    (1,296)    (1,044)
                                   --------    --------   --------  --------  --------  --------   --------   --------
Net loss attributable to common
  stockholders................      (16,073)    (16,572)   (22,518)   (6,408)   (6,938)   (3,247)    (1,296)    (1,044)
                                   --------    --------   --------  --------  --------  --------   --------   --------
Basic and diluted loss per
  common share................     $  (0.36)   $  (0.38)  $  (1.09) $  (0.39) $ (0.45)  $  (0.22)  $  (0.09)  $  (0.07)
                                   --------    --------   --------  --------  -------   --------   --------   --------

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

NetMoves

On February 8, 2000, Mail.com completed its acquisition of NetMoves Corporation ("NetMoves") pursuant to an Agreement and Plan of Merger dated as of December 11, 1999, (the "Merger Agreement") among Mail.com, NetMoves and Mast Acquisition Corp., a wholly owned subsidiary of Mail.com ("Merger Sub"). Merger Sub merged with and into NetMoves, with NetMoves surviving as a wholly owned subsidiary of Mail.com (the "Merger"). The Company issued 6,343,904 shares of Mail.com Class A common stock valued at approximately $145.7 million.

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

                           Mail.Com, Inc.
                           By /s/ GERALD GORMAN*
                           --------------------------------------
                           (Gerald Gorman, Chairman and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2000.

/s/GERALD GORMAN*                              Chairman and Chief Executive Officer
---------------------------------------        (Principal Executive Officer)
(Gerald Gorman)

/s/GARY MILLIN*                                Chief Executive Officer, WORLD.com, Director
---------------------------------------
(Gary Millin)

/s/LON OTREMBA*                                President, Director
---------------------------------------
(Lon Otremba)

/s/CHARLES WALDEN*                             Executive Vice President, Technology, Director
---------------------------------------
(Charles Walden)

/s/DEBRA MCCLISTER*                            Executive Vice President and Chief Financial Officer
---------------------------------------        (Principal Accounting and Financial Officer)
(Debra McClister)

/s/THOMAS MURAWSKI*                            Chief Executive Officer, Mail.com Business
---------------------------------------        Messaging Services, Inc., Director
(Thomas Murawski)

/s/DAVID AMBROSIA*                             Executive Vice President, General Counsel
---------------------------------------        and Secretary
(David Ambrosia)

/s/WILLIAM DONALDSON*                          Director
---------------------------------------
(William Donaldson)

/s/STEPHEN KETCHUM*                            Director
---------------------------------------
(Stephen Ketchum)

/s/JACK KUEHLER*                               Director
---------------------------------------
(Jack Kuehler)

                                               *By /S/ DAVID AMBROSIA
                                               (David Ambrosia, Attorney-in-Fact)

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

*        Confidential treatment granted.

**       Filed herewith