Form 10-Q/A
period 2000-09-30
MAIL COM INC
filed 2001-02-16
CIK 1081661

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10Q/A
                                   Amendment 1

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-26371



                                 MAIL.COM, INC.
               (Exact Name of Registrant as Specified in Charter)



           Delaware                                            13-3787073
(State or other Jurisdiction of)                             (I.R.S. Employer
Incorporation or Organization)                              Identification No.)

     11 Broadway, New York, NY                                    10004
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

================================================================================

Mail.com, Inc. hereby amends its Form 10-Q for the quarter ended September 30, 2000 to include additional disclosure made in Part I, relating principally to
Note 1 Summary of Significant Accounting Policies and Note 2 Acquisitions. None of the changes made herein have resulted in any change in revenues, net loss, net loss per share, total assets, total liabilities or total stockholders' equity.

                                 MAIL.COM, INC.
                               SEPTEMBER 30, 2000
                                    FORM 10-Q
                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I:      FINANCIAL INFORMATION

Item 1:      Condensed Consolidated Financial Statements:

             Condensed Consolidated Balance Sheets as of September 30,
             2000 (unaudited) and December 31, 1999............................2

             Unaudited Condensed Consolidated Statements of Operations for the
             three and nine months ended September 30, 2000 and 1999...........3

             Unaudited Condensed Consolidated Statements of Cash Flows for the
             nine months ended September 30, 2000 and 1999.....................4

             Notes to Unaudited Interim Condensed Consolidated Financial
             Statements........................................................6

Item 2:      Management's Discussion and Analysis of Financial Condition and
             Results of Operations............................................25

Item 3:      Qualitative and Quantitative Disclosure about Market Risk........31

PART II:     OTHER INFORMATION

Item 2:      Changes in Securities and Use of Proceeds........................50

Item 6:      Exhibits and Reports on Form 8-K.................................51

Item 7:      Signatures.......................................................52

                                 MAIL.COM, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                                    September 30,  December 31,
                                                                                                         2000          1999
                                                                                                         ----          ----
                                                                                                     (unaudited)

                                     Assets
Current assets:
   Cash and cash equivalents .......................................................................   $  11,955    $  36,870
   Marketable securities ...........................................................................      53,278        7,006
   Accounts receivable, net of allowance for doubtful accounts of
      $1,048 and $197 as of September 30, 2000 and December 31, 1999, respectively .................      13,681        4,138
   Prepaid expenses and other current asset ........................................................       5,529        1,940
   Receivable from sale leaseback ..................................................................         301          183
                                                                                                       ---------    ---------
      Total current asset ..........................................................................      84,744       50,137
Property and equipment, net ........................................................................      49,406       28,935
Domain assets, net .................................................................................       7,642        7,934
Partner advances, net ..............................................................................       6,165       16,809
Investment .........................................................................................      21,960        2,962
Goodwill and other intangible assets, net ..........................................................     236,706       28,964
Restricted investment ..............................................................................       1,695        1,000
Debt issuance costs, net ...........................................................................       3,278           --
Other ..............................................................................................       3,553          526
                                                                                                       ---------    ---------
      Total assets .................................................................................   $ 415,149    $ 137,267
                                                                                                       =========    =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payables ...............................................................................   $  16,749    $   7,546
   Accrued expenses ................................................................................      27,783       11,735
   Current portion of notes payable ................................................................       1,914           --
   Current portion of capital lease obligation .....................................................       9,628        5,483
   Current portion of domain asset purchase obligation .............................................         695          400
   Deferred revenue, current portion ...............................................................       1,615          610
   Other current liabilities .......................................................................       1,084        2,562
                                                                                                       ---------    ---------
        Total current liabilities ..................................................................      59,468       28,336
Capital lease obligations, less current portion ....................................................      14,320       12,016
Domain asset purchase obligation, less current portion .............................................         103          176
Deferred revenue, less current portion .............................................................         943          725
Notes payable, less current portion ................................................................         513           --
Convertible notes payables .........................................................................     100,000           --
                                                                                                       ---------    ---------
        Total liabilities ..........................................................................     175,347       41,253
Minority interest ..................................................................................      15,065           --
Commitments and contingencies
Stockholders' equity:
Common stock, $0.01 par value; 130,000,000 shares authorized:
   Class A--120,000,000 shares authorized; 51,616,196 and
      35,218,461 shares issued and outstanding at September 30, 2000
      and December 31,1999, respectively ...........................................................         516          352
   Class B--10,000,000 shares authorized, issued and outstanding
      at September 30, 2000 and December 31, 1999 with an aggregate liquidation preference of $1,000         100          100
Additional paid-in capital .........................................................................     446,098      174,315
Deferred compensation ..............................................................................        (582)      (1,117)
Accumulated other comprehensive loss ...............................................................         (63)          --
Accumulated deficit ................................................................................    (221,332)     (77,636)
                                                                                                       ---------    ---------
        Total stockholders' equity .................................................................     224,737       96,014
                                                                                                       ---------    ---------
        Total liabilities and stockholders' equity .................................................   $ 415,149    $ 137,267
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

                                 MAIL.COM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATION
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                  Three Months Ended                Nine Months Ended
                                                     September 30,                    September 30,
                                                     -------------                    -------------
                                                  2000            1999            2000            1999
                                              ------------    ------------    ------------    ------------
Revenues:
   Messaging ..............................   $     15,078    $      3,350    $     38,621    $      6,593
   Domain development (WORLD.com) .........          3,460              --           4,891              --
        Total revenues ....................         18,538           3,350          43,512           6,593
Operating expenses:
   Cost of revenues:
      Messaging ...........................         13,945           4,199          36,222           7,720
      Domain development (WORLD.com) ......          2,630              --           4,108              --
                                              ------------    ------------    ------------    ------------
        Total cost of revenues ............         16,575           4,199          40,330           7,720
Sales and marketing .......................         18,385           9,587          50,218          17,083
General and administrative ................         13,586           3,208          31,982           7,207
Product development .......................          4,724           1,921          13,856           4,643
Amortization of goodwill and other
   intangible assets ......................         17,779             725          42,346             725
Write-off of acquired in-process
   technology .............................             --             900           7,650             900
                                              ------------    ------------    ------------    ------------
        Total operating expenses ..........         71,049          20,540         186,382          38,278
                                              ------------    ------------    ------------    ------------
Loss from operations ......................        (52,511)        (17,190)       (142,870)        (31,685)
                                              ------------    ------------    ------------    ------------
Other income (expense):
   Interest income ........................          1,009             795           4,375           1,098
   Interest expense .......................         (2,717)           (177)         (6,825)           (355)
                                              ------------    ------------    ------------    ------------
        Total other income (expense), net .         (1,708)            618          (2,450)            743
                                              ------------    ------------    ------------    ------------
   Loss before minority interest ..........        (54,219)        (16,572)       (145,320)        (30,942)
Minority interest .........................            964              --           1,624              --
                                              ------------    ------------    ------------    ------------
Net loss ..................................        (53,255)        (16,572)       (143,696)        (30,942)
Cumulative dividends on settlement of
   contingent obligations to preferred
   stockholders ...........................             --              --              --          14,556
                                              ------------    ------------    ------------    ------------
        Net loss attributable to common
          stockholders ....................   $    (53,255)   $    (16,572)   $   (143,696)   $    (45,498)
                                              ============    ============    ============    ============
Basic and diluted net loss per common share   $      (0.88)   $      (0.38)   $      (2.58)   $      (1.69)
                                              ============    ============    ============    ============
Weighted-average basic and diluted
   shares outstanding .....................     60,287,727      43,594,410      55,681,116      26,891,270
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

                                 MAIL.COM, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                                      Nine Months Ended September 30,
                                                                                      -------------------------------
                                                                                             2000         1999
                                                                                           ---------    ---------
Cash flows from operating activities:
   Net loss ............................................................................   $(143,696)   $ (30,942)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Non-cash charges related to partner agreements ...................................      10,644        6,726
      Depreciation and amortization ....................................................      11,535        2,962
      Amortization of goodwill and other intangible assets .............................      42,347          725
      Amortization of domain assets ....................................................       1,419          563
      Amortization of deferred compensation ............................................         350          350
      Write off of Geocities contract ..................................................          --          500
      Provision for doubtful accounts ..................................................         448          156
      Amortization of debt issuance costs ..............................................         485           --
      Amortization of discount .........................................................        (183)          --
      Write-off of acquired in-process technology ......................................       7,650           --
      Non-cash advertising .............................................................        (125)          --
      Issuance of common stock in lieu of compensation .................................       1,800           --
      Share of loss from equity investment .............................................          72           --
      Minority interest loss ...........................................................      (1,624)          --
Changes in operating assets and liabilities, net of effect of acquisitions:
      Accounts receivable ..............................................................      (7,143)      (1,854)
      Purchases of marketable securities ...............................................    (114,189)          --
      Proceeds from sales of marketable securities .....................................      68,166           --
      Prepaid expenses and other current assets ........................................      (1,253)      (1,067)
      Other assets .....................................................................      (2,080)        (322)
      Accounts payable, accrued expenses and other current liabilities .................       7,404       13,916
      Deferred revenue .................................................................       1,223           38
                                                                                           ---------    ---------
        Net cash used in operating activities ..........................................    (116,750)      (8,249)
                                                                                           ---------    ---------
Cash flows from investing activities:
   Purchases of domain assets ..........................................................        (627)        (943)
   Proceeds from sale leaseback ........................................................       1,265        3,917
   Purchases of intangible assets ......................................................      (1,433)          --
   Purchases of investments ............................................................      (2,900)      (1,000)
   Purchases of restricted investments .................................................        (695)      (1,000)
   Purchases of property and equipment .................................................     (10,564)     (16,562)
   Acquisitions, net of cash paid (acquired) ...........................................       1,970       (3,175)
                                                                                           ---------    ---------
        Net cash used in investing activities ..........................................     (12,984)     (18,763)
                                                                                           ---------    ---------
Cash flows from financing activities:
   Net proceeds from issuance of Class A, C and E preferred stock ......................          --       15,165
   Net proceeds from issuance of Class A common stock related to initial public offering          --       49,876
   Proceeds from issuance of Class A common stock in connection with the
      exercise and purchase of warrants and options ....................................       2,658        7,890
   Issuance of shares for employee 401(k) plan .........................................         386           --
   Proceeds from issuance of convertible notes, net ....................................      96,050           --
   Payments under capital lease obligations ............................................      (5,535)        (735)
   Principal payments of notes payable .................................................      (4,537)          --
   Proceeds from sale of subsidiary interest ...........................................      16,204           --
   Payments under domain asset purchase obligations ....................................        (278)        (129)
                                                                                           ---------    ---------
        Net cash provided by financing activities ......................................     104,948       72,067
                                                                                           ---------    ---------
Effect of foreign exchange rate changes on cash and cash equivalents:
Foreign exchange .......................................................................        (129)          --
Net (decrease) increase in cash and cash equivalents ...................................     (24,915)      45,055
Cash and cash equivalents at beginning of the period ...................................      36,870        8,414
                                                                                           ---------    ---------
Cash and cash equivalents at the end of the period .....................................   $  11,955    $  53,469
                                                                                           =========    =========

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

In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition In Financial Statements" ("SAB No. 101") which summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company has adopted the accounting provisions of SAB No. 101 as of April 1, 2000 and it did not have a significant impact on our financial statements.

In March 2000, the Emerging Issues Task Force ("EITF") of the FASB reached a consensus on Issue No. 00-2, "Accounting for Web Site Development Costs" which provides guidance on when to capitalize versus expense costs incurred to develop a web site. The Company has elected early adoption of this EITF and has implemented the provisions as of April 1, 2000 and it did not have a significant impact on our financial statements.

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

         The assumption by Mail.com of options to purchase shares of NetMoves' common stock, par value of $.01 per share, exchanged for options to purchase approximately 1.0 million shares of Mail.com Class A common stock. The options were valued at approximately $19.4 million based on the Black-Scholes pricing model with a 111% volatility factor, a weighted average term of 4.75 years, an exercise price of $6.69 per share and a fair value of $22.96 per share. Such options have an aggregate exercise price of approximately $6.6 million

         The assumption by Mail.com of warrants to purchase shares of NetMoves' common stock, par value of $.01 per share, exchanged for warrants to purchase approximately 58,000 shares of Mail.com Class A common stock. The warrants were valued at approximately $1.1 million based on the Black-Scholes pricing model with a 111% volatility factor, a term of 10 years, an exercise price of $8.64 per share and a fair value of $22.96 per share. Such warrants have an aggregate exercise price of approximately $496,000; and

         Acquisition costs of approximately $2.1 million related to the merger.

The acquisition has been accounted for using the purchase method of accounting. Mail.com has allocated a portion of the purchase price to the fair market value of the acquired assets and assumed liabilities of NetMoves as of February 8, 2000. The excess of the purchase price over the fair market value of the acquired assets and assumed liabilities of NetMoves has been allocated to goodwill ($147.1 million), and assembled employee workforce ($3.1 million) and technology ($5.5 million). Goodwill is being amortized over a period of 5 years, the expected estimated period of benefit and assembled employee workforce are being amortized over a period of 3 years, the expected estimated period of benefit. The fair value of the assembled workforce and goodwill was determined by management using a risk-adjusted cost approach and the residual method, respectively.

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

Approximately $7.7 million of the purchase price of NetMoves was allocated to in-process technology based upon a management determination that the new versions of the various fax technologies acquired from NetMoves had not been developed into the platform required by Mail.com as of the acquisition date. The fair value of purchased existing and in-process technologies was determined by management using a risk-adjusted income valuation approach with a discount rate of approximately 30%. As a result, Mail.com is required to expend significant capital expenditures to successfully integrate and develop the new versions of various fax technologies, for which there is considerable risk that such technologies will not be successfully developed, and if such technologies are not successfully developed, there will be no alternative use for the technologies. The various fax technologies are enabling technologies for fax communications and include message management and reporting. Accordingly, on the date of acquisition, Mail.com's statements of operations reflected a write-off of the amount of the purchase price allocated to in-process technology of approximately $7.7 million.

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

ELONG.COM, INC.

On March 14, 2000, Mail.com acquired eLong.com, Inc., a Delaware corporation ("eLong.com") for approximately $62 million including acquisition costs of $365,000. eLong.com, through its wholly owned subsidiary in the People's Republic of China ("PRC"), operates the Web Site www.eLong.com, which is a provider of local content and other internet services. Concurrently with the merger, eLong.com changed its name to Asia.com, Inc. ("Asia.com"). In the merger, Mail.com issued to the former stockholders of eLong.com an aggregate of 3,599,491 shares of Mail.com Class A common stock valued at approximately $57.2 million, based upon the Company's average trading price at the date of acquisition. All outstanding options to purchase eLong.com common stock were converted into options to purchase an aggregate of 279,289 shares of Mail.com Class A common stock. The value of the options was approximately $4.4 million based on the Black-Scholes pricing model with a 110% volatility factor, a term of 10 years, a weighted average exercise price of $1.24 per share and a weighted average fair value of $15.69 per share .In addition, Mail.com is obligated to issue up to an additional 719,899 shares of Mail.com Class A common stock in the aggregate to the former stockholders of eLong.com if Mail.com or Asia.com acquires less than $50.0 million in value of businesses engaged in developing, marketing or providing consumer or business internet portals and related services focused on the Asian market or a portion thereof, or businesses in furtherance of such a business, prior to March 14, 2001. The actual amount of shares issued will be based upon the amount of any shortfall in acquisitions below the $50.0 million target amount.

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

                                                 Three Months Ended        Nine Months Ended
                                                    September 30,            September 30,
                                                    -------------            -------------
                                                    (In Thousands, Except Per Share Amounts)
                                                  2000         1999         2000         1999
                                               ---------    ---------    ---------    ---------
Revenues ...................................   $  18,538    $  10,644    $  45,789    $  30,426
Net loss attributable to common stockholders   $ (53,485)   $ (34,506)   $(160,082)   $(109,445)
Basic and diluted net loss per common share    $   (0.88)   $   (0.61)   $   (2.71)   $   (2.72)
Weighted average shares used in net
  loss per common share calculation (1) ....      60,804       56,938       59,463       40,560

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

The following table presents summarized financial information related to the business segments for the three and nine months ended September 30, 2000 and 1999 (in thousands):

                                                            Three Months Ended    Nine Months Ended
                                                               September 30,        September 30,
                                                               -------------        -------------
                                                            (In Thousands, Except Per Share Amounts)
                                                              2000       1999       2000       1999
                                                            --------   --------   --------   --------
Revenue:
   Messaging ............................................   $ 15,078   $  3,350   $ 38,621   $  6,593
   Domain development:
      Product sales .....................................      2,010         --      3,210         --
      Services ..........................................      1,450         --      1,681         --
                                                            --------   --------   --------   --------
        Domain development ..............................      3,460         --      4,891         --
                                                            --------   --------   --------   --------
      Total revenue .....................................   $ 18,538   $  3,350   $ 43,512   $  6,593
                                                            ========   ========   ========   ========
Cost of revenues:
   Messaging ............................................   $ 13,945   $  4,199   $ 36,222   $  7,720
   Domain development:
      Products ..........................................      1,835         --      3,081         --
      Services ..........................................        795         --      1,027         --
                                                            --------   --------   --------   --------
        Domain development ..............................      2,630         --      4,108         --
                                                            --------   --------   --------   --------
      Total cost of revenue .............................   $ 16,575   $  4,199   $ 40,330   $  7,720
                                                            ========   ========   ========   ========
Operating expenses, excluding cost of revenue
      Messaging .........................................   $ 39,888   $ 16,341   $115,893   $ 30,558
                                                            --------   --------   --------   --------
   Domain development ...................................     14,586         --     30,159         --
                                                            --------   --------   --------   --------
      Total operating expenses, excluding cost of revenue   $ 54,474   $ 16,341   $146,052   $ 30,558
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

Although we have experienced substantial growth in revenues in recent periods, we have incurred substantial operating losses since inception and will continue to incur substantial losses for the foreseeable future. As of September 30, 2000, we had an accumulated deficit of approximately $221.3 million. In October and November 2000, we announced our intention to focus our business exclusively on the outsourced messaging business and sell all assets not related to our core outsourced messaging business, including Asia.com, India.com and our portfolio of category-defining domain names. Our prospects should be considered in light of risks, expenses and difficulties encountered by companies in the early stages of development, particularly companies in the rapidly evolving Internet market. See "Risk Factors That May Affect Future Results".

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

         o        disruption of our ongoing business;

         o the need for additional capital to fund losses of acquired businesses;

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

         The following are among the factors that could cause significant fluctuations in our operating results:

         o incurrence of other cash and non-cash accounting charges, including charges resulting from acquisitions;

         o        non-cash charges associated with repriced stock options;

         o system outages, delays in obtaining new equipment or problems with planned upgrades;

         o        disruption or impairment of the Internet;

         o        demand for outsourced messaging services;

         o attracting and retaining customers and maintaining customer satisfaction;

         o introduction of new or enhanced services by us or our competitors;

         o        changes in our pricing policy or that of our competitors;

         o changes in governmental regulation of the Internet and messaging in particular; and

         o        general economic and market conditions.

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

         Most of our partner sites, including most of those with well-known brand names, do not generate significant numbers of new emailboxes. The following four partners accounted for 38% of our new emailboxes established in September 2000:

                                              Percentage
                                                of New            Date that Our
                                              E-mailboxes         Contract with
                                                  in               the Partner
Partner                                      September 2000          Expires
-------                                      --------------          -------

Juno .................................             13%             December 2001
NBCi .................................              9%             *
iWon .................................              9%             Expired
EarthLink ............................              7%             April 2001

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

         We intend to continue to expand into international markets and to expend significant financial and managerial resources to do so. We have limited experience in international operations and may not be able to compete effectively in international markets. If our revenues from international operations do not exceed the expense of establishing and maintaining these operations, our losses will increase and our operating results will suffer. We face significant risks inherent in conducting business internationally, such as:

         o uncertain demand in foreign markets for email outsourcing, Webmail advertising, direct marketing and e-commerce;

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

         WORLD.com's revenue growth depends in part on the increasing acceptance and use of electronic commerce in China and India. The Internet may not become a viable commercial marketplace in Asia for various reasons, many of which are beyond our control, including:

         o inexperience with the Internet as a sales and distribution channel;

         o inadequate development of the necessary infrastructure to facilitate electronic commerce;

         o concerns about security, reliability, cost, ease of deployment, administration and quality of service associated with conducting business over the Internet; and

         o inexperience with credit card usage or with other means of electronic payment.

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

         If Asia.com is found to be in violation of any existing or future Chinese laws or regulations, the relevant Chinese authorities would have broad discretion in dealing with such a violation, including, without limitation, the following:

         o        levying fines;

         o        revoking our business license;

         o requiring us to restructure our ownership structure or operations; and

         o requiring us to discontinue any portion or all of our Internet business.

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

         In the telecom sector, the present cap on foreign equity is 49% and a license is required to provide such services. However, the license required for ISPs has been waived until October 31, 2003. Also, in Press Note No. 9 (2000 series) dated September 8, 2000 the Indian government recently permitted 100% foreign direct investment in relation to certain activities including:

         o ISPs not providing gateways (applicable both for satellite and submarine cables);

         o        Infrastructure providers providing dark fiber (IP category 1);

         o        Electronic mail; and

         o        Voice mail.

         However, the above activities are still subject to the 26% divestment rule, certain security restrictions and other regulations.

         The government has also recently passed the Information Technology Act, 2000 which focuses on recognizing and regulating electronic transactions and records, affecting:

         o        authentication of digital records;

         o legal recognition of electronic records and digital signatures;

         o attribution, acknowledgment and dispatch of electronic records;

         o        secure electronic records and digital signatures; and

         o        regulation of certifying authorities.

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

     Mail.Com, Inc.


     /s/ DEBRA MCCLISTER
     ----------------------------
     Executive Vice President and
     Chief Financial Officer

November 14, 2000

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

         o        disruption of our ongoing business;

         o the need for additional capital to fund losses of acquired businesses;

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

         The following are among the factors that could cause significant fluctuations in our operating results:

         o incurrence of other cash and non-cash accounting charges, including charges resulting from acquisitions;

         o system outages, delays in obtaining new equipment or problems with planned upgrades;

         o        disruption or impairment of the Internet;

         o        demand for outsourced messaging services;

         o attracting and retaining customers and maintaining customer satisfaction;

         o introduction of new or enhanced services by us or our competitors;

         o        changes in our pricing policy or that of our competitors;

         o changes in governmental regulation of the Internet and messaging in particular; and

         o        general economic and market conditions.

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

         Most of our partner sites, including most of those with well-known brand names, do not generate significant numbers of new emailboxes. The following four partners accounted for 38% of our new emailboxes established in September 2000:

                                              Percentage
                                                of New            Date that Our
                                              E-mailboxes         Contract with
                                                  in               the Partner
Partner                                      September 2000          Expires
-------                                      --------------          -------

Juno .................................             13%             December 2001
NBCi .................................              9%             *
iWon .................................              9%             Expired
EarthLink ............................              7%             April 2001

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

We Need to Upgrade Our Computer Systems to Accommodate Increases in Email and Fax Traffic and to Accommodate Increases in the Usage of Our Collaboration Services, but We May Not Be Able To Do So While Maintaining Our Current Level of Service, or At All

         We must continue to expand and adapt our computer systems as the number of members and customers and the amount of information they wish to transmit increases and as their requirements change, and as we develop our business messaging and collaboration services. Because we have only been providing our services for a limited time, and because our computer systems have not been tested at greater capacities, we cannot guarantee the ability of our computer systems to connect and manage a substantially larger number of members or meet the needs of business customers at high transmission speeds. If we cannot provide the necessary service while maintaining expected performance, our business would suffer and our ability to generate revenues through our services would be impaired.

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

         We intend to continue to expand into international markets and to expend significant financial and managerial resources to do so. We have limited experience in international operations and may not be able to compete effectively in international markets. If our revenues from international operations do not exceed the expense of establishing and maintaining these operations, our losses will increase and our operating results will suffer. We face significant risks inherent in conducting business internationally, such as:

         o uncertain demand in foreign markets for email outsourcing, Webmail advertising, direct marketing and e-commerce;

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

         As of September 30, 2000 the holders of up to [XXXX] shares of Class A common stock, had the right, subject to various conditions, to require us to file registration statements covering their shares, or to include their shares in registration statements that we may file for ourselves or for other stockholders, including the shelf registration statement we are required to file with respect to our convertible notes. By exercising their registration rights and selling a large number of shares, these holders could cause the price of the Class A common stock to fall. An undetermined number of these shares have been sold publicly pursuant to Rule 144.

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

         We have only a limited ability to generate advertising revenues from forwarding and POP3 accounts, which represent a significant percentage of our emailboxes. Members who choose our forwarding service or subscribe to our POP3 service do not need to come to our partners' or our Web sites to access their email. Therefore, we do not deliver Web-based advertisements to these members. Forwarding and POP3 accounts represented approximately 23% of our total emailboxes as of September 30, 2000, and10% of the emailboxes that were established during September 2000. If a disproportionate percentage of members choose either of these options, it will adversely affect our ability to generate advertising related revenues.

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

We Face Intense Competition in Our Non-Core Businesses.

         The email advertising business is, and we believe will continue to be, intensely competitive. Some of our competitors are include large and established companies with more resources than us. We compete for advertisers with DoubleClick, 24/7 Media and other Internet advertising networks. We also compete for advertisers with other Internet publishers as well as traditional media such as television, radio, print and outdoor advertising. In addition, some competitors who have other sources of revenue do not, or in the future may not, place advertising on their Webmail pages. Consumers may prefer a service that does not include advertisements. Also, some of our competitors may offer advertisement-free email on a subscription basis or for free, which could adversely affect our ability to attract and retain members unless we do the same. We may not be able to compete successfully against our current or future competitors in the email advertising business.

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

         World.com's revenue growth depends in part on the increasing acceptance and use of electronic commerce in China and India. The Internet may not become a viable commercial marketplace in Asia for various reasons, many of which are beyond our control, including:

         o inexperience with the Internet as a sales and distribution channel;

         o inadequate development of the necessary infrastructure to facilitate electronic commerce;

         o concerns about security, reliability, cost, ease of deployment, administration and quality of service associated with conducting business over the Internet; and

         o inexperience with credit card usage or with other means of electronic payment.

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

         If Asia.com is found to be in violation of any existing or future Chinese laws or regulations, the relevant Chinese authorities would have broad discretion in dealing with such a violation, including, without limitation, the following:

         o        levying fines;

         o        revoking our business license;

         o requiring us to restructure our ownership structure or operations; and

         o requiring us to discontinue any portion or all of our Internet business.

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

         In the telecom sector, the present cap on foreign equity is 49% and a license is required to provide such services. However, the license required for ISPs has been waived until October 31, 2003. Also, in Press Note No. 9 (2000 series) dated September 8, 2000 the Indian government recently permitted 100% foreign direct investment in relation to certain activities including:

         o ISPs not providing gateways (applicable both for satellite and submarine cables);

         o        Infrastructure providers providing dark fiber (IP category 1);

         o        Electronic mail; and

         o        Voice mail.

         However, the above activities are still subject to the 26% divestment rule, certain security restrictions and other regulations.

         The government has also recently passed the Information Technology Act, 2000 which focuses on recognizing and regulating electronic transactions and records, affecting:

         o        authentication of digital records;

         o legal recognition of electronic records and digital signatures;

         o attribution, acknowledgment and dispatch of electronic records;

         o        secure electronic records and digital signatures; and

         o        regulation of certifying authorities.

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

         (27)     Financial Data Schedule

Reports on Form 8-K - Mail.com, Inc. filed one report on Form 8-K during the three months ended September 30, 2000.

         o The report dated September 22, 2000 reported that an indirect wholly-owned subsidiary of Mail.com, Inc. completed a private placement of an aggregate of $14.2 million of its Series A convertible preferred stock to private investors.

         o The report dated October 27, 2000 reported that the Company retained SG Cowen to sell its advertising network business and that it will focus exclusively on its outsourced messaging business; that the Company had appointed Thomas Murawski as

                  Chief Exective Officer and Brad Schrader as President of Mail.com, Inc.; and that, as a result of its decision to focus on its outsourced messaging business and its drive to profitability, it is streamlining the organization, taking advantage of lower cost areas and further integrating its technology and operational infrastructures, which will result in restructuring and rationalization charges of $8-10 million.

         o The report dated November 3, 2000 reported that the Company would seek to sell all of its non-core assets, including its Asia.com, Inc. and India.com, Inc. subsidiaries and its portfolio of domain names.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereto duly authorized.

                                 Mail.Com, Inc.

                                 /s/ DEBRA MCCLISTER
                                 ----------------------------
                                 Executive Vice President and
                                 Chief Financial Officer

November 14, 2000