Form 10-K
period 2000-12-31
EASYLINK SERVICES CORP
filed 2001-04-02
CIK 1081661

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-26371

                          EasyLink Services Corporation
             (Exact Name of Registrant as Specified in its Charter)

              DELAWARE                                  13-3787073
    (State or other jurisdiction             (I.R.S. Employer Identification)
  of incorporation or organization)

     399 Thornall Street, Edison, NJ                        08837
 (Address of Principal Executive Office)                  (Zip Code)


                                 (732) 906-2000
               (Registrant's Telephone Number Including Area Code)

                                 Mail.com, Inc.
                         11 Broadway, New York, NY 10004
              (Former name, former address and former fiscal year,
                          if changed from last report)

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements Incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K | |

State the aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 2000: Class A common stock was $58,254,128

Indicate the number of shares of each of the registrants' classes of common stock as of February 28, 2000: Class A Common Stock, $0.01 par value, 70,851,123 shares: Class B Common Stock $0.01 par value 10,000,000 shares.


                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2000 Annual Meeting of Shareholders are incorporated by reference into Part III

Form 10-K Index

Item No.                                                                                                           Page

Part I

       1.        Business ........................................................................................    3
       2.        Properties.......................................................................................   39
       3.        Legal Proceedings................................................................................   40
       4.        Submission of Matters to a Vote of Security Holders..............................................    *

Part II

       5.        Market for Registrant's Common Equity and Related Stockholder Matters............................   41
       6.        Consolidated Selected Financial Data.............................................................   43
       7.        Management's Discussion and Analysis of Financial Condition and Results of Operations............   44
       7a.       Quantitative and Qualitative Disclosures About Market Risk.......................................   61
       8.        Consolidated Financial Statements and Supplementary Data.........................................   62
       9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............    *

Part III

The information required by Items 10 through 13 in this part is omitted Pursuant to Instruction G of Form 10-K since the Corporation intends to File with the Commission a definitive Proxy Statement, pursuant to Regulation 14A, not later than 120 days after December 31, 2000.

Signatures                ........................................................................................  107

Part IV

       14.       Exhibits, Financial Statement Schedules and
                 Reports on Form 8-K..............................................................................  108

                 (a) (1)  Consolidated Financial Statements-See Item 8.
                     (2)  Financial Statement Schedules

                          All schedules normally required by Form 10-K are omitted since they are either not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

                     (3)  Exhibits

                 (b) Reports on Form 8-K-The Corporation filed two reports on Form 8-K during the quarter ended December 31, 2000

                           The report dated October 27, 2000 reported that the Company retained SG Cowen to sell its advertising network business and that it will focus exclusively on its outsourced messaging business; that the Company had appointed Thomas Murawski as Chief Executive Officer and Brad Schrader as President of EasyLink Services Corporation; and that, as a result of its decision to focus on its outsourced messaging business and its drive to profitability, it is streamlining the organization, taking advantage of lower cost areas and further integrating its technology and operational infrastructures, which will result in restructuring and rationalization charges of $8-10 million.

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

Unless otherwise indicated or the context otherwise requires, all references to "we", "us", "our" and similar terms refer to EasyLink Services Corporation and its direct and indirect subsidiaries.

                                     Part I

Item 1 Business

Company Overview

     EasyLink Services Corporation, formerly Mail.com, Inc., is a leading global provider of outsourced messaging services to enterprises and service providers. EasyLink Services combines the businesses of Mail.com Business Messaging Services, Swift Telecommunications, Inc. and the Easylink Services business acquired from AT&T Corp. by Swift Telecommunications. As a result of this combination, Easylink Services Corporation offers a comprehensive portfolio of messaging services to thousands of business customers worldwide including the majority of the Fortune 500. By leveraging these relationships, Easylink Services is positioned to grow in both of the major sectors of the messaging services industry. Through continued expansion of its messaging services lines of business and cross-selling and up-selling multiple services to its large customer base, EasyLink Services seeks to establish a position in the emerging managed and hosted e-mail markets while expanding its already established position in the message delivery services market. Because the essential communications infrastructure companies need to do business in today's 24x7x365 environment is common across all messaging services, Easylink Services is further positioned to benefit from the scale this business combination created. Our services include:

o e-mail and groupware services through which we host and operate on our premises our customer's e-mail and groupware systems such as Microsoft Exchange, Novell GroupWise and other Internet e-mail services which allow users to send and receive their e-mail from any location connected to the Internet;

o virus protection, unsolicited e-mail or spam control and content filtering services that protect a customer's e-mail system from messages before they enter or leave the corporate network; and

o message delivery services such as electronic data interchange or "EDI," telex, desktop fax, broadcast messaging and production messaging services;

o professional services such as managed messaging services support, on-site messaging applications management, help desk and staff augmentation services.

     We provide services on a managed basis that enable our customers to provide e-mail and groupware, virus protection, spam control and content filtering and message delivery services to their customers or employees. We derive revenue from license fees, monthly per-user fees, per-message charges, per-minute charges and consulting fees.

Industry Background

The Trend Toward Outsourcing

         According to IDC, firms worldwide are now spending approximately 30% of their overall IT services budgets on outsourcing. These services include:

     o    application outsourcing,

     o    network and desktop outsourcing,

     o    information services consulting and outsourcing and

     o    network consulting and integration.

         Reasons for the growth of outsourcing include:

     o    the desire of companies to focus on their core businesses,

     o    the demand for 99.9% reliability including 24x7x365 monitoring,

     o increased capital expenditures as companies attempt to capitalize on leading-edge technologies,

     o the challenges faced by companies in hiring, motivating and retaining qualified application engineers and IT employees,

     o the increased costs that businesses experience in developing and maintaining their networks and software applications,

     o the fast pace of technological change that shortens time to obsolescence and

     o    the desire of companies to reduce deployment time and risk.

         Outsourced  Messaging Service Providers

         The messaging industry is highly fragmented with large numbers of businesses, ISPs and schools maintaining their own systems. We believe that as the complexity and usage of messaging increases there will be an increasing desire on the part of businesses and service providers to outsource their messaging to third parties.

         The total value of the e-mail outsourcing market reached $2.17 billion by year-end 2000, and is expected to grow to $8.15 billion by 2004, according to the Radicati Group. Included in these numbers are managed messaging services and hosted messaging services. In providing managed messaging services, a service provider such as EasyLink Services, fully manages and supports either on or off customer premises specific e-mail platforms such as Microsoft Exchange, Lotus Notes/Domino and Novell GroupWise. In providing hosted messaging services, the service provider manages e-mailboxes off customer premises.

         IDC expects the market for outsourced services that provide virus protection, unsolicited e-mail or spam control and content filtering to grow from $8 million in 2000 to $285 million in 2004. Furthermore, the market for message delivery services, which includes desktop faxing, production fax and e-mail, broadcast services, EDI and telex, is expected to grow from $3.8 billion in 2000 to $5.9 billion in 2003, according to IDC.

         We believe our comprehensive suite of services, economies of scale, flexible technology platform and messaging focus enable us to offer these market segments an attractive outsourcing alternative, both domestically and internationally. Some of the advantages we have are:

          o thousands of business customers worldwide, including a majority of the Fortune 500, to which we can offer our comprehensive suite of messaging services;

          o the ability to spread the costs of specialized e-mail services over large numbers of users;

          o the ability to service many customer locations from one or more large centralized data centers;

          o sufficient global traffic to warrant 24 hour customer support and system maintenance staff;

          o volume purchasing of hardware, software, telecommunications and other services;

Business Strategy

         Our mission is to be the leading outsourced provider of e-mail and groupware services, services to protect corporate e-mail systems against viruses, spam and offensive content, and message delivery and related services for the enterprise, offering greater security, quality and reliability at less total-cost than customers can provide for themselves.

         Today, Easylink Services Corporation offers a comprehensive portfolio of messaging and document delivery services to thousands of business customers worldwide including the majority of the Fortune 500. By leveraging these relationships with the worlds leading customers, Easylink Services is positioned to grow in the rapidly emerging managed and hosted e-mail messaging market while expanding the number of message delivery services through cross-selling and upselling multiple services to its customer base. As a global provider of outsourced messaging services, we intend to leverage our existing global customer base and global network by providing the best message delivery services today and satisfying their need for managed e-mail and other messaging services in the future.


Our strategies include:

          o Upsell/Cross-sell existing customer base. In February 2001, we acquired Swift Telecommunications, Inc. which had previously acquired the EasyLink Services business from AT&T Corp. From this acquisition, we gained thousands of corporate customers. We plan to sell additional services to these businesses. Additionally, we plan to sell the services we now offer as a result of the Swift Telecommunications acquisition to our pre-existing customers.

          o Increase our messaging revenues in the enterprise market by expanding our customer base and acquiring businesses and technologies. We offer a broad range of outsourced messaging services to businesses and service providers. E-mail and groupware services offered include managed Microsoft Exchange, Novell GroupWise and Internet e-mail services. Our services that protect corporate e-mail systems include virus protection, spam control and content filtering. Our message delivery services include EDI (electronic data interchange), telex, desktop fax and broadcast and production messaging services. Our professional services include managed services support, on-site messaging applications management, help desk and staff augmentation services. We intend to expand our enterprise and service provider customer base. We will also seek to acquire businesses and technologies to permit us to offer complementary messaging services to an established customer base.

          o Expand internationally and enter additional market segments. EasyLink Services currently has relationships with over 90 major global telecommunications carriers and over 150 solutions and distribution partners in 50 countries. We plan to expand our international presence by adding additional international distributors and by expanding our portfolio of services abroad. We also intend to explore business opportunities and partnerships in other market segments. We will also continue to seek to acquire strategic businesses and technology that will help us serve these markets.

Our Business Services

         We offer a range of e-mail and groupware services; virus protection, spam and content filtering services; message delivery services; and professional services to businesses and service providers. The following chart describes our current offering of services:


Service                                                           Description

EASYLINK E-MAIL AND GROUPWARE SERVICES:

EasyLink Managed Groupware Services:
EasyLink Managed Microsoft Exchange Services        EasyLink maintains the necessary software, hardware and
                                                    communications connections to provide managed services for
                                                    Microsoft Exchange Server in a shared environment. A
                                                    dedicated platform is also an option where determined to be necessary to meet the needs of the customer.

EasyLink Managed Novell GroupWise Services          EasyLink maintains the necessary software, hardware and
                                                    communications connections to provide managed services for
                                                    Novell GroupWise version 5.5 in a dedicated environment.

EasyLink Managed Internet E-mail Services:          The EasyLink Managed Internet E-mail Services are fully outsourced
                                                    e-mail services for enterprises and service providers. EasyLink's managed e-mail service offers the following capabilities: managed mailbox; multiple methods of access including POP3, IMAP4 and
                                                    Webmail which permits users to access their e-mail anywhere an
                                                    Internet connection is available; the ability to automatically filter and process incoming e-mail messages; wireless access, SSL security; LDAP compatibility which facilitates integration with other customer applications; attachments; branding capabilities;
                                                    24x7 customer service; and integration with other EasyLink products.
                                                    We host and maintain on our network the customer's e-mail system.
                                                    The customer may administer its users access to these e-mail services over the Internet without the need for computers, software or e-mail dedicated technical personnel on the customers premises.

EASYLINK BOUNDARY SERVICES:

EasyLink MailWatch Services                         EasyLink's MailWatch Services are fully outsourced services that protect corporate e-mail systems against viruses, spam, offensive content and inappropriate attachments. EasyLink MailWatch is an
                                                    Internet-based solution that allows organizations to establish and enforce policies controlling the use of the corporate e-mail system.
                                                    Messages are scanned while on the Internet, preventing suspect
                                                    e-mails from ever reaching or leaving the customer's network.

EASYLINK MESSAGE DELIVERY SERVICES:

EasyLink EDI Services:
EasyLink EDI-VAN Service                            EDI or Electronic Data Interchange is the electronic exchange of business documents (such as purchase orders and invoices among others) using a standardized format without human intervention. The
                                                    EasyLink EDI-VAN (value-added network) Service offers businesses all the key elements needed for traditional EDI


                                                    implementation including network, design, systems, software and implementation support.

EasyLink IP-EDI Service                             The EasyLink IP- (Internet Protocol) EDI Service provides Internet access to the traditional EasyLink EDI-VAN Service, enabling small to medium sized enterprises to trade with their major partners in a cost-effective and non-technical manner.

EasyLink Desktop Fax Services:
EasyLink E-mail to Fax Service                      The EasyLink E-mail to Fax Service is an e-mail-based Internet fax service that enables users to send faxes right from their PCs by addressing an e-mail to the recipient's fax number. This service does not require the user to install any hardware or software. Documents or files that can be attached to the e-mail and rendered as a fax include:
                                                    MS Office, MS Project, Lotus SmartSuite, Corel, Visio, HTML, RTF, TIFF,
                                                    PDF, PostScript and more.

EasyLink Fax to E-mail Service                      The EasyLink Fax to E-mail service is an Internet-based service that allows users to receive their faxes as e-mail attachments to their
                                                    e-mail address. An account can receive multiple faxes simultaneously
                                                    - it's never busy and faxes arrive in universal TIFF or PDF format.
                                                    Once received, the user may forward the fax to one or more other
                                                    e-mail addresses simply by forwarding the received e-mail that contains the attachment. The user may also store the e-mail and attachment in an e-mail folder and print out received faxes.

EasyLink PC to Fax Service                          The EasyLink PC to Fax Service is desktop Internet fax software that enables users to fax a document, whether text or graphics, directly from any Windows application to any fax destination. The FaxMerge feature enables users to distribute a highly customized broadcast fax document so that it appears as a communication created exclusively for each individual recipient.

EasyLink Web to Fax Service                         The EasyLink Web to Fax Service is an Internet-based fax service that enables users to send faxes using their Web browser. Via
                                                    EasyLink's secure Web site, users can send both point to point and broadcast faxes and check delivery status.

EasyLink IP Fax to Fax Service                      The EasyLink IP Fax to Fax Service allows the user to send faxes from their fax machine, fax server or fax modem, using EasyLink
                                                    Services' patented connector, over the EasyLink Internet Fax
                                                    Network. Users benefit from low Internet-based rates to anywhere in the world.


EasyLink Broadcast Messaging Services:              EasyLink Broadcast Messaging Services allow our customers to deliver high volumes of newsletters, press releases, price notifications and subscription content to thousands of recipients simultaneously through various message delivery modes.

EasyLink Production Messaging Services:             EasyLink Production Messaging Services allow our customers to deliver high volumes of mission-critical documents such as invoices, purchase orders, shipping notices, or bank wire transfers from virtually any enterprise environment to global business partners through various message delivery modes.


EasyLink Telex Services:                            EasyLink Telex Services are used by companies that require reliable, hard copy messaging that supports and verifies the transaction.
                                                    EasyLink Telex Services are used extensively in the financial, shipping and transportation industries. In addition, EasyLink Telex
                                                    Services are an important means of communication with underdeveloped countries that are not yet capable of receiving information via alternate electronic means. Telex messages can be originated from personal computers and computer mainframe applications using a variety of systems and transmission protocols, and delivered to traditional telex networks.


EASYLINK PROFESSIONAL SERVICES:                     EasyLink provides a full range of messaging expertise to assist in expanding, changing or managing a customer's messaging system. Our professional services include managed services support, on-site messaging applications management, help desk and staff augmentation services. Coupled with EasyLink's complete suite of outsourced messaging solutions, customers leverage the experience and knowledge of an organization that operates one of the worlds' large managed messaging networks.

         In connection with our acquisition of Swift Telecommunications, we also agreed to acquire Telecom International, Inc. Telecom International is an affiliate of George Abi Zeid, the former sole shareholder of Swift Telecommunications, and conducts business under the name "AlphaTel". Alpha-Tel is a provider of voice-over-IP or Internet telephony services. This additional transaction is subject to execution of definitive documentation, receipt of regulatory approvals and other customary conditions. See Note 22(c) to our consolidated financial statements for additional information.

Revenues

         We derive revenues from monthly per-user or per-message fees for managed mailbox and virus protection, spam control and content filtering services; monthly per-message and usage-based charges for our message delivery services; and license and consulting fees for our professional services. With the completion of our acquisition of Swift Telecommunications, we began generating revenues from EDI and telex services in February 2001.

         For our e-mail and groupware services, customers are billed monthly for the number of mailboxes set up which includes universal access, administration tools and customer support for the customer's e-mail administrator. Customers are charged based upon the number of mailboxes regardless of mailbox usage. In addition, customers may purchase additional increments of storage capacity on our network. These customers are billed on a monthly basis per increment of additional storage capacity. Customers may also choose to purchase telephone, on-site and e-mail support for their individual users. This service is billed on a monthly basis per e-mailbox.

         For our virus protection, spam and content filtering services, customers are charged either a monthly fee per user or per message charges.

         Our message delivery services revenue is generated in a number of different ways. Customers who purchase our desktop fax services are charged initial site license fees based on the number of user seats being deployed plus per page usage charges for all faxes successfully delivered by our network. Our production messaging services are charged consulting fees based upon the level of integration work and set up requirements plus per page usage charges for all faxes successfully delivered by our network. Our broadcast messaging services are charged on a per minute of usage or per page basis for all faxes successfully delivered by our network. Our fax to e-mail services are charged on a monthly basis per fax number and page. EDI customers are charged per message and telex customers are charged per minute.

         For our professional services, customers are charged service fees depending on the services provided.

Marketing

Our primary marketing objectives are to:

          o    promote higher usage of all services in all segments;

          o    cross-sell and upsell our existing customer base.

          o    grow our customer and distribution base; and

          o    build our brand.


         Domestic Sales and Marketing. We offer our business services in the United States through multiple sales channels which include a direct field sales force, and alternate channels which include value added resellers, service aggregators, business technology solutions providers and various types of telecommunications providers. Our own sales organization targets mid and large size companies - typically those having greater than 2000 employees, and in some cases smaller organizations that have a disproportionately large need for one or more of our services. Smaller businesses are primarily reached through alternate channels. We employ various marketing techniques to generate activity for our sales channels, including advertising, telemarketing and exhibiting at trade shows.

         International Alliances. We have strategic sales and marketing alliances with local Internet service providers, telecommunications companies and resellers. These organizations will use their knowledge of the local market, language, customs and regulations, as well as their existing distribution, customer support and billing infrastructures, to establish, grow and properly service an international EasyLink customer base. In return, we offer these organizations either exclusive or non-exclusive rights to market our services in their territories and offer to provide services on a wholesale price basis.

         In addition to strategic alliances, we have developed a network of commission-based agents to sell our suite of services in foreign markets. We have also implemented a reseller program for those agents who have the infrastructure to generate invoices and perform collections. Under this program, participating agents are provided detailed billing information on their accounts from which they can create and distribute invoices in the local language and currency and locally service customer billing inquiries.

Customer Support

         Customer support is available by e-mail or telephone 24x7x365 and is staffed by experienced technical support engineers and customer service representatives. EasyLink Services provides a number of different types of support, including e-mail support, phone support and technical support.

         E-mail support: Customers can contact the customer service organization via e-mail. Inbound e-mails are managed using e-mail management software, allowing customer service to view the history of each customer, prioritize issues based on customer status, classify topic issues and route issues to appropriate customer service representatives.

         Phone support: Inbound phone calls are managed using an Automated Call Distribution (ACD) system which directs call-prioritization and skill-based routing. Additionally, proprietary and commercial applications are used to capture customer phone contact information and maintain customer contact history files.

         Technical support: The customer support teams include technical support engineers. Any technical questions that cannot be resolved by technical support engineers are escalated to the Operation Control Center (OCC) for ticketing, tracking and notification. Technical support engineers provide internal subject matter expertise to customer service representatives, analyze root causes for customer contacts, recommend improvements to products, tools, knowledge bases and training. The engineers also develop support preparation plans to enable customer service to efficiently support new products and services.

Technology

   EasyLink E-mail and Groupware Services Network

          EasyLink e-mail and groupware services are centrally managed and provided using generally available hardware and software components which are hosted in secure data centers.

         Hardware Network. Our hardware network is designed to provide high availability, scalability and performance. The six primary elements of our hardware infrastructure are:

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

         For our core infrastructure, we use industrial grade hardware from leading manufacturers. Generally, our hardware infrastructure is built using redundant components. Our customer account data is saved to tape and stored off site on a daily basis. Customer e-mails are stored on redundant hard drives within our e-mail storage machines in case a hard drive should fail.

         Software. We have developed certain software internally as well as licensed software from third parties. Wherever applicable and available, we use systems and applications software from software suppliers such as Oracle, Novell and Microsoft.

   EasyLink MailWatch (Virus Protection, Spam Conrol and Content Filtering Services) Network

         Hardware Network. The MailWatch architecture is designed for optimal volume and maximum fail over capability. All MailWatch servers are Compaq ProLiant servers, each equipped with multiple Pentium III processors, RAID 5 storage arrays, Microsoft Windows NT 4.0 and Microsoft SQL Server 7.

         Software. MailWatch incorporates third party virus and content filtering technology which we have configured for use in a shared services environment across our customer base. The MailWatch Web-based administrative interface is hosted on servers that utilize Microsoft Windows NT 4.0 and Internet Information Server. The site's pages consist of HTML, Active Server Pages (ASP) and JavaScript.

   EasyLink Message Delivery Services Network

         The EasyLink Services messaging network, recently purchased from AT&T, currently resides on AT&T's managed network and is being operated and maintained for EasyLink Services by AT&T pursuant to a Transition Services Agreement between EasyLink Services and AT&T. EasyLink Services plans to migrate off the AT&T network to EasyLink Services network within the next two years.

         The EasyLink message delivery services network is a distributed, managed Internet Protocol (IP) -based global network that supports all of our message delivery services (broadcast messaging, production messaging, EDI and telex). The EasyLink Services distributed message network is built upon a combination of highly reliable message switching computer systems dispersed around the world. The message systems operate at 99.95% availability. This high availability ensures continuous reliability for EasyLink Services customer's business critical applications. The message switching systems are currently operating, on average, at 50% computer capacity. This enables EasyLink Services to meet its message delivery volume growth objectives without the need for additional capacity investment.

         The message switching systems are located at various EasyLink Services operational centers in the United States as well as in the United Kingdom. The operational centers are located in major metropolitan centers with easy access to major network providers such as AT&T. This enables EasyLink Services to easily address facility growth. It also allows efficient access to EasyLink Services' major customers and potential markets. All of the EasyLink Services operational centers are secured with continuous power supply. As part of the purchase of the EasyLink messaging services, some of the message switches are located at AT&T sites. EasyLink Services will relocate the message switches to EasyLink Services sites within the next year.

         The EasyLink Services messaging nodes are connected by a managed IP-based backbone. The IP backbone is constantly monitored by EasyLink Services operational centers. This allows for diverse routing and efficient management of volumes so that customers do not experience delays in the routing of messages. If a remote node does experience a problem, messages can be re-routed to prevent delays in message delivery. EasyLink Services maintains robust firewalls to prevent any unsolicited intrusions from the Internet. Any unauthorized attempt is tracked and investigated. The constant monitoring of the network ensures integrity of all messages within the EasyLink Services network.

         EasyLink Services offers its customers a wide range of secure access methods into the EasyLink Services network. Access methods can include X.25, dedicated point-to-point circuits, frame relay, and virtual private networks
(VPN). EasyLink Services' operational centers work in conjunction with its customers to ensure the constant availability of access into the network. Any circuit problems are proactively reported by the EasyLink Services' operational centers. EasyLink Services can also offer its customers managed and secure access on a global basis utilizing AT&T Global.

  Network Operations

     EasyLink's Network Operations Center or NOC is where network system specialists monitor the status of servers and messaging operations. An on-site team of engineers staffs the NOC 24x7x365 and uses a combination of industry leading third party applications and internally developed tools to automate the monitoring and management of the entire system.

     The NOC is responsible for the management of infrastructure performance, security and system uptime. RemedySM is used to track all administrative events and subsequently manage performance reports, recovery times and event correlation analysis.

         Security - Because organizations are transferring mission-critical messages through the network, EasyLink Services has put in place stringent tools and procedures to address security issues.

Employees - Security is paramount among our employees. All NOC personnel backgrounds are scrutinized and a high proportion of our staff have prior experience in secure environments. Personnel go through continual training to stay on top of the latest security related issues and technologies.

         Technologies - Proxy Based Firewall - This level of intervention means that the content of the data is scrutinized, allowing data to pass if it matches the more sophisticated rule base. SSL (Secure Sockets Layer) - Provides data encryption, server authentication, message integrity, and client authentication.

         Access Control - Authorized personnel must access to and from secured areas through a specially designed single entry monitored door. Specific security protocols such as monitors, security badges and passcodes are in place and enhanced with advancement in security technology.

         Environmental - Fire protection - Robust fire sensory components are placed strategically throughout the Network Operations Center. Halon 1211 and Halon 1301 are on standby due to the fact that they have been proven extremely effective in fire suppressant and leave no residue. Back-up generators - The entire NOC system is fully protected with back up generators in case of utility power failure. These generators provide the power for the entire infrastructure, including security, climate control, and fire control. Climate control - EasyLink Services has put in place state-of-the-art cooling, heating and humidity controls to keep the entire infrastructure operating at optimum conditions.


Transition Services Agreement and Master Carrier Agreement with AT&T Corp.

  Transition Services Agreement

         On February 23, 2001, we completed the acquisition of Swift Telecommunications, Inc. and the EasyLink Services business that Swift had just acquired from AT&T Corp. The EasyLink Services business acquired from AT&T provides a variety of messaging services such as e-mail, EDI, fax and telex services. This business was a division of AT&T and was not a separate independent operating entity. We hired only a portion of the employees of the business. The messaging network for this business resides on AT&T's managed network and is being operated and maintained for EasyLink Services by AT&T pursuant to a Transition Services Agreement. In addition, AT&T will continue to provide a variety of business and administrative functions for the business under this agreement. EasyLink Services plans to migrate off the AT&T network to the EasyLink Services network and to assume responsibility for these other functions over the next two years.

         Under the Transition Services Agreement, we are purchasing a variety of services from AT&T to enable us to continue to operate the business pending the transition to EasyLink Services. These include:


         o Personnel services under which AT&T personnel perform various services for us, including:

            o  Product management
            o Network care/network operations, including 7x24 maintenance of the computer network
            o Research and development relating to maintenance, development and support of the software systems used in the business
            o  Billing and collection
            o  Telex engineering and network support
            o  Customer care and support services
            o  Sales support
            o  Access to sales management software tools
            o  Finance Support
            o  Management support relating to transition of business to us
            o Decision support services, including standard reports and information services to assist product managers in tracking service operations
            o Network telecommunication facility expenses, which are those expenses required for customer messaging services/products access and egress to the EasyLink Service platforms



         o  Other non-personnel based services, including:

            o Space, facilities, network connectivity and administrative services at AT&T work locations
            o Network hosting services under which AT&T will continue to host equipment used in the business where currently located at AT&T data centers

  Master Carrier Agreement

         In connection with the acquisition of the EasyLink Services business from AT&T Corp., we entered into a Master Carrier Agreement with AT&T. Under this agreement, AT&T will provide us with a variety of telecommunications services that are required in connection with the provision of our services. The term of the agreement for network connection services is 36 months commencing after an initial ramp-up period of 6 months and the term of the agreement for private line and satellite services is 36 months commencing with the first full month in which any of these services are provided. Under the agreement, we have a minimum revenue commitment for network connection services equal to $3 million for each of the three years of the contract. In addition, we have a minimum revenue commitment for private line and satellite services equal to $280,000 per month during the three-year term. If we terminate the network connection services or the private line and satellite services prior to the term or AT&T terminates the services for our breach, we must pay to AT&T a termination charge equal to 50% of the unsatisfied minimum revenue commitment for these services for the period in which termination occurs plus 50% of the minimum revenue commitment for each remaining commitment period in the term.


Competition

         Depending on the messaging application area, we compete with a range of companies in the messaging market, including both premises-based and service-based solutions providers. We believe that our ability to compete successfully will depend upon a number of factors, including market presence; the capacity, reliability and security of our network infrastructure; the pricing policies of our competitors and suppliers; the timing of introductions of new services and service enhancements by us and our competitors; and industry and general economic trends.

         For e-mail applications, our primary competition comes from corporations purchasing, deploying and managing for themselves premises-based systems such as Microsoft Exchange, Lotus Notes, Novell GroupWise or any other e-mail software system, rather than choosing to purchase these services on an outsourced basis from us. We also have competitors who provide outsourced e-mail services, including Critical Path, Commtouch Software, USA.net, US Internetworking and Interliant.

         Competition in the message delivery sector varies. Our current and prospective competitors in the facsimile transmission services market include telecommunications companies, such as AT&T, MCI WorldCom, Sprint, the regional Bell operating companies and telecommunications resellers, and direct fax delivery competitors, including PTEK Holdings Inc.'s Xpedite product and IDT Corporation. Competitors in the EDI market include Peregrine Systems, Inc., Internet Commerce Corp., GE Global eXchange Service, a subsidiary of GE Information Services, Inc., IBM Global Solutions and Sterling Commerce, Inc., a subsidiary of SBC Communications Inc. Competitors in the telex services market include MCI WorldCom, Graphnet and Xpedite Systems Inc. in the U.S. market and major PTT's such as British Telecom Plc, France Telecom, Deutsche Telekom, KDD in Japan, Korea Telecom, Singapore Telecom and other PTT's around the world.


         The professional services consulting markets are converging as more enterprises become extended enterprises and Internet service providers increasingly enter the solutions consulting space, providing Web enablement and enterprise systems integration. Competitors in the professional services market include Electronic Data Systems Corp., Perot Systems, IBM Global Solutions, Compaq Solutions, and Wang Global.

         Many of these competitors have greater market presence, engineering and marketing capabilities, and financial, technological and personnel resources than those available to us. As a result, they may be able to develop and expand their communications and network infrastructures more quickly, adapt more swiftly to new or emerging technologies and changes in customer requirements, take advantage of acquisition and other opportunities more readily, and devote greater resources to the marketing and sale of their products and services. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their services to address the needs of our current and prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. In addition to direct competitors, many of our larger potential customers may seek to internally fulfill their messaging needs through the deployment of their own on premises messaging systems.

Other Operations

         EasyLink Services, formerly Mail.com, previously operated an advertising network business. On October 26, 2000, we announced our intention to sell our advertising network business to focus exclusively on our established outsourced messaging business. On March 30, 2001, we completed the sale of the advertising network business to Net2Phone, Inc. Included in the sale were our rights to provide e-mail-based advertising and permission marketing solutions to advertisers, as well as our rights to provide e-mail services directly to consumers at the www.mail.com Web site and in partnership with other Web sites. The www.mail.com domain name will also be transitioned to Net2Phone. In connection with the sale, we entered into a hosting agreement under which we will host or arrange to host the consumer e-mailboxes for Net2Phone for a minimum of one year. We plan to transition the hosting of the consumer e-mail boxes to a third party provider in the near future.

         In March 2000, EasyLink Services, formerly Mail.com, formed WORLD.com, Inc. to develop the Company's portfolio of domain names into independent Web properties, and subsequently acquired or formed its subsidiaries Asia.com, Inc. and India.com, Inc. in which WORLD.com is the majority owner. In November 2000, the Company announced its intention to sell all assets not related to its core outsourced messaging business, including Asia.com, Inc., India.com, Inc. and its portfolio of domain names. The factors that affect the realizable value of these assets were determined by management which may ultimately prove to be less than the carrying value currently reflected in our consolidated financial statements as of and for the year ended December 31, 2000. We cannot assure you that we will be able to sell all or any of these properties on terms favorable to the Company or at all. This could result in material charges in the future. See Notes 1, 2, 17 and 22 to our consolidated financial statements for additional information.

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

There can be no assurance that third parties will not assert infringement claims against us in the future. Patents have been granted recently on fundamental technologies in the communications and desktop software areas, and patents may be issued which relate to fundamental technologies incorporated into our services. As patent applications in the United States are not publicly disclosed until the patent is issued, applications may have been filed which, if issued as patents, could relate to our services. It is also possible that claims could be asserted against us because of the content of e-mails or other messages sent over our system. We could incur substantial costs and diversion of management resources with respect to the defense of any claims that we have infringed upon the proprietary right of others, which costs and diversion could have a material adverse effect on its business, financial condition and results of operations. Furthermore, parties making such claims could secure a judgment awarding substantial damages, as well as injunctive or other equitable relief which could effectively block our ability to license and sell our services in the United States or abroad. Any such judgment could have a material adverse effect on its business, financial condition and results of operations. In the event a claim relating to proprietary technology or information is asserted against us, we may seek licenses to such intellectual property. There can be no assurance, however, that licenses could be obtained on terms acceptable to us, or at all. The failure to obtain any necessary licenses or other rights could have a material adverse effect on its business, financial condition and results of operations.

We incorporate licensed, third-party technology in our services. In these license agreements, the licensors have generally agreed to defend, indemnify and hold us harmless with respect to any claim by a third party that the licensed software infringes any patent or other proprietary right. The outcome of any litigation between these licensors and a third party or between us and a third party may lead to our having to pay royalties for which we are not indemnified or for which such indemnification is insufficient, or we may not be able to obtain additional licenses on commercially reasonable terms, if at all. In the future, we may seek to license additional technology to incorporate in our services. The loss of or inability to obtain or maintain any necessary technology licenses could result in delays in introduction of new services or curtailment of existing services, which could have a material adverse effect on our business, results of operations and financial condition.

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

Moreover, the extent to which existing laws relating to issues such as property ownership, pornography, libel and personal privacy are applicable to the Internet is uncertain. We could face liability for defamation, copyright, patent or trademark infringement and other claims based on the content of the email transmitted over our system. We do not and cannot screen all the content generated and received by our users. Some foreign governments, such as Germany, have enforced laws and regulations related to content distributed over the Internet that are more strict than those currently in place in the United States. We may be subject to legal proceedings and damage claims if we are found to have violated laws relating to email content.

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

The legal structure and scope of operations of our subsidiaries in some foreign countries may be subject to restrictions which could result in severe limits to our ability to conduct business in these countries and this could have a material adverse effect on our financial position, results of operations and cash flows. We have also announced that we intend to expand our outsourced messaging business in international markets. To the extent that we offer outsourced messaging services in foreign countries, we will be subject to the laws and regulations of these countries. The laws and regulations relating to the Internet in many countries are evolving and in many cases are unclear as to their application. If these limitations apply to our activities, our opportunities to generate revenue will be reduced and our ability to compete successfully in these markets will be adversely affected. Moreover, to the extent we are limited in our ability to engage in certain activities or are required to contract for these services from a licensed or authorized third party, our costs of providing our services will increase and our ability to generate profits may be adversely affected.

Our Employees

As of February 28, 2001, we had approximately 461 employees. Of these personnel, 134 persons worked in technology, product management, professional services, telex settlements and customer service; 123 persons worked in sales, marketing and business development; and 204 persons worked in operations and administration. Additionally, as of February 28, 2001, we had 523 employees at our Asia.com subsidiary and 291 employees at our India.com subsidiary. We have never had a work stoppage and no personnel are represented under collective bargaining agreements. We consider our employee relations to be good.

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

         We have only a limited operating history upon which you can evaluate our business and our prospects. We have offered a commercial email service since November 1996 under the name iName. We changed our company name to Mail.com, Inc. in January 1999. In February 2000, we acquired NetMoves Corporation, a provider of a variety of Internet message delivery services to businesses. In March 2000, we formed WORLD.com to develop and operate our domain name properties as independent Web sites. In the fourth quarter of 2000, we announced our intention to focus exclusively on our outsourced messaging business and to sell all assets not related to this business. In February 2001, we acquired Swift Telecommunications, Inc. which had contemporaneously acquired the EasyLink Services business from AT&T Corp. The EasyLink Services business is a provider of outsourced e-mail services and of message delivery services such as electronic data interchange or EDI, fax and telex services. Swift is a provider of telex services. On March 30, 2001, we announced that we had sold our advertising network business to Net2Phone, Inc. Our success will depend in part upon our ability to maintain or expand our sales of message delivery services such as EDI and fax services to enterprises, the the development of a viable market for fee-based e-mail and groupware services on an outsourced basis, our ability to compete successfully in those markets and our ability to successfully sell our non-core assets on favorable terms. For the reasons discussed in more detail below, there are substantial obstacles to our achieving and sustaining profitability.

We Have Incurred Losses Since Inception and Expect to Incur Substantial Losses in the Future.

         We have generated only limited revenues to date. We have not achieved profitability in any period, and we may not be able to achieve or sustain profitability. We incurred a net loss attributable to common stockholders of $85.8 million for the fourth quarter of 2000 and $229.5 million for the year ended December 31, 2000. We had an accumulated deficit of $307.2 million as of December 31, 2000. We expect to continue to incur substantial net losses and negative operating cash flow for the foreseeable future. We intend to expand our sales and marketing operations, upgrade and enhance our technology, continue our international expansion, and improve and expand our management information and other internal systems. We intend to continue to make strategic acquisitions and investments, which may result in significant amortization of goodwill and other expenses. We are making these expenditures in anticipation of higher revenues, but there will be a delay in realizing higher revenues even if we are successful. If we do not succeed in substantially increasing our revenues or integrating the EasyLink Services and Swift businesses with our historical business, our losses will continue indefinitely and will increase.

If We Are Unable to Raise Necessary Capital in the Future, We May Be Unable to Fund Necessary Expenditures.

         We anticipate the need to raise additional capital in the future. See
Part II. Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources. However, we may not be able to raise on terms favorable to us, or at all, amounts necessary to fund our anticipated expenditures or future expansion, develop new or enhanced services, respond to competitive pressures, promote our brand name or acquire complementary businesses, technologies or services. Some of our stockholders have registration rights that could interfere with our ability to raise needed capital.

         If we raise additional funds by issuing equity securities or debt convertible into equity securities, stockholders may experience dilution of their ownership interest. The amount of dilution resulting from issuance of additional shares of Class A common stock and securities convertible into Class A common stock and the potential dilution that may result from future issuances has significantly increased in light of the decline in our stock price. Moreover, we could issue preferred stock that has rights senior to those of the Class A common stock. If we raise funds by issuing debt, our lenders may place limitations on our operations, including our ability to pay dividends.

We Intend to Sell All of Our Assets Not Related to Our Core Outsourced messaging Business But May Experience Difficulty Completing Any or All of Such Sales on Favorable Terms or At All.

         We recently announced our intention to sell all of our non-core assets, including our advertising network business, our Asia.com, Inc. and India.com, Inc. subsidiaries and our portfolio of Internet domain names. On March 30, 2001, we completed the sale of our advertising network business to Net2Phone. We cannot assure you that we will be able to sell all or any of our remaining non-core assets on favorable terms or at all. We also cannot assure you as to the timing or the terms and conditions of the sale of any of these assets or the form or amount of consideration (if any) that may be received. The realizable value of these assets may ultimately prove to be less than the carrying value currently reflected in our consolidated financial statements. Moreover, if the sales are not successfully completed, the market price of our common stock may decline to the extent that the current market price reflects a market assumption that such sales will be successfully completed. To the extent that we receive non-cash consideration in any of these sales, we may not be able to liquidate this consideration or otherwise turn it into cash for a period of time after we receive it or at all.

We Intend to Continue to Acquire, or Make Strategic Investments in, Other Businesses and Acquire or License technology and Other Assets and We May Have Difficulty Integrating These Businesses or Generating an Acceptable Return.

         We have completed a number of acquisitions and strategic investments since our initial public offering. For example, we acquired NetMoves Corporation, a provider of a variety of message delivery services to businesses, and The Allegro Group, Inc., a provider of email and email related services, such as virus blocking and content screening, to businesses. We recently acquired Swift Telecommunications, Inc. and the EasyLink Services business that it had contemporaneously acquired from AT&T Corp. We will continue our efforts to acquire or make strategic investments in businesses and to acquire or license technology and other assets, and any of these acquisitions may be material to us. We cannot assure you that acquisition or licensing opportunities will continue to be available on terms acceptable to us or at all. Such acquisitions involve risks, including:

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

We May Be Unable to Successfully Integrate the EasyLink Services Business Acquired From AT&T.

         On February 23, 2001, we completed the acquisition of Swift Telecommunications, Inc. which had contemporaneously acquired the EasyLink Services business of AT&T Corp. The EasyLink Services business acquired from AT&T provides a variety of messaging services such as e-mail, EDI, fax and telex services. This business was a division of AT&T and was not a separate independent operating entity. We hired only a portion of the employees of the business. The messaging network for this business resides on AT&T's managed network and is being operated and maintained for EasyLink Services by AT&T pursuant to a Transition Services Agreement. In addition, AT&T will continue to provide a variety of business and administrative functions for the business. EasyLink Services plans to migrate off the AT&T network to the EasyLink Services network and to assume responsibility for these other functions over the next two years.

         Under the Transition Services Agreement, we are purchasing a variety of services from AT&T to enable us to continue to operate the business pending the transition to EasyLink Services. See Part I. Item 1. Business -- Transition Services Agreement and Master Carrier Agreement with AT&T Corp.

         We cannot assure you that we will be able to successfully transition the EasyLink Services network and other operations from AT&T to us, or successfully integrate them into our operations, in a timely manner or without incurring substantial unforeseen expense. Even if successfully transitioned and integrated, we may be unable to operate the business at expense levels that are ultimately profitable for us. Our inability to successfully transition, integrate or operate the network and operations of the EasyLink Services business will result in a material adverse effect on our business, results of operations and financial condition.

We Have Incurred Significant Indebtedness For Money Borrowed.

         As of March 31, 2001, we had approximately $108 million principal amount of outstanding indebtedness for borrowed money. We may incur substantial additional indebtedness in the future. The level of our indebtedness, among other things, could (1) make it difficult for us to make payments on our indebtedness, (2) make it difficult to obtain any necessary financing in the future for working capital, capital expenditures, debt service requirements or other purposes, (3) limit our flexibility in planning for, or reacting to changes in, our business, and (4) make us more vulnerable in the event of a downturn in our business.

We May Be Unable to Pay Debt Service on Our Indebtedness for Money Borrowed and Other Obligations.

         We had an operating loss and negative cash flow during the fourth quarter of 2000 and for the year ended December 31, 2000 and expect to incur substantial losses and negative cash flows for the foreseeable future. In addition, we have a substantial amount of outstanding accounts payable. Accordingly, cash generated by our operations would have been insufficient to pay the amount of interest payable annually on our outstanding indebtedness or to pay our other obligations. We cannot assure you that we will be able to pay interest and other amounts due on our outstanding indebtedness, or our other obligations, on the scheduled dates or at all. If our cash flow and cash balances are inadequate to meet our obligations, we could face substantial liquidity problems. We cannot assure you that the proposed sale of our remaining non-core assets will not negatively impact our cash flow available to service our debt. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments, or if we otherwise fail to comply with any covenants in our indebtedness, we would be in default under these obligations, which would permit these lenders to accelerate the maturity of the obligations and could cause defaults under our indebtedness. Any such default could have a material adverse effect on our business, results of operations and financial condition. We cannot assure you that we would be able to repay amounts due on our indebtedness if payment of the indebtedness were accelerated following the occurrence of an event of default under, or certain other events specified in, the indenture for the convertible notes, including any deemed sale of all or substantially all of our assets.

Outsourcing of E-mail and Groupware Services and Message Delivery Services May Not Prove to Be Viable Businesses.

         An important part of our business strategy is to leverage our existing global customer base and global network by continuing to provide the best message delivery services today and by offering these customers managed e-mail and other messaging services in the future. The market for managed e-mail, groupware services and other messaging services such as virus protection, spam control and content filtering services and professional messaging services is only beginning to develop. Our success will depend on the continued expansion of the market for outsourced message delivery services such as EDI and fax services and the development of viable markets for the outsourcing of managed e-mail and groupware services, services to protect corporate e-mail systems from viruses, spam and offensive content and related professional messaging services. Each of these developments is somewhat speculative.

         There are significant obstacles to the development of a sizable market for messaging services outsourcing. Outsourcing is one of the principal methods by which we will attempt to reach the size we believe is necessary to be successful. Security and the reliability of the Internet, however, are likely to be of concern to enterprises and service providers deciding whether to outsource their messaging services or to continue to provide it themselves. These concerns are likely to be particularly strong at larger businesses and service providers, which are better able to afford the costs of maintaining their own systems. While we intend to focus exclusively on our outsourced messaging services, we cannot be sure that we will be able to maintain or expand our business customer base or that we will be able to sell managed messaging services such as e-mail and groupware hosting services, virus protection, spam control or content filtering services or professional services to this customer base. In addition, the sales cycle for managed messaging services such as hosting services is lengthy and could delay our ability to generate revenues in the managed messaging services market. As part of our business strategy, we plan to offer additional outsourced messaging and other services to existing customers. We cannot assure you that these customers will purchase these services or will purchase them at prices that we wish to charge. Furthermore, we may not be able to generate significant additional revenues by providing our outsourced e-mail and groupware services to businesses. Standards for pricing in the business e-mail and groupware services market are not yet well defined and some businesses and service providers may not be willing to pay the fees we wish to charge. We cannot assure you that the fees we intend to charge will be sufficient to offset the related costs of providing these services.

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

         The following are among the factors that could cause significant fluctuations in our operating results:

         o incurrence of other cash and non-cash accounting charges, including charges resulting from acquisitions or dispositions of assets, including from the disposition of non-core assets such as our Asia.com and India.com subsidiaries;

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

         Other such factors in our non-core businesses include:

         o incurrence of additional expenditures without receipt of offsetting revenues pending the sale of these businesses.

We Expect Significant Stock Based Compensation Charges Related to Repriced Options.

         In light of the decline in our stock price and in an effort to retain our employee base, on November 14, 2000, the Company offered to certain of its employees, officers and directors, other than Gerald Gorman, the right to reprice certain outstanding stock options to an exercise price equal to the closing price of the Company's Class A common stock on NASDAQ on November 14, 2000. Options to purchase 6,327,986 shares are subject to repricing. The repriced options vest at the same rate that they would have vested under their original terms except that shares issuable upon exercise of these options may not be sold until after November 14, 2001. In March 2000, Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25" ("Interpretation"). Among other issues, this Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25,
(b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. As a result, under the Interpretation, stock options repriced after December 15, 1998 are subject to variable plan accounting treatment. This guidance requires the Company to remeasure compensation cost for outstanding repriced options each reporting period based on changes in the market value of the underlying common stock. Depending upon movements in the market value of the Company's common stock, this accounting treatment may result in significant non-cash compensation charges in future periods.

Several of Our Competitors Have Substantially Greater Resources, Longer Operating Histories, Larger Customer Bases and Broader Product Offerings.

         Our business is, and we believe will continue to be, intensely competitive. See "Part I Item 1- Business -Competition."

         Many of our competitors have greater market presence, engineering and marketing capabilities, and financial, technological and personnel resources than those available to us. As a result, they may be able to develop and expand their communications and network infrastructures more quickly, adapt more swiftly to new or emerging technologies and changes in customer requirements, take advantage of acquisition and other opportunities more readily, and devote greater resources to the marketing and sale of their products and services. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their services to address the needs of our current and prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. In addition to direct competitors, many of our larger potential customers may seek to internally fulfill their messaging needs through the deployment of their own on premises messaging systems.

         Some of our competitors provide a variety of business services and products such as Internet access and other telecommunications services, browser software, homepage design, Web site hosting and software and hardware solutions in addition to messaging services. The ability of these competitors to offer a broader suite of complementary services may give them a considerable advantage over us.

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

         We have aggressively expanded our operations in anticipation of continued growth in our business and as a result of our acquisitions. We have also developed the technology and infrastructure to offer a range of services in the market for outsourced messaging services. At the same time, we announced our intention to sell all of our non-core assets, including our advertising network business, our World.com subsidiaries Asia.com and India.com and our portfolio of domain names. This expansion and the decision to sell all of our non-core assets has placed, and we expect it to continue to place, a significant strain on our managerial, operational and financial resources. If we cannot manage our growth or the sale of non-core assets effectively, our business, operating results and financial condition will suffer.

It Is Difficult to Retain Key Personnel and Attract Additional Qualified Employees in Our Business and the Loss of Key Personnel and the Burden of Attracting Additional Qualified Employees May Impede the Operation and Growth of Our Business and Cause Our Revenues to Decline.

         Our future success depends to a significant extent on the continued service of our key technical, sales and senior management personnel, but they have no contractual obligation to remain with us. In particular, our success depends on the continued service of Gerald Gorman, our Chairman, Thomas Murawski, our Chief Executive Officer, Brad Schrader, our President, and Debra McClister, our Executive Vice President and Chief Financial Officer. The loss of the services of Messrs. Gorman, Murawski or Schrader or of Ms. McClister, or several other key employees, would impede the operation and growth of our business. The successful dispostion of our non-core businesses depends on the continued services of Gary Millin, Chief Executive Officer of World.com.

         To manage our existing business and handle any future growth, we will have to attract, retain and motivate additional highly skilled employees. In particular, we will need to hire and retain qualified salespeople if we are to meet our sales goals. We will also need to hire and retain additional experienced and skilled technical personnel in order to meet the increasing technical demands of our expanding business. Competition for employees in messaging-related businesses is intense. We have in the past experienced, and expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. If we are unable to do so, our management may not be able to effectively manage our business, exploit opportunities and respond to competitive challenges.

Our Business is Heavily Dependent on Technology, Including Technology that Has Not Yet Been Proven Reliable at High Traffic Levels and Technology That We Do Not Control.

         The performance of our computer systems is critical to the quality of service we are able to provide to our customers. If our services are unavailable or fail to perform to their satisfaction, they may cease using our service. Reduced use of our service decreases our revenues by decreasing the advertising space that we have available to sell. In addition, our agreements with several of our customers establish minimum performance standards. If we fail to meet these standards, our customers could terminate their relationships with us and assert claims for monetary damages.

We Need to Upgrade our Computer Systems to Accommodate Increases in Messaging Traffic and to Accommodate Increases in the Usage of Our Services, but We May Not Be Able to Do So While Maintaining Our Current Level of Service, or At All.

         We must continue to expand and adapt our computer systems as the number of customers and the amount of information they wish to transmit increases and as their requirements change, and as we further develop our messaging services. Because we have only been providing some of our services such as managed e-mail and groupware services for a limited time, and because our computer systems for these services have not been tested at greater capacities, we cannot guarantee the ability of our computer systems to connect and manage a substantially larger number of customers or meet the needs of business customers at high transmission speeds. If we cannot provide the necessary service while maintaining expected performance, our business would suffer and our ability to generate revenues through our services would be impaired.

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

Our Computer Systems May Fail and Interrupt Our Service.

         Our members and customers have in the past experienced interruptions in our services. We believe that these interruptions will continue to occur from time to time. These interruptions are due to hardware failures, unsolicited bulk emails that overload our system and other computer system failures. In particular, we have experienced outages and delays in email delivery and access to our email service related to disk failures, the implementation of changes to our computer system, insufficient storage capacity and other problems. These failures have resulted and may continue to result in significant disruptions to our service. Although we plan to install backup computers and implement procedures to reduce the impact of future malfunctions in these systems, the presence of these and other single points of failure in our network increases the risk of service interruptions. Some aspects of our computer systems are not redundant. These include our member database system and our email storage system, which stores emails and other data for our members. In addition, substantially all of our computer and communications systems relating to our email services other than the systems located and operated by AT&T Corp. under our Transition Services Agreement with them are currently located in our primary data centers in Manhattan, Edison, New Jersey and Dayton, Ohio. We currently do not have alternate sites from which we could conduct these operations in the event of a disaster. Our computer and communications hardware is vulnerable to damage or interruption from fire, flood, earthquake, power loss, telecommunications failure and similar events. Our services would be suspended for a significant period of time if any of our primary data centers was severely damaged or destroyed. We might also lose stored emails and other member or customer files, causing significant member dissatisfaction and possibly giving rise to claims for monetary damages.

Our Services Will Become Less Desirable or Obsolete if We Are Unable To Keep Up with the Rapid Changes Characteristic of Our Business.

         Our success will depend on our ability to enhance our existing services and to introduce new services in order to adapt to rapidly changing technologies, industry standards and customer demands. To compete successfully, we will have to accurately anticipate changes in business and consumer demand and add new features to our services very rapidly. We also have to regularly upgrade our software to ensure that it remains compatible with the wide and changing variety of Web browsers and other software used by our members and business customers. We may not be able to integrate the necessary technology into our computer systems on a timely basis or without degrading the performance of our existing services. We cannot be sure that, once integrated, new technology will function as expected. Delays in introducing effective new services could cause existing and potential customers to forego use of our services and to use instead those of our competitors.

Our Business Will Suffer if We Are Unable to Provide Adequate Security for Our Service, or if Our Service Is Impaired By Security Measures Imposed by Third Parties.

         Security is a critical issue for any outsourced messaging service, and presents a number of challenges for us.

         If we are unable to maintain the security of our service, our reputation and our ability to attract and retain customers may suffer, and we may be exposed to liability. Third parties may attempt to breach our security or that of our customers whose networks we may maintain or for whom we provide services to or that of our members. If they are successful, they could obtain information that is sensitive or confidential to a customer or otherwise disrupt a customer's operations or obtain confidential information, including our customer's profiles, passwords, financial account information, credit card numbers, stored email or other personal or business information. Our customers or their employees may assert claims for money damages for any breach in our security and any breach could harm our reputation.

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

         Security measures taken by others may interfere with the efficient operation of our service, which may harm our reputation, adversely impact our ability to attract and retain members and impede the delivery of advertisements from which we currently generate revenues. "Firewalls" and similar network security software employed by many ISPs, employers and schools can interfere with the operation of our services.

We are dependent on Licensed Technology.

         We license a significant amount of technology from third parties, including technology related to our managed e-mail and groupware services, virus protection, spam control and content filtering services, Internet fax services, billing processes and database. We anticipate that we will need to license additional technology to remain competitive. We may not be able to license these technologies on commercially reasonable terms or at all. Third-party licenses expose us to increased risks, including risks relating to the integration of new technology, the diversion of resources from the development of our own proprietary technology, a greater need to generate revenues sufficient to offset associated license costs, and the possible termination of or failure to renew an important license by the third-party licensor.

If the Internet and Other Third-Party Networks on Which We Depend to Deliver Our Services Become Ineffective as a Means of Transmitting Data, the Benefits of Our Service May Be Severely Undermined.

         Our business depends on the effectiveness of the Internet as a means of transmitting data. The recent growth in the use of the Internet has caused frequent interruptions and delays in accessing and transmitting data over the Internet. Any deterioration in the performance of the Internet as a whole could undermine the benefits of our services. Therefore, our success depends on improvements being made to the entire Internet infrastructure to alleviate overloading and congestion. We also depend on telecommunications network suppliers such as AT&T Corp., Worldcom, MFS, BBN Planet and UUNET for a variety of telecommunications and Internet services

         Pending the transition of the network and operations for the EasyLink Services business acquired from AT&T, we are dependent on the services being provided to us under our Transition Services Agreement with AT&T. See "Risk Factors - We May Be Unable to Successfully Integrate the EasyLink Services Business Acquired From AT&T." and "Item 1. Business - Technology."

Gerald Gorman Controls Mail.Com and Will Be Able to Prevent A Change of Control.

         Gerald Gorman, our Chairman, beneficially owned as of March 31, 2001 Class A and Class B common stock representing approximately 55% of the voting power of our outstanding common stock. Each share of Class B common stock entitles the holder to 10 votes on any matter submitted to the stockholders. As a result of his share ownership, Mr. Gorman will be able to determine the outcome of all matters requiring stockholder approval, including the election of directors, amendment of our charter and approval of significant corporate transactions. Mr. Gorman will be in a position to prevent a change in control of Mail.com even if the other stockholders were in favor of the transaction.

         We have agreed to permit Federal Partners, L.P., a holder of our senior convertible notes and Class A common stock, to designate one member of our board of directors. In addition, in connection with the acquisition of Swift Telecommunications, Inc., we agreed to appoint George Abi Zeid, the former sole shareholder of Swift, as a director and as our President of International Operations. In addition, we and Mr. Gorman have agreed to permit our stockholders who formerly held our preferred stock to designate a total of three members of our board of directors. Currently, such former holders of our preferred stock have no designee on our board.

         Our charter contains provisions that could deter or make more expensive a takeover of Mail.com. These provisions include the ability to issue "blank check" preferred stock without stockholder approval.

Our Goal of Building Brand Identity Is Likely to Be Difficult and Expensive.

         We announced on March 31, 2001 that we have changed our corporate name to EasyLink Services Corporation to more accurately, to more accurately reflect the strengths, relationships and solutions that we offer. We believe that a quality brand identity will be essential if we are to develop our business services market. We do not have experience with some of the types of marketing that we are currently using. If our marketing efforts cost more than anticipated or if we cannot increase our brand awareness, our losses will increase and our ability to succeed will be seriously impeded.

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

         o        uncertain demand in foreign markets for messaging services;

         o difficulties and costs of staffing and managing international operations;

         o        differing technology standards;

         o difficulties in collecting accounts receivable and longer collection periods;

         o economic instability and fluctuations in currency exchange rates and imposition of currency exchange controls;

         o        potentially adverse tax consequences;

         o regulatory limitations on the activities in which we can engage and foreign ownership limitations on our ability to hold an interest in entities through which we wish to conduct business;

         o political instability, unexpected changes in regulatory requirements, and reduced protection for intellectual property rights in some countries;

         o        export restrictions, and

         o difficulties in enforcing contracts and potentially adverse consequences.

Regulation of Messaging Services and Internet Use Is Evolving and May Adversely Impact Our Business.

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

         Moreover, the extent to which existing laws relating to issues such as property ownership, pornography, libel and personal privacy are applicable to the Internet is uncertain. We could face liability for defamation, copyright, patent or trademark infringement and other claims based on the content of the email or fax transmitted over our system. We do not and cannot screen all the content generated and received by our members. Some foreign governments, such as Germany, have enforced laws and regulations related to content distributed over the Internet that are more strict than those currently in place in the United States. We may be subject to legal proceedings and damage claims if we are found to have violated laws relating to email content.

         We are subject to regulation by various state public service and public utility commissions and by various international regulatory authorities with respect to some of our fax services. We are licensed by the FCC as an authorized telecommunications company and are classified as a "non-dominant interexchange carrier." Generally, the FCC has chosen not to exercise its statutory power to closely regulate the charges or practices of non-dominant carriers. Nevertheless, the FCC acts upon complaints against such carriers for failure to comply with statutory obligations or with the FCC's rules, regulations and policies. The FCC also has the power to impose more stringent regulatory requirements on us and to change its regulatory classification. There can be no assurance that the FCC will not change its regulatory classification or otherwise subject us to more burdensome regulatory requirements.

         Continued changes in telecommunications regulations may significantly reduce the cost of domestic and international calls. To the extent that the cost of domestic and international calls decreases, we will face increased competition for our fax services which may have a material adverse effect on our business, financial condition or results in operations.

         In connection with the deployment of Internet-capable nodes in countries throughout the world, we are required to satisfy a variety of foreign regulatory requirements. We intend to explore and seek to comply with these requirements on a country-by-country basis as the deployment of Internet-capable fax nodes continues. There can be no assurance that we will be able to satisfy the regulatory requirements in each of the countries currently targeted for node deployment, and the failure to satisfy such requirements may prevent us from installing Internet-capable fax nodes in such countries. The failure to deploy a number of such nodes could have a material adverse effect on our business, operating results and financial condition.

         Our fax nodes and our faxLauncher service utilize encryption technology in connection with the routing of customer documents through the Internet. The export of such encryption technology is regulated by the United States government. We have authority for the export of such encryption technology other than to Cuba, Iran, Iraq, Libya, North Korea, and Rwanda. Nevertheless, there can be no assurance that such authority will not be revoked or modified at any time for any particular jurisdiction or in general. In addition, there can be no assurance that such export controls, either in their current form or as may be subsequently enacted, will not limit our ability to distribute our services outside of the United States or electronically. While we take precautions against unlawful exportation of our software, the global nature of the Internet makes it virtually impossible to effectively control the distribution of our services. Moreover, future Federal or state legislation or regulation may further limit levels of encryption or authentication technology. Any such export restrictions, the unlawful exportation of our services, or new legislation or regulation could have a material adverse effect on our business, financial condition and results of operations.

         The legal structure and scope of operations of our subsidiaries in some foreign countries may be subject to restrictions which could result in severe limits to our ability to conduct business in these countries and this could have a material adverse effect on our financial position, results of operations and cash flows. To the extent that we develop or offer messaging services in foreign countries, we will be subject to the laws and regulations of these countries. The laws and regulations relating to the Internet in many countries are evolving and in many cases are unclear as to their application. For example, in India, the PRC and other countries we may be subject to licensing requirements with respect to the activities in which we propose to engage and we may also be subject to foreign ownership limitations or other approval requirements that preclude our ownership interests or limit our ownership interests to up to 49% of the entities through which we propose to conduct any regulated activities. If these limitations apply to our activities, including our activities conducted through our subsidiaries, our opportunities to generate revenue will be reduced, our ability to compete successfully in these markets will be adversely affected, our ability to raise capital in the private and public markets may be adversely affected and the value of our investments and acquisitions in these markets may decline. Moreover, to the extent we are limited in our ability to engage in certain activities or are required to contract for these services from a licensed or authorized third party, our costs of providing our services will increase and our ability to generate profits may be adversely affected.

Our Intellectual Property Rights Are Critical to Our Success, But May Be Difficult to Protect.

         We regard our copyrights, service marks, trademarks, trade secrets, domain names and similar intellectual property as critical to our success. We rely on trademark and copyright law, trade secret protection and confidentiality and/or license agreements with our employees, members, strategic partners and others to protect our proprietary rights. Despite our precautions, unauthorized third parties may improperly obtain and use information that we regard as proprietary. Third parties may submit false registration data attempting to transfer key domain names to their control. Our failure to pay annual registration fees for key domain names may result in the loss of these domains to third parties. Third parties have challenged our rights to use some of our domain names, and we expect that they will continue to do so, which may affect the value that we can derive from the planned disposition of the domain names included among our non-core assets.

         The status of United States patent protection for software products is not well defined and will evolve as additional patents are granted. If we apply for a patent in the future, we do not know if our application will be issued with the scope of the claims we seek, if at all. The laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United States. Our means of protecting our proprietary rights in the United States or abroad may not be adequate and competitors may independently develop similar technology.

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

         We have been and may continue to be subject to legal proceedings and claims from time to time in the ordinary course of our business, including claims related to the use of our domain names and claims of alleged infringement of the trademarks and other intellectual property rights of third parties. Third parties have challenged our rights to register and use some of our domain names based on trademark principles and on the recently enacted Anticybersquatting Consumer Protection Act. If domain names become more valuable to businesses and other persons, we expect that third parties will continue to challenge some of our domain names and that the number of these challenges may increase. In addition, the existing or future laws of some countries, in particular countries in Europe, may limit or prohibit the use in those countries or elsewhere of some of our geographic names that contain the names of a city in those countries or the name of those countries. Intellectual property litigation is expensive and time-consuming and could divert management's attention away from running our business. These claims and the potential for such claims may reduce the value that we can expect to receive from the dispositon of our domain names.

A Substantial Amount of Our Common Stock May Come onto the Market in the Future, Which Could Depress Our Stock Price.

         Sales of a substantial number of shares of our common stock in the public market could cause the market price of our Class A common stock to decline. As of February 28, 2000, we had an aggregate of 80,851,123 shares of Class A and Class B common stock. On March 20, 2001, we issued an additional 3,000,000 shares of Class A common stock in a capital raising transaction and are obligated to issue to the purchaser in this financing an additional 1,000,000 shares subject to certain conditions if the closing price of our Class A common stock has not traded at or above $10 per share for five consecutive days. As of February 28, 2001, we had options to purchase approximately 13.9 million shares of Class A common stock outstanding. As of March 31, 2001, we had warrants to purchase 1,071,233 shares of Class A common stock outstanding. As of March 31, 2000, after giving effect to our recent note exchanges and senior note issuances, we had approximately 30,798,598 shares of Class A common stock issuable upon conversion of outstanding senior convertible notes at exercise prices ranging from $1 per share to $1.75 per share and up to an additional 7,699,649 shares of Class A common stock issuable over five years in payment of a portion of the interest on such senior notes. In addition, we had 1,271,504 shares of Class A common stock issuable upon conversion of our remaining outstanding 7% Convertible Subordinated Notes due 2005 at an exercise price of $18.95 per share. In addition, the holders of Series A Preferred Stock of our India.com subsidiary have the right during the 60 day period commencing December 31, 2000 to exchange such preferred stock for shares of our Class A common stock based on the original purchase price of such stock, which in the aggregate was $14.25 million, divided by the closing price of our Class A common stock around December 31, 2000. Under the original exchange agreement, the exchange price was subject to a floor of $4.50. In consideration for a $5 million bridge funding arrangement provided to us by India.com during the first quarter of 2001, the exchange price floor was initially reduced to $3.00 and is subject to further reduction to $1.30 for the percentage of shares of Series A preferred stock equal to the percentage of the India.com bridge loan drawn down. As of March 31, 2001, 80% of the $5 million bridge loan has been drawn down. If the full amount of the India.com bridge loan is drawn down, and all of the shares of preferred stock are exchanged and the closing price of our Class A common stock around December 31, 2001 is $1.30 per share or less, then we would be obligated to issue 10,961,538 shares of Class A common stock.

         As of February 28, 2001, approximately 53,761,110 shares of Class A common stock and Class B common stock were freely tradable, in some cases subject to the volume and manner of sale limitations contained in Rule 144. As of such date, approximately 27,090,013 shares of Class A common stock will become available for sale at various later dates upon the expiration of one-year holding periods or upon the expiration of any other applicable restrictions on resale. We are likely to issue large amounts of additional Class A common stock, which may also be sold and which could adversely affect the price of our stock.

         As of March 31, 2001, the holders of approximately 25,932,333 shares of outstanding Class A common stock and the holders of approximately 51,731,289 shares of Class A common stock issuable upon conversion of our outstanding senior or subordinated convertible notes, issuable in payment of interest over the next five years on our senior convertible notes, issuable upon exercise of the exchange right held by holders of India.com preferred stock and issuable upon exercise of the warrants issued to India.com, had the right, subject to various conditions, to require us to file registration statements covering their shares, or to include their shares in registration statements that we may file for ourselves or for other stockholders. By exercising their registration rights and selling a large number of shares, these holders could cause the price of the Class A common stock to fall. An undetermined number of these shares have been sold publicly pursuant to Rule 144.

Our Class A Common Stock May Be Subject to Delisting from the Nasdaq National Market.

         Our Class A common stock faces potential delisting from the Nasdaq National Market which could hurt the liquidity of our Class A common stock. We may be unable to comply with the standards for continued listing on the Nasdaq National Market. These standards require, among other things, that our Class A common stock have a minimum bid price of $1 and state that a deficiency shall exist if such minimum bid price remains below $1 for a period of thirty consecutive business days. In addition, if our stock price is below $5 per share, we must maintain minimum net tangible assets of at least $4 million. The minimum bid price of our stock has been below $1 during various periods during the fourth quarter of 2000 and the first quarter of 2001 and has been below $1 during the period from March 14, 2001 through March 31, 2001. In addition, as of December 31, 2000, the company did not have a minimum tangible net assets of $4 million. If we are unable to demonstrate compliance with the Nasdaq criteria for maintaining our listing, our Class A common stock could be subject to delisting. If our common stock were to be delisted from trading on the Nasdaq National Market and were neither re-listed thereon nor listed for trading on the Nasdaq Small Cap Market or other recognized securities exchange, trading, if any, in the common stock may continue to be conducted on the OTC Bulletin Board or in the non-Nasdaq over-the-counter market. Delisting would result in limited release of the market price of the common stock and limited news coverage of EasyLink Services and could restrict investors' interest in our Class A common stock and materially adversely affect the trading market and prices for our Class A common stock and our ability to issue additional securities or to secure additional financing.

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

We Have Continuing Obligations in Connection With the Sale of Our Advertising Network Business.

         On March 30, 2001, we completed the sale of our advertising network business to Net2Phone, Inc. Included in the sale were our rights to provide e-mail-based advertising and permission marketing solutions to advertisers, as well as our rights to provide e-mail services directly to consumers at the www.mail.com Web site and in partnership with other Web sites. In connection with the sale, we entered into a hosting agreement under which we will host or arrange to host the consumer e-mailboxes for Net2Phone for a minimum of one year. We plan to transition the hosting of the consumer e-mail boxes to a third party provider in the near future.

         A portion of the payments payable to us by Net2Phone under our hosting agreement with them are conditioned upon the successful transition of the hosting of the consumer e-mail boxes to the third party provider as well as the assignment to Net2Phone of our contracts to provide consumer e-mail services for third party Web sites. We cannot assure you that we will successfully complete the transition to the third party provider or that the contracts with the third party Web sites will be successfully assigned to Net2Phone. If we do not satisfy or we experience delays in these transition and assignment requirements, our payments under the hosting agreement with Net2Phone will be reduced or delayed. If we do not successfully transition to the third-party provider, we will continue to be obligated to host or arrange for the hosting of the consumer e-mail boxes for Net2Phone. Moreover, even after transition to a third party provider and assignment of our contracts with third party Web sites to Net2Phone, we may nonetheless remain liable for our obligations under these contracts. Accordingly, we may have liability if there is a breach on the part of the third party to which we transition the hosting or on the part of Net2Phone under the third party Web site agreements that are assigned to them.

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

We Are Relying on Electronic Commerce as a Significant Part of Asia.com's and India.com's Future Revenue, but the Internet Has Not Yet Been Proven as an Effective Commerce Medium in China and India.

         Asia.com's and India.com's revenue growth depends in part on the increasing acceptance and use of electronic commerce in China and India. The Internet may not become a viable commercial marketplace in Asia for various reasons, many of which are beyond our control, including:

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

         It is unclear how the ICE Bill, if enacted, or any of the legislation previously discussed, will affect India.com's business and operations. Further, political instability could halt or delay the liberalization of the Indian economy and adversely affect business and economic conditions in India generally and our business in particular. Although during the past decade, the government of India has pursued policies of economic liberalization, including significantly relaxing restrictions on the private sector and further reforms are still expected under the current policy to promote the information technology and software industries, political uncertainty still exists and a significant change in India's economic liberalization and deregulation policies could adversely affect business and economic conditions in India generally and our India.com business in particular. Our Asia.com and India.com properties developed by WORLD.com compete with the major business and consumer portals and other providers of Internet services in the markets in which they operate.

Item 2 Properties

         April 2, 2001, our headquarters are located in Edison, New Jersey. We occupy approximately 38,000 square feet of office space under several leases expiring between May 2002 and February 2006. Our three U.S. network facilities are co-located in telehousing facilities under short-term leases. In addition, we lease offices for our business messaging staff in the Chicago, Dallas, Ft. Lauderdale, Los Angeles, New York and San Francisco metropolitan areas. While we believe that these facilities are adequate for our present needs, we continually review our needs and may add facilities in the future. We believe that any required additional space would be available on commercially reasonable terms. Finally, in connection with our deployment of Internet-capable facsimile nodes, we have entered into, and will continue to enter into, short-term leases in telehousing facilities worldwide.

We lease office space in Manhattan, New York consisting of approximately 40,000 square feet. We have approximately 10 years remaining on our lease, which ends June 2011. This was our former headquarters and we are attempting to sublease this space. Our landlord is entitled to relocate us to a similar space for any reason upon 60 days written notice. Our landlord may cancel our lease upon 90 days written notice if the landlord plans to demolish the building.

We have approximately 25,000 square feet of leased space in Morristown, New Jersey. This lease expires in October 2002. We are vacating this space and are attempting to sublease these premises.

We sublease approximately 13,000 square feet of space in Jersey City, New Jersey. We no longer utilize this space and are negotiating with the landlord to recapture this space. This sublease expires in December 2005.

One of our data centers is housed in approximately 1,200 square feet of space leased from a commercial data center in Manhattan. Under our current terms, the lease covering this space expires in June 2001. We have leased an additional 1,925 square feet in this facility, for a total of 3,125 square feet. The data center provides 24-hour security, fire protection, computer grade air handling and backup power facilities.

We have committed to lease approximately 1,000 square feet of space at a data center operated by AT&T. The lease expires in April 2001. We are negotiating with the landlord to extend the term of this lease.

We lease approximately 12,600 square feet of space in Dayton, Ohio. Under its current terms, the lease expires in May 2002.

We lease approximately 18,000 square feet of office space in four locations in England. The leases expire between May 2002 and June 2017, with cancellation provisions available in the two longer term leases, 10 years prior to expiration in 2004 and 2007.

As part of our acquisition of the EasyLink Services business and pursuant to a transition services agreement, we sublease approximately 34,000 square feet of space at various locations in the United States from the former owner. These leases expire at varying times between April and December 2001. One equipment facility has an option to renew for another 12 months.

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

         The Company has received notices or claims from certain third parties for disputed and unpaid accounts payable. One of such vendors, Initiative Media Worldwide, Inc. has commenced legal proceedings in California to collect approximately $2 million alleged to be owed to it in connection with advertising alleged to have been run on our behalf. The Company believes that they have appropriately reserved for the amount of any liability that may arise out of this matter, and management believes that this matter will be resolved without a material effect on the Company's financial position or results of operations.

                                     Part II

Item 5 Market for the Registrant's common Equity and Related Stockholder Matters

Stockholder Data

                                                                                   2000
                                                                                   ----
                                                     Fourth              Third             Second           First
                                                     Quarter            Quarter            Quarter         Quarter
                                                     -------            -------            -------         -------
Market Price

High......................................      $         5.31    $         9.88    $           17.13       $    20.63
Low.......................................                0.41              5.03                 4.50            13.00
End of Quarter............................                0.72              5.22                 5.69            17.25



                                                                                   1999
                                                                                   ----
                                                     Fourth              Third             Second           First
                                                     Quarter            Quarter            Quarter       Quarter(1)
                                                     -------            -------            -------       ----------

Market Price

High......................................      $        29.00    $        26.75    $           21.38              N/A
Low.......................................               13.00             10.75                 8.25              N/A
End of Quarter............................               18.75             14.38                18.81              N/A


(1) The Company's shares were first publicly traded beginning June 18, 1999. The NASDAQ closing market price at February 28, 2000 was $1.16.

Dividends

The Company has never declared or paid any cash dividends on its common stock and does not anticipate paying any cash dividends on its stock in the foreseeable future. The Company currently intends to retain future earnings, if any, to finance the expansion of our business.

Number of Security Holders

At February 28, 2001, the approximate number of holders of record of Class A and Class B common stock was 382 and 1, respectively.

Stock listings

The principal market on which the common stock is traded is the NASDAQ National Market (NASD) under the symbol "EASY".

Recent Sales of Unregistered Securities

During the three months ended December 31, 2000, Mail.com issued Class A common stock to third parties in connection with business transactions or granted options to employees in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933 and Rule 701 or Regulation S promulgated thereunder in various transactions as follows:

During the three months ended December 31, 2000, we issued 25,860 shares of Class A common stock to employees upon exercise of options at a weighted average exercise price of $1.25 per share.

During the three months ended December 31, 2000 we issued 102,003 shares of Class A common stock to employees at a weighted average price of $1.46 per share representing the Company's matching contribution to its 401(k) plan.

During the three months ended December 31, 2000 we issued 60,444 shares of Class A common stock to employees at the price of $0.61 per share representing employees participation in the Company's employee stock purchase plan.

Item 6 Consolidated Selected Financial Data

The following consolidated selected financial data should be read in conjunction with the consolidated financial statements and the notes to these statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" elsewhere in this document. The consolidated financial statements included herein have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1(b) to the consolidated financial statements, the Company has suffered recurring losses from operations since inception and has a working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 1(b). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Five Year Summary of Selected Financial Data
(in thousands, except per share and employee data)


                                                            2000           1999            1998          1997         1996
                                                            ----           ----            ----          ----         ----

Consolidated Statement of Operations Data for
the Year Ended December 31,
Revenues.........................................      $  61,222      $   12,709        $ 1,495       $   173      $    19
Total operating expenses.........................        282,191          66,352         14,626         3,170          568
Loss from operations.............................       (220,969)        (53,643)       (13,131)       (2,997)        (549)
Net loss.........................................       (229,527)        (47,015)       (12,525)       (2,996)        (544)
Cumulative dividends on settlement
   of contingent obligations to
   preferred stockholders........................             --         (14,556)            --            --           --
Net loss attributable to common stockholders.....       (229,527)        (61,571)       (12,525)       (2,996)        (544)
Basic and diluted net loss per common share......          (4.01)          (1.96)         (0.86)        (0.21)       (0.04)
Weighted average basic and diluted
   shares outstanding............................         57,179          31,374         14,608        14,098       13,725
Consolidated Balance Sheet Data at December 31,
Cash and cash equivalents........................          7,409          36,870          8,414           910          128
Marketable securities............................         22,202           7,006             --            --           --
Total current assets.............................         46,121          50,137          9,970           947          187
Property and equipment, net......................         50,916          28,935          4,341           928          239
Domain names, net................................          6,975           7,934          1,010           651          233
Total assets.....................................        330,261         137,267         20,344         2,646          666
Total current liabilities........................         61,811          28,336          4,894         1,137          149
Deferred revenue.................................          2,700           1,335          1,905           329           --
Long-term capital lease obligations..............         14,319          12,016          1,437           569          146
Long term portion of domain purchase obligations.             85             176            217           150           --
Convertible and other long-term notes payable....        100,321              --             --            --           --
Redeemable convertible preferred stock...........             --              --         13,048            --           --
Convertible preferred stock......................             --              --             62            42            7
Total stockholders' equity (deficit).............        138,746          96,014           (333)          567          370
Number of Employees at December 31,..............          1,401             276             89            29            9


See "Management's Discussion and Analysis of Financial Condition and Results of
 Operations" for a discussion of factors that affect the comparability of the selected financial data in the years presented above.

Item 7 Management's Discussion and Analysis of Financial Condition And Results of Operations

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this annual report. The consolidated financial statements included herein have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1(b) to the consolidated financial statements, the Company has suffered recurring losses from operations since inception and has a working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 1(b). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Overview

         On April 2, 2001, we changed our name to EasyLink Services Corporation. The name change was made to help create a corporate identity tied to our focus on outsourced messaging services.

         EasyLink Services Corporation, formerly Mail.com, Inc., is a leading global provider of outsourced messaging services to enterprises and service providers. Upon the completion of our acquisition of Swift Telecommunications, Inc. on February 23, 2001, we combined the businesses of Mail.com Business Messaging Services, Swift Telecommunications and the Easylink Services business acquired from AT&T Corp. by Swift Telecommunications. As a result of this combination, Easylink Services Corporation offers a comprehensive portfolio of messaging services to thousands of business customers worldwide, including a majority of the Fortune 500. We offer a broad range of messaging services to businesses and service providers, including managed e-mail and groupware hosting services; services that protect corporate e-mail systems such as virus protection, spam control and content filtering services; message delivery services such as electronic data interchange or "EDI," telex, desktop fax, broadcast and production messaging services; and professional messaging services and support.

         Until March 30, 2001, we also offered advertising services and consumer e-mail services to Web sites, ISP's and direct to consumers. In this market, we provided Web-based e-mail services or WebMail to Internet Service Providers
(ISPs) including several of the world's top ISPs, and we partnered with top branded Web sites to provide WebMail services to their users. In addition, we served the market directly through our flagship web site www.mail.com. On October 26, 2000, the Company announced its intention to sell its advertising network business and stated that it will focus exclusively on its established outsourced messaging business. The Company also announced that as a result of its decision to focus on its outsourced messaging business, it is streamlining the organization, taking advantage of lower cost areas and further integrating its technological and operational infrastructures. On March 30, 2001, we completed the sale of our advertising network and consumer e-mail business to Net2Phone. In connection with the sale, we entered into a hosting agreement under which we will host or arrange to host the consumer e-mailboxes for Net2Phone for a minimum of one year. We plan to transition the hosting of the consumer e-mail boxes to a third party provider in the near future.

         In March 2000, Mail.com formed WORLD.com to develop the Company's extensive portfolio of domain names into major Web properties, such as Asia.com and India.com, which serve the worldwide business-to-business and business-to-consumer marketplace. Through its subsidiaries, WORLD.com generates revenues primarily from sales of information technology products, system integration and website development for other companies, advertising related sales and commissions earned from booking travel arrangements. On November 2, 2000, the Company announced that it will sell all assets not related to its core outsourced messaging business, including its Asia.com Inc., and India.com Inc. subsidiaries, and its portfolio of category-defining domain names. See Notes 1, 2, 17 and 22 to our consolidated financial statements for additional information.

For the year ended December 31, 2000, total revenues were $61.2 million compared to $12.7 million for the year ended December 31, 1999 and $1.5 million for the year ended 1998. Net loss attributable to common shareholders was $229.5 million for the year ended December 31, 2000 as compared to $61.6 million for the year ended December 31, 1999 and $12.5 million for the year ended December 31, 1998.

During 2000, we generated approximately 50% of our revenues from business messaging services and approximately 36% of our revenue from the advertising network business. We also generated approximately 14% of our revenues from the sales of information technology products and the provision of local content and other Internet services associated with WORLD.com. A small portion of our revenues came from the sale of domain name assets. For the years ended December 31, 2000 and 1999, approximately $37.5 million and $1.8 million of our revenue was generated from companies we acquired since January 1, 1999. As indicated in
Note 1 of the notes to our consolidated financial statements, in the future, our focus will be centered exclusively on the outsourced business messaging market.

For the year ended December 31, 1999, we generated approximately 81% of our revenues from our advertising network business related sales and approximately 14% of our revenues from business messaging services. We also generated a small portion of our revenues from the sale of domain name assets and from e-mail service outsourcing fees paid by Web sites. We recognize revenues from the sale of domain names at the time of sale.

Our business messaging services include managed e-mail and groupware hosting services; services that protect corporate e-mail systems such as virus protection, spam control and content filtering services; message delivery services such as electronic data interchange or "EDI," telex, desktop fax, broadcast and production messaging services; and professional messaging services and support. We derive revenues from monthly per-user or per-message fees for managed e-mail and groupware hosting and virus protection, spam control and content filtering services; monthly per-message and usage-based charges for our message delivery services; and license and consulting fees for our professional services.

Revenue from e-mail and groupware hosting services, virus protection, spam control and content filtering services, message delivery services and professional services is recognized as the services are performed.

Facsimile license revenue is recognized over the average estimated customer life of 3 years. Business revenues for the years ended December 31, 2000 and 1999 were $30.3 million and $1.8 million, respectively. There were no business revenues during 1998.

Historically, our basic advertising network e-mail services were free to our members. Prior to our acquisition of NetMoves, we generated the majority of our revenues from our advertising network e-mail services, primarily from advertising related sales, including direct marketing and e-commerce promotion. We also generated revenues in the consumer market sector from subscription services, such as increased storage capacity. In December 2000, we delivered approximately 386 million page views and approximately 1.6 billion advertisements in our advertising network e-mail services. During 2000, we delivered approximately 4.7 billion page views.

We priced advertisements based on a variety of factors, including whether the advertising is targeted to a specific category of members or whether it is run across our entire network. We attempted to sell our available advertising space, or inventory, through a combination of advertisements that we sold on either a "cost per thousand" or "CPM" basis, or a "cost per action" basis. Advertising sales billed on a CPM basis require that the advertiser pay us an agreed amount for each 1,000 advertisements delivered. In a CPM-based advertising contract, we recognized revenues from advertising sales ratably as we deliver individual advertisements or impressions. In a cost per action contract, we recognized revenues as members "click" or otherwise respond to the advertisement. In the case of contracts requiring actual sales of advertised items, we experienced delays in recognizing revenues pending receipt of data from the advertiser.

We also delivered advertisements to our members through our Special Delivery permission-marketing program. Under this program, members identified categories of products and services of interest to them and requested that notices be sent to their e-mailbox about special opportunities, information and offers from companies in those categories. We recognized revenue as mailings were delivered.

On some occasions, we received upfront "placement" fees from advertising related to direct marketing and e-commerce promotion. These arrangements gave the customer the exclusive right to use our network to promote goods or services within their category. These exclusive arrangements generally lasted one year. We recorded placement fees as deferred revenues, and ratably recognized the revenues over the term of the agreement.

We also engaged in barter transactions. Under these arrangements, we delivered advertisements promoting a third party's goods and services in exchange for their agreement to run advertisements promoting our Webmail service. The number of advertisements that each party agrees to deliver, and hence the effective CPM, may not be equal. We recognized barter revenues ratably as the third party's advertisements were delivered to our members. We recorded cost of revenues ratably as our advertisements were delivered by the third party. Although our revenues and related costs of revenues were equal at the conclusion of the barter transaction, the amounts may not be equal in any particular period. We recorded barter revenues and expenses at the fair market value of either the services we provided or of those we received, whichever is more readily determinable under the circumstances. Barter revenues were approximately 3% of total revenues for the year ended December 31, 2000 as compared to 3% for the year ended December 31, 1999, and 11% for the year ended December 31, 1998.

Previously, we offered one-year, two-year, five-year and lifetime subscription periods. During March 1999, we increased our subscription rates and began offering only monthly and annual subscriptions. We recorded subscriptions as deferred revenues and recognize the revenues ratably over the term of the subscription. We used an eight-year amortization period for lifetime subscriptions. We offered a 30-day trial period for certain subscription services. We do not recognize any revenue during such period. We provided pro-rated refunds and chargebacks to subscription members who elect to discontinue their service. The actual amount of refunds and chargebacks approximated our expectations for all periods presented. In August 1999, in an effort to increase member sign ups and retention, we eliminated subscription fees for most of our premium e-mail addresses.

In the consumer market sector some of our contracts provide Webmail service at no cost to the partner. In connection with the sale of our advertising network, we have agreed to assign our rights under substantially all of these contracts to Net2Phone. In addition to assuming the costs to provide service, we also pay a percentage (up to 50%) of any advertising and subscription revenues attributable to our Webmail service at the partner's site. While most of our partners share in advertising and subscription revenues on a quarterly basis during the contract term, some of our partners are compensated or have the option to be compensated based on the number of member registrations. These contracts require us to pay an amount in cash for each member registration or confirmed member registration at the partner's site. In addition, under some of our contracts we paid our partners guaranteed minimum amounts and/or upfront scheduled payments, usually in the form of sponsorship or license fees. Because we expected to retain, at contract termination, most of the members that establish e-mailboxes, we accounted for both revenue sharing and per member costs as customer acquisition costs. We recorded these costs as sales and marketing expenses as we incur them.

Domain development revenues include revenues generated by WORLD.com and consist primarily of sales of information technology products. Revenues are also generated from system integration and website development, advertising, and commissions from booking travel arrangements. Revenues for the year ended December 31, 2000 were $8.5 million. There were no domain development revenues during 1999 or 1998.

Although we have experienced substantial growth in revenues in recent periods, we have incurred substantial operating losses since inception and will continue to incur substantial losses for the foreseeable future. As of December 31, 2000, we had an accumulated deficit of approximately $307.2 million.

In light of the evolving nature of our business and our limited operating history, we believe that period-to-period comparisons of our revenues and operating results are not meaningful and should not be relied upon as indications of future performance. We believe that advertising sales in traditional media, such as television and radio, generally are lower in the first calendar quarter. Our revenues are also affected by seasonal patterns in advertising, as well as current market conditions. We do not believe that our historical growth rates are indicative of future results.

Our prospects should be considered in light of risks, expenses and difficulties encountered by companies in the early stages of development, particularly companies in the rapidly evolving Internet market. See "Risk Factors That May Affect Future Results".

STOCK AND WARRANT ISSUANCES

Historically, some of our contracts have required us to issue shares of Class A common stock on a contingent basis. The amount of stock we were required to issue was usually based upon the number of member registrations during the preceding quarter or upon the achievement of performance targets. We recorded the non-cash expense as of the date we issued the stock or as of the date the targets were achieved, at the then fair market value of our stock. These expenses aggregated approximately $0; $2.5 million and $3.0 million for the years ended December 31, 2000, 1999 and 1998, respectively. Upon the closing of our initial public offering in June of 1999, we issued an aggregate of 2,368,907 shares of Class A common stock to CNET and Snap and 210,000 shares of Class A common stock to NBC Multimedia, valued an aggregate of $18.1 million, to settle in full our contingent obligation to issue shares to these parties. We no longer issue stock to third parties in connection with member registrations.

Under an agreement with CNN entered into August 1998, we issued 253,532 shares of our Class A common stock upon execution of a contract in August 1998. We agreed to issue the shares in anticipation of CNN's fulfillment of promotional obligations under the contract. We capitalized approximately $887,000 as a partner advance, the market value of the stock we issued and then amortized that amount over the length of the contract. During 2000 we recorded approximately $270,000 of amortization expense for this agreement as compared to $444,000 in 1999 and $173,000 in 1998. This amortization is included in sales and marketing expenses.

Under our agreement with GeoCities entered into in September 1998, GeoCities received 1.0 million shares of Class A common stock upon the commencement of the contract in consideration of the advertising, subscription and customer acquisition opportunities. In addition to our obligation to share revenue generated from the partnership with GeoCities, we were required to pay GeoCities a $1.5 million fee in three installments, the first of which was paid in December 1998. On May 1, 1999, GeoCities and Mail.com agreed to cancel and rescind the contract. Under this agreement, GeoCities retained the first $500,000 non-refundable payment that we paid to them under the original agreement and we are not required to pay the remaining $1 million. In addition, GeoCities returned to us the 1.0 million shares of Class A common stock issued to them. We also agreed to deliver advertisements over our network on behalf of GeoCities for the sixteen-month period commencing May 1999. The total payments by GeoCities for this advertising were $125,000 per month or $2 million in the aggregate over the sixteen-month period. In the second quarter of 1999, we reversed the issuance of shares and expensed the non-refundable fee previously paid to GeoCities.

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

Under a letter agreement and interim agreement dated May 26, 1999 and July 26, 1999, respectively, AT&T Corp. ("AT&T") and the Company agreed to negotiate in good faith to complete definitive agreements to establish a strategic relationship. We have not entered into a definitive agreement to establish the proposed strategic relationship, and, effective March 30, 2000, the letter agreement and the Interim Agreement were terminated. Under the May 26, 1999 letter agreement, we issued warrants to purchase 1.0 million shares of Class A common stock at $11.00 per share. AT&T had the option to exercise the warrants at any time on or before December 31, 2000. Since AT&T did not exercise the warrants on or before December 31, 2000, the warrants expired and were cancelled.

The Company recorded a deferred cost of approximately $4.3 million in the aggregate as a result of the issuance of these warrants to AT&T. As a result of the termination of the May 26 letter agreement and the July 26 interim agreement, the remaining unamortized portion of deferred costs of $3.3 million was expensed during 2000. The Company had amortized approximately $980,000 during 1999.

ACQUISITIONS, INVESTMENTS AND DIVESTITURES

         On February 8, 2000, we acquired NetMoves Corporation ("NetMoves"), a provider of Internet fax transmission services for approximately $168.3 million including acquisition costs of approximately $2.1 million. The acquisition was accounted for as a purchase business combination. We issued 6,343,904 shares of Class A common stock valued at approximately $145.7 million based upon our average trading price at the date of acquisition. In addition, we assumed outstanding options and warrants of NetMoves which represent the right to purchase 962,443 shares and 57,343 shares respectively, of our Class A common stock at weighted average exercise prices of $6.69 and $8.64, respectively. The options and warrants were valued at an aggregate of approximately $20.5 million.

NetMoves (now named Mail.com Business Messaging Services, Inc.) designs, develops and markets to businesses a variety of Internet document delivery services, including e-mail-to-fax, fax-to-e-mail, fax-to-fax and broadcast fax services. This acquisition enhances our presence in the domestic and international business service market, provides us with an established sales force and international distribution channels and expands our offering of Internet-based messaging services.

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

During the fourth quarter of 2000, we wrote off approximately $7.8 million of goodwill, as it was determined that the carrying value had become permanently impaired as a result of our November 2, 2000 decision, as approved by the Board of Directors, to sell all assets not related to its core outsourcing business, including its Asia-based businesses. Please see the discussion on Impairment Charges included in the Results of Operations and Liquidity and Capital Resources - Subsequent Events sections below for additional information.

In addition, we were obligated to issue up to an additional 719,899 shares of Mail.com Class A common stock in the aggregate to the former stockholders of eLong.com if Mail.com or Asia.com acquires less than $50.0 million in value of businesses engaged in developing, marketing or providing consumer or business internet portals and related services focused on the Asian market or a portion thereof, or businesses in furtherance of such a business, prior to March 14, 2001. The actual amount of shares issued will be based upon the amount of any shortfall in acquisitions below the $50.0 million target amount. We will either adjust goodwill and amortize such costs over the remaining life of the goodwill or record an additional impairment charge after assessing its recoverability, at the time the consideration becomes issuable. Based upon the value of the acquisitions completed as of March 14, 2001 we expect that we may be obligated to issue up to approximately 403,000 shares of our Class A common stock to the former stockholders of eLong.com. See Note 2 to our consolidated financial statements for additional information.

In the merger, certain former stockholders of eLong.com retained shares of Class A common stock of Asia.com representing approximately 4.0% of the outstanding common stock of Asia.com. Under a separate Contribution Agreement with Asia.com these stockholders contributed an aggregate of $2.0 million in cash to Asia.com in exchange for additional shares of Class A common stock of Asia.com, representing approximately 1.9% of the outstanding common stock of Asia.com. Pursuant to the Contribution Agreement, Mail.com (1) contributed to Asia.com the domain names Asia.com and Singapore.com and $10.0 million in cash and (2) agreed to contribute to Asia.com up to an additional $10.0 million in cash over the next 12 months and to issue, at the request of Asia.com, up to an aggregate of 242,424 shares of Mail.com Class A common stock for future acquisitions. As a result of the transactions effected pursuant to the Merger Agreement and the Contribution Agreement, Mail.com initially owned shares of Class B common stock of Asia.com representing approximately 94.1% of the outstanding common stock of Asia.com. Our ownership percentage decreased to 92% as of December 31, 2000. Asia.com granted to management employees of Asia.com options to purchase Class A common stock of Asia.com representing, as of December 31, 2000, 9% of the outstanding shares of common stock after giving effect to the exercise of such options.

The shares of Class A common stock of Asia.com are entitled to one vote per share and the shares of Class B common stock of Asia.com are entitled to 10 votes per share. The shares of Class A common stock and Class B common stock are otherwise subject to the same rights and restrictions.

         On March 16, 2000, in exchange for $2 million in cash and 185,686 shares of our Class A common stock valued at approximately $2.9 million, we acquired a domain name from and made a 10% investment in Software Tool and Die, a Massachusetts Corporation. Software Tool and Die is an Internet Service Provider and provides Web hosting services. We concluded that the carrying value of this cost-based investment was permanently impaired based on the achievement of business plan objectives and milestones and the fair value of the investment relative to our carrying value. During the fourth quarter of 2000, we recorded an impairment charge of $4.2 million due to an other-than-temporary decline in the value of this investment due to the decrease in net book value of the investment caused by its losses, as well as a result of our November 2, 2000 decision, as approved by the Board of Directors, to sell all assets not related to its core outsourcing business, including its Asia-based businesses. This amount is included in impairment of investments within other income (expense) in our 2000 statement of operations. Please see the section on Impairment Charges included in the Results of Operations section below for additional information.

         On March 31, 2000, we acquired a Mauritius entity, which in turn owned 80% of an Indian subsidiary, to facilitate future investments in India. The terms were $400,000 in cash and a $1 million 7% note payable due one year from closing. In June 2000, the Company acquired through the Mauritius entity the remaining 20% of the Indian subsidiary for $2.2 million in cash. In connection with this acquisition, we incurred a $1.8 million charge related to the issuance of 104,347 shares of Class A common stock, as compensation for services performed, and we paid $200,000 cash and an additional $200,000 payable in our Class A common stock as compensation for employees.

         On April 17, 2000, in exchange for $500,000 in cash, we acquired certain source code technologies, trademarks and related contracts relating to the InTandem collaboration product ("InTandem") from IntraACTIVE, Inc., a Delaware corporation (now named Bantu, Inc., "Bantu"). On the same date, we also paid Bantu an upfront fee of $500,000 for further development and support of the InTandem product. On the same date, pursuant to a Common Stock Purchase Agreement, Mail.com acquired shares of common stock of Bantu representing approximately 4.6 % of Bantu's outstanding capital stock in exchange for $1 million in cash and 462,963 shares of Class A common stock, valued at approximately $3.6 million. Pursuant to the Common Stock Purchase Agreement, Mail.com also agreed to invest up to an additional $8 million in the form of shares of Mail.com Class A Common stock in Bantu in three separate increments of $4 million, $2 million and $2 million, respectively, based upon the achievement of certain milestones in exchange for additional shares of Bantu common stock representing 3.7%, 1.85% and 1.85%, respectively, of the outstanding common stock of Bantu as of April 17, 2000. The number of shares of our Class A common stock issuable at each closing will be based on the greater of $9 per share and the average of the closing prices of our Class A common stock over the five trading days prior to such closing date. In July 2000, we issued an additional 92,593 shares of our Class A common stock valued at approximately $590,000 to Bantu in accordance with a true-up provision in the Common Stock Purchase Agreement. In September 2000, we issued an additional 444,444 shares of our Class A common stock valued at approximately $2.9 million as payment for the achievement of a milestone indicated above. We account for this investment under the cost method.

         During the second quarter of 2000, Asia.com acquired three companies for approximately $18.4 million, including acquisition costs. Payments consisted of cash approximating $500,000, 1,926,180 shares of Mail.com Class A common stock valued at approximately $11.6 million and 4,673,448 shares of Asia.com Class A common stock valued at approximately $6.1 million, all of which were based upon our average trading price on the dates of acquisition.

During the fourth quarter of 2000, approximately $12 million of goodwill was written off as the Company determined that the carrying value of the goodwill associated with one of these acquisitions focused on the wireless sector had become permanently impaired as a result of our November 2, 2000 decision, as approved by the Board of Directors, to sell all assets not related to its core outsourcing business, including its Asia-based businesses. Please see the discussion on Restructuring Charges included in the Results of Operations section below for additional information.

Under a stock purchase agreement associated with one of the Asia.com acquisitions, the Company agreed to pay a contingent payment of up to $5 million if certain wireless revenue targets are reached after the closing. The contingent payment was payable in Mail.com Class A common stock, cash or, under certain circumstances, Asia.com Class A common stock. Management currently does not expect to achieve these wireless revenue targets and, accordingly, does not expect to issue any additional consideration.

         During the third quarter of 2000, the Company acquired two business messaging companies by issuing 710,195 shares of Mail.com Class A common stock valued at approximately $4.3 million based upon the Company's average trading price at the date of acquisition. These acquisitions were accounted for as a purchase business combination.

         On July 14, 1999, we purchased an equity interest in 3Cube, Inc ("3Cube"). Under the agreement, we paid $1.0 million in cash and issued 80,083 shares of our Class A common stock, valued at approximately $2.0 million, in exchange for 307,444 shares of 3Cube convertible preferred stock, which represents an equity interest of less than 20% in 3Cube. We recorded this transaction under the cost method. This agreement also included a technology licensing arrangement, whereby 3Cube agreed to integrate its Internet facsimile technology into our email service across our partner network. On June 30, 2000, the Company made an additional investment in 3Cube by issuing 255,049 shares of Class A common stock valued at approximately $1.5 million in exchange for 50,411 shares of 3Cube Series C Preferred Stock. As of December 31, 2000 Mail.com owned preferred stock of 3Cube representing an ownership interest of 21% of the combined common and preferred stock outstanding of 3Cube. Accordingly, we now account for this investment under the equity method of accounting. Under the equity method, our proportionate share of each investee's operating losses and amortization of the investor's net excess investment over its equity in each investee's net assets is included in loss on equity investments. The effect of this change from the cost method to the equity method of accounting resulted in a decrease of the carrying value of the investment by $2.1 million which is included in loss on equity investment in our 2000 statement of operations. In addition, in December 2000, we wrote down the value of its investment in 3Cube by $200,000 as it was determined that the decline in its value was other-than-temporary which is included in impairment of investments within other income (expense) in our 2000 statement of operations. Please see the section on Impairment Charges included in the Results of Operations section below for additional information.

         On August 20, 1999, we acquired The Allegro Group, Inc. ("Allegro"). Pursuant to the terms of the merger agreement, Allegro became a wholly owned subsidiary of Mail.com. In connection with this acquisition, we paid approximately $3.2 million in cash and issued 1,102,973 shares of our Class A common stock to the shareholders of Allegro valued at $17.1 million based upon our average trading price at the date of acquisition. We also paid one-time signing bonuses of $800,000 to employees of Allegro who were not shareholders of Allegro. We were obligated to pay additional amounts based upon Allegro's achievement of specified revenue and spending targets in 2000. This contingent payment would consist of up to $3.2 million payable in cash, additional bonus payments of up to $800,000 and up to $16.0 million payable in shares of our Class A common stock based on the market value of the stock at the time of payment, up to a maximum of 2,000,000 shares. We also granted options to Allegro employees to purchase approximately 625,000 shares of our Class A common stock at an exercise price of $16.00 per share. These options vest quarterly over four years, subject to continued employment. This acquisition has been accounted for as a purchase business combination. On November 2, 2000, the Company settled its contingent consideration obligation with Allegro. We will pay to the former shareholders of Allegro 283,185 shares of our Class A common stock. Payment shall be made on December 31, 2001. At the time the consideration becomes issuable, the Company will adjust the purchase price and reflect additional goodwill, and will ratably amortize such costs over the remaining life of the goodwill.

The valuation of the write-off of acquired in-process technology in the amount of $900,000 in connection with the acquisition of Allegro was based on an independent appraisal which determined that the new versions of MailZone technology acquired from Allegro had not been developed into the platform required by us at the date of acquisition. As a result, we were required to expend significant capital expenditures to successfully integrate and develop the new versions of the MailZone technology, and there is considerable risk that this technology will not be successfully developed. If this technology is not successfully developed, there will be no alternative use for the technology. The MailZone technology is an enabling technology for e-mail communications and includes message management, license, traffic and reporting. Our consolidated statements of operations reflect a one-time write-off of the amount of the purchase price of Allegro allocated to acquired in-process technology of $900,000.

         On October 18, 1999, the Company acquired TCOM, Inc. ("TCOM") a software technology development firm specializing in the design of software for the telecommunications and computer telephony industries. The addition of TCOM expanded the Company's ability to deliver Internet services that meet the demand of our business customers.

The Company is not continuing the business operations of TCOM but made the acquisition in order to obtain technology and development resources. We paid $2 million in cash and 439,832 shares of our Class A common stock valued at approximately $6.1 million based upon our average trading price at the date of acquisition. In addition we are obligated to pay to the continuing employees of TCOM, bonuses totaling $400,000, payable in six-month installments after the closing date in the amounts of $74,000, $88,000, $116,000 and $122,000, provided such employees continue their employment through the applicable payment dates. As of December 31, 2000 approximately $143,000 was paid.

We may be obligated to pay additional consideration to the sellers of TCOM based upon the achievement of certain objectives over an 18-month period. The additional consideration would consist of up to $1.0 million payable in cash and up to $2.75 million payable in shares of our Class A common stock based on the market value at the time of payment, although the market value shall be deemed to be not less than $4.00 per share. We also granted options to TCOM employees to purchase approximately 459,330 shares of our Class A common stock at an exercise price of $13.06 per share. These options vest quarterly over 4 years subject to continued employment. On November 1, 2000, the Company settled its contingent consideration obligation with TCOM. We will pay the former shareholders of TCOM a total of $3.75 million, comprised of a cash payment of $1 million and $2.75 million in Mail.com Class A common stock, on April 18, 2001, determined based on the market price at that time, but not less than $4.00 per share. The Company adjusted the purchase price for the $1 million payment and is amortizing such costs over the remaining life of the other intangible assets, namely workforce. Upon the issuance of the shares, we will either adjust other intangible assets and amortize such costs over the remaining life of the other intangible assets or record an impairment charge after assessing its recoverability. Please see the discussion on our first quarter of 2001 restructuring charge in the Liquidity and Capital Resources -- Subsequent Events section and Note 22(f) to our consolidated financial statements.

         On November 24, 1999, the Company acquired iFan, Inc. ("iFan"), which owns various domain names. The acquisition has been accounted for as an acquisition of assets. IFan had limited operations. We issued 72,704 shares of our Class A common stock valued at approximately $1.6 million. The value was determined by using the average of the Company's Class A common stock around the closing date, which occurred simultaneously with the announcement date. In addition, all outstanding iFan, stock options were converted into 16,965 non-qualified stock options of Mail.com at a weighted-average exercise price of $11.41 per share. The value ascribed to the options using the Black Scholes pricing model ($370,000) was part of the $2.1 million purchase price. The excess of the purchase price over the net book value of the domain assets acquired of iFan has been allocated to other intangible assets (non-compete agreements). Such amount is being ratably amortized over a period of three years, the expected period of benefit. In December 2000, we wrote off $160,000 of domain names as part of our restructuring program. Please see the Restructuring section below for additional information.

         On December 30, 1999, we acquired Lansoft U.S.A., Inc., ("Lansoft") a provider of email management, e-commerce and Web hosting services to businesses and added approximately 690 business customers. The acquisition was accounted for as a purchase business combination. We issued 152,006 shares of our Class A common stock valued at approximately $2.7 million based upon our average trading price at the date of acquisition. In addition the board of directors approved the Lansoft Stock Option Plan, providing for the issuance of 100,000 non-qualified stock options at an exercise price of $17.06 per share to selected employees of Lansoft. All such options were issued immediately after the consummation of the Lansoft acquisition and vest quarterly over 4 years subject to continued employment.

We may be obligated to issue up to 375,000 Shares of Class A common stock as additional consideration to the sellers of Lansoft based upon the achievement of certain targets in calendar year 2000. Management has determined that the revenue targets were not achieved for the calendar year 2000.

         On February 23, 2001, we acquired Swift Telecommunications, Inc., ("STI"). In January 2001, STI acquired the EasyLink Services business ("EasyLink Services") from AT&T Corp. STI, together with its newly acquired EasyLink Services business, is a global provider of messaging services such as telex, fax, electronic data interchange and e-mail.

At the closing of the acquisition by STI of the EasyLink Services business from AT&T, Mail.com advanced $14 million to STI in the form of a loan, the proceeds of which were used to fund part of the cash portion of the purchase price to AT&T. Upon the closing of the acquisition of STI, Mail.com assumed a $35 million note issued by STI to AT&T. The $35 million note will be secured by the assets of STI, including the EasyLink Services business, and the shares of Mail.com Class A common stock to be issued to the sole shareholder in the Merger. The note is payable in equal monthly installments over four years and bears interest at the rate of 10% per annum. The note is subject to mandatory prepayment upon the sale of specified assets of STI, including the EasyLink Services business, and in certain other events. The note also contains certain customary covenants and events of default, including limitations on the ability of Mail.com to incur additional indebtedness and to incur additional liens on the STI and EasyLink assets.

Upon the closing of the acquisition of STI, Mail.com paid to the sole shareholder of STI $835,294 in cash and issued an unsecured note for approximately $9.2 million and approximately 19 million shares of Mail.com Class A common stock valued at approximately $23 million as the purchase price for the acquisition of STI. Mail.com will also pay additional consideration to the sole shareholder of STI equal to the amount of the net proceeds, after satisfaction of certain liabilities of STI and its subsidiaries, from the sale or liquidation of the assets of one of STI's subsidiaries. Mail.com also reimbursed the sole shareholder of STI for a $1.5 million advance made to STI, the proceeds of which were used to fund the balance of the cash portion of the purchase price for STI's acquisition of the EasyLink Services business and certain other obligations to AT&T. The $9.2 million note will be payable in four equal semi-annual installments over two years and may be prepaid in whole or in part at any time and from time to time without payment of premium or penalty. The note will be non-interest bearing unless Mail.com fails to make a required payment within 30 days after the due date therefore. Thereafter, the note will bear interest at the rate of 10% per annum. The note also contains certain customary events of default.

As part of the transaction with STI, Mail.com has also agreed to acquire Telecom International, Inc. (which is an affiliate of STI and conducts business under the name "AlphaTel") and the 25% minority interests in two STI subsidiaries for $164,705 in cash, promissory notes in the aggregate principal amount of approximately $1.8 million and 3.7 million shares of Mail.com Class A common stock. These additional transactions are subject to execution of definitive documentation, receipt of regulatory approvals and other customary conditions.

DEFERRED COMPENSATION

We have recorded amortization of deferred compensation of approximately $274,000, $365,000 and $71,000 for the years ended December 31, 2000, 1999 and
1998, respectively, in connection with the grant of stock options to one of our officers. This deferral, which totaled $1.1 million at the date of the grant, represents the difference between the deemed fair value of our common stock for accounting purposes and the exercise price of the options at the date of grant. This amount is represented as a reduction of stockholders' equity and amortized over the three-year vesting period. Amortization of deferred stock compensation is charged to sales and marketing expense on the statement of operations. During the fourth quarter of 2000, the officer's employment terminated and the remaining $387,000 of unamortized deferred compensation was charged to additional paid in capital, representing forfeited options.

During the second quarter of 1999, the Company issued 105,150 and 5,000 stock options to certain employees at $5.00 per share. The fair value of the Company's common stock on the dates of grant was $11 and $7 per share, respectively. Accordingly, the Company recorded deferred compensation of approximately $641,000 in connection with these options. At December 31, 2000, 40,400 stock options are outstanding and the unamortized deferred compensation of $141,000 is being amortized over the four-year vesting period of the applicable options.

Stock Option Repricing

On May 31, 2000, the Board of Directors approved the cancellation and re-issuance of 500,000 options to an executive at an exercise price of $5.53 per share based on the closing price of the Company's Class A common stock on May 31, 2000. The options had an original exercise price of $12.44. The new options vest at the same rate that they would have vested under previous plans. Pursuant to FIN 44, stock options re-priced after December 15, 1998 are subject to variable plan accounting. The total compensation charge for the year ended December 31, 2000 approximated $6,000.

On November 14, 2000, the Company offered to certain employees, officers and directors, other than the chairman, the right to reprice certain outstanding stock options to an exercise price equal to the closing price of the Company's Class A common stock on NASDAQ on November 14, 2000. Options to purchase an aggregate of 6,327,986 shares are subject to repricing, including 500,000 options previously repriced on May 31, 2000. The repriced options will vest at the same rate that they would have vested under their original terms except that shares issuable upon exercise of these options may not be sold until after November 14, 2001. In March 2000, Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25" ("Interpretation"). Among other issues, this Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. As a result, under the Interpretation, stock options repriced after December 15, 1998 are subject to variable plan accounting treatment. This guidance requires the Company to remeasure compensation cost for outstanding repriced options each reporting period based on changes in the market value of the underlying common stock. Depending upon movements in the market value of the Company's common stock, this accounting treatment may result in significant non-cash compensation charges in future periods.

RESULTS OF OPERATIONS

Revenue

Revenues in 2000 were $61.2 million as compared to $12.7 million in 1999 and $1.5 million in 1998. The increase of $48.5 million in 2000 was due primarily to revenues from the business messaging market, which we entered during the third quarter of 1999, an increase in the growth in our number of seats and corresponding page views, and revenues generated from the sales of information technology products and the provision of local content and other Internet services associated with WORLD.com, which we commenced during the first quarter of 2000. The increase of $11.2 million in 1999 was due primarily to commencing advertising sales in the second half of 1998 and an increase in the growth in our number of seats and corresponding page views. During 2000, our members established approximately 10.8 million seats as compared to 6.9 million in 1999 and 2.9 million in 1998. The cumulative total of seats established approximates
21.2 million as of December 31, 2000.

Business messaging revenues for the year ended December 31, 2000 was $29.0 million as compared to $1.8 million in 1999. Business messaging revenues were derived from facsimile transmission services including email to fax, fax to email, enhanced fax, broadcast services; Internet email services, consisting of services that enable networks to connect to the Internet, email hosting services and email message management services including virus scanning, attachment control, spam control, legal disclaimers and real time Web-based reporting and collaboration, software and services such as group calendar, document sharing and project management; and sales of software licenses.

Revenues from subscription services were $719,000, $601,000 and $285,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

Other revenue, primarily from the sale or lease of domain names, was $642,000, $672,000 and $93,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

Advertising network revenues for the year ended December 31, 2000 were $22.4 million as compared to $9.7 million in 1999 and $1.1 million in 1998. Included in advertising network revenues are barter revenues of $1.6 million, $404,000 and $162,000 for the years ended December 31, 2000, 1999 and 1998, respectively. For the years ended December 31, 2000, 1999 and 1998, revenue from the Company's five largest advertisers accounted for approximately 8%, 23% and 44%, respectively. Approximately 31% of our revenue came from one advertiser in 1998. No advertiser exceeded 10% of our revenue in either 2000 or 1999.

Domain development revenues were $8.5 million for the year ended December 31, 2000. These revenues were generated by WORLD.com and consist primarily of sales of information technology products. Revenues were also generated from system integration and website development for companies, advertising and commissions for booking travel arrangements. There were no domain development revenues during 1999 or 1998.

As previously mentioned, we announced our intention to sell our advertising network business and focus exclusively on its established outsourced messaging business. We also announced that as a result of our decision to focus on our outsourced messaging business, we are streamlining the organization, taking advantage of lower cost areas and further integrating our technological and operational infrastructures. Additionally, we announced that we would sell all assets not related to our core outsourced messaging business, including our Asia.com Inc. and, India.com Inc. subsidiaries, and our portfolio of category-defining domain names. Upon the completion of the sale of these assets we anticipate that future revenues will be derived from our outsourced business messaging operations.

OPERATING EXPENSES

Cost of Revenues

Cost of revenues for the year ended December 31, 2000 was $55.7 million as compared to $13.8 million and $2.9 million in 1999 and 1998, respectively. Cost of revenues consists primarily of costs incurred in the delivery and support of our email service and facsimile services, including depreciation of equipment used in our computer systems, the cost of telecommunications services including local access charges, leased network backbone circuit costs and long distance domestic and international termination charges, and personnel costs associated with our systems, databases and graphics. Cost of revenues also includes costs associated with licensing third party network software. In addition, we report the cost of barter trades, amortization of certain domain assets, and the cost of domain names that have been sold in cost of revenues. During 2000, we purchased and leased significant amounts of capital equipment for our computer systems to accommodate the current growth and in anticipation of the future growth in the number of e-mailboxes. As a result, depreciation expense increased significantly during the year ended December 31, 2000 as compared to 1999. Cost of revenues was also significantly impacted during 2000 due to our entry into the business messaging market during the third quarter of 1999 and the development of WORLD.com during the first quarter of 2000. In addition, we substantially increased headcount in the technology related departments during 2000 as compared to 1999. During 2000, barter expense was approximately $1.6 million as compared to $360,000 and $233,000 in 1999 and 1998, respectively. We anticipate that cost of revenues will decrease upon the sale of our advertising network and domain properties, but will continue to increase in the outsourced messaging business.

Comparing 1999 to 1998, the increase of $10.9 million was primarily due to the purchase and leasing of significant amounts of capital equipment for our computer systems to accommodate the current growth and in anticipation of the future growth in the number of e-mailboxes. As a result there was a significant increase in depreciation expense. At the same time, we substantially increased headcount in the relevant groups in 1999.

Sales and Marketing Expenses

Sales and marketing expenses were $66.9 million in 2000 as compared to $29.5 million in 1999 and $6.7 million in 1998. The $37.4 million increase in 2000 was primarily due to the expansion of sales and marketing efforts and the establishment of partner agreements with third party Web sites. The primary component of sales and marketing expenses are customer acquisition costs. The costs related to customer acquisitions paid in cash to partners were $ 4.5 million in 2000, $3.0 million in 1999 and $1.7 million in 1998. The costs related to customer acquisitions through the issuance of Class A common stock were none in 2000, approximately $8.9 million in 1999, $3 million in 1998. We are no longer incurring customer acquisition costs through the issuance of stock. An amendment to the CNET, Snap and NBC agreement signed during the second quarter of 1999 eliminated the monthly issuance of shares, but required us to issue the remaining shares under the contract simultaneously with our initial public offering. The value of these shares ($18.1 million) is being amortized over the subsequent two-year period. We recorded approximately $ 9.2 million and $5.0 million of amortization expense in connection with the issuance of these shares in 2000 and 1999, respectively. We also recorded approximately $270,000, $444,000 and $173,000 in amortization of partner advances of shares to CNN for the years ended December 31, 2000, 1999 and 1998, respectively. As previously mentioned, during the first quarter of 2000, the Company expensed $3.3 million of deferred costs related to the AT&T warrants and amortized approximately $980,000 in 1999. Also included in this category are advertising expenses related to the radio, television and print advertising campaigns during 2000 and the second half of 1999 to build our brand. The remainder of the costs in this category relates to salaries and commissions for sales, marketing, and business development personnel. Sales and marketing costs were also impacted during the year ended December 31, 2000 as a result of our entry into the business messaging market during the third quarter of 1999 and the development of WORLD.com during the first quarter of 2000. We anticipate that sales and marketing costs will decrease in the future based upon our strategy of focusing on our outsourced messaging business.

Comparing 1999 to 1998, the $22.8 million increase resulted from entering into several new partner relationships and the related customer acquisition costs, and the hiring of an advertising sales force to support the commencement of advertising sales. Additionally we incurred advertising costs related to the launch of our national radio and television advertising campaign during the second half of 1999 to build our brand. We also amortized costs related our partner advances with CNN, AT&T and CNET.

General and Administrative

General and administrative expenses were $45.4 million in 2000 as compared to $12.1 million in 1999 and $3.5 million in 1998. The $33.3 million increase in 2000 was attributable to increased personnel and related costs, including recruiting fees and increased facilities costs. At December 31, 2000, the number of employees was 1,401 as compared to 276 at December 31, 1999 and 89 at December 31, 1998. General and administrative expenses consist primarily of compensation and other employee costs including customer support and other corporate functions as well our provision for doubtful accounts and overhead expenses. In addition, general and administrative expenses increased during 2000 as compared to 1999 and 1998 due to our entry into the business messaging market and the development of WORLD.com. In connection with the Mauritius acquisition, we incurred a $1.8 million charge related to the issuance of 104,347 shares of our Class A common stock as compensation for services performed and $200,000 cash and an additional $200,000 payable in our Class A common stock as compensation for employees. We anticipate that general and administrative costs will decrease upon the sale of our advertising network and domain properties.

Comparing 1999 to 1998, the $8.6 million increase was primarily due to an increased personnel and personnel related costs, including recruiting fees, primarily due to an increase in the number of employees, the impact of a full year of customer service coverage to 24 hours per day, 7 days per week, and increased facilities costs.

Product Development

Product development costs were $19.5 million in 2000 as compared to $7.0 million in 1999 and $1.6 million in 1998, respectively. The $12.5 million increase was primarily due to increased staffing and consulting costs to add new features, design new services and upgrade existing services. Product development costs consist primarily of personnel and consultants' time and expense to research, conceptualize, and test product launches and enhancements to e-mail products and our partners' and our e-mail web site. Additionally, product development costs have increased during 2000 as compared to 1999 and 1998 due to our entry into the business messaging market during the third quarter of 1999 and development of WORLD.com during the first quarter of 2000. We anticipate that product development costs will decrease upon the sale of our advertising network and domain properties.

Comparing 1999 to 1998, the $5.4 million increase was primarily due to increased staffing and consulting costs to add new features, design new services and redesign existing services. During 1999 a portion of the consulting expenses were paid through the issuance of 55,000 shares of our Class A common stock valued at $275,000.

Amortization of Goodwill and Other Intangible Assets and Write-Off of Acquired In-Process Technology

Amortization of goodwill and other intangible assets and the write-off of acquired in-process technology resulted from the acquisitions made during 2000 and 1999. Goodwill represents the excess of the purchase price over the fair market value of the net assets acquired and is being amortized over a 3 to 5 year period. Purchased in process technology was $7.7 million for the year ended December 31, 2000 and $900,000 for the year ended December 31, 1999. Amortization of goodwill and other intangible assets was $60.8 million and $3.0 million for the years ended December 31, 2000 and 1999, respectively. There was no amortization of goodwill or write-off of acquired in-process technology in 1998.

Restructuring Charges

On October 26, 2000, we announced our intention to sell our advertising network business and that we will focus exclusively on our established outsourced messaging business. We also announced that as a result of our decision to focus on our outsourced messaging business, we are streamlining the organization, taking advantage of lower cost areas and further integrating our technological and operational infrastructures and sale of our non-core assets. On November 2, 2000, we announced that we will sell all assets not related to our core outsourced messaging business, including our Asia.com Inc. and India.com Inc. subsidiaries, and our portfolio of category-defining domain names.

During the fourth quarter of 2000, we recorded a restructuring charge of $18.4 million in accordance with the provisions of EITF 94-3, SFAS 121 and Staff Accounting Bulletin 100. Our restructuring initiatives are related to our strategic decisions to exit the consumer messaging business and to focus on the Company's outsourced messaging business (business messaging). The restructuring program includes an aggregate net reduction in the workforce of approximately 125 employees. Asset disposals of $13.9 million reflect write-downs of goodwill and other intangible assets of $12.2 million in connection with management's decision to abandon two of its Asian based business units (the majority of which relates to its wireless business unit), $0.2 million of impaired domain names and a writedown of $1.5 million of fixed assets and leasehold improvements in connection with our exit of certain leased office space, including our former New York City based headquarters.

The following sets forth the activity in our restructuring reserve (in thousands):

                               Beginning               Current year-         Current year-     Ending
                               balance                 provision             utilization       balance
                               -------                 ---------             -----------       -------
Employee termination
 benefits                      $--                     $     818             $     259         $      559
Lease abandonments              --                         3,136                    --              3,136
Asset disposals                 --                        13,926                13,926                 --
Other exit costs                --                           508                   155                353
                               ---                     ---------             ---------         ----------
                               $--                     $  18,388             $  14,340         $    4,048
                               ===                     =========             =========         ==========


Impairment Charges

The Company's management performs on-going business reviews and, based on quantitative and qualitative measures, assesses the need to record impairment losses on long-lived assets used in operations when impairment indicators are present. Where impairment indicators were identified, management determined the amount of the impairment charge by comparing the carrying value of goodwill and other long-lived assets to their fair values. These evaluations of impairments are based upon an achievement of business plan objectives and milestones of each business, the fair value of each ownership interest relative to its carrying value, the financial condition and prospects of the business and other relevant factors. The business plan objectives and milestones that are considered include among others, those related to financial performance, such as achievement of planned financial results and completion of capital raising activities, if any, and those that are not primarily financial in nature, such as launching or enhancements of a web site or product, the hiring of key employees, the number of people who have registered to be part of the associated business' web community, and the number of visitors to the associated business' web site per month. Management determines fair value based on the market approach, which includes analysis of market price multiples of companies engaged in lines of business similar to the business being evaluated. The market price multiples are selected and applied to the business based on the relative performance, future prospects and risk profile of the business in comparison to the guideline companies. As a result, during management's quarterly review of the value and periods of amortization of both goodwill and other long-lived assets, it was determined that the carrying value of goodwill and certain other intangible assets were not fully recoverable.

The business for which impairment charges were recorded (eLong.com) operates in the Chinese portal market, which has experienced a significant and continuing decline in revenue multiples over the past several quarters in comparison to the metrics in place at the time the acquisition was valued. In addition, both Chinese and US portals have experienced declines in operation and financial metrics over the past several quarters, primarily due to the continued weak overall demand of on-line advertising and marketing services combined with lower than expected e-commerce transactions, in comparison to metrics forecasted at the time of their respective acquisitions. These factors significantly impacted current projected revenue generated from this business. The impairment analysis considered that this business was recently acquired and that the intangible assets recorded upon acquisition of this business were being amortized over a three-year useful life. The amount of the impairment charge was determined by comparing the carrying value of goodwill and other long-lived assets to fair value at December 31, 2000. The methodology used to test for and measure the amount of impairment was based on the same methodology we used during our initial acquisition value of eLong.com. As a result management determined that the carrying value eLong.com should be adjusted. Accordingly, during the fourth quarter of 2000, we recorded an impairment charge of approximately $7.8 million to adjust the carrying value of eLong. The impairment factors evaluated by management may change in subsequent periods, given that our business operates in a highly volatile business environment. This could result in material impairment charges in the future.

Other Income (Expense), Net

Other income (expense), net includes interest income from our cash investments and marketable securities, gain on the sale of investments and interest expense related to our convertible note offering, notes payable and capital lease obligations.

Interest income for the year ended December 31, 2000 was $5.2 million as compared to $1.9 million in 1999 and $277,000 in 1998. The increase in 2000 was principally due to higher cash balances after we completed our convertible note offering in January 2000. The increase in 1999 was due to higher cash balances after we completed a private placement of preferred stock in March 1999, our initial public offering in June 1999, additional proceeds from the exercise of the underwriters over-allotment of shares in July 1999 as it related to our initial public offering and the proceeds relating to the exercise of warrants.

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

Interest expense was $9.6 million in 2000 as compared to $751,000 in 1999 and $109,000 in 1998. The increase in 2000 was primarily due to interest related to our convertible note offering as well as new capital lease obligations. Most of our computer equipment purchases are financed under capital leases. The increase in 1999 was due to interest recorded on our capital lease obligations, as we financed most of our computer equipment purchases.

As indicated above, management performs on-going business reviews and, based on quantitative and qualitative measures, assesses the need to record impairment losses on its investments when impairment indicators are present. Management determined that the decline in value of its cost investment in Software Tool and Die was other-than-temporary and recorded a charge of $4.2 million for the year ended December 31, 2000. Additionally, as a result of sequential declines in the operating results of 3Cube, management made an assessment of the carrying value of its equity investment and determined that it was in excess of its estimated fair value. Consequently, we wrote down our investment and recorded an impairment charge of $200,000 in the fourth quarter of 2000.


Preferred Stock Dividend

Upon the closing of our initial public offering, we settled in full all of our contingent obligations to issue additional shares of stock to our former preferred stockholders by issuing 968,800, 944,139, and 166,424 shares of our Class A common stock to stockholders who formerly held Classes A, C and E preferred shares, respectively. All outstanding shares of preferred stock were converted on an one-for-one basis into shares of Class A common stock.

Liquidity and Capital Resources

Since our inception, we have obtained financing through private placements of convertible debt and equity securities, equipment leases, our initial public offering including the exercise of the over-allotment option and through a convertible debt offering. In March 1999, we received net proceeds of $15.2 million from the sale of our Class E convertible preferred stock. In June 1999, we received net proceeds of approximately $50.6 million from our initial public offering and the concurrent share issuance to CNET and NBC Multimedia for the exercise of their warrants to purchase Class A common stock. In July 1999, we received an additional $6.7 million when the underwriters exercised their over-allotment option. In January 2000, we received net proceeds of $96.1 million from our convertible debt offering. We also finance the majority of our capital expenditures through lease lines.

During the third quarter of 2000, India.com Inc, our majority owned subsidiary, issued 13,657,692 shares of Series A convertible exchangeable preferred stock for proceeds of approximately $14.2 million. These shares are convertible into India.com Class A common stock at the initial purchase price of the preferred shares, subject to certain anti dilution adjustments.

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

Under terms of the Master Lease Agreement, we have the option to purchase the equipment at the then fair market value of the equipment at lease expiration. In December 2000, GATX reduced the $12 million line to $10.4 million, the amount that was drawn down and outstanding at December 31, 2000.

On March 31, 2000, we entered into a $2 million Master Lease Agreement with Leasing Technologies International, Inc ("Leasing Technologies"). The lease line provides for the lease of new computers, office automation and other equipment. Terms of individual leases signed under the Master Lease Agreement call for a 36-month lease term, rent payable monthly in advance. The effective interest rate is 14.7% and is adjustable based on prime. In addition, a security deposit equal to one months rent is payable at individual lease inception. In December 2000, Leasing Technologies reduced the $2 million line to $1.2 million, the amount that was drawn down and outstanding at December 31, 2000.

Under terms of the Master Lease Agreement at the end of the lease term, the Company has the option to either purchase, return the equipment, or extend the lease term by twelve months, at a set percent of the original price. In the latter case, the lease terms provide for a discounted monthly rental and a bargain purchase option at the expiration of the twelve-month extension.

Net cash used in operating activities was $112.2 million for the year ended December 31, 2000, $28.4 million for the year ended December 31, 1999, and $4.8 million for the year ended December 31, 1998. Cash used in operating activities was impacted by the net loss from operations and purchases of marketable securities, offset in part by a write-off of in-process technology, non-cash charges principally related to the amortization of partner advances, depreciation and amortization of fixed assets, amortization of goodwill and other intangible assets, proceeds from the sales and maturities of marketable securities, the provision for restructuring and impairments, and changes in operating assets and liabilities. In 1999, cash used in operating activities was impacted by the net loss from operations, and purchases of marketable securities and gain on the sale of investments, offset in part by increases in accounts payable and accrued expenses, non-cash charges related to partner agreements, non-cash compensation, depreciation of fixed assets and amortization of goodwill and other intangible assets. In 1998, cash used in operating activities was impacted by the net loss from operations, offset in part by non-cash compensation related to partner agreements, and changes in operating assets and liabilities.

Net cash used in investing activities was $18.9 million for the year ended December 31, 2000, $13.5 million for the year ended December 31, 1999, and $3.9 million for the year ended December 31, 1998. Net cash used in investing activities consisted primarily of purchases of property and equipment, purchases of investments and purchases of intangible assets, offset in part by proceeds from the sale and leaseback of certain of our computer equipment and from net cash received from acquired companies. In 1999, net cash used in investing activities consisted primarily of purchases of computer equipment as we expanded our technology infrastructure, cash paid for the acquisitions of Allegro, TCOM and iFan, purchases of domain assets, and purchases of restricted investment, offset in part by the proceeds from the sale of investment and proceeds from the sale/leaseback of computer equipment. In 1998, net cash used in investing activities was impacted by purchases of property and equipment and purchases of domain assets, offset in part by proceeds from the sale/leaseback of computer equipment.

Net cash provided by financing activities were $101.9 million for the year ended December 31, 2000, $70.3 million for the year ended December 31, 1999, and $16.2 million for the year ended December 31, 1998. During the year ended December 31, 2000, $96.1 million was received from our convertible note offering, net of issuance costs, $16.2 million was received from the sale of a subsidiary interest, partially offset by payments under capital lease obligations of $8.4 million and by principal payments of notes payable of $4.8 million. During the year ended December 31, 1999, $49.8 million was received from our initial public offering including the underwriters' over-allotment option. This excludes an additional $8.1 million of proceeds from the exercise of Class A common stock warrants from CNET and NBC Multimedia and from the exercise and purchase of some employee stock options. Additionally, $15.2 million was received in net proceeds from the sale of Class E preferred stock in 1999.

At December 31, 2000, the Company maintained approximately $1.7 million in letters of credit ("LC") with various parties. One LC approximating $1.1 million, including reinvested interest, is with a bank to secure obligations under an office space lease. The LC expires on January 31, 2002 and will automatically renew for an additional periods of one year but not beyond January 31, 2006. The bank may choose not to extend the LC by notifying the Company not less than 30 days but not more than 60 days prior to an expiry date. The Company is required to maintain a $1 million balance on deposit with the bank in an interest bearing account, which is included in restricted investments in the accompanying consolidated balance sheet. The other LC's, which also require a cash deposit, are related to the leasing of telecommunications equipment and for consulting services. Through December 31, 2000, there were no drawings under the LC.

At December 31, 2000, we had $7.4 million of cash and cash equivalents and $22.2 million of marketable securities. Our principal commitments consist of subordinated convertible notes, notes payable, obligations under capital leases, domain asset purchase obligations, accounts payable and commitments for capital expenditures. We have received a report from our independent accountants containing an explanatory paragraph stating that we suffered recurring losses from operations since inception and have a working capital deficiency that raise substantial doubt about our ability to continue as a going concern. We incurred a net loss of $229.5 million during the year ended December 31, 2000, and have an accumulated deficit of $307.2 million as of December 31, 2000. We believe that we will need additional financing to meet cash requirements for our operations, and the availability of such financing when needed, on terms acceptable to us, or if at all, is uncertain. If we are unable to raise additional financing or generate sufficient cash flow, we may be unable to continue as a going concern.

Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. We believe our ability to continue as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to obtain additional financing or refinancing as may be required, and ultimately to achieve profitable operations. During the first quarter of 2001, we raised $16.9 million through the sale of senior debt securities and common equity. We also acquired STI and EasyLink Services, requiring a cash outlay of $16 million. Management believes that this acquisition significantly enhances the scale of our customer base and global network. Management is implementing internal actions to improve our operations and liquidity including a reduction of our workforce, closure of some of our businesses operating with negative cash flows, and we recently sold its advertising network. Management is in the process of further reducing operating costs, increasing our sales efforts with a new combined sales force and seeking financing that is acceptable to us. See Note 22.

Sales of additional equity securities could result in additional dilution to our stockholders. In addition, on an ongoing basis, we continue to evaluate potential acquisitions to complement our business messaging services. In order to complete these potential acquisitions, we may need additional equity or debt financing in the future.

In addition, we announced that we will seek to sell all assets not related to our core outsourced messaging business, including our Asia.com Inc. and India.com Inc. subsidiaries, and our portfolio of domain names. No assurance can be given that the company will be successful in selling these businesses or otherwise raising the amount of capital needed to fund our operations. The proceeds from the sale of these assets may not supply enough cash to fund our operations, and we may experience delays in the completion of these sales or receiving or converting into cash the consideration received in these sales.

SUBSEQUENT EVENTS (see Note 22 to our Consolidated Financial Statements for additional information)

On January 8, 2001, we received approximately $10 million relating to our issuing 10% Senior Convertible Notes due on January 8, 2006.

On February 23, 2001, we completed the acquisition of STI. In January 2001, STI acquired from AT&T Corp. its EasyLink Services business ("EasyLink Services"). See Acquisition, Investments and Divestitures above for additional details.

On February 14, 2001, we announced that we entered into a bridge funding and amendment agreement that would allow us to borrow up to $5 million from our majority-owned subsidiary India.com pursuant to a bridge note.

On March 19, 2001, we completed the issuance of $3.9 million principal amount of 10% Senior Convertible Notes due January 8, 2006.

On March 20, 2001, we completed the private placement of 3,000,000 shares of our Class A common stock to a private investor for an aggregate price of $3 million.

During the first quarter of 2001, we took additional actions to further reduce our cash burn. These actions included additional staff layoffs in some of our businesses as well as the decision to sell certain of our businesses at reduced prices. Accordingly, additional restructuring and impairment charges to reduce the value of certain of our acquisitions and investments. This is due to the continuous and prolonged decline in valuations of Chinese and U.S. business and consumer portals, including revenue multiples, as well as the lack of capital funding available to Internet-related businesses in order to fund their operating losses, and continual investments that their management teams believe are necessary to sustain operations. We estimate that such charges will be in the range of $40 to $50 million, of which less than $3 million would be cash charges. Most of these charges are expected to cover additional write-downs of tangible and intangible assets and the carrying value of certain investments.

On March 28, 2001, we completed the issuance of an aggregate of $23,840,250 principal amount of senior convertible notes in exchange for the cancellation of $75,905,000 principal amount of 7% Convertible Subordinated Notes. $2,531,250 of the Senior Convertible Notes is subject to cancellation in exchange for the issuance of 1,420,714 shares of Class A common stock, subject to satisfaction of certain conditions. The reduction in outstanding indebtedness, together with the ability to pay up to one-half of interest on the Senior Convertible Notes in shares of Class A common stock, will reduce our cash interest requirements.

On March 30, 2001, we sold our advertising network to Net2Phone, Inc. Net2Phone paid us $3 million in cash upon the closing and and will pay us up to an additional $0.5 million based upon the achievement of certain milestones by us. In connection with the sale the parties entered into a hosting agreement whereby we will receive payments for hosting the consumer mailboxes for a minimum of one year. We plan to transition the hosting of these consumer mailboxes to a third party provider in the near future for which we will make payments.

Recent Accounting Pronouncements

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

In March 2000, the Financial Accounting Standard Board ("FASB") issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25" ("FIN 44"). Among other issues, FIN 44 clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. Pursuant to FIN 44, stock options re-priced after December 15, 1998 are subject to variable plan accounting treatment. This guidance requires the Company to re-measure compensation cost for outstanding re-priced options each reporting period based on changes in the market value of the underlying common stock.

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

Item 7A Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk, primarily from changes in interest rates, foreign exchange rates and credit risk. The Company maintains operations in the Peoples Republic of China and India. Fluctuations in exchange rates may have an adverse effect on the Company's results of operations and could also result in exchange losses. The impact of future rate fluctuations cannot be predicted adequately. To date the Company has not sought to hedge the risks associated with fluctuations in exchange rates.

Market Risk - Our accounts receivables are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. As a result we do not anticipate any material losses in this area.

Interest Rate Risk - Interest rate risk refers to fluctuations in the value of a security resulting from changes in the general level of interest rates. Investments that are classified as cash and cash and equivalents have original maturities of three months or less. Changes in the market's interest rates do not affect the value of these investments. Marketable securities are comprised of U.S. Treasury Notes and are classified as available-for-sale and subject to interest rate fluctuations. At December 31, 2000, unrealized gains of approximately $62,000 were recorded.

Item 8 Consolidated Financial Statements and Supplementary Data

                         EasyLink Services Corporation
                           (formerly Mail.com, Inc,)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                             Page
Independent Auditors' Report...........................................................       63
Consolidated Balance Sheets as of December 31, 2000 and 1999...........................       64
Consolidated Statements of Operations for the years ended
   December 31, 2000, 1999 and 1998....................................................       65
Consolidated Statements of Stockholders' Equity (Deficit) and Comprehensive Loss
   for the years ended December 31, 2000, 1999 and 1998................................       66
Consolidated Statements of Cash Flows for the years ended
   December 31, 2000, 1999 and 1998....................................................       69
Notes to Consolidated Financial Statements.............................................       71

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
EasyLink Services Corporation (formerly Mail.com, Inc.):


         We have audited the accompanying consolidated balance sheets of EasyLink Services Corporation (formerly Mail.com, Inc.) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit) and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EasyLink Services Corporation (formerly Mail.com, Inc.) and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1(b) to the consolidated financial statements, the Company has suffered recurring losses from operations since inception and has a working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 1(b). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                  /s/KPMG LLP


New York, New York
February 15, 2001

                          EasyLink Services Corporation
                            (formerly Mail.com, Inc.)

                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

                                                                                                       December 31,
                                                                                                       ------------
                                                                                                   2000             1999
                                                                                                   ----             ----
                                     ASSETS
Current assets:
   Cash and cash equivalents....................................................................  $     7,409    $   36,870
   Marketable securities .......................................................................       22,202         7,006
   Accounts receivable, net of allowance for doubtful accounts
      $887 and $197 as of December 31, 2000 and 1999, respectively..............................       13,727         4,138
   Prepaid expenses and other current assets....................................................        2,783         1,940
   Receivable from sale-leaseback...............................................................           --           183
                                                                                                  -----------    ----------
      Total current assets......................................................................       46,121        50,137
                                                                                                  -----------    ----------
Property and equipment, net.....................................................................       50,916        28,935
Domain assets, net..............................................................................        6,975         7,934
Partner advances, net...........................................................................        3,841        16,809
Investments.....................................................................................       14,851         2,962
Goodwill and other intangible assets, net.......................................................      200,994        28,964
Restricted investments..........................................................................        1,710         1,000
Debt issuance costs.............................................................................        3,089            --
Other ..........................................................................................        1,764           526
                                                                                                  -----------    ----------
      Total assets..............................................................................  $   330,261    $  137,267
                                                                                                  ===========    ==========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable.............................................................................  $    15,465    $    7,546
   Accrued expenses.............................................................................       25,888        11,735
   Restructuring reserve........................................................................        4,048            --
   Current portion of capital lease obligations.................................................       11,443         5,483
   Current portion of domain asset purchase obligations.........................................           39           400
   Current portion of notes payable.............................................................        1,861           143
   Deferred revenue.............................................................................        1,925           610
   Other current liabilities....................................................................        1,142         2,419
                                                                                                  -----------    ----------
      Total current liabilities.................................................................       61,811        28,336
                                                                                                  -----------    ----------
Capital lease obligations, less current portion.................................................       14,319        12,016
Domain asset purchase obligation, less current portion..........................................           85           176
Deferred revenue................................................................................          775           725
Notes payable, less current portion.............................................................      100,321            --
                                                                                                  -----------    ----------
      Total liabilities.........................................................................      177,311        41,253
                                                                                                  -----------    ----------
Minority interest...............................................................................       14,204            --

Stockholders' equity:
Common stock, $0.01 par value; 160,000,000 and 130,000,000 shares authorized at
      December 31, 2000 and 1999, respectively:
   Class A--150,000,000 and 120,000,000 shares authorized; 51,789,201 and 35,218,461 shares
      issued and outstanding at December 31, 2000 and 1999, respectively........................          518           352
   Class B--10,000,000 shares authorized, issued and outstanding at December
      31, 2000 and 1999; with an aggregate liquidation preference of $1,000.....................          100           100
Additional paid-in capital......................................................................      445,675       174,315
Subscriptions receivable........................................................................          (33)           --
Deferred compensation...........................................................................         (214)       (1,117)
Accumulated other comprehensive loss............................................................         (137)           --
Accumulated deficit.............................................................................     (307,163)      (77,636)
                                                                                                  -----------    ----------
      Total stockholders' equity ...............................................................      138,746        96,014
                                                                                                  -----------    ----------
Commitments and contingencies
      Total liabilities and stockholders' equity ...............................................  $   330,261    $  137,267
                                                                                                  ===========    ==========

                See accompanying notes to consolidated financial
                                  statements.

                          EasyLink Services Corporation
                            (formerly Mail.com, Inc.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)


                                                                                       Year Ended December 31,
                                                                                       -----------------------
                                                                              2000              1999             1998
                                                                              ---------------------------------------
Revenues

   Messaging..........................................................   $        52,698   $        12,709   $        1,495
   Domain development (WORLD.com) ....................................             8,524                --               --
                                                                         ---------------   ---------------   --------------
      Total revenues..................................................            61,222            12,709            1,495

Operating expenses:
   Cost of revenues

   Messaging..........................................................   $        49,201   $        13,778   $        2,891
   Domain development (WORLD.com) ....................................             6,531                --              ---
                                                                         ---------------   ---------------   --------------
      Total cost of revenues..........................................            55,732            13,778            2,891

   Sales and marketing................................................            66,891            29,542            6,680
   General and administrative.........................................            45,439            12,136            3,482
   Product development................................................            19,528             7,017            1,573
   Amortization of goodwill and other intangible assets...............            60,763             2,979               --
   Write-off of acquired in-process technology........................             7,650               900               --
   Impairment of intangible assets....................................             7,800                --               --
   Restructuring charges..............................................            18,388                --               --
                                                                         ---------------   ---------------   --------------
      Total operating expenses........................................           282,191            66,352           14,626
                                                                         ---------------   ---------------   --------------
   Loss from operations...............................................          (220,969)          (53,643)         (13,131)
                                                                         ---------------   ---------------   --------------
Other income (expense):
   Interest income....................................................             5,194             1,885              277
   Interest expense...................................................            (9,632)             (751)            (109)
   Impairment of investments..........................................            (4,400)               --               --
   Gain on sale of investments, net...................................                --             5,494              438
   Loss on equity investment..........................................            (2,100)               --               --
   Other, net.........................................................              (104)               --               --
                                                                         ---------------   ---------------   --------------
      Total other (expense) income, net...............................           (11,042)            6,628              606
                                                                         ---------------   ---------------   --------------
   Loss before minority interest......................................          (232,011)          (47,015)         (12,525)
                                                                         ---------------   ---------------   --------------
   Minority interest..................................................             2,484                --               --
                                                                         ---------------   ---------------   --------------
Net loss..............................................................          (229,527)          (47,015)         (12,525)
Cumulative dividends on settlement of contingent
   obligations to preferred stockholders..............................                --           (14,556)              --
                                                                         ---------------   ---------------   --------------
Net loss attributable to common stockholders..........................   $      (229,527)  $       (61,571)  $      (12,525)
                                                                         ===============   ===============   ==============

Basic and diluted net loss per common share...........................   $         (4.01)  $         (1.96)  $        (0.86)
                                                                         ===============   ===============   ==============

Weighted-average basic and diluted shares outstanding.................        57,178,562        31,373,645       14,607,915
                                                                         ===============   ===============   ==============

                See accompanying notes to consolidated financial
                                  statements.

                         EasyLink Services Corporation
                           (formerly Mail.com, Inc.)

       Statement of Stockholders' Equity (Deficit) and Comprehensive Loss
                       (in thousands, except share data)


                                                            Class A Preferred           Class A Common            Class B Common
                                                                 Stock                    Stock                       Stock
                                                         Shares         Amount      Shares        Amount       Shares       Amount
Balance at December 31, 1997                            4,185,000       $ 42       4,097,500      $ 41       10,000,000     $ 100
Issuance of Class A common stock to vendor                     --         --           2,745        --               --        --
 Issuance of Class A common stock  in
    connection with partner agreements                         --         --       1,831,160        18               --        --
Proceeds from stock subscriptions receivable                   --         --              --        --               --        --
  Issuance of Class A preferred stock as a result
    of options exercised, net of $227 issuance costs    2,000,000         20              --        --               --        --
  Issuance of warrants for  Class A common stock               --         --              --        --               --        --
Issuance of warrants in connection with Class C
  redeemable convertible preferred stock                       --         --              --        --               --        --
Offering costs in connection with Class C redeemable
  convertible preferred stock                                  --         --              --        --               --        --
Issuance of stock options to officer                           --         --              --        --               --        --
Amortization of deferred compensation                          --         --              --        --               --        --
Issuance of stock options to partner                           --         --              --        --               --        --
Net loss                                                       --         --              --        --               --        --
- ----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                            6,185,000         62       5,931,405        59       10,000,000       100
- ----------------------------------------------------------------------------------------------------------------------------------


                                                                      Additional
                                                                       Paid-in       Subscriptions       Deferred
                                                                       Capital       receivable          Compensation
Balance at December 31, 1997                                          $ 4,652         $ (728)                 --
Issuance of Class A common stock to vendor                                  5             --                  --
 Issuance of Class A common stock  in
    connection with partner agreements                                  7,213             --                  --
Proceeds from stock subscriptions receivable                               --            727                  --
  Issuance of Class A preferred stock as a result
    of options exercised, net of $227 issuance costs                    3,753             --                  --
  Issuance of warrants for  Class A common stock                          130             --                  --
Issuance of warrants in connection with Class C
  redeemable convertible preferred stock                                  170             --                  --
Offering costs in connection with Class C redeemable
  convertible preferred stock                                            (853)            --                  --
Issuance of stock options to officer                                    1,096             --              (1,096)
Amortization of deferred compensation                                      --             --                  71
Issuance of stock options to partner                                      371             --                  --
Net loss                                                                   --             --                  --
- ---------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                                           16,537             (1)             (1,025)
- ---------------------------------------------------------------------------------------------------------------------------------



                                                                      Accumulated                             Total
                                                                        Other          Accumulated        Stockholders'
                                                                 Comprehensive Loss      Deficit        Equity/(Deficit)
Balance at December 31, 1997                                              --           $ (3,540)               $ 567
Issuance of Class A common stock to vendor                                --                 --                    5
 Issuance of Class A common stock  in
    connection with partner agreements                                    --                 --                7,231
Proceeds from stock subscriptions receivable                              --                 --                  727
  Issuance of Class A preferred stock as a result
    of options exercised, net of $227 issuance costs                      --                 --                3,773
  Issuance of warrants for  Class A common stock                          --                 --                  130
Issuance of warrants in connection with Class C
  redeemable convertible preferred stock                                  --                 --                  170
Offering costs in connection with Class C redeemable
  convertible preferred stock                                             --                 --                 (853)
Issuance of stock options to officer                                      --                 --                   --
Amortization of deferred compensation                                     --                 --                   71
Issuance of stock options to partner                                      --                 --                  371
Net loss                                                                  --            (12,525)             (12,525)
- ---------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                                              --            (16,065)                (333)
- ---------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                         EasyLink Services Corporation
                           (formerly Mail.com, Inc.)

 Statement of Stockholders' Equity (Deficit) and Comprehensive Loss (continued)
                        (in thousands, except share data)


                                                                      Class A Preferred                 Class E Preferred
                                                                             Stock                            Stock
                                                                      Shares      Amount            Shares              Amount
Balance at December 31, 1998                                      6,185,000        $62                  -           $      -
Issuance of Class E preferred stock net of issuance
  costs of $835                                                           -          -          3,200,000                 32
Domain assets purchased                                                   -          -                  -                  -
Issuance of Class A common stock in connection
  with partner agreements                                                 -          -                  -                  -
Issuance of stock options to consultant in lieu of services               -          -                  -                  -
Issuance of Class A common stock to vendor/consultant
  in lieu of services                                                     -          -                  -                  -
Issuance of warrants to vendor and partner                                -          -                  -                  -
Proceeds from stock subscription receivable                               -          -                  -                  -
Issuance of stock options to  employees below fair value                  -          -                  -                  -
Amortization of deferred compensation net of cancellations                -          -                  -                  -
Return of common stock from  GeoCities                                    -          -                  -                  -
Exercise of employee stock options                                        -          -                  -                  -
Purchase of employee stock at fair value                                  -          -                  -                  -
Issuance of Class A common stock in IPO including
  overallotment option, net of $5,351 issuance costs                      -          -                  -                  -
Exercise of warrants by CNET/Snap                                         -          -                  -                  -
Issuance of Class A common Stock to CNET/Snap/NBC
  Multimedia in connection with settlement of
  contingent obligation                                                   -          -                  -                  -
Conversion of preferred stock                                    (6,185,000)       (62)        (3,200,000)               (32)
Conversion of redeemable Class C preferred stock                          -          -                  -                  -
Issuance of common stock in connection with settlement
  of contingent obligation to preferred stockholders                      -          -                  -                  -
Issuance of Class A common stock to 3Cube                                 -          -                  -                  -
Issuance of Class A common stock to Allegro                               -          -                  -                  -
Issuance of Class A common stock to TCOM                                  -          -                  -                  -
Issuance of Class A common stock and options to iFan                      -          -                  -                  -
Issuance of Class A common to Lansoft                                     -          -                  -                  -
Net loss                                                                  -          -                  -                  -
- ----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                                              -          -                  -                  -
- ----------------------------------------------------------------------------------------------------------------------------------


                                                                       Class A Common                  Class B Common
                                                                            Stock                          Stock
                                                                      Shares         Amount        Shares            Amount
Balance at December 31, 1998                                      5,931,405             $59       10,000,000          $100
Issuance of Class E preferred stock net of issuance
  costs of $835                                                           -               -                -             -
Domain assets purchased                                             508,571               5                -             -
Issuance of Class A common stock in connection
  with partner agreements                                           485,616               5                -             -
Issuance of stock options to consultant in lieu of services               -               -                -             -
Issuance of Class A common stock to vendor/consultant
  in lieu of services                                                65,801               2                -             -
Issuance of warrants to vendor and partner                                -               -                -             -
Proceeds from stock subscription receivable                               -               -                -             -
Issuance of stock options to  employees below fair value                  -               -                -             -
Amortization of deferred compensation net of cancellations                -               -                -             -
Return of common stock from  GeoCities                           (1,000,000)            (10)               -             -
Exercise of employee stock options                                  182,142               1                -             -
Purchase of employee stock at fair value                                  -               -                -             -
Issuance of Class A common stock in IPO including
  overallotment option, net of $5,351 issuance costs              7,877,500              79                -             -
Exercise of warrants by CNET/Snap                                 1,500,000              15                -             -
Issuance of Class A common Stock to CNET/Snap/NBC
  Multimedia in connection with settlement of
  contingent obligation                                           2,578,907              25                -             -
Conversion of preferred stock                                     9,385,000              94                -             -
Conversion of redeemable Class C preferred stock                  3,776,558              38                -             -
Issuance of common stock in connection with settlement
  of contingent obligation to preferred stockholders              2,079,363              20                -             -
Issuance of Class A common stock to 3Cube                            80,083               1                -             -
Issuance of Class A common stock to Allegro                       1,102,973              11                -             -
Issuance of Class A common stock to TCOM                            439,832               4                -             -
Issuance of Class A common stock and options to iFan                 72,704               1                -             -
Issuance of Class A common to Lansoft                               152,006               2                -             -
Net loss                                                                  -               -                -             -
- ---------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                                     35,218,461             352       10,000,000           100
- ---------------------------------------------------------------------------------------------------------------------------------


                                                                 Additional                                         Accumulated
                                                                 Paid-in        Subscriptions      Deferred            Other
                                                                  Capital        receivable      Compensation     Comprehensive Loss
Balance at December 31, 1998                                      $16,537              ($1)         ($1,025)                $-
Issuance of Class E preferred stock net of issuance
  costs of $835                                                    15,133                -                -                  -
Domain assets purchased                                             5,225                -                -                  -
Issuance of Class A common stock in connection
  with partner agreements                                           2,517                -                -                  -
Issuance of stock options to consultant in lieu of services            93                -                -                  -
Issuance of Class A common stock to vendor/consultant
  in lieu of services                                                 403                -                -                  -
Issuance of warrants to vendor and partner                          4,278                -                -                  -
Proceeds from stock subscription receivable                             -                1                -                  -
Issuance of stock options to  employees below fair value              641                -             (641)                 -
Amortization of deferred compensation net of cancellations            (68)               -              549                  -
Return of common stock from  GeoCities                             (3,490)               -                -                  -
Exercise of employee stock options                                    350                -                -                  -
Purchase of employee stock at fair value                              211                -                -                  -
Issuance of Class A common stock in IPO including
  overallotment option, net of $5,351 issuance costs               49,693                -                -                  -
Exercise of warrants by CNET/Snap                                   7,485                -                -                  -
Issuance of Class A common Stock to CNET/Snap/NBC
  Multimedia in connection with settlement of
  contingent obligation                                            18,027                -                -                  -
Conversion of preferred stock                                           -                -                -                  -
Conversion of redeemable Class C preferred stock                   13,010                -                -                  -
Issuance of common stock in connection with settlement
  of contingent obligation to preferred stockholders               14,536                -                -                  -
Issuance of Class A common stock to 3Cube                           1,959                -                -                  -
Issuance of Class A common stock to Allegro                        17,044                -                -                  -
Issuance of Class A common stock to TCOM                            6,117                -                -                  -
Issuance of Class A common stock and options to iFan                1,933                -                -                  -
Issuance of Class A common to Lansoft                               2,681                -                -                  -
Net loss                                                                -                -                -                  -
- -----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                                      174,315                -           (1,117)                 -
- -----------------------------------------------------------------------------------------------------------------------------------

                                                                                            Total
                                                                    Accumulated          Stockholders'
                                                                      Deficit           Equity/(Deficit)
Balance at December 31, 1998                                          ($16,065)               ($333)
Issuance of Class E preferred stock net of issuance
  costs of $835                                                              -               15,165
Domain assets purchased                                                      -                5,230
Issuance of Class A common stock in connection
  with partner agreements                                                    -                2,522
Issuance of stock options to consultant in lieu of services                  -                   93
Issuance of Class A common stock to vendor/consultant
  in lieu of services                                                        -                  405
Issuance of warrants to vendor and partner                                   -                4,278
Proceeds from stock subscription receivable                                  -                    1
Issuance of stock options to  employees below fair value                     -                    -
Amortization of deferred compensation net of cancellations                   -                  481
Return of common stock from  GeoCities                                       -               (3,500)
Exercise of employee stock options                                           -                  351
Purchase of employee stock at fair value                                     -                  211
Issuance of Class A common stock in IPO including
  overallotment option, net of $5,351 issuance costs                         -               49,772
Exercise of warrants by CNET/Snap                                            -                7,500
Issuance of Class A common Stock to CNET/Snap/NBC
  Multimedia in connection with settlement of
  contingent obligation                                                      -               18,052
Conversion of preferred stock                                                -                    -
Conversion of redeemable Class C preferred stock                             -               13,048
Issuance of common stock in connection with settlement
  of contingent obligation to preferred stockholders                   (14,556)                   -
Issuance of Class A common stock to 3Cube                                    -                1,960
Issuance of Class A common stock to Allegro                                  -               17,055
Issuance of Class A common stock to TCOM                                     -                6,121
Issuance of Class A common stock and options to iFan                         -                1,934
Issuance of Class A common to Lansoft                                        -                2,683
Net loss                                                               (47,015)             (47,015)
- ----------------------------------------------------------------------------------------------------
Balance at December 31, 1999                                           (77,636)              96,014
- ----------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

                         EasyLink Services Corporation
                           (formerly Mail.com, Inc.)

 Statement of Stockholders' Equity (Deficit) and Comprehensive Loss (continued)
                       (in thousands, except share data)


                                                                        Class A Common            Class B Common       Additional
                                                                            Stock                     Stock             Paid-in
                                                                      Shares       Amount       Shares        Amount    Capital
Balance at December 31, 1999                                        35,218,461      $352      10,000,000     $100      $174,315
Net loss                                                                     -         -               -        -             -
Unrealized holding gains on marketable securities                            -         -               -        -             -
Cumulative foreign exchange currency translation                             -         -               -        -             -
     Comprehensive loss                                                      -         -               -        -             -
Exercise of employee stock options                                   1,414,971        14               -        -         2,592
Issuance of Class A common stock in connection
   with 401(k) plan                                                    151,203         2               -        -           532
Issuance of Class A common stock in connection with
  employee stock purchase plan                                          60,444         1               -        -            36
Exercise of warrants                                                    20,000         -               -        -            20
Issuance of Class A common stock and options to NetMoves             6,354,483        63               -        -       166,132
Issuance of Class A common stock and options to eLong                3,599,491        36               -        -        61,534
Amortization of deferred compensation, net of cancellations                  -         -               -        -          (538)
Purchase of employee stock options at fair value                             -         -               -        -            63
Issuance of Class A common stock to STD                                185,686         2               -        -         2,865
Issuance of Class A common stock in lieu of compensation               104,347         1               -        -         1,799
Adjustment of Class A common stock in connection with
  partner agreement                                                     (8,148)        -               -        -           (84)
Issuance of Class A common stock to Bantu                            1,000,000        10               -        -         7,042
Issuance of Class A common stock in connection with Asia.com
  acquisitions                                                       1,926,180        19               -        -        17,131
Issuance of Class A common stock to 3Cube                              255,049         3               -        -         1,513
Issuance of Class A common stock in connection with
  messaging acquisitions                                               710,195         7               -        -         4,269
Issuance of Class A common stock to CheetahMail                        102,215         1               -        -           871
Issuance of Class A common stock in connection with purchase
  of domain names                                                       13,750         -               -        -           117
Issuance of Class A common stock to BulletN.net                        364,431         4               -        -         3,105
Issuance of Class A common stock as payment for software and
  software licenses                                                    316,443         3               -        -         2,361
- -----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                                        51,789,201      $518      10,000,000     $100      $445,675
- -----------------------------------------------------------------------------------------------------------------------------------


                                                                                                              Accumulated
                                                                     Subscriptions    Deferred                    Other
                                                                     Receivable       Compensation          Comprehensive Loss
Balance at December 31, 1999                                        $     -           ($1,117)                       $0
Net loss                                                                  -                 -                         -
Unrealized holding gains on marketable securities                         -                 -                        62
Cumulative foreign exchange currency translation                          -                 -                      (199)
                                                                                                            ---------------------
     Comprehensive loss                                                   -                 -                      (137)
                                                                                                            ---------------------
Exercise of employee stock options                                      (33)                -                         -
Issuance of Class A common stock in connection
   with 401(k) plan                                                       -                 -                         -
Issuance of Class A common stock in connection with
  employee stock purchase plan                                            -                 -                         -
Exercise of warrants                                                      -                 -                         -
Issuance of Class A common stock and options to NetMoves                  -                 -                         -
Issuance of Class A common stock and options to eLong                     -                 -                         -
Amortization of deferred compensation, net of cancellations               -               903                         -
Purchase of employee stock options at fair value                          -                 -                         -
Issuance of Class A common stock to STD                                   -                 -                         -
Issuance of Class A common stock in lieu of compensation                  -                 -                         -
Adjustment of Class A common stock in connection with
  partner agreement                                                       -                 -                         -
Issuance of Class A common stock to Bantu                                 -                 -                         -
Issuance of Class A common stock in connection with Asia.com
  acquisitions                                                            -                 -                         -
Issuance of Class A common stock to 3Cube                                 -                 -                         -
Issuance of Class A common stock in connection with
  messaging acquisitions                                                  -                 -                         -
Issuance of Class A common stock to CheetahMail                           -                 -                         -
Issuance of Class A common stock in connection with purchase
  of domain names                                                         -                 -                         -
Issuance of Class A common stock to BulletN.net                           -                 -                         -
Issuance of Class A common stock as payment for software and
  software licenses                                                       -                 -                         -
- ---------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                                        $   (33)           $ (214)                   $ (137)
- ---------------------------------------------------------------------------------------------------------------------------------



                                                                                            Total
                                                                      Accumulated           Stockholders'
                                                                      Deficit               Equity/(Deficit)
Balance at December 31, 1999                                             ($77,636)             $96,014
Net loss                                                                 (229,527)            (229,527)
Unrealized holding gains on marketable securities                               -                   62
Cumulative foreign exchange currency translation                                -                 (199)
                                                                      ---------------------------------
     Comprehensive loss                                                  (229,527)            (229,664)
                                                                      ---------------------------------
Exercise of employee stock options                                              -                2,573
Issuance of Class A common stock in connection
   with 401(k) plan                                                             -                  534
Issuance of Class A common stock in connection with
  employee stock purchase plan                                                  -                   37
Exercise of warrants                                                            -                   20
Issuance of Class A common stock and options to NetMoves                        -              166,195
Issuance of Class A common stock and options to eLong                           -               61,570
Amortization of deferred compensation, net of cancellations                     -                  365
Purchase of employee stock options at fair value                                -                   63
Issuance of Class A common stock to STD                                         -                2,867
Issuance of Class A common stock in lieu of compensation                        -                1,800
Adjustment of Class A common stock in connection with
  partner agreement                                                             -                  (84)
Issuance of Class A common stock to Bantu                                       -                7,052
Issuance of Class A common stock in connection with Asia.com
  acquisitions                                                                  -               17,150
Issuance of Class A common stock to 3Cube                                       -                1,516
Issuance of Class A common stock in connection with
  messaging acquisitions                                                        -                4,276
Issuance of Class A common stock to CheetahMail                                 -                  872
Issuance of Class A common stock in connection with purchase
  of domain names                                                               -                  117
Issuance of Class A common stock to BulletN.net                                 -                3,109
Issuance of Class A common stock as payment for software and
  software licenses                                                             -                2,364
- -------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                                            ($307,163)            $138,746
- -------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

                          EasyLink Services Corporation
                            (formerly Mail.com, Inc.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                          Year Ended December 31,
                                                                                          -----------------------
                                                                                     2000          1999          1998
                                                                                     ----          ----          ----
                                                                                                              <C.
Cash flows from operating activities:

Net loss.......................................................................   $ (229,527)   $  (47,015)   $  (12,525)
Adjustments to reconcile net loss to net cash used in operating activities:
      Amortization of partner advances.........................................       12,968         6,463         3,017
      Non-cash compensation....................................................           --         3,021           521
      Depreciation and amortization............................................       17,385         5,605           903
      Amortization of goodwill and other intangible assets.....................       60,763         2,979            --
      Provision for doubtful accounts..........................................        1,603           203            92
      Provision for restructuring and impairments..............................       30,342            --            --
      Loss on equity investment................................................        2,100            --            --
      Amortization of domain assets............................................        1,929           899           201
      Amortization of deferred compensation....................................          365           481            71
      Gain on the sale of investments..........................................           --        (5,644)           --
      Write-off of GeoCities contract..........................................           --           500            --
      Amortization of debt issuance costs......................................          687            --            --
      Amortization of debt discount............................................         (213)           --            --
      Write-off of acquired in-process technology..............................        7,650           900            --
      Write-off of investment..................................................           --           150            --
      Non-cash advertising.....................................................         (125)           --            --
      Issuance of common stock in lieu of compensation.........................        2,063            --            --
      Share of loss from equity investment.....................................          118            --            --
      Minority interest loss...................................................       (2,484)           --            --

Changes in operating assets and liabilities, net of effect of acquisitions:
      Accounts receivable, net.................................................       (7,492)       (3,016)         (794)
      Prepaid expenses and other current assets................................        1,493        (1,621)         (186)
      Purchases of marketable securities.......................................     (125,902)       (7,006)           --
      Proceeds from sales and maturities of marketable securities..............      110,981            --            --
      Partner advances.........................................................           --          (230)         (500)
      Other assets.............................................................         (589)         (468)          (36)
      Accounts payable, accrued expenses and other current liabilities.........        2,319        15,964         2,894
      Deferred revenue.........................................................        1,365          (570)        1,576
                                                                                  ----------    ----------    ----------
      Net cash used in operating activities....................................     (112,211)      (28,405)       (4,766)
                                                                                  ----------    ----------    ----------

Cash flows from investing activities:
      Purchases of domain assets...............................................       (1,130)       (1,243)         (385)
      Purchase of restricted investment........................................         (710)       (1,000)           --
      Purchases of intangible assets...........................................       (1,426)           --            --
      Purchase of investments..................................................       (2,900)       (1,000)           --
      Proceeds from sale leaseback.............................................        1,448         4,292           643
      Proceeds from sales of investments.......................................           --         5,744            --
      Purchases of property and equipment, including capitalized software......      (16,180)      (15,133)       (4,188)
      Acquisitions, net of cash paid (acquired)................................        1,970        (5,116)           --
                                                                                  ----------    ----------    ----------
      Net cash used in investing activities....................................      (18,928)      (13,456)       (3,930)
                                                                                  ----------    ----------    ----------

Cash flows from financing activities:
      Net proceeds from issuance of Class A, C and E preferred stock...........           --        15,165        16,682
      Net proceeds from issuance of Class A common stock ......................           --        49,772            12
      Proceeds from issuance of Class A common stock in
          connection with the exercise and purchase of warrants and options....        2,656         8,062            --
      Issuance of shares to employee benefit plans.............................          570            --            --
      Proceed from issuance of convertible notes, net..........................       96,139            --            --
      Payments under capital lease obligations.................................       (8,415)       (2,522)         (284)
      Due to officer...........................................................           --            --          (200)
      Principal payments of notes payable......................................       (4,825)           --            --
      Proceeds from sale of subsidiary interest................................       16,204            --            --
      Payments under domain asset purchase obligations.........................         (452)         (160)          (10)
                                                                                  ----------    ----------    ----------
Net cash provided by financing activities......................................      101,877        70,317        16,200
                                                                                  ----------    ----------    ----------
Effect of foreign exchange rate changes on cash and cash equivalents...........         (199)           --            --
Net (decrease) increase in cash and cash equivalents...........................      (29,461)       28,456         7,504
Cash and cash equivalents at begsinning of the year.............................      36,870         8,414           910
                                                                                  ----------    ----------    ----------
Cash and cash equivalents at the end of the year...............................   $    7,409    $   36,870    $    8,414
                                                                                  ==========    ==========    ==========

Supplemental disclosure of non-cash information:

          During the years ended December 31, 2000, 1999 and 1998, the Company paid approximately $6.7 million, $751 thousand and $85 thousand, respectively, for interest.

         Non-cash investing activities:

               During the year ended December 31, 2000, the Company issued
                    1,652,332 shares of its Class A common stock in connection with certain investments. These transactions resulted in a non-cash investing activities of $14.0 million (see Note 5).
               During the year ended December 31, 2000, the Company issued
                    12,590,349 shares of its Class A common stock plus stock options in connection with certain acquisitions. These transactions resulted in non-cash investing activities of $249.2 million (see Note 3).
               During the year ended December 31, 2000 and 1999, the Company purchased an equity interest in an Internet company by issuing 255,049 shares and 80,083 shares of Class A common stock. These transactions resulted in non-cash investing activities of $ $1.5 million and $2.0 million, respectively.
               During the year ended December 31, 2000, the Company issued
                    316,443 shares of its Class A common stock in exchange for software and licenses. These transactions resulted in non-cash investing activities of approximately $2.4 million.
               During the year ended December 31, 1999 and 1998, the Company issued 3,130,324 shares and 1,831,160 shares of its Class A common stock in connection with some of its Mail.com partner agreements and vendor services. These transactions resulted in a non-cash investing activity of approximately $21 million and $7.2 million, respectively.
               During the years ended December 31, 2000 and 1999 the Company purchased domain assets with 13,750 and 508,571 shares of Class A common stock, respectively. These transactions resulted in a non-cash investing activity of $117 thousand and $5.2 million, respectively.

         Non-cash financing activities:
               The Company entered into various capital leases for computer equipment. These capital lease obligations resulted in non-cash financing activities aggregating $16.7 million, $22.3 million and $1.4 million for the years ended December 31, 2000, 1999, and 1998, respectively.
               The Company is obligated under various agreements to purchase domain assets. These obligations resulted in non-cash financing activities aggregating $350 thousand and $169 thousand for the years ended December 31, 1999 and 1998, respectively.



          See accompanying notes to consolidated financial statements.

                          EasyLink Services Corporation
                            (formerly Mail.com, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2000 and 1999

         (All information subsequent to December 31, 2000 is unaudited)


(1) Summary of Operations and Significant Accounting Policies

(a) Summary of Operations

EasyLink Services Corporation (formerly Mail.com Inc., the "Company", Mail.com or "EasyLink"), is a global provider of Internet messaging services. On April 2, 2001, Mail.com, Inc. changed its name to EasyLink Services Corporation. The name change was made to help create a corporate identity tied to the Company's focus on outsourced messaging services. The Company offers its services to both the business and consumer markets. The Company generates revenues in the business market from email service fees related to its email system connection services, e-mail monitoring services, outsourced mailbox fees from facsimile transmission services (including desktop to fax, enhanced fax and broadcast fax services); and from software licensing and service fees related to its collaboration software and services; including group calendaring, document sharing and project management. The Company's basic advertising network e-mail services are free to members. The Company generates revenues from these e-mail services primarily from advertising related sales, including direct marketing and e-commerce promotions. The Company also generates revenues in this market from subscription services, such as a service that allows members to purchase increased storage capacity for their e-mails. In March 2000, Mail.com formed WORLD.com to develop the Company's portfolio of domain names into major Web properties which serve the worldwide business-to-business and business-to-consumer marketplace. Through its subsidiaries, WORLD.com generates revenues primarily from sales of information technology products, system integration and website development for other companies, advertising related sales ands commissions earned from booking travel arrangements.

On October 26, 2000, as approved by the Board of Directors, the Company announced its intention to sell its advertising network business and stated that it will focus exclusively on its established outsourced messaging business. The Company also announced that as a result of its decision to focus on its outsourced messaging business, it recorded a restructuring charge (see Note 17).

On November 2, 2000, as approved by the Board of Directors, the Company announced that it will sell all assets not related to its core outsourced messaging business, including its Asia.com, Inc. and India.com, Inc. subsidiaries, and its portfolio of category-defining domain names (see Notes 3 and 18).

The factors that affect the realizable value of these assets were determined by management, which may ultimately prove to be less than the carrying value currently reflected in the accompanying consolidated financial statements. Management cannot be assured that they will be able to sell all or any of its properties on terms favorable to the Company or at all. This could result in material impairment charges in the future. (see Note 22)

(b) Consolidated Results Of Operations and Management's Plan

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. To date, the Company has suffered recurring losses from operations since inception and has a working capital deficiency that raise substantial doubt about its ability to continue as a going concern. As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $229.5 million during the year ended December 31, 2000, and has an accumulated deficit of $307.2 million as of December 31, 2000. The Company believes that it will need additional financing to meet cash requirements for its operations, and the availability of such financing when needed, on terms acceptable to the Company, or if at all, is uncertain. If the Company is unable to raise the additional financing or generate sufficient cash flow, the Company may be unable to continue as a going concern.

The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management believes the Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, and ultimately to achieve profitable operations. During the first quarter of 2001, the Company raised $16.9 million through the sale of senior debt securities and common equity. It also acquired STI and EasyLink Services, which required a cash outlay of $16 million. Management believes that this acquisition enhances the scale of the Company's customer base and global network. Management is implementing internal actions to improve the Company's operations and liquidity including a reduction of its workforce, closure of some of the businesses operating with negative cash flows, and recently sold its advertising network. Management is in the process of further reducing operating costs, increasing its sales efforts with a new combined sales force and seeking financing that is acceptable to the Company. See Note 22.

(c) Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. These estimates and assumptions relate to the estimates of collectiblility of accounts receivable, the realization of goodwill and other intangibles, accruals and other factors. Actual results could differ from those estimates.

(d) Principles of Consolidation

The consolidated financial statements include the accounts of Mail.com and its subsidiaries from the dates of acquisition. WORLD.com, a wholly owned subsidiary, along with Mail.com, owns 92% of Asia.com and 89% of India.com (see
Note 3). The interest of shareholders other than those of Mail.com is recorded as minority interest in the accompanying consolidated statements of operations and consolidated balance sheets. When losses applicable to minority interest holders in a subsidiary exceed the minority interest in the equity capital of the subsidiary, these losses are included in the Company's results, as the minority interest holder has no obligation to provide further financing to the subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

(e) Cash and Cash Equivalents

The Company considers all highly liquid securities, with original maturities of three months or less when acquired, to be cash equivalents.

(f) Marketable Securities

Marketable securities consist of available-for-sale securities, which are carried at fair value, with the changes in fair value reported in accumulated other comprehensive loss. Realized gains and losses (including declines in value judged to be other than temporary) as well as the amortization of premiums and accretion of discounts are included within other income (expenses). The specific identification method is used to determine the cost of securities sold. Investments that are publicly traded are treated as available-for-sale and are available to support current operations or to take advantage of other investment opportunities and are stated at their fair value based upon publicly available market quotes. Unrealized gains and losses are computed on the basis of specific identification and are included within accumulated other comprehensive loss in stockholders' equity (deficit). At December 31, 2000, unrealized gains of $62,000 were included in accumulated other comprehensive loss.

(g) Letter of Credit and Restricted Investment

At December 31, 2000, the Company maintained approximately $1.7 million in letters of credit ("LC") with various parties. One LC approximating $1.1 million, including reinvested interest, is with a bank to secure obligations under an office space lease. The LC expires on January 31, 2002 and will automatically renew for additional periods of one year but not beyond January 31, 2006. The bank may choose not to extend the LC by notifying the Company not less than 30 days but not more than 60 days prior to an expiry date. The Company is required to maintain a $1 million balance on deposit with the bank in an interest bearing account, which is included in restricted investments in the accompanying consolidated balance sheet. The other LC's, which also require a cash deposit, are related to the leasing of telecommunications equipment and for consulting services. Through December 31, 2000, there were no drawings under the LC.

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

(i) Domain Assets and Registration Fees

A domain name is the part of an email address that comes after the @ sign (for example, if membername@mail.com is the email address then "mail.com" is the domain name). Domain assets represent the purchase of domain names and are amortized using the straight-line method over their economic useful lives, which have been estimated to be five years. Domain assets are recorded at cost. Domain assets acquired in exchange for future payment obligations are recorded at the net present value of such payments using a discount rate of 8.5%. The associated payment obligation is also recorded at the net present value of the payment obligations (see Note 4). Payment terms vary from two to seven years. Amortization of domain assets is charged to cost of revenues if currently being used or available for sale and to sales and marketing if designated for new business development. The Company's policy is to evaluate its domain assets prior to paying its annual registration renewal fees. Any impairment is charged to cost of revenues. Retirements, sales and disposals of domain assets are recorded by removing the cost and accumulated amortization with the resulting amount charged to cost of revenues.

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

(j) Investments

Investments in which the Company owns less than 20% of a company's stock and does not have the ability to exercise significant influence are accounted for on the cost basis. Such investments are stated at the lower of cost or market value. The equity method of accounting is used for companies and other investments in which the Company has significant influence; generally this represents common stock ownership of at least 20% but not more than 50%. Under the equity method, the Company's proportionate share of each investee's operating losses and amortization of the investor's net excess investment over its equity in each investee's net assets is included in loss on equity investments. The Company assesses the need to record impairment losses on investments and records such losses when the impairment is determined to be other-than-temporary.

(k) Goodwill and Other Intangible Assets

Goodwill and other intangible assets are stated net of accumulated amortization. Goodwill and other intangible assets are being amortized on a straight-line basis over their expected period of benefit ranging from three to five years (see Notes 3 and 4).

(l) Income Taxes

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

(m) Revenue Recognition

The Company generates revenues in the business market by providing businesses with Internet e-mail services, facsimile transmission services and collaboration software and services. These services include e-mail to fax, fax to email, enhanced fax, and broadcast fax; e-mail system connection services, e-mail hosting services and e-mail monitoring services, (including virus scanning, attachment control, spam control, legal disclaimers and other legends affixed to outgoing emails and real time Web-based reporting); and collaboration software and services such as group calendar, document sharing and project management. Most of these services are billed on a usage or per seat basis. Revenues from business fax and e-mail services is recognized as the services are performed. Facsimile license revenue is recognized over the average estimated customer life of 3 years. The Company also licenses software under noncancellable, non-exclusive license agreements. License fee revenues are recognized when a noncancellable license fee is in force, the product has been delivered and accepted, the license fee is fixed, vendor specific objective evidence exists for the undelivered element and collectibility is reasonable assured. Maintenance and support revenues are recognized ratably over the term of the related agreements. The Company also may host the software if requested by the customer. Pursuant to Emerging Issues Task Force 00-3, Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software on Another Entity's Hardware, because the customer has the option of hosting the software themselves or contracting with an unrelated third party to host the software, the hosting fee is ratably recognized over the hosting period.

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

Deferred revenue represents advertising revenues that have been received in advance of the advertisements running on the Company's advertising network.

The Company trades advertisements on its Web properties in exchange for advertisements on the Internet sites of other companies. Barter revenues and expenses are recorded at the fair market value of services provided or received; whichever is more determinable in the circumstances. Revenue from barter transactions is recognized as income when advertisements are delivered on the Company's Web properties. Barter expense is recognized when the Company's advertisements are run on other companies' Web sites, which is typically in the same period when barter revenue is recognized. If the advertising impressions are received from the customer prior to the Company delivering the advertising impressions, a liability is recorded, and if the Company delivers the advertising impressions to the other companies' Web sites prior to receiving the advertising impressions, a prepaid expense is recorded. At December 31, 2000, 1999 and 1998, the Company recorded a liability of approximately $0, $27,000, and $71,000, respectively, for barter advertising to be delivered. Barter revenues, which are a component of advertising revenue, amounted to $1.6 million, $404,000 and $162,000 for the years ended December 31, 2000, 1999 and 1998, respectively. For the years ended December 31, 2000, 1999 and 1998, barter expenses, which is a component of cost of revenues, were approximately $1.6 million, $360,000 and $233,000, respectively.

Subscription services are deferred and recognized ratably over the term of the subscription periods of one, two and five years as well as eight years for its lifetime subscriptions. Commencing March 10, 1999, the Company no longer offered lifetime memberships and only offers monthly and annual subscriptions. The eight-year amortization period for lifetime subscriptions is based on the weighted-average expected usage period of a lifetime member. The Company offers 30-day trial periods for certain subscription services. The Company only recognizes revenue after the 30-day trial period expires. Deferred revenues principally consist of subscription fees received from members for use of the Company's premium email services. The Company is obligated to provide any enhancements or upgrades it develops and other support in accordance with the terms of the applicable Mail.com Partner agreements. The Company provides an allowance for credit card chargebacks and refunds on its subscription services based upon historical experience. The Company provides pro rated refunds and chargebacks to subscription members who elect to discontinue their service. The actual amount of refunds and chargebacks approximated management's expectations for all periods presented.

Domain development revenues include revenues generated by World.com and consist primarily of sales of information technology products. Revenue is recognized at the time of the sale provided collectibility is reasonably assured. Revenues are also generated from system integration and website development for other companies, advertising, and commissions for booking travel arrangements. Revenues are recognized using the percentage of completion method for system integration and Web development projects. Advertising revenue is recognized as the advertisements are delivered. Commission revenue is recognized on a net basis for travel services upon notification of a booking, provided collectibility is reasonably assured.

Other revenues includes revenues from the sale of domain names, which are recognized at the time when the ownership of the domain name is transferred provided that no significant Company obligation remains and collection of the resulting receivable is probable.

(n) Product Development Costs

Product development costs consist primarily of personnel and consultants' time and expense to research, conceptualize, and test product launches and enhancements to e-mail products on our partners' and our email web sites.

(o) Sales and Marketing Costs

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

(p) Financial Instruments and Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash, cash equivalents, restricted investments, marketable securities, accounts receivable, notes payable and convertible notes payable. At December 31, 2000 and December 31, 1999, the fair value of cash, cash equivalents, restricted investments, marketable securities and accounts receivable approximated their financial statement carrying amount because of the short-term maturity of these instruments. The recorded values of notes payable and convertible notes payable approximate their fair values, as interest approximates market rates with the exception of the Convertible Subordinated Notes payable which has an estimated fair value of $13 million at December 31, 2000 based upon quoted market prices.

Credit is extended to customers based on the evaluation of their financial condition and collateral is not required. The Company performs ongoing credit assessments of its customers and maintains an allowance for doubtful accounts. The Company has not experienced any significant credit loss to date. One customer accounted for 10% of the accounts receivable at December 31, 2000. Subsequent to December 31, 2000, that customer was acquired by the Company (see
Note 23). No single customer exceeded 10% of either total revenues or accounts receivable in 1999. One customer accounted for 31% of the Company's total revenues and 36% of accounts receivable in 1998. Revenues from the Company's five largest customers accounted for an aggregate of 8%, 23% and 44% of the Company's total revenues in 2000, 1999 and 1998, respectively.

(q) Stock-Based Compensation

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

(r) Basic and Diluted Net Loss Per Share

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

Diluted net loss per common share for the years ended December 31, 2000, 1999 and 1998, does not include the effects of employee options to purchase 13,344,290, 9,776,953, and 6,656,296 shares of common stock, respectively, 226,871, 1,218,899, and 3,021,134, common stock warrants, respectively, and 0, 0, and 13,161,558 shares of convertible preferred stock, respectively. Similarly, the computation of diluted net loss per common share for 2000 excludes the effect of shares issuable upon the conversion of the $100 million 7% Convertible Subordinated Notes due 2005.

(s) Accounting for Impairment of Long-Lived Assets

The Company assesses the need to record impairment losses on long-lived assets, including intangible assets, used in operations when indicators of impairment are present. On an on-going basis, management reviews the value and period of amortization or depreciation of long-lived assets, including goodwill and other intangible assets. During this review, the Company reevaluates the significant assumptions used in determining the original cost of long-lived assets. Although the assumptions may vary from transaction to transaction, they generally include revenue growth, operating results, cash flows and other indicators of value. Management then determines whether there has been a permanent impairment of the value of long-lived assets based upon events or circumstances, which have occurred since acquisition. The impairment policy is consistently applied in evaluating impairment for each of the Company's wholly owned subsidiaries and investments. It is reasonably possible that the impairment factors evaluated by management will change in subsequent periods, given that the Company operates in a volatile business environment. This could result in material impairment charges in the future.

(t) Restructuring Activities

Restructuring activities are accounted for in accordance with the guidance provided in the consensus opinion of the Emerging Issues Task Force ("EITF") in connection with EITF Issue 94-3 ("EITF 94-3"). EITF 94-3 generally requires, with respect to the recognition of severance expenses, management approval of the restructuring plan, the determination of the employees to be terminated, and communication of benefit arrangement to employees (see Notes 17 and 22).

(u) Stock Split

Effective September 30, 1998, the Company authorized and implemented a 2-for-1 stock split of all preferred and common stock. Accordingly, all share and per share amounts in the accompanying consolidated financial statements have been retroactively restated to affect the stock split.

(v) Computer Software

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 provides guidance for determining whether computer software is internal-use software and guidance on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. The Company adopted SOP 98-1 in 1999 and it did not have a significant impact on the Company's 1999 financial statements. Capitalized computer software is depreciated using the straight-line method over the estimated useful life of the software, generally 3 years.

(w) Recent Accounting Pronouncements

In March 2000, the Emerging Issues Task Force ("EITF") of the FASB reached a consensus on Issue No. 00-2, "Accounting for Web Site Development Costs" which provides guidance on when to capitalize versus expense costs incurred to develop a web site. The Company has elected early adoption of this EITF and has implemented the provisions as of April 1, 2000 and it did not have a significant impact on the Company's financial statements.

In March 2000, the Financial Accounting Standard Board ("FASB") issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25" ("FIN 44"). Among other issues, FIN 44 clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. Pursuant to FIN 44, stock options re-priced after December 15, 1998 are subject to variable plan accounting treatment. This guidance requires the Company to re-measure compensation cost for outstanding re-priced options each reporting period based on changes in the market value of the underlying common stock.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition In Financial Statements" ("SAB No. 101") which summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company has adopted the accounting provisions of SAB No. 101 as of April 1, 2000 and it did not have a significant impact on the Company's financial statements.

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

(x) Foreign Currency

The functional currencies of the Company's foreign subsidiaries are their respective local currencies. The financial statements are maintained in local currencies and are translated to United States dollars using period-end rates of exchange for assets and liabilities and average rates during the period for revenues, cost of revenues and expenses. Translation gains and losses are included in accumulated other comprehensive loss as a separate component of stockholders' equity (deficit). Net gains and losses from foreign currency transactions are included in the 2000 consolidated statements of operations and were not significant.

(y) Reclassifications

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

          The assumption by Mail.com of warrants to purchase shares of NetMoves' common stock, par value of $.01 per share, exchanged for warrants to purchase approximately 58,000 shares of Mail.com Class A common stock. The warrants were valued at approximately $1.1 million based on the Black-Scholes pricing model with a 111% volatility factor, a weighted average term of 10 years, an exercise price of $8.64 per share and a fair value of $22.96 per share. Such warrants have an aggregate exercise price of approximately $496,000; and

          Acquisition costs of approximately $2.1 million related to the merger.

The acquisition has been accounted for using the purchase method of accounting. Mail.com has allocated a portion of the purchase price to the fair market value of the acquired assets and assumed liabilities of NetMoves as of February 8, 2000. The excess of the purchase price over the fair market value of the acquired assets and assumed liabilities of NetMoves has been allocated to goodwill ($147.1 million), assembled employee workforce ($3.1 million) and technology ($5.5 million). Goodwill is being amortized over a period of 5 years; the expected estimated period of benefit, and assembled employee workforce and technology are being amortized over a period of 3 years, the expected estimated period of benefit. The fair value of the technology, assembled workforce and goodwill was determined by management using the excess earnings method, a risk-adjusted cost approach and the residual method, respectively.

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

Approximately $7.7 million of the purchase price of NetMoves was allocated to in-process technology based upon a management determination that the new versions of the various fax technologies acquired from NetMoves had not been developed into the platform required by Mail.com as of the acquisition date. The fair value of acquired existing and in-process technologies was determined by management using a risk-adjusted income valuation approach with a discount rate of approximately 30%. As a result, Mail.com is required to expend significant capital expenditures to successfully integrate and develop the new versions of various fax technologies, for which there is considerable risk that such technologies will not be successfully developed, and if such technologies are not successfully developed, there will be no alternative use for the technologies. The various fax technologies are enabling technologies for fax communications and include message management and reporting. Accordingly, on the date of acquisition, Mail.com's statements of operations reflected a write-off of the amount of the purchase price allocated to in-process technology of approximately $7.7 million.

We allocated two projects to in-process technology: FaxMailer and Production Fax. FaxMailer is an email based Internet fax service that enables the user to send a fax from their PC to the recipient's fax number. Production Fax allows users to fax documents using SMTP, SNA, RJE, FTP or other standard protocols, without any additional software, hardware or changes to existing systems or networks. The $7.7 million referred to above represents the portion of purchase price allocated to these two projects. These projects, or in-process technology, were 83% complete at the date of acquisition. The percentage of completion was determined by the quotient of the (i) costs incurred to date divided by (ii) the total development costs for the new technologies.

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

eLong.com, Inc.

On March 14, 2000, Mail.com acquired eLong.com, Inc., a Delaware corporation ("eLong.com") for approximately $62 million including acquisition costs of $365,000. eLong.com, through its wholly owned subsidiary in the People's Republic of China ("PRC"), operates the Web Site www.eLong.com, which is a provider of local content and other internet services. Concurrently with the merger, eLong.com changed its name to Asia.com, Inc. ("Asia.com"). In the merger, Mail.com issued to the former stockholders of eLong.com an aggregate of 3,599,491 shares of Mail.com Class A common stock valued at approximately $57.2 million, based upon the Company's average trading price at the date of acquisition. All outstanding options to purchase eLong.com common stock were converted into options to purchase an aggregate of 279,289 shares of Mail.com Class A common stock. The value of the options was approximately $4.4 million based on the Black-Scholes pricing model with a 110% volatility factor, a term of 10 years, an weighted average exercise price of $1.24 per share and a weighted average fair value of $15.69 per share.

The acquisition has been accounted for as a purchase business combination. The excess of the purchase price over the fair market value of the acquired assets and assumed liabilities of Asia.com has been allocated to goodwill ($62 million). Goodwill is being amortized over a period of 3 years, the expected estimated period of benefit. During the fourth quarter of 2000, approximately $7.8 million of goodwill was written off as it was determined that the carrying value had become permanently impaired as a result of the November 2, 2000 decision, as approved by the Board of Directors, to sell all assets not related to its core outsourcing business, including its Asia-based businesses.
After giving effect to the write off, the net goodwill balance at December 31, 2000 was $38.2 million (see Note 22).

In addition, Mail.com was obligated to issue up to an additional 719,899 shares of Mail.com Class A common stock in the aggregate to the former stockholders of eLong.com if Mail.com or Asia.com acquires less than $50.0 million in value of businesses engaged in developing, marketing or providing consumer or business internet portals and related services focused on the Asian market or a portion thereof, or businesses in furtherance of such a business, prior to March 14, 2001. Based upon the value of the acquisitions completed as of March 14, 2001, the Company expects that it may be obligated to issue up to approximately 403,000 shares of its Class A common stock to the former stockholders of eLong.com. The Company will either adjust goodwill and amortize such costs over the remaining life of goodwill or record an additional impairment charge after assessing its recoverability at the time the consideration is issued.

In the Merger, certain former stockholders of eLong.com retained shares of Class A common stock of Asia.com, representing approximately 4.0% of the outstanding common stock of Asia.com. Under a Contribution Agreement with Asia.com, these stockholders contributed an aggregate of $2.0 million in cash to Asia.com in exchange for additional shares of Class A common stock of Asia.com, representing approximately 1.9% of the outstanding common stock of Asia.com. Pursuant to the Contribution Agreement, Mail.com (1) contributed to Asia.com the domain names Asia.com and Singapore.com and $10.0 million in cash and (2) agreed to contribute to Asia.com up to an additional $10.0 million in cash over the next 12 months and to issue, at the request of Asia.com, up to an aggregate of 242,424 shares of Mail.com Class A common stock for future acquisitions. As of June 30, 2000, Mail.com has fulfilled this obligation. See also "Asia.com Acquisitions", below. As a result of the transactions effected pursuant to the Merger Agreement and the Contribution Agreement, Mail.com initially owned shares of Class B common stock of Asia.com representing approximately 94.1% of the outstanding common stock of Asia.com. Mail.com's ownership percentage decreased to 92% as of December 31, 2000. Asia.com granted to management employees of Asia.com options to purchase Class A common stock of Asia.com representing, as of December 31, 2000, 9% of the outstanding shares of common stock after giving effect to the exercise of such options.

Asian Impairment Charges

The Company's management performs on-going business reviews and, based on quantitative and qualitative measures, assesses the need to record impairment losses on long-lived assets used in operations when impairment indicators are present. Where impairment indicators were identified, management determined the amount of the impairment charge by comparing the carrying value of goodwill and other long-lived assets to their fair values. These evaluations of impairments are based upon an achievement of business plan objectives and milestones of each business, the fair value of each ownership interest relative to its carrying value, the financial condition and prospects of the business and other relevant factors. The business plan objectives and milestones that are considered include among others, those related to financial performance, such as achievement of planned financial results and completion of capital raising activities, if any, and those that are not primarily financial in nature, such as launching or enhancements of a web site or product, the hiring of key employees, the number of people who have registered to be part of the associated business's web community, and the number of visitors to the associated business's web site per month. Management determines fair value based on the market approach, which includes analysis of market price multiples of companies engaged in lines of business similar to the business being evaluated. The market price multiples are selected and applied to the business based on the relative performance, future prospects and risk profile of the business in comparison to the guideline companies. As a result, during management's quarterly review of the value and periods of amortization of both goodwill and other long-lived assets, it was determined that the carrying value of goodwill and certain other intangible assets were not fully recoverable.

The business for which impairment charges were recorded (eLong.com) operates in the Chinese portal market, which has experienced a significant and continuing decline in revenue multiples over the past several quarters in comparison to the metrics in place at the time the acquisition was valued. In addition, both Chinese and US portals have experienced declines in operation and financial metrics over the past several quarters, primarily due to the continued weak overall demand of on-line advertising and marketing services combined with lower than expected e-commerce transactions, in comparison to metrics forecasted at the time of their respective acquisitions. These factors significantly impacted current projected revenue generated from this business. The impairment analysis considered that this business was recently acquired and that the intangible assets recorded upon acquisition of this business were being amortized over a three-year useful life. The amount of the impairment charge was determined by comparing the carrying value of goodwill and other long-lived assets to fair value at December 31, 2000. The methodology used to test for and measure the amount of impairment was based on the same methodology the Company used during its initial acquisition value of eLong.com. As a result management determined that the carrying value of eLong.com should be adjusted. Accordingly, during the fourth quarter of 2000, the Company recorded an impairment charge of approximately $7.8 million to adjust the carrying value of eLong. The impairment factors evaluated by management may change in subsequent periods, given that the business operates in a highly volatile business environment. This could result in material impairment charges in the future.


Asia.com Acquisitions

During the second quarter of 2000, Asia.com acquired three companies for approximately $18.4 million, including acquisition costs. Payment consisted of cash approximating $500,000, 1,926,180 shares of Mail.com Class A common stock valued at approximately $11.6 million and 4,673,448 shares of Asia.com Class A common stock valued at approximately $6.1 million, all of which were based upon the Company's average trading price at the date of acquisition. These acquisitions have been accounted for as purchase business combinations. The excess of the purchase price over the fair market value has been allocated to goodwill ($17.8 million) and is being amortized over a period of three years, the expected estimated period of benefit. During the fourth quarter of 2000, approximately $12 million of goodwill was written off as the Company determined that the carrying value of the goodwill associated with one of these acquisitions, focused in the wireless sector had become permanently impaired. The impairment results from the November 2, 2000 decision, as approved by the Board of Directors, to sell all assets not related to its core outsourcing business, including its Asia-based businesses. After giving effect to the writeoff, the net goodwill balance at December 31, 2000, was $3.2 million. (see
Note 22)

Under a stock purchase agreement associated with one of the acquisitions, the Company agreed to pay a contingent payment of up to $5 million if certain wireless revenue targets are reached after the closing. The contingent payment was payable in Mail.com Class A common stock, cash or, under certain circumstances, Asia.com Class A common stock. Management currently does not expect to achieve these wireless revenue targets and, accordingly, does not expect to issue any additional consideration.

Mauritius Entity

On March 31, 2000, the Company acquired 100% of a Mauritius entity, which in turn owned 80% of an Indian subsidiary. The terms were $400,000 in cash and a $1 million 7% note payable one year from closing. The acquisition was accounted for as a purchase business combination. The excess of the purchase price over the fair market value of the assets acquired and assumed liabilities of the Mauritius entity has been allocated to goodwill ($2.1 million). Goodwill is being amortized over a period of five years, the expected estimated period of benefit.

In June 2000, the Company acquired, through the Mauritius entity, the remaining 20% of the Indian subsidiary for $2.2 million. The acquisition was accounted for as a purchase business combination. The excess of the purchase price over the fair market value of the assets acquired has been allocated to goodwill ($2.2 million), and is being amortized over a period of five years, the expected estimated period of benefit.

In connection with the Mauritius acquisition, the Company incurred a $1.8 million charge related to the issuance of 104,347 shares of Class A common stock, as compensation for services performed, $200,000 cash and an additional $200,000 payable in Mail.com Class A common stock as compensation for employees.

Messaging Acquisitions

During the third quarter of 2000 the Company acquired two companies by issuing 710,195 shares of Mail.com Class A common stock valued at approximately $4.3 million based upon the Company's average trading price at the date of acquisition. The excess of the purchase price over the fair market value of the assets acquired and liabilities assumed has been allocated to goodwill and is being amortized over a period of three years, the expected period of benefit. These acquisitions were accounted for as a purchase business combination.

Allegro

Mail.com acquired The Allegro Group, Inc. ("Allegro"), for approximately $20.4 million including acquisition costs pursuant to the terms of an Agreement and Plan of Merger dated August 20, 1999 (the "Merger Agreement"), among Mail.com, AG Acquisition Corp., a wholly-owned subsidiary of Mail.com ("Acquisition Corp."), Allegro and the shareholders of Allegro. Pursuant to the terms of the Merger Agreement, Allegro merged with and into Acquisition Corp. and became a wholly owned subsidiary of Mail.com. The acquisition was accounted for as a purchase business combination. The consideration payable by Mail.com in connection with the acquisition of Allegro consisted of the following: approximately $3.2 million in cash and 1,102,973 shares of Mail.com Class A common stock valued at approximately $17.1 million. The Company also incurred acquisition costs of approximately $150,000. In addition, one-time signing bonuses of $800,000, which is included in the operating expenses in the statement of operations, were paid to employees of Allegro who were not shareholders of Allegro, pursuant to employment agreements entered into with them upon the closing date. In connection with their employment agreements with Mail.com, Mail.com also granted options to Allegro employees to purchase approximately 625,000 shares of Mail.com Class A common stock at an exercise price of $16.00 per share, the then fair value. These options vest quarterly over four years subject to continued employment.

Mail.com may have been obligated to pay additional consideration (the "Contingent Consideration") upon completion of its audited financial statements for the year ended December 31, 2000 based on the achievement of certain performance standards for such year. The Contingent Consideration would consist of up to $3.2 million payable in cash, additional bonus payments up to $800,000, and up to $16.0 million payable in shares of Mail.com Class A common stock based on the market value of such stock at the time of payment (but such market value shall be deemed to be not less than $8.00 per share). On November 2, 2000, the Company settled its contingent consideration obligation with Allegro. Mail.com will pay to the former shareholders of Allegro 283,185 shares of Mail.com Class A common stock. Payment shall be made on December 31, 2001. At the time the consideration becomes issuable, the Company will adjust the purchase price and reflect additional goodwill, and will ratably amortize such costs over the remaining life of the goodwill.

The consideration payable by Mail.com was determined as a result of negotiations between Mail.com and Allegro. The number of shares of Mail.com Class A common stock issued to Allegro shareholders, was determined based on the exchange rate of 2,770.5561 shares of Mail.com Class A common stock for each share of Allegro common stock. Funds paid in connection with the acquisition of Allegro were provided from Mail.com's cash on hand.

The Company has allocated a portion of the purchase price to the net book value of the acquired assets and assumed liabilities of Allegro as of the date of acquisition. The excess of the purchase price over the net book value of the acquired assets and liabilities of Allegro of $20.1 million has been allocated to goodwill ($19.4 million) and other intangible assets of approximately $700,000, consisting of employee workforce, trade names and contracts. Goodwill and other intangible assets will be amortized over a period of three years, the expected period of benefit.

The valuation of the write-off of acquired in-process technology in the amount of $900,000 in connection with the acquisition of Allegro is based on an independent appraisal which determined that the new versions of MailZone technology acquired from Allegro had not been developed into the platform required by the Company at the date of acquisition. As a result, the Company will be required to expend significant capital expenditures to successfully integrate and develop the new versions of the MailZone technology, for which there is considerable risk that such technology will not be successfully developed, and if such technology is not successfully developed, there will be no alternative use for the technology. The MailZone technology is an enabling technology for email communications and includes message management, license, traffic and reporting. The Company's 1999 consolidated statement of operations reflects a write-off of the amount of the purchase price allocated to acquired in-process technology of $900,000.

TCOM

On October 18, 1999, the Company acquired TCOM, Inc. ("TCOM"), a software technology development firm, specializing in the design of carrier class applications for the telecommunications and computer telephony industries. The Company is not continuing the business operations of TCOM but made the acquisition in order to obtain technology and development resources. The acquisition has been accounted for an acquisition of assets. The Company paid $2 million in cash and issued 439,832 shares of Class A common stock valued at approximately $6.1 million. In addition, the Company will pay to the former employees of TCOM bonuses totaling $400,000, payable in six-month installments after the closing date in the amounts of $74,000, $88,000, $116,000 and $122,000, provided such employees continue their employment through the applicable payment dates. As of December 31, 2000 approximately $143,000 was paid. The excess of the purchase price over the net book value of the assets acquired and assumed liabilities of TCOM of approximately $8.1 million has been allocated to other intangible assets (workforce). Such amounts will be ratably amortized over a period of three years, the expected period of benefit.

Mail.com may be obligated to pay additional consideration to the sellers of TCOM based upon the achievement of certain objectives over an 18-month period. The additional consideration would consist of up to $1.0 million payable in cash and up to $2.75 million payable in shares of Mail.com Class A common stock based on the market value of such stock at the time of payment, although the market value will be deemed to be not less than $4.00 per share. On November 1, 2000, the Company settled its contingent consideration obligation with TCOM. Mail.com will pay the former shareholders of TCOM a total of $3.75 million, comprised of a cash payment of $1 million and $2.75 million in Mail.com Class A common stock, on April 18, 2001, determined based on the market price at that time, but not less than $4.00 per share. The Company adjusted the purchase price for the $1 million payment and is amortizing such costs over the remaining life of the other intangible assets, namely workforce. Upon the issuance of the shares, the Company will either adjust other tangible assets and amortize such costs over the remaining life of the other intangible assets or record an impairment charge after assessing its recoverability. See Note 22(f) for details regarding first quarter of 2001 restructuring plans.

iFan, Inc.

In November 1999, the Company acquired iFan, Inc. ("iFan") a Web site with various domain names. The acquisition has been accounted for as an acquisition of assets. iFan had limited operations. The Company issued 72,704 shares of Class A common stock valued at approximately $1.6 million. The value was determined by using the average of the Company's Class A common stock surrounding the closing date, which occurred simultaneously with the announcement date. The Company is also obligated to pay $150,000 to the former owners for certain indebtedness. In addition, all iFan stock options were converted into 16,965 Mail.com non-qualified stock options at a weighted-average exercise price of $11.41 per share. The value ascribed to the options using the Black Scholes pricing model ($370,000) was part of the $2.1 million purchase price. The excess of the purchase price over the net book value of the domain assets has been allocated to other intangible assets (non compete agreements). Such amount is being ratably amortized over a period of three years, the expected period of benefit. In December 2000, the Company wrote off $160,000 of impaired domain names as part of its restructuring program (see Note 18).

Lansoft U.S.A.

In December 1999, the Company acquired Lansoft U.S.A. ("Lansoft"), a provider of email management, e-commerce and Web hosting services to businesses. The acquisition has been accounted for as a purchase business combination. The Company issued 152,006 shares of Class A common stock valued at approximately $2.7 million, which approximated the value allocated to goodwill and other intangible assets. The value was determined by using the average of the Company's Class A common stock surrounding the closing date, which occurred simultaneously with the announcement date. Such amount will be amortized over a period of three years, the expected period of benefit. In addition, the Board of Directors approved the Lansoft Stock Option Plan, providing for the issuance of 100,000 non-qualified stock options at an exercise price of $17.06 per share to selected employees of Lansoft. All such options were issued immediately after the consummation of the Lansoft acquisition.

The Company may be obligated to issue up to 375,000 shares of Class A common stock as additional consideration to the sellers of Lansoft based upon the achievement of certain revenue targets in calendar year 2000. Management has determined that the revenue targets were not achieved for the calendar year 2000.

The following unaudited pro-forma consolidated amounts give effect to the acquisitions as if they had occurred on January 1, 1999, by consolidating their results of operations with the results of Mail.com for the years ended December 31, 2000 and 1999. The unaudited pro-forma consolidated results are not necessarily indicative of the operating results that would have been achieved had the transactions been in effect as of the beginning of the periods presented and should not be construed as being representative of future operating results. The pro forma basic and diluted net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding. Diluted net loss per share equals basic net loss per share, as common stock equivalents are anti-dilutive for all pro forma periods presented.

                                                                                                   December 31,
                                                                                                   ------------
(In thousands, except per share amounts)                                                      2000                1999
                                                                                              ----                ----
Revenues.............................................................................    $      65,814    $      44,346
Net loss attributable to common stockholders.........................................    $    (245,379)   $    (134,559)
Basic and diluted net loss per common share..........................................    $       (4.09)   $       (3.09)
Weighted average shares used in net loss
    per common share calculation (1).................................................           60,009           43,606

(1) The Company computes net loss per share in accordance with provisions of SFAS No. 128, "Earnings per Share". Basic net loss per share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period. The calculation of the weighted average number of shares outstanding assumes that 13,834,749 shares of Mail.com's common stock issued in connection with its acquisitions were outstanding for the entire period or date of inception, if later. The weighted average common shares used to compute pro forma basic net loss per share includes the actual weighted average common shares outstanding for the periods presented, respectively, plus the common shares issued in connection with the acquisitions from January 1, 1999 or date of inception if later. Diluted net loss per share is equal to basic net loss per share as common stock issuable upon exercise of the Company's employee stock options and upon exercise of outstanding warrants are not included because they are antidilutive. In future periods, the weighted-average shares used to compute diluted earnings per share will include the incremental shares of common stock relating to outstanding options and warrants to the extent such incremental shares are dilutive.

(3) Balance Sheet Components

Property and equipment, including equipment under capital leases, are stated at cost and are summarized as follows, in thousands:


                                                                                                   December 31,
                                                                                                   ------------
                                                                                                2000           1999
                                                                                                ----           ----
Computer equipment and software, including
   amounts related to capital leases of  $40,444 and $23,774, respectively..............    $     66,874   $     34,671
Furniture and fixtures..................................................................           2,072            300
Web development.........................................................................           4,628             --
Leasehold improvements..................................................................           1,096            466
Construction in progress................................................................             242             --
                                                                                            ------------   ------------
                                                                                                  74,912         35,437
Less accumulated depreciation and amortization,
   including amounts related to capital leases
   of  $14,286 and  $4,056, respectively................................................          23,996          6,502
                                                                                            ------------   ------------
         Total..........................................................................    $     50,916   $     28,935
                                                                                            ============   ============


During the year ended December 31, 1999, the Company purchased approximately $3.8 million of computer software that was financed through a periodic payment schedule. Amounts payable under such agreements are included in other current liabilities.

Domain assets consist of the following, in thousands:

                                                                                                   December 31,
                                                                                                   ------------
                                                                                               2000             1999
                                                                                               ----             ----
Domain names............................................................................    $     10,068   $      9,138
Less accumulated amortization...........................................................           3,093          1,204
                                                                                            ------------   ------------
       Domain assets, net ..............................................................    $      6,975   $      7,934
                                                                                            ============   ============

Goodwill and other intangible assets consists of the following, in thousands:

                                                                                                   December 31,
                                                                                                   ------------
                                                                                               2000             1999
                                                                                               ----             ----
Goodwill................................................................................    $    237,736   $     22,276
Other intangible assets.................................................................          27,007          9,667
                                                                                            ------------   ------------
                                                                                                 264,743         31,943
Less accumulated amortization...........................................................          63,749          2,979
                                                                                            ------------   ------------
       Total............................................................................    $    200,994   $     28,964
                                                                                            ============   ============

Accrued expenses consist of the following, in thousands:

                                                                                                   December 31,
                                                                                                   ------------
                                                                                               2000             1999
                                                                                               ----             ----
Payroll and related costs...............................................................    $      6,272   $      1,998
Advertising costs.......................................................................           5,654          4,367
Interest................................................................................           2,917             --
Carrier charges.........................................................................           2,300             --
Payments due to former owners of acquired companies.....................................           1,550             --
Professional services and consulting fees...............................................           1,151          1,494
Payments due under partner contracts....................................................           1,068          1,252
Software and fixed asset obligations....................................................              --            706
Other  .................................................................................           4,976          1,918
                                                                                            ------------   ------------
       Total............................................................................    $     25,888   $     11,735
                                                                                            ============   ============

The Company has received notices or claims from certain third parties for disputed and unpaid accounts payable. One of such vendors, Initiative Media Worldwide, Inc. has commenced legal proceedings in California to collect approximately $2 million alleged to be owed to it in connection with advertising alleged to be owed to it in connection with advertising alleged to have been run on our behalf. The Company believes that they have appropriately reserved for the amount of any liability that may arise out of this matter.

(4) Investments

The Company assesses the need to record impairment losses on investments and records such losses when the impairment of an investment is determined to be other-than-temporary.

On March 16, 2000, the Company acquired a domain name and made a 10% investment in Software Tool and Die, a Massachusetts company, in exchange for $2.0 million in cash and 185,686 shares of Class A common stock valued at approximately $2.9 million. Software Tool and Die is an Internet Service Provider and provides Web hosting services. The Company concluded that the carrying value of this cost-based investment was permanently impaired based on the achievement of business plan objectives and milestones and the fair value of the investment relative to its carrying value. During the fourth quarter of 2000, Mail.com recorded an impairment charge of $4.2 million due to an other-than-temporary decline in the value of this investment as well as a result of the November 2, 2000 decision as approved by the Board of Directors, to sell all assets not related to its core outsourcing business, including its Asia-based businesses. This amount is included in impairment of investments within other income (expense) in the 2000 statement of operations.

On April 17, 2000, in exchange for $500,000 in cash, Mail.com acquired certain source code technologies, trademarks and related contracts relating to the InTandem collaboration product ("InTandem") from IntraACTIVE, Inc., a Delaware corporation (now named Bantu, Inc., "Bantu"). On the same date, Mail.com also paid Bantu an upfront fee of $500,000 for further development and support of the InTandem product. On the same date, pursuant to a Common Stock Purchase Agreement,

Mail.com acquired shares of common stock of Bantu representing approximately
4.6 % of Bantu's outstanding capital stock in exchange for $1 million in cash and 462,963 shares of Class A common stock, valued at approximately $3.6 million. Pursuant to the Common Stock Purchase Agreement, Mail.com also agreed to invest up to an additional $8 million in the form of shares of Mail.com Class A common stock in Bantu in three separate increments, of $4 million, $2 million and $2 million, respectively, based upon the achievement of certain milestones in exchange for additional shares of Bantu common stock representing 3.7%, 1.85% and 1.85%, respectively, of the outstanding common stock of Bantu as of April 17, 2000. The number of shares of Mail.com Class A common stock issuable at each closing date will be based on the greater of $9 per share or the average of the closing prices of Mail.com's Class A common stock over the five trading days prior to such closing dates. In July 2000, Mail.com issued an additional 92,593 shares of Class A common stock valued at approximately $590,000 to Bantu, in accordance with a true-up provision in the Common Stock Purchase Agreement. In September 2000, Mail.com issued an additional 444,444 shares of our Class A common stock valued at approximately $2.9 million as payment for the achievement of a milestone indicated above. The Company accounts for this as a cost investment.

Mail.com is amortizing the $500,000 associated with the source code technologies, trademarks and contracts relating to the InTandem collaboration product over a 3-year period, the expected useful life. Mail.com has capitalized, as other assets, the $500,000 associated with the development and support of the InTandem product until such product is available for use and will then amortize such amount over its expected useful life.

During 1999, the Company acquired an equity interest in 3Cube, Inc. ("3Cube"), which was accounted for under the cost method. Under the agreement, the Company paid $1.0 million in cash and issued 80,083 of its Class A common stock, valued at approximately $2.0 million, in exchange for 307,444 shares of 3Cube convertible preferred stock which represents an equity interest of less than 20% of 3Cube. On June 30, 2000, the Company made an additional investment in 3Cube, Inc. by issuing 255,049 shares of Class A common stock valued at approximately $1.5 million in exchange for 50,411 shares of 3Cube Series C Preferred Stock. At December 31, 2000, Mail.com owned preferred stock of 3Cube, representing an ownership interest of 21% of the combined common and preferred stock outstanding of 3Cube, Inc. Accordingly, the Company now accounts for this investment under the equity method of accounting. The change from the cost method to the equity method of accounting resulted in a decrease of the carrying value of the investment by $2.1 million which is included in loss on equity investments in the 2000 statement of operations. In addition, as a result of sequential declines in operating results of 3Cube, management made an assessment of the carrying value of its equity investment and determined that it was in excess of its estimated fair value. Accordingly, in December 2000, Mail.com wrote down the value of its investment in 3 Cube by $200,000 as it determined that the decline in its value was other-than-temporary which is included in impairment of investments within other income (expense) in the 2000 statement of operations.

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

During 1999, the Company sold its available for sale investments and realized a gain of approximately $5.7 million and wrote-down a non-marketable investment of $150,000 that was deemed to be impaired.

(5) Marketable Securities

The fair value, amortized cost and gross unrealized holding gains for the Company's marketable securities at December 31, 2000 and 1999 consist of the following, in thousands:

                                                                                      Net Unrealized Holding
                                                                                      ----------------------
                                                                     Fair Value                Gains         Amortized Cost
                                                                     ----------                -----         --------------

At December 31, 2000

U.S. Government Securities...................................        $    22,140           $       62          $  22,202

At December 31, 1999

U.S. Government Securities...................................        $     7,006           $       --          $   7,006



(6) Notes Payable

         On March 31, 2000, the Company acquired 100% of a Mauritius entity, which in turn owned 80% of an Indian subsidiary. The terms were $400,000 in cash and a $1 million 7% note payable one year from closing (see Note 3).

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

In connection with the issuance of these Notes, the Company incurred approximately $3.8 million of debt issuance costs. Such costs have been capitalized and are being amortized ratably over the original term of the Notes. The Company incurred approximately $7.2 million of interest expense including accrued interest and amortization of the debt issuance costs for the year ended December 31, 2000 (see Note 22 for additional information regarding the exchange of certain of these notes).

         As part of the acquisition of NetMoves in February 2000, the Company assumed the following:

         In 1998, the Company entered into a $500,000 equipment line of credit with a bank. Interest is at the bank's prime interest rate plus an applicable margin, as defined. This line was fully utilized at December 31, 1999.

         In February 1999, the Company entered into a new $1 million equipment line of credit with a lender. Draw-downs are to be paid over a term of 42 months with an effective interest rate of 16%. This line was fully utilized by December 31, 1999.

         In 1997, the Company arranged for an equipment loan line of $500,000 and is in the form of two collateralized promissory notes, which required the Company to pay over a term of 48 months with an effective interest rate of 16%. In 1998 this agreement was amended to increase available borrowings by an additional $1 million. This line is also evidenced by promissory notes which are payable over 42 months. The new line was fully utilized by December 31, 1999.

Notes payable include the following, in thousands:


                                                              December 31, 2000
                                                              -----------------
1997 - 16% note payable due December 2001                           $     91
1998 - Floating rate note payable due March 2001                          50
1998 - 9.25% note payable due March 2001                                  15
1998 - 16% note payable due June 2002                                    497
1999 - 16% note payable due December 2003                                529
2000 - 7% note payable due March 2001                                  1,000
2000 - 7% Convertible Subordinated Notes due February 2005           100,000
                                                                    --------

         Total notes payable                                         102,182

                 Less current portion                                  1,861
                                                                    --------
                 Non-current portion                                $100,321
                                                                    --------


(7) Revenues

The following are the components of revenues, in thousands:


                                                                                  For the year ended December 31,
                                                                                  -------------------------------
                                                                                     2000       1999             1998
                                                                                     ----       ----             ----
Business messaging....................................................      $     28,967   $     1,765     $         --
Advertising...........................................................            22,370         9,671            1,117
Sales of IT products..................................................             4,849            --               --
Other domain development revenues.....................................             3,675            --               --
Subscriptions.........................................................               719           601              285
Other.................................................................               642           672               93
                                                                            ------------   -----------     ------------
Total revenues........................................................      $     61,222   $    12,709     $      1,495
                                                                            ============   ===========     ============


Other revenues consist of revenues generated principally from the sale or lease of domain names.

(8) Business Segments

The Company's two business segments are Messaging and Domain Development, the latter being attributable to the formation of WORLD.com. The following table presents summarized financial information related to the business segments:


                                                                          Year Ended December 31,
                                                                              (In Thousands)

                                                                       2000          1999          1998
                                                                       ----          -----         ----
Revenues:
   Messaging..................................................     $    52,698    $   12,709    $    1,495
   Domain development:
      Product sales...........................................           4,849            --            --
      Services................................................           3,675            --            --
                                                                   -----------    ----------    ----------
        Domain development...................................            8,524            --            --
                                                                   -----------    ----------    ----------
      Total revenues .........................................     $    61,222    $   12,709    $    1,495
                                                                   ===========    ==========    ==========
Cost of revenues:
   Messaging .................................................     $    49,201    $   13,778    $    2,891
   Domain development:
      Products................................................           4,607            --            --
      Services................................................           1,924            --            --
                                                                   -----------    ----------    ----------
        Domain development....................................           6,531            --            --
                                                                   -----------    ----------    ----------
      Total cost of revenues .................................     $    55,732    $   13,778    $    2,891
                                                                   ===========    ==========    ==========
Operating expenses, excluding cost of revenues:
   Messaging .................................................     $   154,995    $   52,574    $   11,735
   Domain development.........................................          71,464            --            --
                                                                   -----------    ----------    ----------
Total operating expenses, excluding cost of revenues..........     $   226,459    $   52,574    $   11,735
                                                                   ===========    ==========    ==========

The following table reconciles total assets for business segments to consolidated assets:

                                                                              At December 31,
                                                                              (In Thousands)

                                                                       2000          1999          1998
                                                                       ----          -----         ----
Identifiable Assets
      Messaging ..............................................     $   252,575    $  137,267    $   20,344
      Domain development......................................          74,491            --            --
      Inter-segment eliminations..............................           3,195            --            --
                                                                   -----------    ----------    ----------
Consolidated assets...........................................     $   330,261    $  137,267    $   20,344
                                                                   ===========    ==========    ==========

The following table presents certain segment information, in thousands:


                                                     Messaging     Domain Development            Total
                                                     ---------     ------------------            -----
December 31, 2000

Depreciation and amortization..........................$56,190         $21,958                  $78,148
Restructuring charges....................................5,338          13,050                   18,388
Impairment charges.........................................200          12,000                   12,200

December 31, 1999

Depreciation and amortization...........................$8,584             $--                  $ 8,584

December 31, 1998

Depreciation and amortization.............................$903             $--                   $  903


(9) Partner Agreements

The Company has entered into many partner agreements. Included in these agreements are percentage of revenue sharing agreements, miscellaneous fees and other customer acquisition costs with Mail.com Partners. The revenue sharing agreements vary for each party but typically are based on selected revenues, as defined, or on a per sign-up basis. At December 31, 2000 and 1999, the Company accrued approximately $1.1 million and $1.3 million, respectively, to various Mail.com Partners under such agreements.

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

In August 1998, the Company entered into a two-year agreement with CNN. In consideration of the advertising, subscription and customer acquisition opportunities, CNN received 253,532 shares of Class A common stock upon the commencement of the contract at $3.50 per share, the fair market value of Mail.com's common stock on the date of grant, or $887,000. CNN also has the right to receive a portion of the Company's selected revenues under the agreement, as defined. The value of the stock issuance has been recorded in the balance sheet as partner advances and is being amortized ratably to amortization expense over the contract term. The launch of the services coincided with the contract date. The Company recorded approximately $270,000, $444,000 and $173,000 of amortization expense in 2000, 1999 and 1998, respectively.

In September 1998, the Company entered into an agreement with GeoCities. In consideration of the advertising, subscription and customer acquisition opportunities under this agreement, GeoCities received 1,000,000 shares of Class A common stock upon the commencement of the contract valued at $3.50 per share, the fair market value of Mail.com's common stock on the date of grant, or $3.5 million. The Company was also required to pay GeoCities $1.5 million in three installments, the first of which was paid in December 1998. The value of the stock issuance and cash payments were recorded in the balance sheet as partner advances and would have been amortized ratably to amortization expense over the contract term commencing upon the launch of the services under the agreement. After the Company entered into the agreement, Yahoo! announced its agreement to acquire GeoCities. In May 1999, the Company and GeoCities cancelled and rescinded their agreement. As a result of the cancellation and rescission of the agreement, GeoCities retained the $500,000 non-refundable fee that the Company paid under the contract, but returned to the Company the 1,000,000 shares of Class A common stock issued to them. Accordingly, the Company reversed the issuance of 1,000,000 shares and recorded the $500,000 write-off in May 1999. In addition, the Company agreed to deliver advertisements over its network on behalf of GeoCities and GeoCities paid the Company $125,000 per month for sixteen months, representing $2 million in the aggregate.

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

Prior to May 1, 1999, the Company was required to issue to CNET, Snap and NBC Multimedia shares of its Class A common stock for each member who registers at their sites. On May 1, 1999, the Company entered into an agreement to settle in full its contingent obligation to issue shares of its Class A common stock to CNET, Snap and NBC Multimedia as described above. Pursuant to this agreement, the Company issued upon the closing of its initial public offering in June 1999, 2,368,907 shares of Class A common stock at a value of $7.00 per share in the aggregate to CNET and Snap and 210,000 shares of Class A common stock at a value of $7.00 per share to NBC Multimedia. The Company capitalized $18 million in connection with the issuance of these shares and is ratably amortizing the amount over the period from the closing of the initial public offering (June 23,
1999)
through May 2001. The Company recorded approximately $9.2 million and $5.0 million of amortization expense for the years ended December 31, 2000 and 1999, respectively.

(10) Leases

The Company sold certain assets for approximately $1.3 million, $3.8 million and $1.3 million during 2000, 1999, and 1998, respectively. The assets were leased back from the purchaser over 3 to 5 years. The Company had not received approximately $183,000 from such sales at December 31, 1999.

The Company leases facilities and certain equipment under agreements accounted for as operating leases. These leases generally require the Company to pay all executory costs such as maintenance and insurance. Rent expense for operating leases for the years ending December 31, 2000, 1999 and 1998 was approximately $6.0 million, $1.5 million, and $380,000, respectively.

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

Under terms of the Master Lease Agreement, the Company has the option to purchase the equipment at the then fair market value of the equipment at lease expiration. In December 2000, GATX reduced the $12 million line to $10.4 million, the amount that was drawn down and outstanding at December 31, 2000.

On March 31, 2000, the Company entered into a $2 million Master Lease Agreement with Leasing Technologies International, Inc. The lease line provides for the lease of new, brand name computers, office automation and other equipment. Terms of individual leases signed under the Master Lease Agreement call for a 36-month lease term, rent payable monthly in advance. The effective interest rate is 14.7% and is adjustable based on prime. In addition, a security deposit equal to one month's rent is payable at each individual lease inception. In December 2000, Leasing Technologies reduced the $2 million line to $1.2 million, the amount that was drawn down and outstanding at December 31, 2000.

Under terms of the Master Lease Agreement at the end of the lease term, the Company has the option to either purchase or return the equipment at a set percent of the original price, or extend the lease term by twelve months. In the latter case, the lease terms provide for a discounted monthly rental and a bargain purchase option at the expiration of the twelve-month extension.

The Company's lease obligations are collateralized by certain assets at December 31, 2000. Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of December 31, 2000 are as follows, in thousands:


                            Year ending December 31,
                            ------------------------

                                                                                            Capital leases   Operating leases
                                                                                            --------------   ----------------
2001     ...............................................................................     $     15,397    $    6,193
2002     ...............................................................................           13,074         5,474
2003     ...............................................................................            3,959         4,189
2004     ...............................................................................               48         3,869
2005     ...............................................................................               10         3,975
2006 and later..........................................................................               --         4,132
                                                                                             ------------    ----------
         Total minimum lease payments...................................................           32,488    $   27,832
                                                                                                             ==========
Less estimated executory costs..........................................................            3,206
                                                                                             ------------
       Net minimum lease payments.......................................................           29,282
Less amount representing interest (at a weighted-average interest rate of 10.7%)........            3,520
                                                                                             ------------
Present value of net minimum capital lease payments.....................................           25,762
Less current portion of obligations under capital leases................................           11,443
                                                                                             ------------
Obligations under capital leases, excluding current portion.............................     $     14,319
                                                                                             ============

(11) Capital Stock

Authorized Shares

In 1999, the Company amended and restated its certificate of incorporation to increase the number of authorized shares to 190,000,000 consisting of 120,000,000 and 10,000,000 shares of Class A and Class B common stock, respectively; and 12,000,000, 12,000,000, 10,000,000 and 10,000,000 shares of
Class A, C, D and E Preferred Stock respectively; and 16,000,000 undesignated Preferred shares (collectively "Preferred Stock"), all classes with a par value of $0.01 per share.

In 2000, the Company amended and restated its certificate of incorporation in order to increase the number of authorized shares up to 220,000,000 consisting of 150,000,000 and 10,000,000 shares of Class A and Class B common stock, respectively; and 60,000,000 undesignated shares of preferred stock, all classes with a par value of $0.01 per share.

Common Stock

Initial Public Offering

On June 23, 1999, the Company closed its Initial Public Offering ("IPO"), which resulted in the issuance of 6,850,000 shares of Class A common stock at $7.00 per share. On July 12, 1999, 1,027,500 shares of Class A common stock were issued in connection with the exercise of the underwriters' over-allotment option. In addition, upon the closing of the IPO, 6,185,000, 3,776,558 and 3,200,000 shares of Series A, C and E convertible preferred stock, respectively, automatically converted on a one-for-one basis into 13,161,558 shares of Class A common stock. Net proceeds from the offering, after underwriting fees of $3.9 million and offering costs of $1.4 million, were approximately $49.8 million.

During 1999 and 1998, Mail.com issued 3,130,324 and 1,831,160 shares, respectively of its Class A common stock primarily to vendors and consultants, as well as to various Mail.com Partners (see note 7). During 2000 and 1999, the Company issued 12,593,520 shares and 2,276,086 shares, respectively, of Class A common stock primarily in connection with acquisitions, investments and purchases of domain names.

Voting Rights

Each share of Class A common stock has one vote per share. Each share of Class B common stock, which is owned by the Chairman, shall have ten votes per share, and may convert into one share of Class A common stock.

Liquidation Preference

In the event the Company is liquidated, dissolved or wound up, the holders of Class A and Class B common stock will be entitled to receive distributions only after satisfaction of all liabilities and the prior rights of any outstanding class of preferred stock. If the Company is liquidated, dissolved or wound up, its legally available assets after satisfaction of all liabilities shall be distributed to the holders of Class A and Class B common stock pro rata based on the respective numbers of shares of Class A common stock held by these holders or issuable to them upon conversion of Class B common stock.

Preferred Stock

Class A Convertible Preferred Stock

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

Conversion of Class A, C and E Preferred Stock

Upon the closing of the Company's initial public offering on June 23, 1999, 6,185,000 and 3,776,558 shares of Class A and C convertible preferred stock, respectively, representing all of the outstanding shares of the convertible preferred stock, automatically converted on a one-for-one basis into 9,961,558 shares of Class A common stock (before giving effect to the adjustments described below). In addition, the 3.2 million Class E preferred shares automatically converted into the same number of Class A common stock (before giving effect to the adjustments described below). Further, the holders of Class A, C and E preferred stock received an additional 968,800, 944,139 and 166,424, Class A common shares, respectively, upon conversion of such preferred stock at the closing of the initial public offering. This resulted in a $14. 6 million dividend to preferred stockholders. This amount is reflected as an increase to additional paid-in-capital and a dividend charge against accumulated deficit.

Class D Preferred Stock

In July 1998, the Company authorized 10,000,000 shares of Class D preferred stock; however, no shares have been issued to date.

Undesignated Preferred Shares

The Company is authorized, without further stockholder approval; to issue authorized but unissued shares of preferred stock in one or more classes or series. At December 31, 2000 and 1999, 60,000,000 and 16,000,000 authorized shares, respectively, of undesignated preferred stock were available for creation and issuance in this manner.

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

(12) AT&T Warrant

Under a letter agreement dated May 26, 1999, AT&T Corp. ("AT&T") and the Company agreed to negotiate in good faith to complete definitive agreements to establish a strategic relationship. On July 26, 1999, the Company entered into an interim agreement to provide the Company's e-mail services as part of a package of AT&T or third party branded communication services that AT&T may offer to some of its small business customers. The Company has not entered into a definitive agreement to establish the proposed strategic relationship, and, effective March 30, 2000, the May 26, 1999 letter agreement and the July 26, 1999 Interim Agreement were terminated. Under the May 26, 1999 letter agreement, Mail.com issued warrants to purchase 1.0 million shares of Class A common stock at $11.00 per share. AT&T had the option to exercise the warrants at any time on or before December 31, 2000. Since AT&T did not exercise the warrants on or before December 31, 2000, the warrants expired and were cancelled.

The Company recorded a deferred cost of approximately $4.3 million in the aggregate as a result of the issuance of these warrants to AT&T. As a result of the termination of the May 26 letter agreement and the July 26 interim agreement, $3.3 million of deferred costs were expensed during 2000. The Company had amortized approximately $980,000 during 1999.

(13) CNET/Snap Stock Warrant

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

(14) Lycos Stock Warrant

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

(15) Stock Options

Between 1996 and 2000 the Board of Directors have approved stock option plans that permit the issuance of incentive stock options and nonqualified stock options to purchase up to 8,500,000 common shares. Most options are granted at fair market value, except as noted below, and are for periods not to exceed 10 years.

During 1998, 40,000 options were issued to a key executive at an exercise price of $3.50 per share. Such options were contingent upon the executive achieving a specified target. Such options were issued when the executive achieved a specific target at the then fair value of the Company's common stock of $3.50 per share. Accordingly, no compensation expense was recorded.

During 1998, 402,975 options were issued to a key executive at an exercise price of $2.00 per share, all of which were granted in 1998. Such options were outside of the Company's Stock Option Plans and contingent upon the Company achieving specified advertising revenue targets, as defined. For the year ended December 31, 1998, the Company recorded deferred compensation expense of approximately $1.1 million in the aggregate in connection with these grants, representing the difference between the deemed fair value of the Company's stock at the date of each grant and the $2.00 per share exercise price of the related options. This amount is presented as a reduction of stockholders' equity (deficit) and is being amortized over the three-year vesting period from the achievement of the performance targets, which was concurrent with each option grant. The Company has amortized $274,000, $365,000 and $71,000 of deferred compensation related to this grant for the years ended December 31, 2000, 1999 and 1998, respectively. During the fourth quarter of 2000, the officer's employment terminated and the remaining $387,000 of unamortized deferred compensation representing the unvested options forfeited was offset against to additional paid-in capital.

For the years ended December 31, 2000, 1999 and 1998, the Company recorded compensation expense of approximately $0, $93,000 and $442,000, respectively, for stock option and warrant issuances. Such amounts include the CNET and Lycos warrants (see notes 13 and 14).

During 2000 and 1999, certain non-bonus eligible employees purchased 6,346 and 84,380 common stock options, respectively for $10 and $2.50 per share in cash having an exercise price of $14.63 and $5.00 per share, the fair market value at the date of the grant.

During the second quarter of 1999, the Company issued 105,150 and 5,000 stock options to certain employees at $5.00 per share. The fair values of the Company's common stock on the dates of grant were $11 and $7 per share, respectively. Accordingly, the Company recorded deferred compensation of approximately $641,000 in connection with these options. At December 31, 2000, 40,400 stock options are outstanding and the unamortized deferred compensation of $141,000 is being amortized over the four-year vesting period of the applicable options.

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

The Company applies Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the fair value of the underlying common stock on the date of grant, no compensation expense has been recognized for its stock option grants to employees and directors. Had compensation expense for the Company's stock option grants been determined based on the fair value at the grant date for awards consistent with the method of SFAS No. 123, the Company's net loss attributable to common stockholders would have increased by the pro forma amounts for each year indicated below:


($ in thousands, except per share amounts)                                         Year ended December 31,
                                                                                   -----------------------
                                                                          2000              1999             1998
                                                                          ----              ----             ----

Net loss attributable to common stockholders:
         As reported.........................................        $    (229,527)    $     (61,571)    $    (12,525)
         Pro forma...........................................        $    (252,951)    $     (66,158)    $    (14,134)

Basic and diluted net loss per common share:
         As reported.........................................        $       (4.01)    $       (1.96)    $      (0.86)
         Pro forma...........................................        $       (4.42)    $       (2.11)    $      (0.97)


The resulting effect on the pro forma net loss disclosed for the years ended December 31, 2000, 1999 and 1998 is not likely to be representative of the effects of the net loss on a pro forma basis in future years, because the pro forma results include the impact of only two, three and four years, respectively, of grants and related vesting, while subsequent years will include additional grants and vesting. For purposes of pro-forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period.

The fair value of each option grant is estimated on the date of grant using the Black Scholes method option-pricing model (the minimum value method was used through March 12, 1999, the date of the initial filing of the Company's S-1) with the following assumptions used for grants made in 2000; dividend yield of zero (0%) percent, average risk-free interest rate of 6.10%, expected life of 5 years and volatility of 107% and in 1999: dividend yield of zero (0%) percent, average risk-free interest rate of 5.60%, expected life of 5 years and volatility of 0% for grants made prior to Mail.com's initial public offering and 90% for grants made after Mail.com's initial public offering. The following assumptions were used for grants made in 1998: dividend yield of zero (0%) percent, average risk-free interest rate ranging from 5.81% to 6.89%, expected life of 10 years and volatility of 0%.

A summary of the Company's stock option activity and weighted average exercise prices is as follows:


                                                                      For the Year Ended December 31,
                                                                      -------------------------------
                                                   2000                            1999                       1998
                                                   ----                            ----                       ----
                                                        Weighted                      Weighted                   Weighted
                                                         Average                       Average                    Average
                                                        Exercise                      Exercise                   Exercise
                                          Options         Price           Options       Price        Options       Price
                                          -------         -----           -------       -----        -------       -----
Options outstanding at
   beginning of period.............       9,776,953    $      5.34        6,656,296   $    1.93       3,901,321    $  0.94
                                        -----------    -----------   --------------   ---------   -------------    -------

Options granted....................      14,879,380    $      5.30        3,702,792   $   11.25       3,086,884    $  3.18

Options canceled...................      (9,919,450)   $      9.11         (399,993)  $    5.44        (331,909)   $  1.85

Options exercised..................     (1,392,593)    $      1.82         (182,142)       1.93              --         --
                                        -----------    -----------   --------------   ---------   -------------    -------

Options outstanding at
   end of period...................      13,344,290    $      2.86        9,776,953   $    5.34       6,656,296     $  1.93
                                        ===========    ===========   ==============   =========   =============

Options exercisable at period end..       6,315,061                       5,121,928                   3,230,469
                                        ===========                  ==============               =============
Weighted average fair value of
   options granted during the
   period..........................     $ 5.02                       $ 7.41                       $ 1.48
                                        ======                       ======                       ======

The following table summarizes information about stock options outstanding and exercisable at December 31, 2000:


                                                         Options Outstanding                       Options Exercisable
                                                         -------------------                       -------------------
                                                                   Weighted
                                                                    Average       Weighted                      Weighted
                                                                   Remaining       Average                       Average
              Range of Exercise                       Number      Contractual     Exercise      Number          Exercise
                   Prices                           Outstanding      Life           Price     Exercisable         Price
                   ------                           -----------      ----           -----     -----------         -----
$ 0.10....................................             900,002         5.4        $    0.10        900,002      $    0.10
$ 0.20....................................               9,338         5.7        $    0.20          9,338      $    0.20
$ 0.50-$0.69..............................             809,528         5.6        $    0.52        802,829      $    0.52
$ 1.00-$1.38..............................           1,031,164         7.7        $    1.03        745,965      $    1.00
$ 1.59-$2.34..............................           7,693,946         7.8        $    1.75      2,507,998      $    1.87
$ 3.24-$4.50..............................             767,729         6.9        $    3.51        663,516      $    3.50
$ 5.00-7.46...............................           1,182,402         8.5        $    5.55        409,836      $    5.07
$ 7.93-$11.86.............................             115,852         7.0        $   10.22         57,152      $   10.90
$12.06-$18.00.............................             792,004         8.1        $   15.03        195,881      $   14.89
$18.13-$25.63.............................              42,325         7.4        $   20.65         22,544      $   20.84
                                                --------------      ------        ---------    -----------      ---------
                                                    13,344,290         7.5        $    2.90      6,315,061      $    2.28
                                                ==============      ======        =========    ===========      =========



On May 31, 2000, the Board of Directors approved the cancellation and re-issuance of 500,000 options to an executive at an exercise price of $5.53 per share based on the closing price of the Company's Class A common stock on May 31, 2000. The options had an original exercise price of $12.44. The new options vest at the same rate that they would have vested under previous plans. Pursuant to FIN 44, stock options re-priced after December 15, 1998 are subject to variable plan accounting. The total compensation charge for the year ended December 31, 2000 approximated $6,000.

On November 14, 2000, the Company offered to certain employees, officers and directors, including the executive mentioned above, other than the chairman, the right to re-price certain outstanding stock options to an exercise price equal to $1.69, the closing price of the Company's Class A common stock on NASDAQ on November 14, 2000. Options to purchase an aggregate of up to 6,327,986 shares (including the reissuance of 500,000 options on May 31, 2000) are subject to re-pricing. The re-priced options will vest at the same rate that they would have vested under their original terms except that shares issuable upon exercise of these options may not be sold until after November 14, 2001. Pursuant to FIN 44, since the new exercise price was equal to the fair market value of the Company's common stock on the new measurement date, the Company did not record any compensation cost in connection with this program. However, depending upon movements in the market value of the Company's Class A common stock, this accounting treatment may result in significant non-cash compensation charges in future periods.

(16) Employee Stock and Savings Plans

401(k) Plan

On January 3, 2000, the Company established a 401(k) Plan ("the plan"). Subject to Internal Revenue Service Code limitations, participants may contribute from 1% to 15% of pay each pay period on a before tax basis, subject to statutory limits. Such contributions are fully and immediately vested. The Company will match 50% of the first 6% of an employee's contribution with shares of Mail.com Class A common stock. Vesting of the Company's matching contributions begins at 20% after the first anniversary of date of hire or plan commencement date, whichever is later, increasing by 20% each year thereafter through the fifth year until full vesting occurs. The Company's matching contributions representing 151,203 shares of Class A common stock for the year ended December 31, 2000 were $534,000.

Employee Stock Purchase Plan

On March 14, 2000, the Board of Directors adopted, and on May 18, 2000, the shareholders approved the Mail.com, Inc. Employee Stock Purchase Plan (the "ESPP"). Eligible employees can contribute, through a payroll deduction in 1% increments, from a minimum of 1% to a maximum of 10% of base salary or wages. Each purchase period lasts for six months beginning on the first day of January and the first day of July. The purchase price is set at 85% of the lower of the fair market value of Mail.com Class A common stock on the first day of the purchase period or on the last day of the purchase period. The fair market value will be determined based on the closing sales price on the NASDAQ National Market. If Mail.com shares cease to be traded on the NASDAQ National Market, a committee of at least two members of Mail.com's board of directors will determine the fair market value in the manner prescribed by the plan. During 2000, employees purchased 60,444 shares at an average price of $0.61 per share. At December 31, 2000, approximately 940,000 shares were reserved for future issuances.

(17) Restructuring Charges

During the fourth quarter of 2000, a restructuring charge of $18.4 million was recorded by the Company in accordance with the provisions of EITF 94-3, and Staff Accounting Bulletin 100. The Company's restructuring initiatives are related to our strategic decisions to exit the consumer messaging business and to focus on the Company's outsourced messaging business. The restructuring program includes an aggregate net reduction in the workforce of approximately 125 employees plus costs to exit certain unoccupied lease premises. Asset disposals of $13.9 million reflect write-downs of goodwill and other intangible assets of $12.2 million in connection with management's decision to abandon two of its Asian based business units, the majority of which related to its wireless business (see Note 2), $0.2 million of impaired domain names (see Note 2) and a write-down of $1.5 million of fixed assets and leasehold improvements in connection with the exit of certain leased office space including the Company's former New York City based headquarters.

The following sets forth the activity in the Company's restructuring reserve (in thousands):


                               Beginning               Current year-         Current year-     Ending
                               balance                 provision             utilization       balance
                               -------                 ---------             -----------       -------
Employee termination
 benefits                      $--                    $    818               $   259          $     559
Lease abandonments              --                       3,136                    --              3,136
Asset disposals                 --                      13,926                13,926                 --
Other exit costs                --                         508                   155                353
                               ---                     -------               -------          ---------
                               $--                     $18,388               $14,340          $   4,048
                               ===                     =======               =======          =========


(18) India.com Financing

During the third quarter of 2000, India.com, Inc. a wholly-owned subsidiary of Mail.com, issued 13,657,692 shares of Series A convertible preferred stock to private investors valued at $14.2 million. These shares are convertible into India.com Class A common stock at the initial purchase price of the preferred shares, subject to certain anti dilution adjustments. In addition, the preferred share conversion price is also subject to reduction if the effective sales price in India.com's next significant equity financing does not represent a 33% premium to the current conversion price. The Company will measure the contingent beneficial conversion feature at the commitment date and treat this feature as a preferred dividend but will not recognize this preferred dividend in earnings until the contingency is resolved, if ever. The holders of the Series A convertible exchangeable preferred stock are entitled to a one time right exercisable during the 60 days after September 13, 2001 to exchange these shares for the number of shares of Mail.com Class A common stock equal to the original purchase price of such shares divided by the lesser of the market price of Mail.com's Class A common stock on September 13, 2001 (but not less than $4.50) and $6.00.

(19) Income Taxes

There is no provision for federal, state or local income taxes for all periods presented, since the Company has incurred losses since inception. At December 31, 2000 and 1999, the Company had approximately $188 million and $52.8 million, respectively, of federal net operating loss carryforwards available to offset future taxable income. Such carryforwards expire in various years through 2020. The Company has recorded a full valuation allowance against its deferred tax assets since management believes that, after considering all the available objective evidence, it is not more likely than not that these assets will be realized. The tax effect of temporary differences that give rise to significant portions of federal deferred tax assets principally consists of the Company's net operating loss carryforwards.

Under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), the utilization of net operating loss carryforwards may be limited under the change in stock ownership rules of the Code. The Company has not yet determined whether an ownership change has occurred.

The effects of temporary differences and tax loss carryforwards that give rise to significant portions of federal deferred tax assets and deferred tax liabilities at December 31, 2000 and 1999 are presented below, in thousands.

                                                                                            December 31,
                                                                                            ------------
                                                                                       2000              1998
                                                                                       ----              ----
         Deferred tax assets:
         Net operating loss carryforwards................................         $       86,511     $       24,285
         Deferred revenues...............................................                  1,510                880
         Accounts receivable principally due to
            allowance for doubtful accounts..............................                    914                334
         Non-cash compensation...........................................                    438                270
         Plant and equipment, principally due to
            differences in depreciation..................................                  3,392              1,664
         Write down of investments.......................................                  2,990                 --
         Accrued expenses................................................                  1,748                 --
         Other ..........................................................                    227                 62
                                                                                  --------------     --------------
         Gross deferred tax assets.......................................                 97,730             27,495
         Less: valuation allowance.......................................                (97,730)           (27,495)
                                                                                  --------------     --------------
         Net deferred tax assets.........................................         $           --     $           --
                                                                                  ==============     ==============

Of the total deferred tax assets of $97.7 million existing on December 31, 2000, subsequently recognized tax benefits, if any, in the amount of approximately $5.6 million will be applied directly to contributed capital when realized. This amount relates to the tax effect deductions for stock options included in the Company's net operating loss carryforward.

(20) Valuation and Qualifying Accounts

Additions and write-offs charged to the allowance for doubtful accounts is presented below, in thousands.

                                                                Additions
                                              Balance at        charged to                                             Balance
                                             beginning of       costs and       Additions from     Deductions/          at end
Allowance for doubtful accounts                  year            expenses        acquisitions       write-offs        of period
- -------------------------------                  ----            --------      ----------------     ----------        ---------
For the year ended
   December 31, 1998................       $        --       $         92      $       --        $        --       $         92
For the year ended
   December 31, 1999................       $         92      $        203      $      --         $         98      $        197
For the year ended
   December 31, 2000................       $        197      $      1,603      $       403       $      1,316      $        887

(21) Quarterly Financial Information - Unaudited

Condensed Quarterly Consolidated Statements of Operations (in thousands, except per share data)

                                                       2000                                      1999
                                                       ----                                      ----
                                     Fourth       Third    Second       First    Fourth      Third     Second     First
                                     Quarter     Quarter   Quarter     Quarter   Quarter    Quarter    Quarter   Quarter
                                     -------     -------   -------     -------   -------    -------    -------   -------
Revenues......................     $  17,710    $ 18,538   $ 15,023  $   9,951  $  6,116  $  3,350   $  2,057   $   1,186
Cost of revenues..............        15,401      16,575     13,895      9,861     6,058     4,199      2,043       1,478
                                   ---------    --------   --------  ---------  --------  --------   --------   ---------
Gross profit/(loss)...........         2,309       1,963      1,128         90        58      (849)        14        (292)
Operating expenses............        80,409      54,474     48,861     42,715    22,016    16,341      8,085       6,132
                                   ---------    --------   --------  ---------  --------  --------   --------   ---------
Loss from operations..........       (78,100)    (52,511)   (47,733)   (42,625)  (21,958)  (17,190)    (8,071)     (6,424)
Other income/(expense), net...        (7,731)       (744)      (164)        81     5,885       618        109          16
                                   ----------   ---------  --------- ---------  --------  --------   --------   ---------
Net loss......................       (85,831)    (53,255)   (47,897)   (42,544)  (16,073)  (16,572)    (7,962)     (6,408)
                                   ----------   ---------  --------- ---------  --------  --------   --------   ---------
Cumulative dividends..........            --          --         --         --        --        --     14,556          --
Net loss attributable to common
  stockholders................       (85,831)    (53,255)   (47,897)   (42,544)  (16,073)  (16,572)   (22,518)     (6,408)
                                   ---------    --------   --------  ---------  --------  --------   --------   ---------
Basic and diluted loss per
  common share................     $   (1.39)   $  (0.88)  $  (0.84) $   (0.86) $ (0.36)  $  (0.38)  $  (1.09)  $   (0.39)
                                   ---------    --------   --------  ---------  -------   --------   --------   ---------


Due to changes in the number of shares outstanding, quarterly loss per share amounts do not necessarily add to the totals for the years.

(22) Subsequent Events - Unaudited

(a) CONVERTIBLE NOTES

         On January 8, 2001, Mail.com issued $10 million (subsequently increased to $10.26 million) of 10% Senior Convertible Notes (the "Notes") to an investor group due January 8, 2006. The Notes are joint and several obligations of Mail.com and its subsidiaries Mail.com Business Messaging Services, Inc. and The Allegro Group, Inc. (collectively, the "Companies").

The Notes bear interest semi-annually at the rate of 10% per annum. One half of each interest payment is payable in cash and one half is payable in shares of Mail.com Class A common stock, par value $.01 per share ("Class A common stock"), until 18 months after the closing date of the financing. Thereafter, one half of each interest payment may be paid in shares of Class A common stock at the option of the Companies. For purposes of determining the number of shares issuable upon payment of interest in shares of Class A common stock, such shares will be deemed to have a value equal to the applicable conversion price at the time of payment.

Each of the Notes is convertible at any time at the option of the holder into Class A common stock at an initial conversion price equal to $1.00 per share. The conversion price is subject to anti-dilution adjustments.

The Companies may, at their option, prepay the Notes, in whole or in part, at any time (i) on or after the third anniversary of the closing date of the financing, (ii) if the closing price of the Class A common stock on the NASDAQ stock market, or other securities market on which the Class A common stock is then traded, is at or above $5.00 per share (such amount to be appropriately adjusted in the event of a stock split, stock dividend, stock combination or recapitalization or similar event having a similar effect) for 30 consecutive trading days or (iii) Mail.com desires to effect a merger, consolidation or sale of all or substantially all of its assets in a manner that is prohibited by the Note Purchase Agreement between Mail.com and the initial purchasers of the Notes (the "Note Purchase Agreement") and the holders of the Notes fail to consent to a waiver of such prohibition to permit such merger, consolidation or sale.

The Notes are secured by a pledge of the Company's and its wholly-owned subsidiary WORLD.com, Inc.'s share interest in its majority owned subsidiary India.com, Inc. The security interest will be released, among other circumstances, (i) upon repayment of the Notes and accrued interest thereon,
(ii) upon a sale, transfer or other disposition of the shares as permitted under the Note Purchase Agreement and the prepayment of Notes as become subject to prepayment in accordance with the Note Purchase Agreement, or (iii) if Mail.com raises at least $35 million in cash proceeds from the sale of assets (including the pledged shares) or from the issuance of certain additional debt or equity financings on or before April 30, 2001.

The net proceeds of the issuance of the Notes will be used for working capital and other general corporate purposes.

In connection with the issuance of the Notes, the Company granted to the investor group the right to designate one director to the Board of Directors for so long as the investor group and certain other parties associated with it own a specified number of shares of Class A common stock on a fully diluted basis (the "Designation Agreement"). Pursuant to the Designation Agreement, the Board of Directors appointed a director to the Board of Mail.com effective upon the closing of the financing.

         On January 31, 2001, the Company entered into a note exchange agreement (the "Note Exchange Agreement"). Under the terms of the agreement, Mail.com issued $11,694,000 principal amount of a new series of 10% Senior Convertible Notes due January 8, 2006 in exchange for the cancellation of $38,980,000 principal amount of its 7% Convertible Subordinated Notes due February 1, 2005.

         On February 8, 2001, the Company entered into an additional note exchange agreement. Under the terms of the agreement, Mail.com issued $4,665,000 principal amount of a new series of 10% Senior Convertible Notes due January 8, 2006 in exchange for the cancellation of $15,550,000 principal amount of its 7% Convertible Subordinated Notes due February 1, 2005.

         On February 14, 2001, the Company entered into an additional note exchange agreement. Under the terms of the agreement, Mail.com issued $7,481,250 principal amount of a new series of 10% Senior Convertible Notes due January 8, 2006 in exchange for the cancellation of $21,375,000 principal amount of its 7% Convertible Subordinated Notes due February 1, 2005 (the "Subordinated Notes"). Upon effectiveness of a registration statement relating to the shares of Class A common stock issuable upon conversion of the Senior Convertible Notes and the shares referred to below, $2,531,250 in principal amount of these Senior Convertible Notes will be exchanged for 1,420,714 shares of Class A common stock (the "Exchange Shares"), leaving $4,950,000 in principal amount of this series of Senior Convertible Notes outstanding.

The Senior Convertible Notes issuable under the January 31, February 8 and February 14 note exchange agreements (the "Exchange Notes") are unsecured, joint and several obligations of the Companies.

The Exchange Notes bear interest semi-annually at the rate of 10% per annum. One half of each interest payment is payable in cash and one half is payable in shares of Mail.com Class A common stock, par value $.01 per share ("Class A common stock"), until 18 months after the closing date of the financing. Thereafter, one half of each interest payment may be paid in shares of Class A common stock at the option of the Companies. For purposes of determining the number of shares issuable upon payment of interest in shares of Class A common stock, such shares will be deemed to have a value equal to the applicable conversion price at the time of payment.

$11,694,000 of the Exchange Notes is convertible at any time at the option of the holder into Class A common stock at an initial conversion price equal to $1.30 per share.

$4,665,000 of the Exchange Notes is convertible at any time at the option of the holder into Class A common stock at an initial conversion price equal to $1.75 per share. The conversion price is subject to anti-dilution adjustments.

$7,481,250 of the Exchange Notes is convertible at any time at the option of the holder into Class A common stock at an initial conversion price equal to $1.50 per share. Also, $2,531,250 of the Exchange Notes is subject to cancellation in exchange for the issuance of Exchange Shares as described above. The conversion price is subject to anti-dilution adjustments.

The Companies may, at their option, prepay the Exchange Notes, in whole or in part, at any time (i) on or after the third anniversary of the closing date of the financing, (ii) if the closing price of the Class A common stock on the NASDAQ stock market, or other securities market on which the Class A common stock is then traded, is at or above $5.00 per share (such amount to be appropriately adjusted in the event of a stock split, stock dividend, stock combination or recapitalization or similar event having a similar effect) for 30 consecutive trading days or (iii) Mail.com desires to effect a merger, consolidation or sale of all or substantially all of its assets in a manner that is prohibited by the Note Purchase Agreement between Mail.com and the initial purchasers of the Exchange Notes (the "Note Purchase Agreement") and the holders of the Exchange Notes fail to consent to a waiver of such prohibition to permit such merger, consolidation or sale.

All of the above exchange transactions (other than the exchange of $2,531,250 of the Senior Convertible Notes described above) under the Exchange Note Agreements closed on March 28, 2001. As a result of these exchanges, the Company expects to record an approximate $52 million gain on these transactions which will be recorded as an extraordinary item in the first quarter of 2001.

         On March 19, 2001, the Company completed the issuance of $3.9 million principal amount of 10% Senior Convertible Notes due January 8, 2006 (the "Notes") to certain private investors. The Notes are unsecured, joint and several obligations of Mail.com and its subsidiaries Mail.com Business Messaging Services, Inc. and The Allegro Group, Inc. (collectively, the "Companies").

The Notes bear interest, payable semi-annually, at the rate of 10% per annum. One half of each interest payment is payable in cash and one half is payable in shares of Mail.com Class A common stock ("Class A common stock"), until 18 months after the closing date of the financing. Thereafter, one half of each interest payment may be paid in shares of Class A common stock at the option of the Companies. For purposes of determining the number of shares issuable upon payment of interest in shares of Class A common stock, such shares will be deemed to have a value equal to the applicable conversion price at the time of payment.

The Companies may, at their option, prepay the Notes, in whole or in part, at any time (i) on or after the third anniversary of the closing date of the financing, (ii) if the closing price of the Class A common stock on the NASDAQ stock market, or other securities market on which the Class A common stock is then traded, is at or above $5.00 per share (such amount to be appropriately adjusted in the event of a stock split, stock dividend, stock combination or recapitalization or similar event having a similar effect) for 30 consecutive trading days or (iii) Mail.com desires to effect a merger, consolidation or sale of all or substantially all of its assets in a manner that is prohibited by the Note Purchase Agreement dated as of March 13, 2001 between Mail.com and the initial purchasers of the Notes and the holders of the Notes fail to consent to a waiver of such prohibition to permit such merger, consolidation or sale.

Each of the Notes is convertible at any time at the option of the holder into Class A common stock at an initial conversion price equal to $1.00 per share. The conversion price is subject to anti-dilution adjustments.

The net proceeds from this financing will be used for working capital and other general corporate purposes.

(b) STOCK OPTIONS

         As a result of the previously announced appointment of its Chief Executive Officer, the Board of Directors of the Company has approved the grant of options to purchase 1,700,000 shares of Class A common stock of the Company (the "Stock Options") to that individual. The grant was made on January 26, 2001.

The Stock Options have an exercise price equal to $1.28 per share, the fair market value of the Class A common stock on the date of grant. The Stock Options will vest 25% on October 26, 2001 and quarterly thereafter over three years and will expire upon the earlier of ten years after the date of grant and a specified number of days after termination of employment depending upon the reason for termination. The vesting of fifty percent of any unvested options will accelerate upon a change of control of the Company, and 25% of the remaining unvested options will vest on the first anniversary of such change of control to the extent not otherwise vested on such first anniversary and the remaining 25% on the second anniversary of such change of control to the extent not otherwise vested on such second anniversary.

(c)ACQUISITION OF SWIFT TELECOMMUNICATIONS, INC AND EASYLINK SERVICES

         On January 31, 2001, Mail.com and Swift Telecommunications, Inc ("STI") a New York Corporation entered into an Agreement and Plan of Merger ("Merger Agreement"). On February 23, 2001, the Company completed the acquisition of STI. In January 2001, STI acquired from AT&T Corp. its EasyLink Services business ("EasyLink Services"). These transactions will be accounted for as a purchase business combination.

STI together with its newly acquired EasyLink Services business is a global provider of messaging services such as electronic data interchange, e-mail, fax and telex.

At the closing of the acquisition by STI of the EasyLink Services business from AT&T, the Company advanced $14 million to STI in the form of a loan, the proceeds of which were used to fund part of the cash portion of the purchase price to AT&T. Upon the closing of the acquisition of STI, the Company assumed a $35 million note issued by STI to AT&T. The $35 million note will be secured by the assets of STI, including the EasyLink Services business, and the shares of Mail.com Class A common stock to be issued to the sole shareholder in the Merger. The note is payable in equal monthly installments over four years and bears interest at the rate of 10% per annum. The note is subject to mandatory prepayment upon the sale of specified assets of STI, including the EasyLink Services business, and in certain other events. The note also contains certain customary covenants and events of default, including limitations on the ability of Mail.com to incur additional indebtedness and to incur additional liens on the STI and EasyLink assets.

Upon the closing of the acquisition of STI, the Company paid to the sole shareholder of STI approximately $33 million consisting of $835,294 in cash and issued an unsecured note for approximately $9.2 million and approximately 19 million shares of Mail.com Class A common stock valued at approximately $23 million as the purchase price for the acquisition of STI. The Company will also pay additional consideration to the sole shareholder of STI equal to the amount of the net proceeds, after satisfaction of certain liabilities of STI and its subsidiaries, from the sale or liquidation of the assets of one of STI's subsidiaries. The Company also reimbursed the sole shareholder of STI for a $1.5 million advance made to STI, the proceeds of which were used to fund the balance of the cash portion of the purchase price for STI's acquisition of the EasyLink Services business and certain other obligations to AT&T. The $9.2 million note will be payable in four equal semi-annual installments over two years and may be prepaid in whole or in part at any time and from time to time without payment of premium or penalty. The note will be non-interest bearing unless the Company fails to make a required payment within 30 days after the due date therefore. Thereafter, the note will bear interest at the rate of 10% per annum. The note also contains certain customary events of default.

As part of the transaction with STI, the Company has also agreed to acquire Telecom International, Inc. (which is an affiliate of STI and conducts business under the name "AlphaTel") and the 25% minority interests in two STI subsidiaries for $164,705 in cash, promissory notes in the aggregate principal amount of approximately $1.8 million and 3.7 million shares of Mail.com Class A common stock. These additional transactions are subject to execution of definitive documentation, receipt of regulatory approvals and other customary conditions.

The Company will allocate a portion of the purchase price to the fair market value of the acquired assets and liabilities assumed of STI and the EasyLink Services businesses. The excess of the purchase price over the fair market value of the acquired assets and liabilities assumed will be allocated to goodwill and other intangible assets. Goodwill and other intangible assets are expected to be amortized over a period of three to five years, the expected estimated period of benefit. The purchase price allocation is dependant on the final outcome of the valuation and appraisals of the fair value of the acquired assets and assumed liabilities at the date of acquisition, as well as the potential identification of certain intangible assets such as customer lists, etc.

Additionally, upon the closing of the STI acquisition, the President and sole shareholder of STI, joined the Company as President of International Operations and became a member of the Company's Board of Directors.

(d) INDIA.COM BRIDGE FUNDING AND AMMENDMENT AGREEMENT

The Company has entered into a Bridge Funding and Amendment Agreement (the "Bridge Funding Agreement"). Under the Bridge Funding Agreement, the Company may borrow up to $5 million from its majority-owned subsidiary India.com pursuant to a bridge note (the "Bridge Note"). Under the Bridge Funding Agreement, the Company committed to issue to India.com warrants to purchase 200,000 shares of Mail.com's Class A common stock at an exercise price of $1.30 per share in consideration of the commitment under the Bridge Funding Agreement. In addition, India.com will be entitled to receive warrants to purchase an additional 160,000 shares of Mail.com Class A common stock for each $1 million drawn down by the Company under the Bridge Funding Agreement. As of March 31, 2001, $4 million has been drawn down and an additional 640,000 warrants have been issued at exercise prices ranging from $0.63 to $0.75 per warrant.


If drawn upon, any outstanding amounts must be repaid on or before 120 days after the initial advance of funds and out of the proceeds of certain other fundings of the Company. Advances under the Bridge Note will bear interest at the rate of 10% per annum. If payments are not made on the Bridge Note when due, the Bridge Note bears additional interest at the rate of 1% per month and warrants to purchase additional shares of Mail.com Class A common stock at the rate of 100,000 shares per month are issued until the payment is made. Obligations under the Bridge Note will be secured by the Company's and WORLD.com's shares of India.com.

Any additional warrants issued pursuant to the Bridge Funding Agreement as described above will have an exercise price based upon the market price of the underlying Mail.com Class A common stock around the time such warrants are issued. The number of shares issuable upon exercise of the warrants and the exercise price of the warrants are subject to adjustment for stock splits, stock dividends, stock combinations and reclassifications. The exercise price for all of the warrants may be paid in cash or by exchanging Warrants to purchase a number of underlying shares having an aggregate value based on the market price around the time of exercise equal to the exercise price. All of the warrants expire February 2, 2004.

In consideration of the commitments under the Bridge Funding Agreement, the Company agreed to reduce the minimum price at which the holders of shares of Series A Convertible Exchangeable Preferred Stock of India.com (the "India Preferred Stock") may exchange such shares for Mail.com Class A common stock. Under the Exchange Agreement dated September 13, 2000, the holders of India Preferred Stock have a one-time right during the sixty day period commencing September 13, 2001 to exchange shares of India Preferred Stock for Mail.com Class A common stock based on the original purchase price for the India Preferred Stock divided by the market price of Mail.com stock on September 13, 2001, subject to a floor on the exchange price of $4.50 and a cap of $6.00. The aggregate original purchase price for the India Preferred Stock was $14.25 million. In consideration of the Bridge Funding Agreement, the period during which the one-time exchange right may be exercised was changed from the 60-day period immediately after September 13, 2001 to the 60-day period immediately after December 31, 2001. In addition, the floor price at which shares of Mail.com Class A common stock may be issued upon the exchange was reduced from $4.50 per share to $3.00 per share immediately and will be further reduced to $1.30 per share for a percentage of the total number of shares of India Preferred Stock that is equal to the percentage of the Bridge Note drawn down.

(e) PRIVATE PLACEMENT OF COMMON STOCK

         On March 20, 2001, the Company completed a private placement of 3,000,000 shares of Class A common stock (the "Common Shares") a private investor for an aggregate price of $3,000,000. Pursuant to the Common Stock Purchase Agreement dated as of March 13, 2001 between Mail.com and the private investor and subject to the effectiveness of a registration statement covering shares of Class A common stock issuable upon conversion of certain Mail.com convertible notes, Mail.com is obligated to issue an additional 1,000,000 shares of Class A common stock to the private investor if the closing price of the Company's Class A common stock is not at or above $10 per share for at least five consecutive trading days during 2001.

The net proceeds from the issuance of the Common Shares will be used for working capital and other general corporate purposes.

(f) RESTRUCTURING AND IMPAIRMENT CHARGES

During the first quarter of 2001, the Company took additional actions to further reduce its cash burn. These actions included additional staff layoffs in some of our businesses as well as the decision to sell certain of its businesses at reduced prices. Accordingly, additional restructuring and impairment charges to reduce the value of certain of its acquisitions and investments are necessary. This is due to the continuous and prolonged decline in valuations of Chinese and US portals, including revenue multiples, and other providers of Internet services in the markets in which they operate, as well as the lack of capital financing available to Internet related businesses in order to fund operating losses and continual investments that their management teams believe are necessary to sustain operations. The Company estimates that such charges will be in the range of $40 to $50 million, of which less than $3 million would be cash related. Most of these charges are expected to cover additional write-downs of tangible and intangible assets and the carrying value of certain investments.

(g) SALE OF ADVERTISING NETWORK

On March 30, 2001, the Company sold its advertising network to Net2Phone, Inc. Net2Phone paid Mail.com $3 million in cash upon the closing and up to an additional $0.5 million based upon the achievement of certain milestones by Mail.com. In connection with the sale the parties entered into a hosting agreement whereby Mail.com will receive payments for hosting the consumer mailboxes for a minimum of one year. The Company plans to transition the hosting of the consumer mailboxes to a third party provider in the near future.

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 2, 2001.

                                        EasyLink Services Corporation

                                        By /s/ GERALD GORMAN*
                                           ------------------------------------
                                           (Gerald Gorman, Chairman)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 2, 2001.


/s/GERALD GORMAN*                              Chairman
- ---------------------------------------
(Gerald Gorman)


/s/THOMAS MURAWSKI*                            Chief Executive Officer
- ---------------------------------------        (Principal Executive Officer) Director
(Thomas Murawski)


/s/GARY MILLIN*                                Chief Executive Officer, WORLD.com, Director
- ---------------------------------------
(Gary Millin)


/s/BRADLEY SCHRADER*                           President, Director
- ---------------------------------------
(Bradley Schrader)


/s/DEBRA MCCLISTER*                            Executive Vice President and Chief Financial Officer
- ---------------------------------------        (Principal Accounting and Financial Officer)
(Debra McClister)


/s/DAVID AMBROSIA*                             Executive Vice President, General Counsel
- ---------------------------------------
(David Ambrosia)                               and Secretary


/s/GEORGE ABI ZEID*                            President, International Operations, Director
- ---------------------------------------
(George Abi Zeid)


/s/WILLIAM DONALDSON*                          Director
- ---------------------------------------
(William Donaldson)


/s/STEPHEN M. DUFF*                            Director
- ---------------------------------------
(Stephen M. Duff)


/s/STEPHEN KETCHUM*                            Director
- ---------------------------------------
(Stephen Ketchum)


/s/JACK KUEHLER*                               Director
- ---------------------------------------
(Jack Kuehler)


                                               *By /S/ DAVID AMBROSIA
                                               (David Ambrosia, Attorney-in-Fact)


                                    Part III

The information required by Items 10 through 13 in this part is omitted Pursuant to Instruction G of form 10-K since the Corporation intends to File with the Commission a definitive Proxy Statement, pursuant to Regulation 14A, not later than 120 days after December 31, 2000.

                                     Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

Exhibits.

Some of the exhibits referenced below are incorporated by reference to filings made by Mail.com, Inc. before the date hereof. As disclosed on the cover page of this Form 10-K, Mail.com, Inc. has changed it's name to EasyLink Services Corporation.

2.1 Agreement and Plan of Merger dated as of December 11, 1999 by and among Mail.com, Inc., Mast Acquisition Corp. and NetMoves Corporation. (Incorporated by reference to Exhibit 2.1 of Mail.com, Inc.'s Current Report on Form 8-K filed December 16, 1999.)

2.2 Form of Company Voting Agreement dated as of December 11, 1999 by and between Mail.com, Inc. and certain directors and officers of NetMoves Corporation. (Incorporated by reference to Exhibit 2.2 of Mail.com, Inc.'s Current Report on Form 8-K filed on December 16, 1999)

2.3 Agreement and Plan of Merger dated as of March 14, 2000 by and among Mail.com, Inc., Asia.com, Inc., eLong.com, Inc. and the Stockholders of eLong.com, Inc. (Incorporated by reference to Exhibit 2.1 of Mail.com, Inc.'s Current Report on Form 8-K filed on March 28, 2000)

2.4 Agreement and Plan of Merger by and among Mail.com, Inc., ML Acquisition Corp., Swift Telecommunications, Inc. ("STI") and George Abi Zeid, as sole shareholder of STI, dated as of January 31, 2001. (Incorporated by reference to Exhibit 2.1 of Mail.com, Inc.'s Current Report on Form 8-K filed
                  February 8, 2001)

2.5 Letter Agreement dated January 31, 2001 between Mail.com, Inc. and George Abi Zeid relating to Telecom International, Inc. (Incorporated by reference to Exhibit 2.2 of Mail.com, Inc.'s Current Report on Form 8-K filed February 8, 2001).

2.6 Letter Agreement dated January 31, 2001 between Mail.com, Inc. and George Abi Zeid relating to the 25% minority interests in Xtreme Global Communications (S) Pte Ltd. and Xtreme Global Communications Sdn Bhd. (Incorporated by reference to Exhibit 2.3 of Mail.com, Inc.'s Current Report on Form 8-K filed February 8, 2001)

2.7 Asset Purchase dated December 14, 2000 between AT&T Corp. and Swift Telecommunications, Inc. (Incorporated by reference to
                  Exhibit 2.1 of Mail.com, Inc.'s Current Report on Form 8-K filed March 9, 2001)

2.8**++ Asset Purchase Agreement dated as of March 30, 2001 by and among Mail.com, Inc. and Net2Phone EMail, Inc.

3.1               Amended and Restated Certificate of Incorporation.
                  (Incorporated by reference to Exhibit 4.1 of Mail.com, Inc.'s Registration Statement on Form S-8 filed June 19, 2000)

3.2 Certificate of Amendment of Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 4.2 of Mail.com, Inc.'s Registration Statement on Form S-8 filed June 19, 2000)

3.3**             Certificate of Ownership and Merger.

3.4 By-Laws. (Incorporated by reference to Exhibit 4.3 of Mail.com, Inc.'s Registration Statement on Form S-8 filed June 19, 2000)

4.1**             Specimen Class A common stock certificate.

10.1 Employment Agreement between Mail.com, Inc. and Gerald Gorman dated April 1, 1999. (Incorporated by reference to Exhibit
                  10.1 to the Registrant's Registration Statement on Form S-1 (File No. 333-74353) (the "IPO Registration Statement"))

10.2 Employment Agreement between Mail.com, Inc. and Gary Millin dated April 1, 1999. (Incorporated by reference to Exhibit
                  10.2 to the IPO Registration Statement)

10.3 Employment Agreement between Mail.com, Inc. and Debra McClister dated April 1, 1999. (Incorporated by reference to
                  Exhibit 10.4 to the IPO Registration Statement)

10.4 Employment Agreement between Mail.com, Inc. and David Ambrosia dated May 19, 1999. (Incorporated by reference to
                  Exhibit 10.6 to the IPO Registration Statement)

10.5 Stock Option Agreement between Mail.com, Inc. and Gary Millin dated December 31, 1996. (Incorporated by reference to Exhibit 10.8 to the IPO Registration Statement)

10.6 Stock Option Agreement between Mail.com, Inc. and Gary Millin dated June 1, 1996. (Incorporated by reference to Exhibit
                  10.9 to the IPO Registration Statement)

10.7 Stock Option Agreement between Mail.com, Inc. and Gary Millin dated February 1, 1997. (Incorporated by reference to Exhibit
                  10.10 to the IPO Registration Statement)

10.8 Stock Option Agreement between Mail.com, Inc. and Gerald Gorman dated December 31, 1996. (Incorporated by reference to
                  Exhibit 10.11 to the IPO Registration Statement)

10.9 Stock Option Agreement between Mail.com, Inc. and Gerald Gorman dated June 1, 1996. (Incorporated by reference to
                  Exhibit 10.12 to the IPO Registration Statement)

10.10 1996 Employee Stock Option Plan. (Incorporated by reference to Exhibit 10.14 to the IPO Registration Statement)

10.11 1997 Employee Stock Option Plan. (Incorporated by reference to Exhibit 10.15 to the IPO Registration Statement)

10.12 1998 Employee Stock Option Plan. (Incorporated by reference to Exhibit 10.16 to the IPO Registration Statement)

10.13 1999 Employee Stock Option Plan. (Incorporated by reference to Exhibit 10.17 to the IPO Registration Statement)

10.14 Lease between Mail.com, Inc. and Braun Management and six amendments thereto, the most recent dated May 21, 1998. (Incorporated by reference to Exhibit 10.18 to the IPO Registration Statement)

10.15 Lease between Mail.com, Inc. and Spitfire Marketing Systems Inc. dated August 14, 1998. (Incorporated by reference to
                  Exhibit 10.19 to the IPO Registration Statement)

10.16 Space License Agreement and three amendments thereto between Mail.com, Inc. and Telehouse International Corporation of America, Inc., the most recent amendment dated March 9, 1999. (Incorporated by reference to Exhibit 10.20 to the IPO Registration Statement)

10.17 Lease between Mail.com, Inc. and 55 Madison Associates dated September 15, 1998. (Incorporated by reference to Exhibit
                  10.21 to the IPO Registration Statement)

10.18 Lease Agreement between Mail.com, Inc. and Leastec Sylvan Credit dated June 20, 1996. (Incorporated by reference to
                  Exhibit 10.22 to the IPO Registration Statement)

10.19 Master Lease Agreement between Mail.com, Inc. and RCC dated July 17, 1998. (Incorporated by reference to Exhibit 10.23 to the IPO Registration Statement)

10.20 Lease Agreement between Mail.com, Inc. and Pacific Atlantic Systems Leasing, dated January 22, 1999. (Incorporated by reference to Exhibit 10.24 to the IPO Registration Statement)

10.21 Class A Preferred Stock Purchase Agreement dated May 27, 1997. (Incorporated by reference to Exhibit 10.25 to the IPO Registration Statement)

10.22 Waiver, Consent and Amendment to Class A Preferred Stock Purchase Agreement and Investors' Rights Agreement, dated July 31, 1998. (Incorporated by reference to Exhibit 10.26 to the IPO Registration Statement)

10.23 Accession Agreement among Mail.com, Inc. and Primus Capital Fund IV Limited Partnership and the Primus Executive Fund Limited Partnership dated August 31, 1998. (Incorporated by reference to Exhibit 10.27 to the IPO Registration Statement)

10.24 Letter Agreement among Gerald Gorman, Primus Capital Fund Limited Partnership and the Primus Executive Fund Limited Partnership dated August 31, 1998. (Incorporated by reference to Exhibit 10.28 to the IPO Registration Statement)

10.25 Class E Preferred Stock Investors' Rights Agreement dated March 10, 1999. (Incorporated by reference to Exhibit 10.29 to the IPO Registration Statement)

10.26 Observer Rights Agreement among the Company, Primus, et. al., and Sycamore Ventures dated August 31, 1998. (Incorporated by reference to Exhibit 10.30 to the IPO Registration Statement)

10.27 Investors' Rights Agreement between NBC Multimedia, Inc., CNET, Inc. and Mail.com, Inc. dated March 1, 1999. (Incorporated by reference to Exhibit 10.31 to the IPO Registration Statement)

10.28 Lycos Term Sheet Agreement dated October 8, 1997 and the amendments thereto. (Incorporated by reference to Exhibit
                  10.32 to the IPO Registration Statement)

10.29 CNET Warrants dated March 1, 1999. (Incorporated by reference to Exhibit 10.33 to the IPO Registration Statement)

10.30 NBC Multimedia Warrants dated March 1, 1999. (Incorporated by reference to Exhibit 10.34 to the IPO Registration Statement)

10.31 Stock Purchase Agreement between Mail.com, Inc. and CNN Interactive dated July 7, 1998. (Incorporated by reference to
                  Exhibit 10.35 to the IPO Registration Statement)

10.32 Agreement between CNET, Inc., and Mail.com, Inc. dated May 13, 1998. (Incorporated by reference to Exhibit 10.36 to the IPO Registration Statement)

10.33 Letter Agreement between CNET, Inc., Snap Internet Portal Service and Mail.com, Inc. dated as of June 16, 1998. (Incorporated by reference to Exhibit 10.37 to the IPO Registration Statement)

10.34 Letter Agreement between CNET, Inc., Snap Internet Portal Service, NBC Multimedia, Inc. and Mail.com, Inc. dated as of February 8, 1999. (Incorporated by reference to Exhibit 10.38 to the IPO Registration Statement)

10.35             Agreement between NBC Multimedia, Inc. and Mail.com, Inc.
                  dated February 8, 1998. (Incorporated by reference to Exhibit
                  10.39 to the IPO Registration Statement)

10.36 Equipment Financing Agreement between Pentech Financial Services, Inc. and Mail.com, Inc. dated May 1, 1999. (Incorporated by reference to Exhibit 10.41 to the IPO Registration Statement)

10.37 Equipment Financing Lease--EMC Corporation. (Incorporated by reference to Exhibit 99.1 of Mail.com, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30,
                  1999)

10.38 Equipment Financing Lease--Pentech Financial Services, Inc.(Incorporated by reference to Exhibit 99.2 of Mail.com, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999)

10.39             Equipment Financing Lease--Pentech Financial Services, Inc.
                  (Incorporated by reference to Exhibit 99.3 of Mail.com, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999)

10.40 Investor Rights Agreement dated July 14, 1999 between Mail.com, Inc. and 3Cube, Inc. (Incorporated by reference to
                  Exhibit 99.4 of Mail.com, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999)

10.41 Agreement and Plan of Merger dated as of August 20, 1999 among Mail.com, Inc., AG Acquisition Corp., The Allegro Group, Inc. and the Shareholders of The Allegro Group, Inc. (Incorporated by reference to Exhibit 2.1 of Mail.com, Inc.'s Current Report on Form 8-K filed August 23, 1999)

10.42 Sublease Agreement between Mail.com, Inc. and Depository Trust Company. (Incorporated by reference to Exhibit 10.ii(D)(1) of Mail.com, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999)

10.43 Data Center Office Lease with AT&T. (Incorporated by reference to Exhibit 10.ii(D)(2) of Mail.com, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999)

10.44 Lease Agreement between Mail.com and Forsyth/McArthur Associates. (Incorporated by reference to Exhibit 10.ii(D)(3) of Mail.com, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999)

10.45 Mail.com, Inc. Allegro Group Stock Option Plan. (Incorporated by reference to Exhibit 10.iii(A)(1) of Mail.com, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999)

10.46 Mail.com, Inc. TCOM Stock Option Plan. (Incorporated by reference to Exhibit 10.iii(A)(2) of Mail.com, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999)

10.47 Indenture dated as of January 26, 2000 by and between Mail.com, Inc. and American Stock Transfer & Trust Company, as Trustee. (Incorporated by reference to Exhibit 10.55 of Mail.com, Inc.'s Post-Effective Amendment No. 1 to Form S-4 registration Statement (File No. 333-94807) filed on February 3, 2000).

10.48 Registration Agreement dated as of January 26, 2000 by and between Mail.com, Inc., Salomon Smith Barney Inc., PaineWebber Incorporated, SG Cowen Securities Corporation and Sands Brothers & Co., Ltd. (Incorporated by reference to
                  Exhibit 10.56 of Mail.com, Inc.'s Post-Effective Amendment No. 1 to Form S-4 registration Statement (File No. 333-94807) filed on February 3, 2000).

10.49             1990 Stock Option Plan (Incorporated by reference to Exhibit
                  10.3 to NetMoves Corporation's Registration Statement on Form S-1, Registration No. 333-09613 ("NetMoves Registration Statement ")).

10.50 1996 Stock Option/Stock Issuance Plan (Incorporated by reference to Exhibit 10.4 to the NetMoves Registration Statement).

10.51* Telecommunications Services Agreement, between LDDS WorldCom and NetMoves Corporation, dated December 1, 1996 (Incorporated by reference to Exhibit 10.8 to the NetMoves Corporation's Report on Form 10-Q for the quarter ended March 31, 1997).

10.52* Agreement between MCI Telecommunications Corporation and NetMoves Corporation, effective March 1, 1996 (Incorporated by reference to Exhibit 10.9 to the NetMoves Registration Statement).

10.53 Lease Agreement, dated May 28, 1992, between Metro Four Associates Limited Partnership, Thornall Associates and NetMoves Corporation (the "Metro Four Lease "), as extended and amended prior to May 5, 1997 (Incorporated by reference to Exhibit 10.10 to the NetMoves Registration Statement).

10.54             Amendment to Metro Four Lease, dated May 5, 1997.
                  (Incorporated by reference to Exhibit 10.9 to NetMoves Corporation's Annual Report on Form 10-K for the year ended December 31, 1997)

10.55 Loan and Security Agreement, dated September 26, 1997, between NetMoves Corporation and Silicon Valley Bank. (Incorporated by reference to Exhibit 10.10 to NetMoves Corporation's Annual Report on Form 10-K for the year ended December 31, 1997)

10.56 Letter Agreement, dated November 1, 1994 between Telstra Incorporated and NetMoves Corporation (Incorporated by reference to Exhibit 10.12 to the NetMoves Registration Statement).

10.57 Series B Preferred Stock Warrant between NetMoves Corporation and Comdisco, Inc., dated May 30, 1991 (Incorporated by reference to Exhibit 10.14 to the NetMoves Registration Statement).

10.58 Series B Preferred Stock Warrant between NetMoves Corporation and Comdisco, Inc., dated September 16, 1992 (Incorporated by reference to Exhibit 10.15 to the NetMoves Registration Statement).

10.59 Loan and Security Agreement, dated March 27, 1998, between NetMoves Corporation and Silicon Valley Bank. ( Incorporated by reference to Exhibit 10.20 to NetMoves Corporation's Annual Report on Form 10-K for the year ended December 31,
                  1998)

10.60 Purchase Agreement, dated December 24, 1998, between NetMoves Corporation and the Tail Wind Fund Ltd. (Incorporated by reference to Exhibit 10.1 to NetMoves Corporation's Registration Statement on Form S-3, Registration No. 333-70915)

10.61 Common Stock Warrant between NetMoves Corporation and the Tail Wind Fund Ltd., dated December 28, 1998 (Incorporated by reference to Exhibit 10.2 to NetMoves Corporation's Registration Statement on Form S-3, Registration No. 333-70915)

10.62 Registration Rights Agreement between Mail.com and certain former stockholders of eLong.com, Inc. listed therein, dated as of March 14, 2000. (Incorporated by reference to Exhibit
                  10.70 to Mail.com's Annual Report on Form 10-K for the year ended December 31, 1999)

10.63 Registration Rights Agreement between Mail.com and STD d/b/a Software Tool & Die, dated as of March 16, 2000. (Incorporated by reference to Exhibit 10.71 to Mail.com's Annual Report on Form 10-K for the year ended December 31,
                  1999)

10.64 Mail.com, Inc. 2000 Stock Option Plan. (Incorporated by reference to Exhibit 10.1 of Mail.com, Inc.'s Registration Statement on Form S-8 filed June 19, 2000)

10.65             Mail.com, Inc. Supplemental 1999 Stock Option Plan.
                  (Incorporated by reference to Exhibit 10.2 of Mail.com, Inc.'s Registration Statement on Form S-8 filed June 19,
                  2000)

10.66             Mail.com, Inc. Supplemental 2000 Stock Option Plan.
                  (Incorporated by reference to Exhibit 10.3 of Mail.com, Inc.'s Registration Statement on Form S-8 filed June 19,
                  2000).

10.67 Options Assumed by Mail.com, Inc. pursuant to an Agreement and Plan of Merger dated as of March 14, 2000. (Incorporated by reference to Exhibit 99.1 of Mail.com, Inc.'s Registration Statement on Form S-8 filed June 19, 2000)

10.68 Lease agreement between Mail.com as guarantor and Newcourt Leasing Corporation. (Incorporated by reference to Exhibit 10.ii(D)(1) of Mail.com, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000)

10.69 Lease agreement between Mail.com as guarantor and Newcourt Leasing Corporation. (Incorporated by reference to Exhibit 10.ii(D)(2) of Mail.com, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000)

10.70 Master Lease agreement between Mail.com and Leasing Technologies International, Inc. (Incorporated by reference to Exhibit 10.ii(D)(3) of Mail.com, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000)

10.71 Master Lease agreement between Mail.com and GATX Technology Services Corporation. (Incorporated by reference to Exhibit 10.ii(D)(4) of Mail.com, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000)

10.72 Master Lease agreement between Mail.com and Newcourt Leasing Corporation. (Incorporated by reference to Exhibit 10.ii(D)(5) of Mail.com, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000)

10.73 Note Purchase Agreement dated as of January 8, 2001, by and among Mail.com, Inc., Mail.com Business Messaging Services, Inc., The Allegro Group, Inc. and the purchasers listed therein. (Incorporated by reference to Exhibit 99.1 of Mail.com, Inc.'s Current Report on Form 8-K filed January 10,
                  2001)

10.74 Pledge Agreement dated as of January 8, 2001, by and among Mail.com, Inc. and World.com, Inc. as pledgors, the holders of Notes listed therein and The Clark Estates, Inc. as collateral agent on behalf of the holders of Notes. (Incorporated by reference to Exhibit 99.2 of Mail.com, Inc.'s Current Report on Form 8-K filed January 10, 2001)

10.75 Registration Rights Agreement dated as of January 8, 2001, by and among Mail.com, Inc. and the holders of Notes listed therein. (Incorporated by reference to Exhibit 99.3 of Mail.com, Inc.'s Current Report on Form 8-K filed January 10,
                  2001)

10.76             Designation Letter dated January 8, 2001 from Mail.com, Inc.
                  to Federal Partners, L.P. (Incorporated by reference to Exhibit 99.4 of Mail.com, Inc.'s Current Report on Form 8-K filed January 10, 2001)

10.77             Form of Notice To Record Shareholders of Mail.com, Inc.
                  (Incorporated by reference to Exhibit 99.1 of Mail.com, Inc.'s Current Report on Form 8-K filed January 17, 2001)

10.78 Note Exchange Agreement dated as of January 31, 2001, by and among Mail.com, Inc., Mail.com Business Messaging Services, Inc., The Allegro Group, Inc. and the purchasers listed therein. (Incorporated by reference to Exhibit 99.1 of Mail.com, Inc.'s Current Report on Form 8-K filed February 7,
                  2001)

10.79 Registration Rights Agreement dated as of January 31, 2001, by and among Mail.com, Inc. and the holders of Exchange Notes listed therein. (Incorporated by reference to Exhibit 99.2 of Mail.com, Inc.'s Current Report on Form 8-K filed February 7,
                  2001)

10.80 Amended and Restated Promissory Note dated January 31, 2001 in the original principal amount of $35 million issued by Mail.com, Inc. and accepted by AT&T Corp. (Incorporated by reference to Exhibit 99.1 of Mail.com, Inc.'s Current Report on Form 8-K filed February 8, 2001)

10.81 Promissory Note dated January 31, 2001 in the original principal amount of $14 million issued by Swift Telecommunications, Inc. in favor of Mail.com, Inc. (Incorporated by reference to Exhibit 99.3 of Mail.com, Inc.'s Current Report on Form 8-K filed February 8, 2001)

10.82 Note Exchange Agreement dated as of February 8, 2001, by and among Mail.com, Inc., Mail.com Business Messaging Services, Inc., The Allegro Group, Inc. and the purchasers listed therein. (Incorporated by reference to Exhibit 99.1 of Mail.com, Inc.'s Current Report on Form 8-K filed February 13, 2001)

10.83 Registration Rights Agreement dated as of February 8, 2001, by and among Mail.com, Inc. and the holders of Exchange Notes listed therein. (Incorporated by reference to Exhibit 99.2 of Mail.com, Inc.'s Current Report on Form 8-K filed February 13, 2001)

10.84 Note Exchange Agreement dated as of February 14, 2001, by and among Mail.com, Inc., Mail.com Business Messaging Services, Inc., The Allegro Group, Inc. and the purchasers listed therein. (Incorporated by reference to Exhibit 99.1 of Mail.com, Inc.'s Current Report on Form 8-K filed February 26, 2001)

10.85 Registration Rights Agreement dated as of February 14, 2001, by and among Mail.com, Inc. and the holders of Exchange Notes listed therein. (Incorporated by reference to Exhibit 99.2 of Mail.com, Inc.'s Current Report on Form 8-K filed February 26, 2001)

10.86 Bridge Funding and Amendment Agreement by and among India.com, Inc., Mail.com, Inc. and the holders of India.com, Inc. Preferred Stock signatories thereto, together with the Forms of Bridge Notes and Warrants issuable pursuant thereto attached as Exhibits thereto. (Incorporated by reference to Exhibit 99.3 of Mail.com, Inc.'s Current Report on Form 8-K filed February 26, 2001)

10.87 Amendment No. 1 to Pledge Agreement by and among India.com, Inc., Mail.com, Inc., the collateral agent thereunder and the other parties thereto. (Incorporated by reference to Exhibit
                  99.4 of Mail.com, Inc.'s Current Report on Form 8-K filed February 26, 2001)

10.88 Employment Agreement dated February 23, 2001 between Mail.com and George Abi Zeid. (Incorporated by reference to Exhibit
                  10.1 of Mail.com, Inc.'s Current Report on Form 8-K filed March 9, 2001)

10.89 Promissory Note in the original principal amount of $9,188,235 in favor of George Abi Zeid. (Incorporated by reference to Exhibit 99.1 of Mail.com, Inc.'s Current Report on Form 8-K filed March 9, 2001)

10.90 Pledge Agreement between Mail.com, Inc. and AT&T Corp. dated January 31, 2001 securing promissory note in original principal amount of $35 million. (Incorporated by reference to Exhibit 99.2 of Mail.com, Inc.'s Current Report on Form 8-K filed March 9, 2001)

10.91 Pledge Agreement between Swift Telecommunications, Inc. and AT&T Corp. dated January 31, 2001 securing promissory note in original principal amount of $35 million. (Incorporated by reference to Exhibit 99.3 of Mail.com, Inc.'s Current Report on Form 8-K filed March 9, 2001)

10.92 Security Agreement between Swift Telecommunications, Inc. and AT&T Corp. dated January 31, 2001 securing promissory note in original principal amount of $35 million. (Incorporated by reference to Exhibit 99.4 of Mail.com, Inc.'s Current Report on Form 8-K filed March 9, 2001)

10.93 Security Agreement between Swift EasyLink Co., Inc. and AT&T Corp. dated January 31, 2001 securing promissory note in original principal amount of $35 million. (Incorporated by reference to Exhibit 99.5 of Mail.com, Inc.'s Current Report on Form 8-K filed March 9, 2001)

10.94 Note Purchase Agreement dated as of March 13, 2001, by and among Mail.com, Inc., Mail.com Business Messaging Services, Inc., The Allegro Group, Inc. and the purchasers listed therein. (Incorporated by reference to Exhibit 99.1 of Mail.com, Inc.'s Current Report on Form 8-K filed March 26,
                  2001)

10.95 Registration Rights Agreement dated as of March 13, 2001, by and among Mail.com, Inc. and the holders of Notes listed therein. (Incorporated by reference to Exhibit 99.2 of Mail.com, Inc.'s Current Report on Form 8-K filed March 26,
                  2001)

10.96 Common Stock Purchase Agreement dated as of March 13, 2001, by and between Mail.com, Inc., and the purchaser listed therein. (Incorporated by reference to Exhibit 99.3 of Mail.com, Inc.'s Current Report on Form 8-K filed March 26,
                  2001)

10.97 Registration Rights Agreement dated as of March 13, 2001, by and between Mail.com, Inc. and the investor listed therein. (Incorporated by reference to Exhibit 99.4 of Mail.com, Inc.'s Current Report on Form 8-K filed March 26, 2001)

10.98+ Master Carrier Agreement dated January 31, 2001 between AT&T Corp. and Swift Telecommunications, Inc. (Incorporated by reference to Exhibit 2.3 of Mail.com, Inc.'s Current Report on Form 8-K filed March 9, 2001)

10.99+ Transition Services Agreement dated January 31, 2001 between AT&T Corp. and Swift Telecommunications, Inc. (Incorporated by reference to Exhibit 2.2 of Mail.com, Inc.'s Current Report on Form 8-K filed March 9, 2001)


12                Ratio of Earnings to Fixed Charges

21                Subsidiaries of Mail.com, Inc.

23                Consent of KPMG LLP.

24                Power of Attorney.

27                Financial Data Schedule

*                 Confidential treatment granted.

**                Filed herewith

+ Confidential treatment has been requested for portions of this exhibit.

++ Disclosure schedules and other attachments are omitted, but will be furnished supplementally to the Commission upon request.