Form 10-Q
period 2001-03-31
EASYLINK SERVICES CORP
filed 2001-05-15
CIK 1081661

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-26371



                          EASYLINK SERVICES CORPORATION
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

         Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Common stock outstanding at April 30, 2001: Class A common stock $0.01 par value 77,501,766 shares, and Class B common stock $0.01 par value 10,000,000 shares.

================================================================================

                          EASYLINK SERVICES CORPORATION
                                 MARCH 31, 2001
                                    FORM 10-Q
                                      INDEX


                                                                                                                            Page
                                                                                                                           Number
                                                                                                                           ------
PART I:    FINANCIAL INFORMATION

Item 1:    Condensed Consolidated Financial Statements:

           Condensed Consolidated Balance Sheets as of March 30,
           2001 (unaudited) and December 31, 2000.........................................................................    2

           Unaudited Condensed Consolidated Statements of Operations for the
           three months ended March 31, 2001 and 2000.....................................................................    3

           Unaudited Condensed Consolidated Statements of Cash Flows for the
           three months ended March 31, 2001 and 2000.....................................................................    4

           Notes to Unaudited Interim Condensed Consolidated Financial Statements.........................................    6

Item 2:    Management's Discussion and Analysis of Financial Condition and Results of Operations..........................   XX

Item 3:    Qualitative and Quantitative Disclosure about Market Risk......................................................   XX

PART II:   OTHER INFORMATION

Item 2:    Changes in Securities and Use of Proceeds......................................................................   XX

Item 6:    Exhibits and Reports on Form 8-K...............................................................................   XX

Item 7:    Signatures.....................................................................................................   XX

                         EASYLINK SERVICES CORPORATION.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

                                                                                     March 31,               December 31,
                                                                                       2001                      2000
                                                                                     ---------                ---------
                                                                                    (unaudited)               NOTE 1(B)
                                     Assets
Current assets:
      Cash and cash equivalents ...................................................  $  16,577                $   7,409
      Marketable securities .......................................................         21                   22,202
      Accounts receivable, net of allowance for doubtful accounts of
        $6,347 and $887 at March 31, 2001 and December 31, 2000, respectively .....     33,744                   13,727
      Prepaid expenses and other current asset ....................................      4,927                    2,783
                                                                                     ---------                ---------
           Total current asset ....................................................     55,269                   46,121
Property and equipment, net .......................................................     54,389                   50,916
Domain assets available for sale ..................................................        592                    6,975
Partner advances, net .............................................................         --                    3,841
Investments .......................................................................     11,583                   14,851
Goodwill and other intangible assets, net .........................................    206,085                  200,994
Restricted investment .............................................................      1,718                    1,710
Debt issuance costs, net ..........................................................      1,416                    3,089
Other .............................................................................      4,457                    1,764
                                                                                     ---------                ---------
           Total assets ...........................................................  $ 335,509                $ 330,261
                                                                                     =========                =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payables ...........................................................  $  25,938                $  15,465
      Accrued expenses ............................................................     40,169                   25,888
      Restructuring reserve .......................................................      3,951                    4,048
      Current portion of capital lease obligation(s)...............................     10,073                   11,443
      Current portion of domain asset purchase obligation(s).......................         39                       39
      Current portion of notes payable ............................................     13,442                    1,861
      Deferred revenue ............................................................      1,302                    1,925
      Other current liabilities ...................................................      3,224                    1,142
                                                                                     ---------                ---------
                Total current liabilities .........................................     98,138                   61,811
Capital lease obligations, less current portion ...................................     12,762                   14,319
Domain asset purchase obligation(s), less current portion .........................         85                       85
Deferred revenue, less current portion ............................................        175                      775
Notes payable, less current portion ...............................................    102,850                  100,321
                                                                                     ---------                ---------
                Total liabilities .................................................    214,010                  177,311
Minority interest .................................................................     14,204                   14,204
Commitments and contingencies
Stockholders' equity:
Common stock, $0.01 par value; 160,000,000 shares authorized:
      Class A--150,000,000 shares authorized; 74,891,008 and
           51,789,201 shares issued and outstanding at March 31, 2001
           and December 31,2000, respectively .....................................        749                      518
      Class B--10,000,000 shares authorized, issued and outstanding at March 31, 2001 and December 31, 2000 with an aggregate liquidation
           preference of $1,000 ...................................................        100                      100
Additional paid-in capital ........................................................    482,840                  445,675
Subscriptions receivable ..........................................................        (33)                     (33)
Deferred compensation .............................................................       (424)                    (214)
Accumulated other comprehensive loss ..............................................       (204)                    (137)
Accumulated deficit ...............................................................   (375,733)                (307,163)
                                                                                     ---------                ---------
                Total stockholders' equity ........................................    107,295                  138,746
                                                                                     ---------                ---------
                Total liabilities and stockholders' equity ........................  $ 335,509                $ 330,261
                                                                                     =========                =========


See accompanying notes to unaudited condensed consolidated financial statements.

                          EASYLINK SERVICES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           (In thousands, except share and per share data)
                                   (UNAUDITED)

                                                                                  Three Months ended March 31,
                                                                             ----------------------------------------
                                                                                 2001                         2000
                                                                             ------------                ------------
Revenues
         Messaging ...........................................               $     19,722                $      9,951
         Domain development (WORLD.com) ......................                      2,624                          --
                                                                             ------------                ------------
                  Total revenues .............................                     22,346                       9,951

Operating expenses:
     Cost of revenues
         Messaging ...........................................               $     18,134                $      9,843
         Domain development (WORLD.com) ......................                      2,904                          18
                                                                             ------------                ------------
                  Total cost of revenues .....................                     21,038                       9,861
                                                                             ------------                ------------
         Sales and marketing .................................                     12,385                      14,968
         General and administrative ..........................                     11,842                       8,672
         Product development .................................                      3,462                       3,591
         Amortization of goodwill and other intangible assets                      15,803                       7,834
         Write-off of acquired in-process technology .........                         --                       7,650
         Impairment of intangible assets .....................                      3,567                          --
         Restructuring charges ...............................                     54,419                          --
         Loss on sale of advertising network .................                      2,327                          --
                                                                             ------------                ------------
                  Total operating expenses ...................                    124,843                      52,576
                                                                             ------------                ------------

                           Loss from operations ..............                   (102,497)                    (42,625)
                                                                             ------------                ------------

         Other income (expense):
         Interest income .....................................                        344                       1,824
         Interest expense ....................................                     (3,172)                     (1,807)
         Impairment of investments ...........................                     (2,668)                         --
         Other, net ..........................................                         74                          --
                                                                             ------------                ------------
                  Total other (expense) income, net ..........                     (5,422)                         17
                                                                             ------------                ------------

         Loss before minority interest and extraordinary gain.                   (107,919)                    (42,608)
                                                                             ------------                ------------

         Minority interest ...................................                         --                          64

         Loss before extraordinary gain ......................                   (107,919)                    (42,544)
                                                                             ------------                ------------

         Extraordinary gain on conversion of convertible notes                     39,349                          --

         Net loss.............................................               $    (68,570)               $    (42,544)
                                                                             ============                ============

Net loss per share:
         Loss before extraordinary gain.......................               $      (1.53)               $      (0.86)

         Extraordinary gain...................................               $       0.56                $         --
                                                                             ============                ============

         Basic and diluted net loss per share ................               $      (0.97)               $      (0.86)
                                                                             ============                ============

         Weighted-average basic and diluted shares outstanding                 70,528,374                  49,343,621
                                                                             ============                ============

See accompanying notes to unaudited condensed consolidated financial statements.

                          EASYLINK SERVICES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                                                  Three Months Ended March 31,
                                                                                                  ----------------------------
                                                                                                  2001                   2000
                                                                                                 -------                --------

Cash flows from operating activities:
      Net loss ..................................................................               $(68,570)               $(42,544)
      Adjustments to reconcile net loss to net cash used in operating activities:
           Non-cash charges related to partner agreements .......................                  2,304                   5,814
           Depreciation and amortization ........................................                  7,276                   3,225
           Amortization of goodwill and other intangible assets .................                 15,803                   7,834
           Amortization of domain assets ........................................                    661                     460
           Amortization of deferred compensation ................................                     86                     126
           Provision for restructuring and impairments ..........................                 58,694                      --
           Provision for doubtful accounts ......................................                  1,324                     138
           Amortization of debt issuance costs ..................................                    189                     121
           Write-off of acquired in-process technology ..........................                     --                   7,650
           Issuance of common stock in lieu of compensation .....................                    760                   1,800
           Loss on the sale of advertising network ..............................                  2,327                      --
           Non-cash interest.....................................................                    474                      --
           Extraordinary gain on conversion of convertible notes ................                (39,349)                     --
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
           Accounts receivable ..................................................                    653                    (705)
           Proceeds from sales of marketable securities .........................                 22,119                      --
           Prepaid expenses and other current assets ............................                     19                    (164)
           Other assets .........................................................                   (863)                    269
           Accounts payable, accrued expenses and other current liabilities .....                  6,429                  (1,605)
           Deferred revenue .....................................................                   (363)                     (6)
                                                                                                --------                --------
                Net cash provided by (used) in operating activities .............                 10,835                 (17,587)
                                                                                                --------                --------
Cash flows from investing activities:
      Purchases of domain assets ................................................                     --                     (28)
      Notes Receivable ..........................................................                     --                  (2,000)
      Proceeds from sale leaseback ..............................................                     --                     631
      Purchases of restricted investments .......................................                     (8)                     --
      Purchases of property and equipment .......................................                 (3,071)                 (1,133)
      Cash (paid for) received from acquisitions.................................                (15,280)                  1,364
                                                                                                --------                --------
                Net cash used in investing activities ...........................                (18,359)                 (1,166)
                                                                                                --------                --------
Cash flows from financing activities:
      Proceeds from issuance of Class A common stock ............................                  3,000                      --
      Proceeds from issuance of Class A common stock in connection with the
           exercise and purchase of warrants and options ........................                     10                   1,162
      Proceeds from sale of advertising network .................................                  3,000                      --
      Issuance of shares for employee 401(k) plan ...............................                    113                      89
      Proceeds from issuance of senior convertible note, net ....................                 14,110                      --
      Proceeds from issuance of convertible notes, net ..........................                     --                  96,050
      Payments under capital lease obligations ..................................                 (3,253)                 (1,401)
      Principal payments of notes payable .......................................                   (284)                 (2,665)
      Proceeds from sale of subsidiary interest .................................                     --                   1,936
      Payments under domain asset purchase obligations ..........................                     --                    (275)
                                                                                                --------                --------
                Net cash provided by financing activities .......................                 16,696                  94,896
                                                                                                --------                --------
Effect of foreign exchange rate changes on cash and cash equivalents.............                     (4)                     --
Net increase in cash and cash equivalents .......................................                  9,168                  76,143
Cash and cash equivalents at beginning of the period ............................                  7,409                  36,870
                                                                                                --------                --------
Cash and cash equivalents at the end of the period ..............................               $ 16,577                $113,013
                                                                                                ========                ========

Supplemental disclosure of non-cash information:

         During the three months ended March 31, 2001 and 2000, the Company paid approximately $2.2 million and $500,000, respectively, for interest.

         During the three months ended March 31, 2000, the Company issued 104,347 shares of Class A common stock valued at approximately $1.8 million to an employee in lieu of compensation.

         During the three months ended March 31, 2001, the Company issued shares of Class A common stock to certain former employees of Asia.com as severance payments.

Non-cash investing activities:

         During the three months ended March 31, 2001 and 2000, the Company issued 222,222 and 185,686 shares of its Class A common stock, respectively, in connection with an investment. These transactions resulted in non-cash investing activities of $285,000 and $2.9 million, respectively (see Note 3).

         During the three months ended March 31, 2001 and 2000, the Company issued 18,766,176 shares and 9,943,395 shares of its Class A common stock in connection with certain acquisitions. These transactions resulted in non-cash investing activities of $30.8 million and $202.9 million, respectively (see Note 2)

Non-cash financing activities:

         The Company entered into various capital leases for computer equipment. These capital lease obligations resulted in non-cash financing activities aggregating $177,000 for the three months ended March 31, 2000.


See accompanying notes to unaudited condensed consolidated financial statements.

                          EASYLINK SERVICES CORPORATION

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1)      SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

(A)      Summary of Operations

On April 2, 2001, the Company changed its name to EasyLink Services Corporation. The name change was made to help create a corporate identity tied to the Company's focus on outsourced messaging services.

EasyLink Services Corporation, ("EasyLink" or the "Company"), formerly Mail.com, Inc., is a global provider of outsourced messaging services to enterprises and service providers. Upon the completion of the Company's acquisition of Swift Telecommunications, Inc. ("Swift Telecommunications") on February 23, 2001, the Company combined the businesses of Mail.com Business Messaging Services, Swift Telecommunications and the Easylink Services business acquired from AT&T Corp. by Swift Telecommunications. As a result of this combination, Easylink Services Corporation offers a range of messaging services to businesses and service providers, including managed e-mail and groupware hosting services; services that help protect corporate e-mail systems such as virus protection, spam control and content filtering services; message delivery services such as electronic data interchange or "EDI," telex, desktop fax, broadcast and production messaging services; and professional messaging services and support.

Until March 30, 2001, the Company also operated an advertising network business. On October 26, 2000, the Company announced its intention to sell this business in order to focus exclusively on the Company's established outsourced messaging business. On March 30, 2001, the Company completed the sale of the advertising network business to Net2Phone, Inc. Included in the sale were the Company's rights to provide e-mail-based advertising and permission marketing solutions to advertisers, as well as the Company's rights to provide e-mail services directly to consumers at the www.mail.com Web site and in partnership with other Web sites. (See note 2).

In March 2000, the Company formed WORLD.com, Inc. in order to develop the Company's portfolio of domain names into independent Web properties, and subsequently acquired or formed its subsidiaries Asia.com, Inc. and India.com, Inc. in which WORLD.com is the majority owner. In November 2000, the Company announced its intention to sell all assets not related to its core outsourced messaging business, including Asia.com, Inc., India.com, Inc. and its portfolio of domain names. (See note 2).

(B)      Unaudited Interim Condensed Consolidated Financial Information

The accompanying interim condensed consolidated financial statements as of March 31, 2001 and for the three months ended March 31, 2001 and 2000 have been prepared by the Company and are unaudited. In the opinion of management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the consolidated financial position of EasyLink Services as of March 31, 2001 and the consolidated results of operations and cash flows for the interim periods ended March 31, 2001 and 2000. The results of operations for any interim period are not necessarily indicative of the results of operations for any other future interim period or for a full fiscal year. The condensed consolidated balance sheet at December 31, 2000 has been derived from audited consolidated financial statements at that date.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. It is suggested that these unaudited interim condensed consolidated financial statements be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2000 as included in the Company's Form 10-K filed with the Securities and Exchange Commission on April 2, 2001.

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

(D)      Principles of Consolidation

The consolidated financial statements include the accounts of EasyLink and its subsidiaries from the dates of acquisition. WORLD.com, a wholly owned subsidiary, along with EasyLink, owns 92% of Asia.com, Inc. and 89% of India.com, Inc. (see Notes 2 and 12). The interests of shareholders other than EasyLink are recorded as minority interests in the accompanying condensed consolidated statements of operations and condensed consolidated balance sheets. When losses applicable to minority interest holders in a subsidiary exceed the minority interest in the equity capital of the subsidiary, these losses are included in the Company's results, as the minority interest holder has no obligation to provide further financing to the subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

(E)      Domain Assets and Registration Fees

A domain name is the part of an email address that comes after the @ sign (for example, if membername@mail.com is the e-mail address then "mail.com" is the domain name). Domain assets represent the purchase of domain names and are amortized using the straight-line method over their economic useful lives, which have been estimated to be five years. Domain assets are recorded at cost. Domain assets acquired in exchange for future payment obligations are recorded at the net present value of such payments using a discount rate of 8.5%. The associated payment obligation is also recorded at the net present value of the payment obligations. Payment terms vary from two to seven years. Amortization of domain assets is charged to cost of revenues if currently being used or available for sale and to sales and marketing if designated for new business development. The Company's policy is to evaluate its domain assets prior to paying its annual registration renewal fees. Retirements, sales and disposals of domain assets are recorded by removing the cost and accumulated amortization with the resulting amount charged to cost of revenues.

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

The e-mail addresses for many of the domains names were sold to Net2Phone as part of the sale of the advertising network. The net carrying value of these assets at the time of sale was approximately $2.3 million. As a result of this and eroding market conditions. For domain assets, management determined that the carrying value of many of these domain names were impaired and recorded an impairment charge of $3.6 million to reduce the carrying value of these assets to anticipated values to be received from a third party.

All domain assets are classified as available for sale at March 31, 2001 and are no longer being depreciated.

(F)      Revenue Recognition

The Company's business messaging services include managed e-mail and groupware hosting services; services that help protect corporate e-mail systems such as virus protection, spam control and content filtering services; message delivery services such as electronic data interchange or "EDI," telex, desktop fax, broadcast and production messaging services; and professional messaging services and support. The Company derives revenues from monthly per-user or per-message fees for managed e-mail and groupware hosting and virus protection, spam control and content filtering services; monthly per-message and usage-based charges for our message delivery services; and license and consulting fees for our professional services.

Revenue from e-mail and groupware hosting services, virus protection, spam control and content filtering services, message delivery services and professional services is recognized as the services are performed. Facsimile license revenue is recognized over the average estimated customer life of 3 years. The Company also licenses software under noncancellable license agreements. License fee revenues are recognized when a noncancellable license fee is in force, the product has been delivered and accepted, the license fee is fixed, vendor specific objective evidence exists for the undelivered element and collectibility is reasonably assured. Maintenance and support revenues are recognized ratably over the term of the related agreements. The Company also may host the software if requested by the customer. The customer has the option to decide who hosts the application. If the Company provides the hosting, revenue from hosting is ratably recognized over the hosting periods. Pursuant to Emerging Issues Task Force 00-3, Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software on Another Entity's Hardware, because the customer has the option of hosting the software themselves or contracting with an unrelated third party to host the software, the hosting fee is ratably recognized over the hosting period in accordance with Emerging Issues Task Force No. 00-3, Applications of AICPA Statement of Position 97-2 to Arrangements That Involve the Right to Use Software on Another Entity's Hardware.

The Company also enters into supplier arrangements providing bulk messaging services, at a fixed price and minimum quantity to certain customers for a specified period of time. Revenues earned under such arrangements are recognized over the term of the arrangement assuming collection of the resultant receivable is probable.

Prior to its sale on March 30, 2001 (see Note 2), advertising revenues were derived principally from the sale of banner advertisements. Other advertising revenue sources included up-front placement fees and promotions. The Company's advertising products consisted of banner advertisements that appeared on pages within the Company's properties, promotional sponsorships that were typically focused on a particular event and merchant buttons on targeted advertising inventory encouraging users to complete a transaction.

The Company also traded advertisements on its Web properties in exchange for advertisements on the Internet sites of other companies. Barter revenue, which is a component of advertising revenue, amounted to $563,000 and $46,000 for the three months ended March 31, 2001 and 2000, respectively. For the three months ended March 31, 2001 and 2000, barter expenses, which are a component of cost of revenues, were approximately $563,000 and $19,000, respectively.

Domain development revenues include revenues generated by WORLD.com and consist primarily of sales of information technology products. Revenue is recognized at the time of the sale. Revenues are also generated from system integration and website development for other companies, advertising and commissions for booking travel arrangements. Revenues are recognized using the percentage of completion method for system integration projects. Advertising revenue is recognized as the advertisements are run and commission revenue is recognized on a net basis as the travel services are performed. On November 2, 2000, the Company announced its plans to all assets not related to its core outsourced messaging business, including its Asia.com Inc., and India.com Inc. subsidiaries, and its portfolio of category-defining domain names.

Deferred revenue represents payments that have been received in advance of services being performed.

(G)      Financial Instruments and Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash, cash equivalents, restricted investments, marketable securities, accounts receivable, notes payable and convertible notes payable. At March 31, 2001 and December 31, 2000, the fair value of cash, cash equivalents, restricted investments, marketable securities and accounts receivable approximated their financial statement carrying amount because of the short-term maturity of these instruments. The recorded values of notes payable and convertible notes payable approximate their fair values, as interest approximates market rates with the exception of the Convertible Subordinated Notes payable which has an estimated fair value of $4.8 million and $13 million at March 31, 2001 and December 31, 2000, respectively, based upon quoted market prices. When compared to their carrying values of $24.9 million and $100 million at March 31, 2001 and December 31, 2000, respectively.

Credit is extended to customers based on the evaluation of their financial condition and collateral is not required. The Company performs ongoing credit assessments of its customers and maintains an allowance for doubtful accounts. The Company has not experienced any significant credit loss to date.

No single customer exceeded 10% of either total revenue or accounts receivable as of and for the three months ended March 31, 2001 or 2000. Revenues from the Company's five largest customers accounted for an aggregate of 6 % and 11% of the Company's total revenues for the three months ended March 31, 2001 and 2000, respectively. One customer accounted for 10% of the accounts receivable at December 31, 2000. Subsequent to December 31, 2000, that customer was acquired by the Company (see Note 2).

(H)      Basic and Diluted Net Loss Per Share

Loss per share is presented in accordance with the provisions of SFAS No. 128, "Earnings Per Share", and the Securities and Exchange Commission Staff Accounting Bulletin No. 98. Under SFAS No. 128, basic Earnings per Share ("EPS") excludes dilution for common stock equivalents and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. Diluted net loss per share is equal to basic loss per share since all common stock equivalents are anti-dilutive for each of the periods presented. Diluted net loss per share for the periods ended March 31, 2001 and 2000 does not include shares issuable upon exercise of employee stock options and warrants and upon conversion of convertible notes.

(I)      Accounting for Impairment of Long-Lived Assets

The Company assesses the need to record impairment losses on long-lived assets, including intangible assets, used in operations when indicators of impairment are present. On an on-going basis, management reviews the value and period of amortization or depreciation of long-lived assets, including goodwill and other intangible assets. During this review, the Company re-evaluates the significant assumptions used in determining the original cost of long-lived assets. Although the assumptions may vary from transaction to transaction, they generally include revenue growth, operating results, cash flows and other indicators of value. Management then determines whether there has been a permanent impairment of the value of long-lived assets based upon events or circumstances, which have occurred since acquisition. The impairment policy is consistently applied in evaluating impairment for each of the Company's wholly owned subsidiaries and investments. It is reasonably possible that the impairment factors evaluated by management will change in subsequent periods, given that the Company operates in a volatile business environment. This could result in material impairment charges in the future (see Note 9).

(J)      Restructuring Activities

Restructuring activities are accounted for in accordance with the guidance provided in the consensus opinion of the Emerging Issues Task Force ("EITF") in connection with EITF Issue 94-3 ("EITF 94-3"). EITF 94-3 generally requires, with respect to the recognition of severance expenses, management approval of the restructuring plan, the determination of the employees to be terminated, and communication of benefit arrangement to employees (see Note 9).

(H)      Foreign Currency

The functional currencies of the Company's foreign subsidiaries are their respective local currencies. The financial statements are maintained in local currencies and are translated to United States dollars using period-end rates of exchange for assets and liabilities and average rates during the period for revenues, cost of revenues and expenses. Translation gains and losses are included in accumulated other comprehensive loss as a separate component of stockholders' equity. Net gains and losses from foreign currency transactions are included in the unaudited condensed consolidated statements of operations and were not significant.

(I)      Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. During June 1999, SFAS No. 137 was issued which delayed the effective date of SFAS No. 133. SFAS No. 137 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company's adoption of this statement in the first quarter of 2001 did not have a significant impact on the Company's financial statements as it does not currently use derivative instruments or hedging activities.

(2)      ACQUISITIONS AND DISPOSITIONS

SWIFT TELECOMMUNICATIONS, INC. AND EASYLINK SERVICES

On January 31, 2001, the Company and Swift Telecommunications, Inc. ("STI"), a New York Corporation, entered into an Agreement and Plan of Merger ("Merger Agreement"). On February 23, 2001, the Company completed the acquisition of STI. On January 31, 2001, and concurrent with the execution and delivery of the Merger Agreement, STI acquired from AT&T Corp. its EasyLink Services business ("EasyLink Services"). On April 2, 2001, Mail.com changed its name to EasyLink Services Corporation (formerly Mail.com, Inc., the "Company" or "EasyLink").

STI together with its newly acquired EasyLink Services business is a global provider of messaging services such as electronic data interchange, e-mail, fax and telex.

At the closing of the acquisition by STI of the EasyLink Services business from AT&T, the Company advanced $14 million to STI in the form of a loan, the proceeds of which were used to fund part of the $15 million cash portion of the purchase price to AT&T. Upon the closing of the acquisition of STI, the Company assumed a $35 million note issued by STI to AT&T. The $35 million note is secured by the assets of STI, including the EasyLink Services business, and the shares of EasyLink Class A common stock issued to the sole shareholder in the merger. The note is payable in equal monthly installments over four years and bears interest at the rate of 10% per annum. The note is subject to mandatory prepayment upon the sale of specified assets of STI, including the EasyLink Services business, and in certain other events. The note also contains certain customary covenants and events of default, including limitations on the ability of EasyLink to incur additional indebtedness and to incur additional liens on the STI and EasyLink assets.

Upon the closing of the acquisition of STI, the Company paid to the sole shareholder of STI $835,000 in cash and issued an unsecured note for $9,188,000 and 18,766,176 shares of EasyLink Class A common stock as consideration for the acquisition of STI valued at $30.8 million. The value of the common stock issued to STI is based on the average market price of EasyLink's common stock, as quoted on the Nasdaq national market, for the two days immediately prior to, the day of, and the two days immediately after the announcement of the transaction on February 8, 2001. The $9,188,000 note will be payable in four equal semi-annual installments over two years and may be prepaid in whole or in part at any time and from time to time without payment of premium or penalty. The note is non-interest bearing unless the Company fails to make a required payment within 30 days after the due date therefore. Thereafter, the note will bear interest at the rate of 1% per month. The note also contains certain customary covenants and events of default.

The cash portion of the merger consideration and the reimbursement of payments made by the sole shareholder of STI were funded out EasyLink's available cash generated from operations and from the proceeds received by the Company on January 8, 2001 from the issuance of $10.3 million of 10% Senior Convertible Notes due January 8, 2006.

The Company will allocate a portion of the purchase price to the fair market value of the acquired assets and liabilities assumed of STI and the EasyLink Services business. The excess of the purchase price over the fair market value of the acquired assets and liabilities assumed of STI and the EasyLink Services business has been allocated to goodwill and other intangible assets. Goodwill and other intangible assets are being amortized over periods of five to ten years, the expected estimated periods of benefit. The purchase price allocation is dependant on the final outcome of the valuation and appraisals of the fair value of the acquired assets and assumed liabilities at the date of acquisition, as well as the potential identification of certain intangible assets such as customer lists, in-place workforce, technology and trademarks, etc.

Additionally, upon the closing of the STI acquisition, the President and sole shareholder of STI entered into an employment agreement with the Company and became President of International Operations as well as a member of the Company's Board of Directors.

The consideration paid by EasyLink was determined as a result of negotiations between EasyLink and STI.

During January 2001, STI purchased the real time fax business from Xpedite Systems, Inc. located in Singapore and Malaysia (these two subsidiaries conduct business under the name "Xtreme") for approximately $500,000 in cash.

As part of the transaction with STI, the Company entered into a letter agreement to acquire Telecom International, Inc. (which is an affiliate of STI through its sole shareholder and conducts business under the name "AlphaTel") or the 25% minority interests in its two STI subsidiaries that operate the businesses acquired from Xpedite Systems, Inc. for $164,705 in cash, proxmissory notes in the aggregate principal amount of approximately $1.8 million and 3.7 million shares of EasyLink Class A common stock. These additional transactions are subject to execution of due diligence, definitive documentation, receipt of regulatory approvals and other customary conditions. The pro forma information presented herein does not give effect to the proposed acquisitions of Telecom International, Inc. or the 25% minority interests due to the uncertainty as to the timing and/or completion of these acquisitions.


Sale of Advertising Network

On March 30, 2001, the Company sold its advertising network to Net2Phone, Inc. Net2Phone paid the Company $3 million in cash upon the closing. The Company received an additional $500,000 in April 2001 based upon the achievement of certain milestones by the Company. The consideration paid to EasyLink was determined as a result of negotiations between Net2Phone, Inc. and EasyLink. In connection with the sale, the parties entered into a hosting agreement whereby the Company will receive payments for hosting the consumer mailboxes for a minimum of one year. The Company plans to transition the hosting of the consumer mailboxes to a third party provider in the near future. As a result of the sale, the Company transferred net assets, including certain domain names and partner agreements (see Notes 1(E) and 5), and liabilities related to the advertising network to Net2Phone, and recorded a loss on the sale of the advertising network of $2.3 million.


NetMoves

On February 8, 2000, the Company acquired NetMoves Corporation ("NetMoves") for approximately $168.3 million including acquisition costs. Pursuant to the merger, NetMoves stockholders received 0.385336 of a share of EasyLink Class A common stock for each issued and outstanding share of NetMoves common stock. The consideration payable by EasyLink in connection with the acquisition of NetMoves consisted of the following:

         6,343,904 shares of EasyLink Class A common stock valued at approximately $145.7 million based upon the average trading price before and after the date the agreement was signed and announced (December 13, 1999) at $22.96 per share;

         The assumption by EasyLink of options to purchase shares of NetMoves' common stock, par value of $.01 per share, exchanged for options to purchase approximately 1.0 million shares of EasyLink Class A common stock. The options were valued at approximately $19.4 million based on the Black-Scholes pricing model with a 111% volatility factor, a weighted average term of 4.75 years, an exercise price of $6.69 per share and a fair value of $22.96 per share. Such options have an aggregate exercise price of approximately $6.6 million.

         The assumption by EasyLink of warrants to purchase shares of NetMoves' common stock, par value of $.01 per share, exchanged for warrants to purchase approximately 58,000 shares of EasyLink Class A common stock. The warrants were valued at approximately $1.1 million based on the Black-Scholes pricing model with a 111% volatility factor, a weighted average term of 10 years, an exercise price of $8.64 per share and a fair value of $22.96 per share. Such warrants have an aggregate exercise price of approximately $496,000; and

         Acquisition costs of approximately $2.1 million related to the merger.

The acquisition has been accounted for using the purchase method of accounting. Easylink has allocated a portion of the purchase price to the fair market value of the acquired assets and assumed liabilities of NetMoves as of February 8, 2000. The excess of the purchase price over the fair market value of the acquired assets and assumed liabilities of NetMoves has been allocated to goodwill ($147.1 million), assembled employee workforce ($3.1 million) and technology ($5.5 million). Goodwill is being amortized over a period of 5 years; the expected estimated period of benefit, and assembled employee workforce and technology are being amortized over a period of 3 years, the expected estimated period of benefit. The fair value of the technology, assembled workforce and goodwill was determined by management using the excess earnings method, a risk-adjusted cost approach and the residual method, respectively.

In performing the purchase price allocation, the Company considered, among other factors, the attrition rate of the active users of the technology at the date of acquisition and the research and development projects in-process at the date of acquisition. With regard to the in-process research and development projects, the Company considered, among other factors the stage of development of each project at the time of acquisition, the importance of each project to the overall development plan, and the projected incremental cash flows from the projects when completed and any associated risks. Associated risks included the inherent difficulties and uncertainties in completing each project and thereby achieving technological feasibility and risks related to the impact of potential changes in future target markets.

Approximately $7.7 million of the purchase price of NetMoves was allocated to in-process technology based upon a management determination that the new versions of the various fax technologies acquired from NetMoves had not been developed into the platform required by EasyLink as of the acquisition date. The fair value of acquired existing and in-process technologies was determined by management using a risk-adjusted income valuation approach with a discount rate of approximately 30%. As a result, EasyLink was required to expend significant capital expenditures to successfully integrate and develop the new versions of various fax technologies, for which there was considerable risk that such technologies will not be successfully developed, and if such technologies are not successfully developed, there will be no alternative use for the technologies. The various fax technologies are enabling technologies for fax communications and include message management and reporting. Accordingly, on the date of acquisition, EasyLink's statements of operations reflected a write-off of the amount of the purchase price allocated to in-process technology of approximately $7.7 million.

The Company allocated two projects to in-process technology: FaxMailer and Production Fax. FaxMailer is an email based Internet fax service that enables the user to send a fax from their PC to the recipient's fax number. Production Fax allows users to fax documents using SMTP, SNA, RJE, FTP or other standard protocols, without any additional software, hardware or changes to existing systems or networks. The $7.7 million referred to above represents the portion of purchase price allocated to these two projects. These projects, or in-process technology, were 83% complete at the date of acquisition. The percentage of completion was determined by the quotient of the (i) costs incurred to date divided by (ii) the total development costs for the new technologies.

EasyLink intends to incur in excess of approximately $12.0 million related primarily to salaries, to develop the in-process technology into commercially viable products over the next year. Remaining development efforts are focused on addressing security issues, architecture stability and electronic commerce capabilities, and completion of these projects will be necessary before revenues are produced. EasyLink expects to begin to benefit from the purchased in-process research and development by its fiscal year 2000. If these projects are not successfully developed, EasyLink may not realize the value assigned to the in-process research and development projects.

In addition to the rollover of existing options contemplated by the merger agreement, NetMoves' former President, Chief Executive Officer and Chairman of the board of directors, as an employee of EasyLink received 231,201 options from the Company on February 8, 2000 to purchase EasyLink Class A common stock with an exercise price equal to $17.50 per share, the then fair value of EasyLink's Class A common stock. All such options were issued immediately after the NetMoves acquisition.

eLong.com, Inc.

On March 14, 2000, EasyLink acquired eLong.com, Inc., a Delaware corporation ("eLong.com") for approximately $62 million including acquisition costs of $365,000. eLong.com, through its wholly owned subsidiary in the People's Republic of China ("PRC"), operates the Web Site www.eLong.com, which is a provider of local content and other internet services. Concurrently with the merger, eLong.com changed its name to Asia.com, Inc. ("Asia.com"). In the merger, EasyLink issued to the former stockholders of eLong.com an aggregate of 3,599,491 shares of EasyLink Class A common stock valued at approximately $57.2 million, based upon the Company's average trading price at the date of acquisition. All outstanding options to purchase eLong.com common stock were converted into options to purchase an aggregate of 279,289 shares of EasyLink Class A common stock. The value of the options was approximately $4.4 million based on the Black-Scholes pricing model with a 110% volatility factor, a term of 10 years, a weighted average exercise price of $1.24 per share and a weighted average fair value of $15.69 per share.

The acquisition has been accounted for as a purchase business combination. The excess of the purchase price over the fair market value of the acquired assets and assumed liabilities of Asia.com has been allocated to goodwill ($62 million). Goodwill is being amortized over a period of 3 years, the expected estimated period of benefit. During the fourth quarter of 2000, approximately $7.8 million of goodwill was written off as it was determined that the carrying value had become permanently impaired as a result of the November 2, 2000 decision, as approved by the Board of Directors, to sell all assets not related to its core outsourcing business, including its Asia-based businesses. Additionally, as a result of the continued eroding market conditions in Asia and the decision to accelerate the divestiture during the first quarter of 2001, approximately $35 million of goodwill was written-off as it was determined that the carrying value of the remaining goodwill had been permanently impaired. After giving effect to the write off, the net goodwill balance at March 31, 2001 was $-0-.

In addition, EasyLink was obligated to issue up to an additional 719,899 shares of its Class A common stock in the aggregate to the former stockholders of eLong.com if EasyLink or Asia.com acquires less than $50.0 million in value of businesses engaged in developing, marketing or providing consumer or business internet portals and related services focused on the Asian market or a portion thereof, or businesses in furtherance of such a business, prior to March 14, 2001. Based upon the value of the acquisitions completed as of March 14, 2001, the Company expected that it may be obligated to issue up to approximately 403,000 shares of its Class A common stock to the former stockholders of eLong.com. See note 12 for additional information with respect to the settlement of this contingent obligation.

In the Merger, certain former stockholders of eLong.com retained shares of Class A common stock of Asia.com, representing approximately 4.0% of the outstanding common stock of Asia.com. Under a Contribution Agreement with Asia.com, these stockholders contributed an aggregate of $2.0 million in cash to Asia.com in exchange for additional shares of Class A common stock of Asia.com, representing approximately 1.9% of the outstanding common stock of Asia.com. Pursuant to the Contribution Agreement, EasyLink (1) contributed to Asia.com the domain names Asia.com and Singapore.com and $10.0 million in cash and (2) agreed to contribute to Asia.com up to an additional $10.0 million in cash over the next 12 months and to issue, at the request of Asia.com, up to an aggregate of 242,424 shares of EasyLink Class A common stock for future acquisitions. See also "Asia.com Acquisitions", below. As a result of the transactions effected pursuant to the Merger Agreement and the Contribution Agreement, the Company initially owned shares of Class B common stock of Asia.com representing approximately 94.1% of the outstanding common stock of Asia.com. Easylink's ownership percentage decreased to 92% as of December 31, 2000. Asia.com granted to management employees of Asia.com options to purchase Class A common stock of Asia.com representing, as of December 31, 2000, 9% of the outstanding shares of common stock after giving effect to the exercise of such options.

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

The business for which impairment charges were recorded (eLong.com) operates in the Chinese portal market, which has experienced a significant and continuing decline in revenue multiples over the past several quarters in comparison to the metrics in place at the time the acquisition was valued. In addition, both Chinese and US portals have experienced declines in operation and financial metrics over the past several quarters, primarily due to the continued weak overall demand of on-line advertising and marketing services combined with lower than expected e-commerce transactions, in comparison to metrics forecasted at the time of their respective acquisitions. These factors significantly impacted current projected revenue generated from this business. The impairment analysis considered that this business was recently acquired and that the intangible assets recorded upon acquisition of this business were being amortized over a three-year useful life. The amount of the impairment charge was determined by comparing the carrying value of goodwill and other long-lived assets to fair value at December 31, 2000. The methodology used to test for and measure the amount of impairment was based on the same methodology the Company used during its initial acquisition value of eLong.com. As a result management determined that the carrying value of eLong.com should be adjusted. Accordingly, during the fourth quarter of 2000, the Company recorded an impairment charge of approximately $7.8 million to adjust the carrying value of eLong.com. Additionally, during the first quarter of 2001, the Company recorded an additional impairment charge of approximately $35 million to further adjust the carrying value of eLong.com as noted above. After giving effect to the impairment charges, the net goodwill balance at March 31, 2001, was $0. The impairment results from the deteriorating market conditions in Asia and the November 2, 2000 decision, as approved by the Board of Directors, to sell all assets not related to its core outsourcing business, including its Asia-based businesses. See Note 12 regarding the subsequent sale of eLong.com.

Asia.com Acquisitions

During the second quarter of 2000, Asia.com acquired three companies for approximately $18.4 million, including acquisition costs. Payment consisted of cash approximating $500,000, 1,926,180 shares of EasyLink Class A common stock valued at approximately $11.6 million and 4,673,448 shares of Asia.com Class A common stock valued at approximately $6.1 million, all of which were based upon the Company's average trading price at the date of acquisition. These acquisitions have been accounted for as purchase business combinations. The excess of the purchase price over the fair market value has been allocated to goodwill ($17.8 million) and is being amortized over a period of three years, the expected estimated period of benefit. During the fourth quarter of 2000, approximately $12 million of goodwill was written off as the Company determined that the carrying value of the goodwill associated with one of these acquisitions, focused in the wireless sector had become permanently impaired. During the first quarter of 2001, an additional $3.1 million of goodwill was written off as a restructuring charge as the Company determined that the carrying value of the goodwill associated with the acquisition focused in the wireless sector had become permanently impaired. The impairment charge resulted from the deteriorating market conditions in Asia and the November 2, 2000 decision, as approved by the Board of Directors, to sell all assets not related to its core outsourcing business, including its Asia-based businesses. After giving effect to the write-off, the net goodwill balance at March 31, 2001, was $0.

Under a stock purchase agreement associated with one of the acquisitions, the Company agreed to pay a contingent payment of up to $5 million if certain wireless revenue targets are reached after the closing. The contingent payment was payable in EasyLink A common stock, cash or, under certain circumstances, Asia.com Class A common stock. Management currently does not expect to achieve these wireless revenue targets and, accordingly, does not expect to issue any additional consideration.

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

In connection with the Mauritius acquisition, the Company incurred a $1.8 million charge related to the issuance of 104,347 shares of Class A common stock, as compensation for services performed, $200,000 cash and an additional $200,000 payable in EasyLink Class A common stock as compensation for employees.

During the first quarter of 2001, management determined that a portion of the carrying value of the other intangible assets associated with TCOM had become impaired due to the restructuring of the workforce which had generated those intangible assets upon acquisition in October 1999. As a result an impairment charge of $4.3 million was recorded.

Pro Forma Information

The following unaudited pro forma consolidated amounts give effect to the acquisitions made after January 1, 2000 as if they had occurred on January 1, 2000, by consolidating their results of operations with the results of EasyLink for the three months ended March 31, 2001 and 2000. Consolidated results are not necessarily indicative of the operating results that would have been achieved had the transactions been in effect as of the beginning of the periods presented and should not be construed as being representative of future operating results.

                                                                       Three Months Ended
                                                                            March 31,
                                                                            ---------
                                                            (In Thousands, Except Per Share Amounts)
                                                               2001                           2000
                                                               ----                           ----
Revenues   ..............................................   $  37,908                      $    52,152
Loss before extraordinary gain...........................   $(110,071)                     $   (55,955)
Extraordinary gain.......................................   $  39,349                               --
Net loss.................................................   $ (72,722)                     $   (55,955)

Net loss per share:
Loss before extraordinary gain...........................   $   (1.37)                     $     (0.73)
Extraordinary gain.......................................   $    0.49                      $        --
Basic and diluted net loss per share.....................   $   (0.90)                     $     (0.73)
Weighted average shares used in net
  loss per common share calculation (1)..................      80,581                           76,995


(1) The Company computes net loss per share in accordance with provisions of SFAS No. 128, "Earnings per Share". Basic net loss per share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period. The calculation of the weighted average number of shares outstanding assumes that 31,362,831 shares of EasyLink's common stock issued in connection with its acquisitions were outstanding for the entire period or date of inception, if later. The weighted average common shares used to compute pro forma basic net loss per share includes the actual weighted average common shares outstanding for the periods presented, respectively, plus the common shares issued in connection with the acquisitions from January 1, 2000 or date of inception if later. Diluted net loss per share is equal to basic net loss per share as common stock issuable upon exercise of the Company's employee stock options and upon exercise of outstanding warrants are not included because they are antidilutive. In future periods, the weighted-average shares used to compute diluted earnings per share will include the incremental shares of common stock relating to outstanding options and warrants to the extent such incremental shares are dilutive.

(3)      Investments

The Company assesses the need to record impairment losses on investments and records such losses when the impairment of an investment is determined to be other-than-temporary.

On March 16, 2000, the Company acquired a domain name and made a 10% investment in Software Tool and Die, a Massachusetts company, in exchange for $2.0 million in cash and 185,686 shares of its Class A common stock valued at approximately $2.9 million. Software Tool and Die is an Internet Service Provider and provides Web hosting services. The Company concluded that the carrying value of this cost-based investment was permanently impaired based on the achievement of business plan objectives and milestones and the fair value of the investment relative to its carrying value. During the fourth quarter of 2000, the Company recorded an impairment charge of $4.2 million due to an other-than-temporary decline in the value of this investment.

On July 25, 2000, EasyLink entered into a strategic relationship with BulletN.net, Inc. The investment has been accounted for under the cost method of accounting, as EasyLink owns less than 20% of the outstanding stock of BulletN.net. As part of this agreement BulletN.net issued 666,667 shares of its common stock and a warrant to purchase up to 666,667 shares of

BulletN.net common stock at $3.75 per share to EasyLink in exchange for 364,431 shares of EasyLink Class A common stock valued at approximately $3.1 million. The Company concluded that the carrying value of this cost-based investment was permanently impaired based on the achievement of business plan objectives and milestones and the fair value of the investment relative to its carrying value. During the first quarter of 2001, the Company recorded an impairment charge of $2.6 million due to an other-than-temporary decline in the value of this investment. This amount is included in impairment of investments within other income (expense) in the March 31, 2001 statement of operations. On March 1, 2001, in consideration of the exchange and cancellation of the 666,667 warrants and the waiver of certain anti-dilution rights, the Company received a new warrant to purchase 266,667 shares of BulletN.net common stock at $1 per share.

During 1999, the Company acquired an equity interest in 3Cube, Inc. ("3Cube"), which was accounted for under the cost method. Under the agreement, the Company paid $1.0 million in cash and issued 80,083 of its Class A common stock, valued at approximately $2.0 million, in exchange for 307,444 shares of 3Cube convertible preferred stock which represents an equity interest of less than 20% of 3Cube. On June 30, 2000, the Company made an additional investment in 3Cube, Inc. by issuing 255,049 shares of Class A common stock valued at approximately $1.5 million in exchange for 50,411 shares of 3Cube Series C Preferred Stock. At December 31, 2000, EasyLink owned preferred stock of 3Cube, representing an ownership interest of 21% of the combined common and preferred stock outstanding of 3Cube, Inc. Accordingly, the Company now accounts for this investment under the equity method of accounting. The change from the cost method to the equity method of accounting resulted in a decrease of the carrying value of the investment by $2.1 million. In addition, as a result of sequential declines in operating results of 3Cube, management made an assessment of the carrying value of its equity investment and determined that it was in excess of its estimated fair value. Accordingly, in December 2000, EasyLink wrote down the value of its investment in 3Cube by $200,000 as it determined that the decline in its value was other-than-temporary. During the first quarter of 2001, the Company further reduced its investment in 3Cube by $59,000 to $2 million, representing the value the Company expects to receive upon a liquidation of its investment as 3Cube was purchased by Oracle in May 2001.

On April 17, 2000, in exchange for $500,000 in cash, the acquired certain source code technologies, trademarks and related contracts relating to the InTandem collaboration product ("InTandem") from IntraACTIVE, Inc., a Delaware corporation (now named Bantu, Inc., "Bantu"). On the same date, the also paid Bantu an upfront fee of $500,000 for further development and support of the InTandem product. On the same date, pursuant to a Common Stock Purchase Agreement, the acquired shares of common stock of Bantu representing approximately 4.6 % of Bantu's outstanding capital stock in exchange for $1 million in cash and 462,963 shares of our Class A common stock, valued at approximately $3.6 million. Pursuant to the Common Stock Purchase Agreement, the also agreed to invest up to an additional $8 million in the form of shares of our Class A Common stock in Bantu in three separate increments of $4 million, $2 million and $2 million, respectively, based upon the achievement of certain milestones in exchange for additional shares of Bantu common stock representing 3.7%, 1.85% and 1.85%, respectively, of the outstanding common stock of Bantu as of April 17, 2000. The number of shares of The Company's Class A common stock issuable at each closing will be based on the greater of $9 per share and the average of the closing prices of The Company's Class A common stock over the five trading days prior to such closing date. In July 2000, the issued an additional 92,593 shares of The Company's Class A common stock valued at approximately $590,000 to Bantu in accordance with a true-up provision in the Common Stock Purchase Agreement. In September 2000, the issued an additional 444,444 shares of our Class A common stock valued at approximately $2.9 million as payment for the achievement of a milestone indicated above. In January 2001, the Company issued an additional 222,222 shares of The Company's Class A common stock valued at approximately $285,000 as payment for the achieved milestone indicated above. The Companys account for this investment under the cost method.


(4)      Notes Payable

On January 26, 2000, the Company issued $100 million of 7% Convertible Subordinated Notes ("the Notes"). Interest on the Notes is payable on February 1 and August 1 of each year, beginning on August 1, 2000. The Notes are convertible by holders into shares of EasyLink Class A common stock at a conversion price of $18.95 per share (subject to adjustment in certain events) beginning 90 days following the issuance of the Notes.

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

In connection with the issuance of these Notes, the Company incurred approximately $3.8 million of debt issuance costs. Such costs have been capitalized and are being amortized ratably over the original term of the Notes. As a result of the exchange note agreements entered into and discussed below, the Company recorded a charge of $2.2 million to reduce debt issuance costs relating to that portion of the notes that were exchanged. This charge has been netted against the extraordinary gain on exchange of convertible notes, included in the 2001 statements of operations.

On February 1, 2001, the Company entered into a note exchange agreement (the "Note Exchange Agreement"). Under the terms of the agreement, EasyLink issued $11,694,000 principal amount of a new series of 10% Senior Convertible Notes due January 8, 2006 in exchange for the cancellation of $38,980,000 principal amount of its 7% Convertible Subordinated Notes due February 1, 2005.

On February 8, 2001, the Company entered into an additional note exchange agreement. Under the terms of the agreement, EasyLink issued $4,665,000 principal amount of a new series of 10% Senior Convertible Notes due January 8, 2006 in exchange for the cancellation of $15,550,000 principal amount of its 7% Convertible Subordinated Notes due February 1, 2005.

On February 14, 2001, the Company entered into an additional note exchange agreement. Under the terms of the agreement, EasyLink issued $7,481,250 principal amount of a new series of 10% Senior Convertible Notes due January 8, 2006 in exchange for the cancellation of $21,375,000 principal amount of its 7% Convertible Subordinated Notes due February 1, 2005 (the "Subordinated Notes"). Upon effectiveness of a registration statement relating to the shares of Class A common stock issuable upon conversion of the Senior Convertible Notes and the shares referred to below, $2,531,250 in principal amount of these Senior Convertible Notes will be exchanged for 1,420,714 shares of Class A common stock (the "Exchange Shares"), leaving $4,950,000 in principal amount of this series of Senior Convertible Notes outstanding. As of March 31, 2001, the additional $2.5 million of Senior Convertible Notes was still outstanding.

The Senior Convertible Notes issuable under the February 1, February 8 and February 14 note exchange agreements (the "Exchange Notes") are unsecured, joint and several obligations of the Companies.

The Exchange Notes bear interest semi-annually at the rate of 10% per annum. One half of each interest payment is payable in cash and one half is payable in shares of EasyLink Class A common stock, par value $.01 per share ("Class A common stock"), until 18 months after the closing date of the financing. Thereafter, one half of each interest payment may be paid in shares of Class A common stock at the option of the Companies. For purposes of determining the number of shares issuable upon payment of interest in shares of Class A common stock, such shares will be deemed to have a value equal to the applicable conversion price at the time of payment.

$11,694,000 of the Exchange Notes is convertible at any time at the option of the holder into Class A common stock at an initial conversion price equal to $1.30 per share. The conversion price is subject to anti-dilution adjustments.

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

The Companies may, at their option, prepay the Exchange Notes, in whole or in part, at any time (i) on or after the third anniversary of the closing date of the financing, (ii) if the closing price of the Class A common stock on the NASDAQ stock market, or other securities market on which the Class A common stock is then traded, is at or above $5.00 per share (such amount to be appropriately adjusted in the event of a stock split, stock dividend, stock combination or recapitalization or similar event having a similar effect) for 30 consecutive trading days or (iii) EasyLink desires to effect a merger, consolidation or sale of all or substantially all of its assets in a manner that is prohibited by the Note Purchase Agreement between EasyLink and the initial purchasers of the Exchange Notes (the "Note Purchase Agreement") and the holders of the Exchange Notes fail to consent to a waiver of such prohibition to permit such merger, consolidation or sale.

All of the above exchange transactions (other than the exchange of $2,531,250 of the Senior Convertible Notes described above) under the Exchange Note Agreements closed on March 28, 2001.

The above exchange transactions have been accounted for in accordance with Financial Accounting Standards Board Statement No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings." As a result of these exchanges, the Company recorded a $39.3 million extraordinary gain on the exchange of convertible notes during the three months ended March 31, 2001.

Because the total future cash payments specified by the new terms of the Exchange Notes, including both payments designated as interest and those designated as face amount, are less than the carrying amount of the Notes, the Company was required to reduce the carrying amount of the Notes, to an amount equal to the total future cash payments specified by the new terms and shall recognize a gain on exchange of payables equal to the amount of the reduction, less the applicable deferred financing costs associated with the original $100 million 7% Convertible Subordinated Notes of $2.2 million and new financing costs of $40,000.

In future periods, all payments under the terms of the Exchange Notes shall be accounted for as reductions of the carrying amount of the Exchange Notes, and no interest expense shall be recognized on the Exchange Notes for any period between the exchange dates and maturity dates of the Exchange Notes.

On January 8, 2001, the Company issued $10.26 million (subsequently increased to $10.26 million) of 10% Senior Convertible Notes due January 8, 2006 to an investor group. On March 19, 2001, the Company completed the issuance of $3.9 million principal amount of 10% Senior Convertible Notes due January 8, 2006 (together with the notes issued pursuant to the January 8, 2001 agreement, (the "Notes") to certain private investors. The Notes are unsecured, joint and several obligations of EasyLink and its subsidiaries Mail.com Business Messaging Services, Inc. and The Allegro Group, Inc. (collectively, the "Companies").

The Notes bear interest, payable semi-annually, at the rate of 10% per annum. One half of each interest payment is payable in cash and one half is payable in shares of EasyLink Class A common stock ("Class A common stock"), until 18 months after the closing date of the financing. Thereafter, one half of each interest payment may be paid in shares of Class A common stock at the option of the Companies. For purposes of determining the number of shares issuable upon payment of interest in shares of Class A common stock, such shares will be deemed to have a value equal to the applicable conversion price at the time of payment.

The Companies may, at their option, prepay the Notes, in whole or in part, at any time (i) on or after the third anniversary of the closing date of the financing, (ii) if the closing price of the Class A common stock on the NASDAQ stock market, or other securities market on which the Class A common stock is then traded, is at or above $5.00 per share (such amount to be appropriately adjusted in the event of a stock split, stock dividend, stock combination or recapitalization or similar event having a similar effect) for 30 consecutive trading days or (iii) EasyLink desires to effect a merger, consolidation or sale of all or substantially all of its assets in a manner that is prohibited by the Note Purchase Agreement dated as of March 13, 2001 between EasyLink and the initial purchasers of the Notes and the holders of the Notes fail to consent to a waiver of such prohibition to permit such merger, consolidation or sale.

Each of the Notes is convertible at any time at the option of the holder into Class A common stock at an initial conversion price equal to $1.00 per share. The conversion price is subject to anti-dilution adjustments.

The net proceeds from this financing will be used for working capital and other general corporate purposes.

The $10.26 principal amount of Notes issued pursuant to the January 8, 2001 agreement are secured by a pledge of the Company's and its wholly-owned subsidiary WORLD.com, Inc.'s share interest in its majority owned subsidiary India.com, Inc. The security interest will be released, among other circumstances, (i) upon repayment of the Notes and accrued interest thereon,
(ii) upon a sale, transfer or other disposition of the shares as permitted under the Note Purchase Agreement and the prepayment of Notes as become subject to prepayment in accordance with the Note Purchase Agreement, or (iii) if EasyLink raises at least $35 million in cash proceeds from the sale of assets (including the pledged shares) or from the issuance of certain additional debt or equity financings on or before April 30, 2001.

The net proceeds of the issuance of the $10.26 principal amount of Notes issued pursuant to the January 8, 2001 agreement were used to fund a portion of the purchase price payable by Swift Telecommunications, Inc. for the acquisition of the AT&T EasyLink Services business and for working capital and other general corporate purposes.

In connection with the issuance of the Notes, the Company granted to the investor group the right to designate one director to the Board of Directors for so long as the investor group and certain other parties associated with it own a specified number of shares of Class A common stock on a fully diluted basis (the "Designation Agreement"). Pursuant to the Designation Agreement, the Board of Directors appointed a director to the Board of EasyLink effective upon the closing of the financing.

In connection with the acquisition of STI, the Company assumed a $35 million note from STI and issued a $9.2 million unsecured note to the former shareholder of STI as partial payment (see Note 2 for additional information).

               Notes payable include the following, in thousands


                                                                       March 31, 2001    December 31, 2000
                                                                       --------------    -----------------
1997 16% Convertible Note Due December 2001                                $       40           $       91
1998 Floating rate note payable due March 2001                                     25                   50
1998 9.25% note payable due March 2001                                              7                   15
1998 16% Note payable due June 2002                                               375                  497
1999 16% Note payable due December 2003                                           450                  529
2000 7% note payable due March 2001                                             1,000                1,000
2000 7% Convertible Subordinated Notes due February 2005                       24,095            1,000,000
2001 10% Senior Convertible Notes due January 2006                             47,606                   --
2001 10% Note due February 2005                                                35,000                   --
2001 Non interest bearing note payable to former shareholder of STI             5,880                   --
2001 Non interest bearing note payable to former shareholder of STI             1,813                   --

     Total Notes Payable                                                      116,291            1,002,182
     Less current portion                                                      13,442                1,861
     Non current portion                                                   $  102,849           $1,000,321


(5)      Partner Agreements

The Company has entered into many partner agreements. Included in these agreements are percentage of revenue sharing agreements, miscellaneous fees and other customer acquisition costs with EasyLink partners. The revenue sharing agreements vary for each party but typically are based on selected revenues, as defined, or on a per sign-up basis.

In August 1998, the Company entered into a two-year agreement with CNN. In consideration of the advertising, subscription and customer acquisition opportunities, CNN received 253,532 shares of Class A common stock upon the commencement of the contract at $3.50 per share, the fair market value of EasyLink's common stock on the date of grant, or $887,000. CNN also had the right to receive a portion of the Company's selected revenues under the agreement, as defined. The value of the stock issuance was recorded in the balance sheet as partner advances and was amortized ratably to amortization expense over the contract term. The launch of the services coincided with the contract date. The Company recorded approximately $111,000 of amortization expense for the three months ended March 31, 2000.

Prior to May 1, 1999, the Company was required to issue to CNET, Snap and NBC Multimedia shares of its Class A common stock for each member who registers at their sites. On May 1, 1999, the Company entered into an agreement to settle in full its contingent obligation to issue shares of its Class A common stock to CNET, Snap and NBC Multimedia as described above. Pursuant to this agreement, the Company issued upon the closing of its initial public offering in June 1999, 2,368,907 shares of Class A common stock at a value of $7.00 per share in the aggregate to CNET and Snap and 210,000 shares of Class A common stock at a value of $7.00 per share to NBC Multimedia. The Company capitalized $18 million in connection with the issuance of these shares and is ratably amortizing the amount over the period from the closing of the initial public offering (June 23, 1999) through May 2001. The Company recorded approximately $2.3 million of amortization expense for each of the three months ended March 31, 2001 and 2000, respectively. The remaining $1.5 million of unamortized costs were written off as a part of the loss on the sale of the advertising network.

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

Under the terms of the Master Lease Agreement, the Company has the option to purchase the equipment at the then fair market value of the equipment at lease expiration. In December 2000, GATX reduced the $12 million line to $10.4 million. The amount that was outstanding at March 31, 2001 was $8.7 million.

On March 31, 2000, the Company entered into a $2 million Master Lease Agreement with Leasing Technologies International, Inc. The lease line provides for the lease of new, brand name computers, office automation and other equipment. Terms of individual leases signed under the Master Lease Agreement call for a 36-month lease term, rent payable monthly in advance. The effective interest rate is 14.7% and is adjustable based on prime. In addition, a security deposit equal to one month's rent is payable at each individual lease inception. In December 2000, Leasing Technologies reduced the $2 million line to $1.2 million. The amount that was drawn down and outstanding at March 31, 2001 was $942,000.

Under the terms of the Master Lease Agreement, at the end of the lease term, the Company has the option to either purchase or return the equipment at a set percent of the original price, or extend the lease term by twelve months. In the latter case, the lease terms provide for a discounted monthly rental and a bargain purchase option at the expiration of the twelve-month extension.

(7)      AT&T Warrant

Under a letter agreement dated May 26, 1999, AT&T Corp. ("AT&T") and the Company agreed to negotiate in good faith to complete definitive agreements to establish a strategic relationship. On July 26, 1999, the Company entered into an interim agreement to provide the Company's e-mail services as part of a package of AT&T or third party branded communication services that AT&T may offer to some of its small business customers. The Company did not enter into a definitive agreement to establish the proposed strategic relationship, and, effective March 30, 2000, the May 26, 1999 letter agreement and the July 26, 1999 interim agreement were terminated. Under the May 26, 1999 letter agreement, EasyLink issued warrants to purchase 1.0 million shares of Class A common stock at $11.00 per share. AT&T had the option to exercise the warrants at any time on or before December 31, 2000. Since AT&T did not exercise the warrants on or before December 31, 2000, the warrants expired and were cancelled.

The Company recorded a deferred cost of approximately $4.3 million in the aggregate as a result of the issuance of these warrants to AT&T. As a result of the termination of the May 26 letter agreement and the July 26 interim agreement, $3.3 million of deferred costs were expensed during the first quarter of 2000.

(8)      Business Segments

The Company's two business segments are Messaging and Domain Development, the latter being attributable to the formation of WORLD.com. The following table presents summarized financial information related to the business segments:

The following table presents summarized financial information related to the business segments for the three months ended March 31, 2001 and 2000, in thousands:


                                                                               Three Months Ended March 31,
                                                                               ----------------------------
                                                                               2001                   2000
                                                                             --------               --------
Revenue:
      Messaging ..............................................               $ 19,722               $  9,951
      Domain development .....................................                  2,624                     --
                                                                             --------               --------
           Total revenue .....................................               $ 22,346               $  9,951
                                                                             ========               ========
Cost of revenues:
      Total Messaging ........................................               $ 18,134               $  9,843
      Domain development .....................................                  2,904                     18
                                                                             --------               --------
           Total cost of revenue .............................               $ 21,038               $  9,861
                                                                             ========               ========
Operating expenses, excluding cost of revenue
           Messaging .........................................               $ 49,991               $ 39,097
           Domain development ................................                 53,814                  3,618
                                                                             --------               --------
           Total operating expenses, excluding cost of revenue               $103,805               $ 42,715
                                                                             ========               ========


The following table reconciles total assets for business segments to consolidated assets, in thousands:


                                              March 31,             December 31,
                                                2001                   2000
                                              --------               --------
Identifiable Assets
     Messaging ................               $313,109               $252,575
     Domain development .......                 19,396                 74,491
     Inter-segment eliminations                  3,004                  3,195
                                              --------               --------
Consolidated assets ...........               $335,509               $330,261
                                              ========               ========


The following table presents certain segment information, in thousands:

                                                         Domain
                                   Messaging            Development            Total

Three months ended March 31, 2001

Restructuring charges .......       $12,239               42,180              $54,419
Impairment charges ..........       $ 2,668                3,567              $ 6,235

(9)      Restructuring Charges

During the first quarter of 2001, a restructuring charge of $54.4 million was recorded by the Company in accordance with the provisions of EITF 94-3, and Staff Accounting Bulletin 100. The Company's restructuring initiatives are related to our strategic decisions to exit the consumer messaging business and to focus on the Company's outsourced messaging business. The restructuring program includes an incremental reduction in the workforce of approximately 100 employees. Asset disposals of $52.5 million reflect write-downs of goodwill and other intangible assets of $43.9 million in connection with management's decision to sell its Asian based business units, the majority of which related to its portal businesses (see Note 2), and a write-down of $8.6 million of fixed assets and other assets.


The following sets forth the activity in the Company's restructuring reserve (in thousands):


                                  Beginning           Current year-          Current year-           Ending
                                   balance              provision            utilization             balance
                                  ---------           -------------          -------------           -------
Employee termination
  benefits ...........             $   559               $ 1,797               $ 1,791               $   565
Lease abandonments .                 3,136                   153                    95                 3,194
Asset disposals ....                    --                52,467                52,467                    --
Other exit costs ...                   353                     2                   163                   192
                                   -------               -------               -------               -------
                                   $ 4,048               $54,419               $54,516               $ 3,951
                                   =======               =======               =======               =======


(10)     India.com Financing

During the third quarter of 2000, India.com, Inc. a then wholly-owned subsidiary of EasyLink, issued 13,657,692 shares of Series A convertible preferred stock to private investors valued at $14.2 million. These shares are convertible into India.com Class A common stock at the initial purchase price of the preferred shares, subject to certain anti-dilution adjustments. In addition, the preferred share conversion price is also subject to reduction if the effective sales price in India.com's next significant equity financing does not represent a 33% premium to the current conversion price. The Company will measure the contingent beneficial conversion feature at the commitment date and treat this feature as a preferred dividend but will not recognize this preferred dividend in earnings until the contingency is resolved, if ever. Under the terms of an exchange agreement entered into at the time of the financing, the holders of the Series A convertible exchangeable preferred stock were entitled to a one time right exercisable during the 60 days after September 13, 2001 to exchange these shares for the number of shares of EasyLink Class A common stock equal to the original purchase price of such shares divided by the lesser of the market price of EasyLink's Class A common stock on September 13, 2001 (but not less than $4.50) and $6.00. This exchange right has since been modified as described below.

The Company has entered into a Bridge Funding and Amendment Agreement (the "Bridge Funding Agreement"). Under the Bridge Funding Agreement, the Company may borrow up to $5 million from its majority-owned subsidiary India.com pursuant to a bridge note (the "Bridge Note"). Under the Bridge Funding Agreement, the Company committed to issue to India.com warrants to purchase 200,000 shares of EasyLink's Class A common stock at an exercise price of $1.30 per share in consideration of the commitment under the Bridge Funding Agreement. In addition, India.com will be entitled to receive warrants to purchase an additional 160,000 shares of EasyLink Class A common stock for each $1 million drawn down by the Company under the Bridge Funding Agreement. As of March 31, 2001, $4 million has been drawn down and an additional 640,000 warrants have been issued at exercise prices ranging from $1.38 to $1.40 per warrant.

If drawn upon, any outstanding amounts must be repaid on or before 120 days after the initial advance of funds and out of the proceeds of certain other fundings of the Company. Advances under the Bridge Note will bear interest at the rate of 10% per annum. If payments are not made on the Bridge Note when due, the Bridge Note bears additional interest at the rate of 1% per month and warrants to purchase additional shares of EasyLink Class A common stock at the rate of 100,000 shares per month are issued until the payment is made. Obligations under the Bridge Note will be secured by the Company's and WORLD.com's shares of India.com.

Any additional warrants issued pursuant to the Bridge Funding Agreement as described above will have an exercise price based upon the market price of the underlying EasyLink Class A common stock around the time such warrants are issued. The number of shares issuable upon exercise of the warrants and the exercise price of the warrants are subject to adjustment for stock splits, stock dividends, stock combinations and reclassifications. The exercise price for all of the warrants may be paid in cash or by exchanging warrants to purchase a number of underlying shares having an aggregate value based on the market price around the time of exercise equal to the exercise price. All of the warrants expire February 2, 2004.

In consideration of the commitments under the Bridge Funding Agreement, the Company agreed to reduce the minimum price at which the holders of shares of Series A Convertible Exchangeable Preferred Stock of India.com (the "India Preferred Stock") may exchange such shares for EasyLink Class A common stock. Under the Exchange Agreement dated September 13, 2000, the holders of India Preferred Stock had a one-time right during the sixty-day period commencing September 13, 2001 to exchange shares of India Preferred Stock for EasyLink Class A common stock based on the original purchase price for the India Preferred Stock divided by the market price of EasyLink stock on September 13, 2001, subject to a floor on the exchange price of $4.50 and a cap of $6.00. The aggregate original purchase price for the India Preferred Stock was $14.25 million. In consideration of the Bridge Funding Agreement, the period during which the one-time exchange right may be exercised was changed from the 60-day period immediately after September 13, 2001 to the 60-day period immediately after December 31, 2001. In addition, the floor price at which shares of EasyLink Class A common stock may be issued upon the exchange was reduced from $4.50 per share to $3.00 per share immediately and will be further reduced to $1.25 per share for a percentage of the total number of shares of India Preferred Stock that is equal to the percentage of the Bridge Note drawn down. As of March 31, 2001, $4 million of the Bridge Note has been drawn down.

(11)     Private Placement of Common Stock

On March 20, 2001, the Company completed a private placement of 3,000,000 shares of Class A common stock (the "Common Shares") to a private investor for an aggregate price of $3,000,000. Pursuant to the Common Stock Purchase Agreement dated as of March 13, 2001 between EasyLink and the private investor and subject to the effectiveness of a registration statement covering shares of Class A common stock issuable upon conversion of certain EasyLink convertible notes, EasyLink is obligated to issue an additional 1,000,000 shares of Class A common stock to the private investor if the closing price of the Company's Class A common stock is not at or above $10 per share for at least five consecutive trading days during 2001.

(12)     Subsequent Events

On April 18, 2001, the Company satisfied its contingent payment obligation to the former owners of TCOM. The Company paid $300,000 in cash and issued 1,620,833 shares of its Class A common stock valued at approximately $1.2 million. The Company will adjust other intangible assets and amortize such costs over the remaining life of the other intangible assets.

On May 8, 2001, the Company announced that its majority owned subsidiary Asia.com, Inc. has sold its business to an investor group. Under the terms of the sale, the buyer paid Asia.com $1.5 million and assumed Asia.com liabilities of approximately $1.5 million. The consideration paid to EasyLink was determined as a result of negotiations between the buyer and EasyLink.

After satisfaction of other Asia.com liabilities and pro rata distributions to other minority investors in Asia.com, EasyLink expects that a majority of the proceeds from the sale will be available for distribution to EasyLink.

Additionally the Company has settled its contingent payment obligation to the former shareholders of eLong.com, Inc. through the issuance of 75,000 shares of EasyLink Class A common stock (see note 2). The Company will account for this transaction as part of the sale of Asia.com.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

We make forward-looking statements within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 throughout this report. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as "expects," "anticipates," "intends," "believes," "estimates," "plans" and similar expressions. Our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences include, but are not limited to, those discussed in the "Risk Factors" section of this report. EasyLink Services Corporation undertakes no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

Unless otherwise indicated or the context otherwise requires, all references to "we", "us", "our" and similar terms refer to EasyLink Services Corporation and its direct and indirect subsidiaries.

Overview

On April 2, 2001, we changed our name to EasyLink Services Corporation. The name change was made to help create a corporate identity tied to our focus on outsourced messaging services.

EasyLink Services Corporation, formerly Mail.com, Inc., is a leading global provider of outsourced messaging services to enterprises and service providers. Upon the completion of our acquisition of Swift Telecommunications, Inc. on February 23, 2001, we combined the businesses of Mail.com Business Messaging Services, Swift Telecommunications and the Easylink Services business acquired from AT&T Corp. by Swift Telecommunications. As a result of this combination, Easylink Services Corporation offers a comprehensive portfolio of messaging services to thousands of business customers worldwide. We offer a broad range of messaging services to businesses and service providers, including managed e-mail and groupware hosting services; services that protect corporate e-mail systems such as virus protection, spam control and content filtering services; message delivery services such as electronic data interchange or "EDI," telex, desktop fax, broadcast and production messaging services; and professional messaging services and support.

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

Until March 30, 2001, we also offered advertising services and consumer e-mail services to Web sites, ISP's and direct to consumers. In this market, we provided Web-based e-mail services or WebMail to Internet Service Providers
(ISPs) including several of the world's top ISPs, and we partnered with top branded Web sites to provide WebMail services to their users. In addition, we served the market directly through our flagship web site www.mail.com. On October 26, 2000, the Company announced its intention to sell its advertising network business and stated that it will focus exclusively on its established outsourced messaging business. The Company also announced that as a result of its decision to focus on its outsourced messaging business, it is streamlining the organization, taking advantage of lower cost areas and further integrating its technological and operational infrastructures. On March 30, 2001, we completed the sale of our advertising network and consumer e-mail business to Net2Phone for $3 million in cash at the closing and on April 13, 2001, received an additional $500,000 based upon the achievement of certain milestones by EasyLink. In connection with the sale, we entered into a hosting agreement under which we will host or arrange to host the consumer e-mailboxes for Net2Phone for a minimum of one year. We plan to transition the hosting of the consumer e-mail boxes to a third party provider in the near future.

In March 2000, EasyLink formed WORLD.com to develop the Company's extensive portfolio of domain names into major Web properties, such as Asia.com and India.com, which serve the worldwide business-to-business and business-to-consumer marketplace. Through its subsidiaries, WORLD.com generates revenues primarily from sales of information technology products, system integration and website development for other companies, advertising related sales and commissions earned from booking travel arrangements. On November 2, 2000, the Company announced that it will sell all assets not related to its core outsourced messaging business, including its Asia.com Inc., and India.com, Inc. subsidiaries, and its portfolio of category-defining domain names. On May 8, 2001, the Company announced that its majority owned subsidiary Asia.com, Inc. sold its business to an investor group. See Notes 1, 2 and 12 to our unaudited condensed consolidated financial statements for additional information.

For the quarter ended March 31, 2001, total revenues were $22.3 million compared to $10.0 million for the quarter ended March 31, 2000. Net loss was $68.6 million for the quarter ended March 31, 2001 as compared to $42.5 million for the quarter ended March 31, 2000.

During the first quarter of 2001, we generated approximately 81% of our revenues from business messaging services and approximately 7% of our revenue from the advertising network business. We also generated approximately 12% of our revenues from the sales of information technology products and the provision of local content and other Internet services associated with WORLD.com. During the first quarter of 2000, we generated approximately 49% of our revenues from business messaging services and approximately 51% of our revenue from the advertising network business. There were no revenues from the sales of information technology products and the provision of local content and other Internet services associated with WORLD.com.

For the quarters ended March 31, 2001 and 2000, approximately $19.3 million and $4.7 million, respectively, of our revenue was generated from companies we acquired since January 1, 2000. As indicated in Note 1 of the notes to our unaudited condensed consolidated financial statements, in the future, our focus will be centered exclusively on the outsourced business messaging market.

Advertising revenues were derived principally from the sale of banner advertisements. Other advertising revenue sources included up-front placement fees and promotions. The Company's advertising products consisted of banner advertisements that appeared on pages within the Company's properties, promotional sponsorships that were typically focused on a particular event and merchant buttons on targeted advertising inventory encouraging users to complete a transaction.

The Company also traded advertisements on its Web properties in exchange for advertisements on the Internet sites of other companies. Barter revenue, which is a component of advertising revenue, amounted to $563,000 and $46,000 for the three months ended March 31, 2001 and 2000. For the three months ended March 31, 2001 and 2000, barter expenses, which are a component of cost of revenues, were approximately $563,000 and $19,000, respectively.

Domain development revenues include revenues generated by WORLD.com and consist primarily of sales of information technology products. Revenues are also generated from system integration and website development, advertising, and commissions from booking travel arrangements. Revenues for the quarter ended March 31, 2001 were $2.6 million. There were no domain development revenues during the first quarter of 2000.

Although we have experienced substantial growth in revenues in recent periods, we have incurred substantial operating losses since inception and will continue to incur substantial losses for the foreseeable future. As of March 31, 2001, we had an accumulated deficit of approximately $375.7 million.

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

STOCK AND WARRANT ISSUANCES

During the three months ended March 31, 2001, the Company issued 616,508 shares of Class A common stock to certain former employees of Asia.com as severance payments valued at approximately $760,000.

Under an agreement with CNN entered into August 1998, we issued 253,532 shares of our Class A common stock upon execution of a contract in August 1998. We agreed to issue the shares in anticipation of CNN's fulfillment of promotional obligations under the contract. We capitalized approximately $887,000 as a partner advance, the market value of the stock we issued and then amortized that amount over the length of the contract. During the quarter ended March 31, 2000 we recorded approximately $111,000 of amortization expense for this agreement and this amount is included in sales and marketing expenses.

Prior to May 1, 1999, we were required to issue to CNET, Snap and NBC Multimedia shares of our Class A common stock for each member who registers at their sites. On May 1, 1999, we entered into an agreement to settle in full its contingent obligation to issue shares of our Class A common stock to CNET, Snap and NBC Multimedia as described above. Pursuant to this agreement, we issued upon the closing of our initial public offering in June 1999, 2,368,907 shares of Class A common stock at a value of $7.00 per share in the aggregate to CNET and Snap and 210,000 shares of Class A common stock at a value of $7.00 per share to NBC Multimedia. We capitalized $18 million in connection with the issuance of these shares and are ratably amortizing the amount over the period from the closing of the initial public offering (June 23, 1999) through May 2001. We recorded approximately $2.3 million of amortization expense for each of the three months ended March 31, 2001 and 2000, respectively. The remaining $1.5 million of unamortized costs were written off as a part of the loss on the sale of the advertising network.


Under a letter agreement and interim agreement dated May 26, 1999 and July 26, 1999, respectively, AT&T Corp. ("AT&T") and we agreed to negotiate in good faith to complete definitive agreements to establish a strategic relationship. We have not entered into a definitive agreement to establish the proposed strategic relationship, and, effective March 30, 2000, the letter agreement and the Interim Agreement were terminated. Under the May 26, 1999 letter agreement, we issued warrants to purchase 1.0 million shares of Class A common stock at $11.00 per share. AT&T had the option to exercise the warrants at any time on or before December 31, 2000. Since AT&T did not exercise the warrants on or before December 31, 2000, the warrants expired and were cancelled.

We recorded a deferred cost of approximately $4.3 million in the aggregate as a result of the issuance of these warrants to AT&T. As a result of the termination of the May 26 letter agreement and the July 26 interim agreement, the remaining unamortized portion of deferred costs of $3.3 million was expensed during the first quarter of 2000.

During the three months ended March 31, 2000, the Company issued 104,347 shares of Class A common stock valued at approximately $1.8 million to an employee in lieu of compensation.

ACQUISITIONS, INVESTMENTS AND DIVESTITURES

On February 23, 2001, we acquired Swift Telecommunications, Inc., ("STI"). In January 2001, STI acquired the EasyLink Services business ("EasyLink Services") from AT&T Corp. STI, together with its newly acquired EasyLink Services business, is a global provider of messaging services such as telex, fax, electronic data interchange and e-mail.

At the closing of the acquisition by STI of the EasyLink Services business from AT&T, we advanced $14 million to STI in the form of a loan, the proceeds of which were used to fund part of the cash portion of the purchase price to AT&T. Upon the closing of the acquisition of STI, we assumed a $35 million note issued by STI to AT&T. The $35 million note will be secured by the assets of STI, including the EasyLink Services business, and the shares of the Company's Class A common stock to be issued to the sole shareholder in the Merger. The note is payable in equal monthly installments over four years and bears interest at the rate of 10% per annum. The note is subject to mandatory prepayment upon the sale of specified assets of STI, including the EasyLink Services business, and in certain other events. The note also contains certain customary covenants and events of default, including limitations on our ability to incur additional indebtedness and to incur additional liens on the STI and EasyLink assets.

Upon the closing of the acquisition of STI, we paid to the sole shareholder of STI $835,294 in cash and issued an unsecured note for approximately $9.2 million and 18,766,176 shares of the Company's Class A common stock valued at approximately $30.8 million as the purchase price for the acquisition of STI. We will also pay additional consideration to the sole shareholder of STI equal to the amount of the net proceeds, after satisfaction of certain liabilities of STI and its subsidiaries, from the sale or liquidation of the assets of one of STI's subsidiaries. We also reimbursed the sole shareholder of STI for a $1.5 million advance made to STI, the proceeds of which were used to fund the balance of the cash portion of the purchase price for STI's acquisition of the EasyLink Services business and certain other obligations to AT&T. The $9.2 million note will be payable in four equal semi-annual installments over two years and may be prepaid in whole or in part at any time and from time to time without payment of premium or penalty. The note will be non-interest bearing unless we fail to make a required payment within 30 days after the due date therefore. Thereafter, the note will bear interest at the rate of 1% per month. The note also contains certain customary events of default.

As part of the transaction with STI, we also agreed to acquire Telecom International, Inc. (which is an affiliate of STI and conducts business under the name "AlphaTel") and the 25% minority interests in two STI subsidiaries for $164,705 in cash, promissory notes in the aggregate principal amount of approximately $1.8 million and 3.7 million shares of EasyLink Class A common stock. These additional transactions are subject to execution of definitive documentation, completion of due diligence, receipt of regulatory approvals and other customary conditions.

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

NetMoves (now named EasyLink Services USA, Inc.) designs, develops and markets to businesses a variety of Internet document delivery services, including e-mail-to-fax, fax-to-e-mail, fax-to-fax and broadcast fax services. This acquisition enhanced our presence in the domestic and international business service market, provided us with an established sales force and international distribution channels and expanded our offering of Internet-based messaging services.

On March 14, 2000, we acquired eLong.com, Inc., a Delaware corporation ("eLong.com") for approximately $62 million including acquisition costs of approximately $365,000. eLong.com, through its wholly owned subsidiary in the People's Republic of China, operates the Web Site www.eLong.com, which is a provider of local content and other internet services. The acquisition was accounted for as a purchase business combination. Concurrently with the merger, eLong.com changed its name to Asia.com, Inc. ("Asia.com"). In the merger, we issued to the former stockholders of eLong.com an aggregate of 3,599,491 shares of EasyLink Class A common stock valued at approximately $57.2 million, based upon our average trading at the date of acquisition. All outstanding options to purchase eLong.com common stock were converted into options to purchase an aggregate of 279,289 shares of EasyLink Class A common stock. The options were valued at approximately $4.4 million.

During the fourth quarter of 2000, we wrote off approximately $7.8 million of goodwill, as it was determined that the carrying value had become permanently impaired as a result of our November 2, 2000 decision, as approved by the Board of Directors, to sell all assets not related to its core outsourcing business, including its Asia-based businesses. Additionally, as a result of the continued eroding market conditions in Asia and the decision to accelerate the divestiture during the first quarter of 2001, approximately $35 million of goodwill was written-off as it was determined that the carrying vale of the remaining goodwill had been permanently impaired. After giving effect to the write off, the net goodwill balance at March 31, 2001 was zero. Please see the discussion on Impairment Charges included in the Results of Operations and Liquidity and Capital Resources sections below for additional information.

In addition, we were obligated to issue up to an additional 719,899 shares of EasyLink Class A common stock in the aggregate to the former stockholders of eLong.com if EasyLink or Asia.com acquires less than $50.0 million in value of businesses engaged in developing, marketing or providing consumer or business internet portals and related services focused on the Asian market or a portion thereof, or businesses in furtherance of such a business, prior to March 14, 2001. We have since settled this contingent payment obligation through the issuance of 75,000 shares of EasyLink Class A common stock. The Company will account for this transaction as part of the sale of Asia.com.


In the merger, certain former stockholders of eLong.com retained shares of Class A common stock of Asia.com representing approximately 4.0% of the outstanding common stock of Asia.com. Under a separate Contribution Agreement with Asia.com these stockholders contributed an aggregate of $2.0 million in cash to Asia.com in exchange for additional shares of Class A common stock of Asia.com, representing approximately 1.9% of the outstanding common stock of Asia.com. Pursuant to the Contribution Agreement, we (1) contributed to Asia.com the domain names Asia.com and Singapore.com and $10.0 million in cash and (2) agreed to contribute to Asia.com up to an additional $10.0 million in cash over the next 12 months and to issue, at the request of Asia.com, up to an aggregate of 242,424 shares of EasyLink Class A common stock for future acquisitions. As a result of the transactions effected pursuant to the Merger Agreement and the Contribution Agreement, EasyLink initially owned shares of Class B common stock of Asia.com representing approximately 94.1% of the outstanding common stock of Asia.com. Our ownership percentage decreased to 92% as of December 31, 2000. Asia.com granted to management employees of Asia.com options to purchase Class A common stock of Asia.com representing, as of December 31, 2000, 9% of the outstanding shares of common stock after giving effect to the exercise of such options.

The shares of Class A common stock of Asia.com are entitled to one vote per share and the shares of Class B common stock of Asia.com are entitled to 10 votes per share. The shares of Class A common stock and Class B common stock are otherwise subject to the same rights and restrictions.

During the first quarter of 2001, management determined that a portion of the carrying value of the other intangible assets associated with TCOM had become impaired due to the restructuring of the workforce which had generated those intangible assets upon acquisition in October 1999. As a result an impairment charge of $4.3 million was recorded.

On March 16, 2000, in exchange for $2 million in cash and 185,686 shares of our Class A common stock valued at approximately $2.9 million, we acquired a domain name from and made a 10% investment in Software Tool and Die, a Massachusetts Corporation. Software Tool and Die is an Internet Service Provider and provides Web hosting services. We concluded that the carrying value of this cost-based investment was permanently impaired based on the achievement of business plan objectives and milestones and the fair value of the investment relative to our carrying value. During the fourth quarter of 2000, we recorded an impairment charge of $4.2 million due to an other-than-temporary decline in the value of this investment due to the decrease in net book value of the investment caused by its losses. This amount is included in impairment of investments within other income (expense) in our 2000 statement of operations. Please see the section on Impairment Charges included in the Results of Operations section below for additional information.

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

On April 17, 2000, in exchange for $500,000 in cash, the Company acquired certain source code technologies, trademarks and related contracts relating to the InTandem collaboration product ("InTandem") from IntraACTIVE, Inc., a Delaware corporation (now named Bantu, Inc., "Bantu"). On the same date, the Company also paid Bantu an upfront fee of $500,000 for further development and support of the InTandem product. On the same date, pursuant to a Common Stock Purchase Agreement, the Company acquired shares of common stock of Bantu representing approximately 4.6 % of Bantu's outstanding capital stock in exchange for $1 million in cash and 462,963 shares of our Class A common stock, valued at approximately $3.6 million. Pursuant to the Common Stock Purchase Agreement, the Company also agreed to invest up to an additional $8 million in the form of shares of our Class A Common stock in Bantu in three separate increments of $4 million, $2 million and $2 million, respectively, based upon the achievement of certain milestones in exchange for additional shares of Bantu common stock representing 3.7%, 1.85% and 1.85%, respectively, of the outstanding common stock of Bantu as of April 17, 2000. The number of shares of the Company's Class A common stock issuable at each closing will be based on the greater of $9 per share and the average of the closing prices of the Company's Class A common stock over the five trading days prior to such closing date. In July 2000, the Company issued an additional 92,593 shares of the Company's Class A common stock valued at approximately $590,000 to Bantu in accordance with a true-up provision in the Common Stock Purchase Agreement. In September 2000, the Company issued an additional 444,444 shares of our Class A common stock valued at approximately $2.9 million as payment for the achievement of a milestone indicated above. In January 2001, the Company issued an additional 222,222 shares of our Class A common stock valued at approximately $285,000 as payment for the achieved milestone indicated above. The Company accounts for this investment under the cost method.

During the second quarter of 2000, Asia.com acquired three companies for approximately $18.4 million, including acquisition costs. Payments consisted of cash approximating $500,000, 1,926,180 shares of our Class A common stock valued at approximately $11.6 million and 4,673,448 shares of Asia.com Class A common stock valued at approximately $6.1 million, all of which were based upon our average trading price on the dates of acquisition.

During the fourth quarter of 2000, approximately $12 million of goodwill was written off as we determined that the carrying value of the goodwill associated with one of these acquisitions focused on the wireless sector had become permanently impaired as a result of our November 2, 2000 decision, as approved by the Board of Directors, to sell all assets not related to its core outsourcing business, including its Asia-based businesses. During the first quarter of 2001, an additional $3.1 million was written off as we determined that the carrying value of the goodwill associated with the acquisition focused on the wireless sector had become permanently impaired. Please see the discussion on Restructuring Charges included in the Results of Operations section below for additional information.

Under a stock purchase agreement associated with one of the Asia.com acquisitions, we agreed to pay a contingent payment of up to $5 million if certain wireless revenue targets are reached after the closing. The contingent payment was payable shares of our Class A common stock, cash or, under certain circumstances, Asia.com Class A common stock. Management currently does not expect to achieve these wireless revenue targets and, accordingly, does not expect to issue any additional consideration.

On July 14, 1999, we purchased an equity interest in 3Cube, Inc ("3Cube"). Under the agreement, we paid $1.0 million in cash and issued 80,083 shares of our Class A common stock, valued at approximately $2.0 million, in exchange for 307,444 shares of 3Cube convertible preferred stock, which represents an equity interest of less than 20% in 3Cube. We recorded this transaction under the cost method. This agreement also included a technology licensing arrangement, whereby 3Cube agreed to integrate its Internet facsimile technology into our email service across our partner network. On June 30, 2000, the Company made an additional investment in 3Cube by issuing 255,049 shares of Class A common stock valued at approximately $1.5 million in exchange for 50,411 shares of 3Cube Series C Preferred Stock. As of December 31, 2000 we owned preferred stock of 3Cube representing an ownership interest of 21% of the combined common and preferred stock outstanding of 3Cube. Accordingly, we now account for this investment under the equity method of accounting. Under the equity method, our proportionate share of each investee's operating losses and amortization of the investor's net excess investment over its equity in each investee's net assets is included in loss on equity investments. The effect of this change from the cost method to the equity method of accounting resulted in a decrease of the carrying value of the investment by $2.1 million. In addition, in December 2000, we wrote down the value of our investment in 3Cube by $200,000 as it was determined that the decline in its value was other-than-temporary. During the first quarter of 2001, we further reduced our investment in 3Cube by $59,000 to $2 million, representing the amount we expect to receive upon a disposition of our investment.

On July 25, 2000, we entered into a strategic relationship with BulletN.net, Inc. The investment has been accounted for under the cost method of accounting, as we own less than 20% of the outstanding stock of BulletN.net. As part of this agreement BulletN.net issued 666,667 shares of its common stock and a warrant to purchase up to 666,667 shares of BulletN.net common stock to us in exchange for 364,431 shares of our Class A common stock valued at approximately $3.1 million. We concluded that the carrying value of this cost-based investment was permanently impaired based on the achievement of business plan objectives and milestones and the fair value of the investment relative to its carrying value. During the first quarter of 2001, we recorded an impairment charge of $2.6 million due to an other-than-temporary decline in the value of this investment This amount is included in impairment of investments within other income (expense) in the March 31, 2001 statement of operations. On March 1, 2001, in consideration of the exchange and cancellation of the 666,667 warrants at $3.75 per share and the waiver of certain anti-dilution rights, we received a new warrant to purchase 266,667 shares of BulletN.net common stock at $1.00 per share.

DEFERRED COMPENSATION

We have recorded amortization of deferred compensation of approximately $0 and $91,000 for the quarter ended March 31, 2001 and 2000, respectively, in connection with the grant of stock options to one of our officers. This deferral, which totaled $1.1 million at the date of the grant, represents the difference between the deemed fair value of our common stock for accounting purposes and the exercise price of the options at the date of grant. This amount is represented as a reduction of stockholders' equity and amortized over the three-year vesting period. Amortization of deferred stock compensation is charged to sales and marketing expense on the statement of operations. During the fourth quarter of 2000, the officer's employment terminated and the remaining $387,000 of unamortized deferred compensation was charged to additional paid in capital, representing forfeited options.

During the second quarter of 1999, we issued 105,150 and 5,000 stock options to certain employees at $5.00 per share. The fair value of our common stock on the dates of grant was $11 and $7 per share, respectively. Accordingly, we recorded deferred compensation of approximately $641,000 in connection with these options. At March 31, 2001, all of the employees employment was terminated and the remaining unamortized deferred compensation of $141,000 was charged to additional paid in capital, representing forfeited options.

As a result of our acquisition of the EasyLink services business from AT&T, we recorded deferred compensation of approximately $509,000 associated with the issuance of our Class A common stock to certain employees. Amortization of deferred compensation associated with this issuance was approximately $85,000 for the quarter ended March 31, 2001.

RESULTS OF OPERATIONS THREE MONTHS ENDED MARCH 31, 2001 AND 2000

Revenue

Revenues for the three months ended March 31, 2001 were $22.3 million, as compared to $10 million for the comparable period in 2000. The increase of $12.3 million was due primarily to revenues generated from the business messaging market. The first quarter of 2001 reflect a full quarter of revenues associated with our acquisition of NetMoves made in February 2000, as well as revenues associated with our acquisition of STI on February 23, 2001. In addition, the first quarter of 2001 includes a full quarter of revenues generated from the sales of information technology products and the provision of local content and other Internet services associated with WORLD.com, which we commenced during the first quarter of 2000.

Business messaging revenues for the three months ended March 31, 2001 were $18.1 million as compared to $4.7 million for the comparable period of 2000. Business messaging revenues were derived from managed e-mail and groupware hosting services; services that protect corporate e-mail systems such as virus protection, spam control and content filtering services; message delivery services such as electronic data interchange or "EDI," telex, desktop fax, broadcast and production messaging services; and professional messaging services and support

Advertising network revenues for the first quarter of 2001 were $1.7 million as compared to $5.3 million in the first quarter of 2000. On March 30, 2001, we sold our advertising network to Net2Phone, Inc. Net2Phone paid us $3 million in cash at the closing and on April 13, 2001, received an additional $500,000 based upon the achievement of certain milestones by us. In connection with the sale the parties entered into a hosting agreement whereby we will receive payments for hosting the consumer mailboxes for a minimum of one year. We plan to transition the hosting of the consumer mailboxes to a third party provider in the near future.

Advertising network revenues were derived principally from the sale of banner advertisements. Other advertising revenue sources included up-front placement fees and promotions. The Company's advertising products consisted of banner advertisements that appeared on pages within the Company's properties, promotional sponsorships that were typically focused on a particular event and merchant buttons on targeted advertising inventory encouraging users to complete a transaction.

The Company also traded advertisements on its Web properties in exchange for advertisements on the Internet sites of other companies. Barter revenue, which is a component of advertising revenue, amounted to $563,000 and $46,000 for the three months ended March 31, 2001 and 2000. For the three months ended March 31, 2001 and 2000, barter expenses, which are a component of cost of revenues, were approximately $563,000 and $19,000, respectively.

OPERATING EXPENSES

Cost of Revenues

Cost of revenues for the three months ended March 31, 2001 was $21.0 million, as compared to $9.9 million for the comparable period in 2000. Cost of revenues consists primarily of costs incurred in the delivery and support of our facsimile services, including depreciation of equipment used in our computer systems, the cost of telecommunications services including local access charges, leased network backbone circuit costs and long distance domestic and international termination charges, and personnel costs associated with our systems, databases and graphics as well as our e-mail service. Cost of revenues also includes costs associated with licensing third party network software. In addition, we report the cost of barter trades, amortization of certain domain assets, and the cost of domain names that have been sold in cost of revenues. During the first quarter of 2000, we purchased and leased significant amounts of capital equipment for our computer systems to accommodate the current growth and in anticipation of the future growth in the number of e-mailboxes. As a result, depreciation expense increased significantly during the quarter ended March 31, 2001 as compared to 2000. Cost of revenues reflect a full quarter of costs associated with our acquisition of NetMoves made in February 2000, as well as costs associated with our acquisition of STI in February 2001. In addition, the first quarter of 2001 includes a full quarter of costs associated with WORLD.com, which we commenced during the first quarter of 2000. During the first quarter of 2001, barter expense was approximately $563,000 as compared to $19,000 during the comparable period in 2000. We anticipate that cost of revenues associated with our outsourced messaging business will increase.

Sales and Marketing Expenses

Sales and marketing expenses were $12.4 million for the three months ended March 31, 2001 as compared to $15 million for the comparable period in 2000. The $2.6 million decrease was primarily due to reductions in sales and marketing efforts associated with our advertising network business that was sold on March 30, 2001. Included in this category are costs related to salaries and commissions for sales, marketing, and business development personnel. Also included are costs associated with various advertising campaigns to build our brand. Previously, one of the primary components of sales and marketing expenses were customer acquisition costs related to our advertising network. Such costs were $1.4 million in the first quarter of 2000. We are no longer incurring such costs in 2001. An amendment to the CNET, Snap and NBC agreement signed during the second quarter of 1999 eliminated the monthly issuance of shares, but required us to issue the remaining shares under the contract simultaneously with our initial public offering in June 1999. The value of these shares ($18.1 million) is being amortized over the subsequent two-year period. We recorded approximately $2.3 million of amortization expense in connection with the issuance of these shares during each of the three-month periods ended March 31, 2001 and 2000, respectively. We also recorded approximately $0, and $111,000 in amortization of partner advances of shares to CNN for the quarters ended March 31, 2001 and 2000, respectively. As previously mentioned, during the first quarter of 2000, the Company expensed $3.3 million of deferred costs related to the AT&T warrants. Sales and marketing costs were also impacted during the first quarter of 2001 as we reflect a full quarter of costs associated with our acquisition of NetMoves made in February 2000, and well as costs associated with our acquisition of STI in February 2001. In addition, the first quarter of 2001 includes a full quarter of costs associated with WORLD.com, which we commenced during the first quarter of 2000. The first quarter of 2001 reflects a reduction in expenses, as compared to the first quarter of 2000, associated with our advertising network in anticipation of its sale that was completed on March 30, 2001. We anticipate that sales and marketing costs will decrease in the future

General and Administrative

General and administrative expenses were $11.8 million during the three months ended March 31, 2001 as compared to $8.7 million during the comparable period of 2000. The $3.1 million increase was attributable to increased personnel and related costs increased facilities costs and provision for doubtful accounts. At March 31, 2001, the number of employees was approximat1y 247, as compared to 735 at March 31, 2000. General and administrative expenses consist primarily of compensation and other employee costs including customer support and other corporate functions as well our provision for doubtful accounts and overhead expenses.

In addition, general and administrative expenses reflect a full quarter of costs associated with our acquisition of NetMoves made in February 2000, and well as costs associated with our acquisition of STI in February 2001. In addition, the first quarter of 2001 includes a full quarter of costs associated with WORLD.com, which we commenced during the first quarter of 2000. In connection with the Mauritius acquisition made during the first quarter of 2000, we incurred a $1.8 million charge related to the issuance of 104,347 shares of Class A common stock as compensation for services performed. We anticipate that general and administrative costs will continue to decrease in subsequent periods.

Product Development

Product development costs were $3.5 million for the three months ended March 31, 2001 as compared to $3.6 million in comparable period of 2000. Product development costs consist primarily of personnel and consultants' time and expense to research, conceptualize, and test product launches and enhancements to e-mail products and our partners' and our e-mail web site. Additionally, product development reflect a full quarter of costs associated with our acquisition of NetMoves made in February 2000, and well as costs associated with our acquisition of STI in February 2001. In addition, the first quarter of 2001 includes a full quarter of costs associated with WORLD.com, which we commenced during the first quarter of 2000. The first quarter of 2001 reflects a reduction in expenses, as compared to the first quarter of 2000, associated with our advertising network in anticipation of its sale that was completed on March 30, 2001. We anticipate that product development costs will remain steady in future periods.

Amortization of Goodwill and Other Intangible Assets and Write-off of Acquired In-Process Technology

Goodwill represents the excess of the purchase price over the fair market value of the net assets acquired and is being amortized over a 3 to 10 year period. Amortization of goodwill and other intangible assets for the three months ended March 31, 2001 was $15.8 million. Amortization of goodwill and other intangible assets for the three months ended March 31, 2000 was $7.8 million. The write-off of acquired in-process technology in connection with our acquisition of NetMoves was $7.7 million for the three months ended March 31, 2000.

Restructuring Charges

During the first quarter of 2001, we recorded a restructuring charge of $54.4 million in accordance with the provisions of EITF 94-3, and Staff Accounting Bulletin 100. Our restructuring initiatives are related to our strategic decisions to exit the consumer messaging business and to focus on the Company's outsourced messaging business. The restructuring program includes an incremental reduction in the workforce of approximately 100 employees. Asset disposals of $52.5 million reflect write-downs of goodwill and other intangible assets of $43.9 million in connection with management's decision to sell its Asian based business unit, the majority of which related to its portal business (see Note
2), and a write-down of $8.6 million of fixed assets and other assets.

The following sets forth the activity in the Company's restructuring reserve (in thousands):


                                            Beginning             Current year-         Current year-         Ending
                                            balance               provision             utilization           balance
                                            -------               -------               -------               -------
Employee termination benefits               $   559               $ 1,797               $ 1,791               $   565
Lease abandonments ..........                 3,136                   153                    95                 3,194
Asset disposals .............                    --                52,467                52,467                    --
Other exit costs ............                   353                     2                   163                   192
                                            -------               -------               -------               -------
                                            $ 4,048               $54,419               $54,516               $ 3,951
                                            =======               =======               =======               =======


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

The e-mail addresses for many of the domains were sold to Net2Phone as part of the sale of the advertising network. As a result of this and eroding market conditions, management determined that the carrying value of many of these domains were impaired and recorded an impairment charge of $3.6 million to reduce the carrying value of these assets to anticipated values to be received from a third party.

Sale of Advertising Network

This represents a $2.3 million loss attributable to the sale of our advertising network which was sold on March 30, 2001.

Other Income (Expense), Net

Interest income for the three months ended March 31, 2001 was $344,000 as compared to $1.8 million during the comparable period of 2000. The decrease was due to lower cash balances.

Interest expense was $3.2 million for the three months ended March 31, 2001 as compared to $1.8 million in the comparable period of 2000. The increase was primarily due to interest related to our convertible note offering as well as new capital lease obligations. Most of our computer equipment purchases were financed under capital leases.

As indicated above, management performs on-going business reviews and, based on quantitative and qualitative measures, assesses the need to record impairment losses on its investments when impairment indicators are present. Management determined that the decline in value of its cost investment in BulletN.net was other-than-temporary and recorded an impairment charge of $2.6 million for the quarter ended March 31, 2001. Additionally we recorded an impairment charge of $59,000 relating to our investment in 3Cube, as management determined that the decline in the value of its investment was other-than-temporary.

Extending Gain on Conversion of Convertible Notes

Liquidity and Capital Resources

Since our inception, we have obtained financing through private placements of convertible debt and equity securities, equipment leases, our initial public offering including the exercise of the over-allotment option and through a convertible debt offering.

On January 8, 2001, we received approximately $10.26 million relating to our issuing 10% Senior Convertible Notes due on January 8, 2006.

On February 23, 2001, we completed the acquisition of STI. In January 2001, STI acquired from AT&T Corp. its EasyLink Services business ("EasyLink Services"). See Acquisition, Investments and Divestitures above for additional details.

On February 14, 2001, we announced that we entered into a bridge funding and amendment agreement that would allow us to borrow up to $5 million from our majority-owned subsidiary India.com pursuant to a bridge note. As of March 31, 2001, we borrowed $4 million against this agreement.

On March 19, 2001, we completed the issuance of $3.9 million principal amount of 10% Senior Convertible Notes due January 8, 2006.

On March 20, 2001, we completed the private placement of 3,000,000 shares of our Class A common stock to a private investor for an aggregate price of $3 million.

During the first quarter of 2001, we took additional actions to further reduce our cash burn. These actions included additional staff layoffs in some of our businesses as well as the anticipated completion of the sale of certain of our businesses. Accordingly, we incurred additional restructuring and impairment charges to reduce the value of certain of our acquisitions and investments. This is due to the continuous and prolonged decline in valuations of Chinese and U.S. business and consumer portals, including revenue multiples, as well as the lack of capital funding available to Internet-related businesses in order to fund their operating losses, and continual investments that their management teams believe are necessary to sustain operations. Such charges amounted to $54.4 million, of which less than $2 million was cash charges. Most of these charges covered additional write-downs of tangible and intangible assets and the carrying value of certain investments.

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

On March 30, 2001, we sold our advertising network to Net2Phone, Inc. who paid us $3 million in cash at the closing and paid us an additional $500,000 in April 2001 based upon the achievement of certain milestones by us. In connection with the sale the parties entered into a hosting agreement whereby we will receive payments for hosting the consumer mailboxes for a minimum of one year. We plan to transition the hosting of these consumer mailboxes to a third party provider in the near future for which we will make payments.

In January 2000, we received net proceeds of $96.1 million from our convertible debt offering. We also financed the majority of our capital expenditures through lease lines.

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

Under terms of the Master Lease Agreement, we have the option to purchase the equipment at the then fair market value of the equipment at lease expiration. In December 2000, GATX reduced the $12 million line to $10.4 million. The amount that was outstanding at March 31, 2001 was $8.7 million.

On March 31, 2000, we entered into a $2 million Master Lease Agreement with Leasing Technologies International, Inc ("Leasing Technologies"). The lease line provides for the lease of new computers, office automation and other equipment. Terms of individual leases signed under the Master Lease Agreement call for a 36-month lease term, rent payable monthly in advance. The effective interest rate is 14.7% and is adjustable based on prime. In addition, a security deposit equal to one months rent is payable at individual lease inception. In December 2000, Leasing Technologies reduced the $2 million line to $1.2 million. The amount that was outstanding at March 31, 2001 was $942,000.

Under terms of the Master Lease Agreement at the end of the lease term, the Company has the option to either purchase, return the equipment, or extend the lease term by twelve months, at a set percent of the original price. In the latter case, the lease terms provide for a discounted monthly rental and a bargain purchase option at the expiration of the twelve-month extension.

Net cash provided by operating activities was $10.8 million for the three months ended March 31, 2001, and net cash used in operating activities was $17.6 million for the three months ended March 31, 2000. Cash provided by operating activities was impacted by the net loss from operations and the extraordinary gain on the conversion of convertible notes, offset by non-cash charges principally related to the amortization of partner advances, depreciation and amortization of fixed assets, amortization of goodwill and other intangible assets, proceeds from the sales and maturities of marketable securities, the provision for restructuring and impairments, and changes in operating assets and liabilities. In 2000, cash used in operating activities was impacted by the net loss from operations and changes in operating assets and liabilities, offset in part by the write-off of in-process technology, non-cash charges related to partner agreements, depreciation and amortization of fixed assets and intangible assets.

Net cash used in investing activities was $18.4 million for the three months ended March 31, 2001 and $1.2 million for the three months ended March 31, 2000. In 2001, net cash used in investing activities consisted primarily of purchases of property and equipment, and cash paid for acquisitions. In 2000, net cash used in investing activities was impacted by purchases of property and equipment the increase in notes receivable partially offset by the net cash received from acquisitions.

Net cash provided by financing activities was $16.7 million for the three months ended March 31, 2001 and $94.9 million for the three months ended March 31, 2000. During the first quarter of 2001, we received $14.1 million from the issuance of senior convertible notes, $3.0 million from the sale of our advertising network and $3.0 million from the issuance of our Class A Common Stock. During the first quarter of 2000, we received $96.1 million from the issuance of convertible notes.

At March 31, 2001, the Company maintained approximately $1.7 million in letters of credit ("LC") with various parties. One LC approximating $1.1 million, including reinvested interest, is with a bank to secure obligations under an office space lease. The LC expires on January 31, 2002 and will automatically renew for an additional periods of one year but not beyond January 31, 2006. The bank may choose not to extend the LC by notifying the Company not less than 30 days but not more than 60 days prior to an expiry date. The Company is required to maintain a $1 million balance on deposit with the bank in an interest bearing account, which is included in restricted investments in the accompanying consolidated balance sheet. The other LC's, which also require a cash deposit, are related to the leasing of telecommunications equipment and for consulting services. Through March 31, 2001, there were no drawings under the LC.

At March 31, 2001, we had $16.6 million of cash and cash equivalents and $21,000 of marketable securities. Our principal commitments consist of subordinated convertible notes, senior convertible notes, notes payable, obligations under capital leases, domain asset purchase obligations, accounts payable and other current obligations and commitments for capital expenditures. For the year ended December 31, 2000, we received a report from our independent accountants containing an explanatory paragraph stating that we suffered recurring losses from operations since inception and have a working capital deficiency that raise substantial doubt about our ability to continue as a going concern. We incurred a net loss of $68.6 million during the quarter ended March 31, 2001, and have an accumulated deficit of $375.7 million as of March 31, 2001. We believe that we will need additional financing to meet cash requirements and the availability of such financing when needed, on terms acceptable to us, or if at all, is uncertain. If we are unable to raise additional financing or generate sufficient cash flow, we may be unable to continue as a going concern.

Our unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. We believe our ability to continue as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to obtain additional financing or refinancing as may be required, and ultimately to achieve profitable operations. During the first quarter of 2001, we raised $16.9 million through the sale of senior debt securities and common equity. We also acquired STI and EasyLink Services, requiring a cash outlay of $16 million. Management believes that this acquisition significantly enhances the scale of our customer base and global network. Management has implemented internal actions to improve our operations and liquidity including a reduction of our workforce, closure of some of our businesses operating with negative cash flows, and we sold our advertising network for $3 million. On May 8, 2001, we announced that our majority owned subsidiary Asia.com sold its business to an investor group which paid $1.5 million in cash and assumed Asia.com liabilities of approximately $1.5 million. After satisfaction of other Asia.com liabilities and pro rata distributions to other minority investors in Asia.com, we expect that a majority of the proceeds from the sale will be available for distribution to us. Management is in the process of further reducing operating costs, increasing our sales efforts with a new combined sales force and seeking financing that is acceptable to us.

Sales of additional equity securities could result in additional dilution to our stockholders. In addition, on an ongoing basis, we continue to evaluate potential acquisitions to complement our business messaging services. In order to complete these potential acquisitions, we may need additional equity or debt financing in the future.

In addition, we previously announced that we will seek to sell all assets not related to our core outsourced messaging business, including our India.com, Inc. subsidiary, and our portfolio of domain names. No assurance can be given that the company will be successful in selling India.com, Inc. or these domain names or as to the timing of such sales or otherwise raising the amount of capital needed to fund our operations. The proceeds from the sale of these assets may not supply enough cash to fund our operations, and we may experience delays in the completion of these sales or receiving or converting into cash the consideration received in these sales.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. During June 1999, SFAS No. 137 was issued which delayed the effective date of SFAS No. 133. SFAS No. 137 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company's adoption of this statement in the first quarter of 2001 did not have a significant impact on the Company's financial statements as it does not currently use derivative instruments or hedging activities.


ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

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

         We have only a limited operating history upon which you can evaluate our business and our prospects. We have offered a commercial email service since November 1996 under the name iName. We changed our company name to Mail.com, Inc. in January 1999. In February 2000, we acquired NetMoves Corporation, a provider of a variety of Internet message delivery services to businesses. In March 2000, we formed WORLD.com to develop and operate our domain name properties as independent Web sites. In the fourth quarter of 2000, we announced our intention to focus exclusively on our outsourced messaging business and to sell all assets not related to this business. In February 2001, we acquired Swift Telecommunications, Inc. which had contemporaneously acquired the EasyLink Services business from AT&T Corp. The EasyLink Services business is a provider of outsourced e-mail services and of message delivery services such as electronic data interchange or EDI, fax and telex services. Swift is a provider of telex services. On March 30, 2001, we announced that we had sold our advertising network business to Net2Phone, Inc. and on May 8, 2001 we announced that our Asia.com, Inc. subsidiary had sold its business. Our success will depend in part upon our ability to maintain or expand our sales of message delivery services such as EDI and fax services to enterprises, the development of a viable market for fee-based e-mail and groupware services on an outsourced basis, our ability to compete successfully in those markets and our ability to successfully sell our non-core assets on favorable terms. For the reasons discussed in more detail below, there are substantial obstacles to our achieving and sustaining profitability.

We Have Incurred Losses Since Inception and Expect to Incur Substantial Losses in the Future.

         We have generated only limited revenues to date. We have not achieved profitability in any period, and we may not be able to achieve or sustain profitability. We incurred a net loss of $68.6 million for the first quarter of 2001 and $229.5 million for the year ended December 31, 2000. We had an accumulated deficit of $375.7 million as of March 31, 2001. We expect to continue to incur substantial net losses and negative operating cash flow for the foreseeable future. We intend to expand our sales and marketing operations, upgrade and enhance our technology, continue our international expansion, and improve and expand our management information and other internal systems. We intend to continue to make strategic acquisitions and investments, which may result in significant amortization of goodwill and other expenses. We are making these expenditures in anticipation of higher revenues, but there will be a delay in realizing higher revenues even if we are successful. If we do not succeed in substantially increasing our revenues or integrating the EasyLink Services and Swift businesses with our historical business, our losses will continue indefinitely and will increase.

If We Are Unable to Raise Necessary Capital in the Future, We May Be Unable to Fund Necessary Expenditures.

         We anticipate the need to raise additional capital in the near future. See Part I. Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources. At March 31, 2001, we had $16.6 million of cash and cash equivalents and $21,000 of marketable securities. Our principal commitments consist of subordinated convertible notes, senior convertible notes, notes payable, obligations under capital leases, domain asset purchase obligations, accounts payable and other current obligations and commitments for capital expenditures. For the year ended December 31, 2000, we received a report from our independent accountants containing an explanatory paragraph stating that we suffered recurring losses from operations since inception and have a working capital deficiency that raise substantial doubt about our ability to continue as a going concern. We believe that we will need additional financing to meet cash requirements for our operations, and the availability of such financing when needed, on terms acceptable to us, or if at all, is uncertain. If we are unable to raise additional financing or generate sufficient cash flow, we may be unable to continue as a going concern.

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

         We recently announced our intention to sell all of our non-core assets, including our advertising network business, our Asia.com, Inc. and India.com, Inc. subsidiaries and our portfolio of Internet domain names. On March 30, 2001, we completed the sale of our advertising network business to Net2Phone. On May 3, 2001, our Asia.com, Inc. subsidiary completed the sale of its business. We cannot assure you that we will be able to sell all or any of our remaining non-core assets on favorable terms or at all. We also cannot assure you as to the timing or the terms and conditions of the sale of any of these assets or the form or amount of consideration (if any) that may be received. The realizable value of these assets may ultimately prove to be less than the carrying value currently reflected in our consolidated financial statements. Moreover, if the sales are not successfully completed, the market price of our common stock may decline to the extent that the current market price reflects a market assumption that such sales will be successfully completed. To the extent that we receive non-cash consideration in any of these sales, we may not be able to liquidate this consideration or otherwise turn it into cash for a period of time after we receive it or at all.

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

We May Be Unable to Successfully Integrate the EasyLink Services Business Acquired From AT&T.

         On February 23, 2001, we completed the acquisition of Swift Telecommunications, Inc. which had contemporaneously acquired the EasyLink Services business of AT&T Corp. The EasyLink Services business acquired from AT&T provides a variety of messaging services such as e-mail, EDI, fax and telex services. This business was a division of AT&T and was not a separate independent operating entity. We hired only a portion of the employees of the business. The messaging network for this business resides on AT&T's managed network and is being operated and maintained for EasyLink Services by AT&T pursuant to a Transition Services Agreement. In addition, AT&T will continue to provide a variety of business and administrative functions for the business. We plans to migrate off the AT&T network to the EasyLink Services network and to assume responsibility for these other functions over the next two years.

         Under the Transition Services Agreement, we are purchasing a variety of services from AT&T to enable us to continue to operate the business pending the transition to EasyLink Services. See Part I. Item 1. Business -- Transition Services Agreement and Master Carrier Agreement with AT&T Corp. -- in our Form 10-K for the year ended December 31, 2000 filed on April 2, 2001.

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

We Have Incurred Significant Indebtedness For Money Borrowed.

         As of March 31, 2001, we had approximately $139 million principal amount of outstanding indebtedness for borrowed money and capital leases. We may incur substantial additional indebtedness in the future. The level of our indebtedness, among other things, could (1) make it difficult for us to make payments on our indebtedness, (2) make it difficult to obtain any necessary financing in the future for working capital, capital expenditures, debt service requirements or other purposes, (3) limit our flexibility in planning for, or reacting to changes in, our business, and (4) make us more vulnerable in the event of a downturn in our business.

We May Be Unable to Pay Debt Service on Our Indebtedness for Money Borrowed and Other Obligations.

         We had an operating loss and negative cash flow during the fourth quarter of 2000 and for the year ended December 31, 2000 and expect to incur substantial losses and negative cash flows for the foreseeable future. In addition, we have a substantial amount of outstanding accounts payable and other obligations. Accordingly, cash generated by our operations would have been insufficient to pay the amount of interest payable annually on our outstanding indebtedness or to pay our other obligations. We cannot assure you that we will be able to pay interest and other amounts due on our outstanding indebtedness, or our other obligations, on the scheduled dates or at all. If our cash flow and cash balances are inadequate to meet our obligations, we could face substantial liquidity problems. We cannot assure you that the proposed sale of our remaining non-core assets will not negatively impact our cash flow available to service our debt. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments, or if we otherwise fail to comply with any covenants in our indebtedness, we would be in default under these obligations, which would permit these lenders to accelerate the maturity of the obligations and could cause defaults under our indebtedness. Any such default could have a material adverse effect on our business, results of operations and financial condition. We cannot assure you that we would be able to repay amounts due on our indebtedness if payment of the indebtedness were accelerated following the occurrence of an event of default under, or certain other events specified in, the indenture for the convertible notes, including any deemed sale of all or substantially all of our assets.

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

         The following are among the factors that could cause significant fluctuations in our operating results:

         o incurrence of other cash and non-cash accounting charges, including charges resulting from acquisitions or dispositions of assets, including from the disposition of non-core assets such as our Asia.com and India.com subsidiaries, and write-downs of impaired assets;

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


We Expect Significant Stock Based Compensation Charges Related to Repriced Options.

         In light of the decline in our stock price and in an effort to retain our employee base, on November 14, 2000, the Company offered to certain of its employees, officers and directors, other than Gerald Gorman, the right to reprice certain outstanding stock options to an exercise price equal to the closing price of the Company's Class A common stock on NASDAQ on November 14, 2000. Options to purchase 6,327,986 shares were repriced. The repriced options vest at the same rate that they would have vested under their original terms except that shares issuable upon exercise of these options may not be sold until after November 14, 2001. In March 2000, Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25" ("Interpretation"). Among other issues, this Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. As a result, under the Interpretation, stock options repriced after December 15, 1998 are subject to variable plan accounting treatment. This guidance requires the Company to remeasure compensation cost for outstanding repriced options each reporting period based on changes in the market value of the underlying common stock. Depending upon movements in the market value of the Company's common stock, this accounting treatment may result in significant non-cash compensation charges in future periods.

Several of Our Competitors Have Substantially Greater Resources, Longer Operating Histories, Larger Customer Bases and Broader Product Offerings.

         Our business is, and we believe will continue to be, intensely competitive. See "Part I Item 1- Business -Competition in our Form 10-K for the year ended December 31, 2000 filed on April 2, 2001."

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

Our Computer Systems May Fail and Interrupt Our Service.

         Our customers have in the past experienced interruptions in our services. We believe that these interruptions will continue to occur from time to time. These interruptions are due to hardware failures, unsolicited bulk emails that overload our system and other computer system failures. In particular, we have experienced outages and delays in email delivery and access to our email service related to disk failures, the implementation of changes to our computer system, insufficient storage capacity and other problems. These failures have resulted and may continue to result in significant disruptions to our service. Although we plan to install backup computers and implement procedures to reduce the impact of future malfunctions in these systems, the presence of these and other single points of failure in our network increases the risk of service interruptions. Some aspects of our computer systems are not redundant. These include our database system and our email storage system, which stores emails and other data. In addition, substantially all of our computer and communications systems relating to our email services other than the systems located and operated by AT&T Corp. under our Transition Services Agreement with them are currently located in our primary data centers in Manhattan, Edison, New Jersey and Dayton, Ohio. We currently do not have alternate sites from which we could conduct these operations in the event of a disaster. Our computer and communications hardware is vulnerable to damage or interruption from fire, flood, earthquake, power loss, telecommunications failure and similar events. Our services would be suspended for a significant period of time if any of our primary data centers was severely damaged or destroyed. We might also lose stored emails and other customer files, causing significant customer dissatisfaction and possibly giving rise to claims for monetary damages.

Our Services Will Become Less Desirable or Obsolete if We Are Unable To Keep Up with the Rapid Changes Characteristic of Our Business.

         Our success will depend on our ability to enhance our existing services and to introduce new services in order to adapt to rapidly changing technologies, industry standards and customer demands. To compete successfully, we will have to accurately anticipate changes in business and consumer demand and add new features to our services very rapidly. We also have to regularly upgrade our software to ensure that it remains compatible with the wide and changing variety of Web browsers and other software used by our customers. We may not be able to integrate the necessary technology into our computer systems on a timely basis or without degrading the performance of our existing services. We cannot be sure that, once integrated, new technology will function as expected. Delays in introducing effective new services could cause existing and potential customers to forego use of our services and to use instead those of our competitors.

Our Business Will Suffer if We Are Unable to Provide Adequate Security for Our Service, or if Our Service Is Impaired By Security Measures Imposed by Third Parties.

         Security is a critical issue for any outsourced messaging service, and presents a number of challenges for us.

         If we are unable to maintain the security of our service, our reputation and our ability to attract and retain customers may suffer, and we may be exposed to liability. Third parties may attempt to breach our security or that of our customers whose networks we may maintain or for whom we provide services. If they are successful, they could obtain information that is sensitive or confidential to a customer or otherwise disrupt a customer's operations or obtain confidential information, including our customer's profiles, passwords, financial account information, credit card numbers, stored email or other personal or business information. Our customers or their employees may assert claims for money damages for any breach in our security and any breach could harm our reputation.

         Our computers are vulnerable to computer viruses, physical or electronic break-ins and similar incursions, which could lead to interruptions, delays or loss of data. We expect to expend significant capital and other resources to license or create encryption and other technologies to protect against security breaches or to alleviate problems caused by any breach. Nevertheless, these measures may prove ineffective. Our failure to prevent security breaches may expose us to liability and may adversely affect our ability to attract and retain customers and develop our business market.

         Security measures taken by others may interfere with the efficient operation of our service, which may harm our reputation, adversely impact our ability to attract and retain customers. "Firewalls" and similar network security software employed by many ISPs, employers and schools can interfere with the operation of our services.

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

         Our business depends on the effectiveness of the Internet as a means of transmitting data. The recent growth in the use of the Internet has caused frequent interruptions and delays in accessing and transmitting data over the Internet. Any deterioration in the performance of the Internet as a whole could undermine the benefits of our services. Therefore, our success depends on improvements being made to the entire Internet infrastructure to alleviate overloading and congestion. We also depend on telecommunications network suppliers such as AT&T Corp., Worldcom, MFS, BBN Planet and UUNET for a variety of telecommunications and Internet services.

         Pending the transition of the network and operations for the EasyLink Services business acquired from AT&T, we are dependent on the services being provided to us under our Transition Services Agreement with AT&T. See "Risk Factors - We May Be Unable to Successfully Integrate the EasyLink Services Business Acquired From AT&T." above and "Item 1. Business - Technology" in our Form 10-K for the year ended December 31, 2000 filed on April 2, 2001.

Gerald Gorman Controls EasyLink and Will Be Able to Prevent A Change of Control.

         Gerald Gorman, our Chairman, beneficially owned as of April 30, 2001 Class A and Class B common stock representing approximately 57% of the voting power of our outstanding common stock. Each share of Class B common stock entitles the holder to 10 votes on any matter submitted to the stockholders. As a result of his share ownership, Mr. Gorman will be able to determine the outcome of all matters requiring stockholder approval, including the election of directors, amendment of our charter and approval of significant corporate transactions. Mr. Gorman will be in a position to prevent a change in control of EasyLink even if the other stockholders were in favor of the transaction.

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

         Our charter contains provisions that could deter or make more expensive a takeover of EasyLink. These provisions include the ability to issue "blank check" preferred stock without stockholder approval.

Our Goal of Building Brand Identity Is Likely to Be Difficult and Expensive.

         We announced on April 2, 2001 that we have changed our corporate name to EasyLink Services Corporation to more accurately reflect the strengths, relationships and solutions that we offer. We believe that a quality brand identity will be essential if we are to develop our business services market. We do not have experience with some of the types of marketing that we are currently using. If our marketing efforts cost more than anticipated or if we cannot increase our brand awareness, our losses will increase and our ability to succeed will be seriously impeded.

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

         Moreover, the extent to which existing laws relating to issues such as property ownership, pornography, libel and personal privacy are applicable to the Internet is uncertain. We could face liability for defamation, copyright, patent or trademark infringement and other claims based on the content of the email or fax transmitted over our system. We may also face liability for unsolicited commercial and other email and fax messages sent by users of our services. We do not and cannot screen all the content generated and received by users of our services. Some foreign governments, such as Germany, have enforced laws and regulations related to content distributed over the Internet that are more strict than those currently in place in the United States. We may be subject to legal proceedings and damage claims if we are found to have violated laws relating to email content.

         A majority of our services are currently classified by the FCC as "information services," and therefore are exempt from public utility regulation. To the extent that we are permitted to offer all of our services as a single "bundle of interrelated products," then the whole bundle is currently exempt from regulation as a "hybrid service." If considered independent of the bundle, however, our fax-to-fax services, when conducted over circuit-switched network lines, and our telex services, qualify as "telecommunications services," and would thus be subject to federal regulation. Moreover, while the FCC has until now exercised forebearance in regulating IP communications, it has indicated that it might regulate certain IP communications as "telecommunications services" in the future. There can be no assurance that the FCC will not change its regulatory classification system and thereby subject us to unexpected and burdensome additional regulation. In addition, a variety of states regulate certain of our services when provided on an instrastate basis.

         We obtained authorizations from the FCC to provide such telecommunications services in conjunction with our acquisition of these telecommunications services from Netmoves, and are classified as a "non-dominant interexchange carrier." While the FCC has generally chosen not to exercise its statutory power to closely regulate the charges or practices of non-dominant carriers, it will act upon complaints against such carriers for failure to comply with statutory obligations or with the FCC's rules, regulations and policies - to the extent that such services are, in the FCC's view, subject to regulation.

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

Our Intellectual Property Rights Are Critical to Our Success, But May Be Difficult to Protect.

         We regard our copyrights, service marks, trademarks, trade secrets, domain names and similar intellectual property as critical to our success. We rely on trademark and copyright law, trade secret protection and confidentiality and/or license agreements with our employees, customers, strategic partners and others to protect our proprietary rights. Despite our precautions, unauthorized third parties may improperly obtain and use information that we regard as proprietary. Third parties may submit false registration data attempting to transfer key domain names to their control. Our failure to pay annual registration fees for key domain names may result in the loss of these domains to third parties. Third parties have challenged our rights to use some of our domain names, and we expect that they will continue to do so, which may affect the value that we can derive from the planned disposition of the domain names included among our non-core assets.

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

         We have been and may continue to be subject to legal proceedings and claims from time to time in the ordinary course of our business, including claims related to the use of our domain names and claims of alleged infringement of the trademarks and other intellectual property rights of third parties. Third parties have challenged our rights to register and use some of our domain names based on trademark principles and on the recently enacted Anticybersquatting Consumer Protection Act. If domain names become more valuable to businesses and other persons, we expect that third parties will continue to challenge some of our domain names and that the number of these challenges may increase. In addition, the existing or future laws of some countries, in particular countries in Europe, may limit or prohibit the use in those countries or elsewhere of some of our geographic names that contain the names of a city in those countries or the name of those countries. Intellectual property litigation is expensive and time-consuming and could divert management's attention away from running our business. These claims and the potential for such claims may reduce the value that we can expect to receive from the disposition of our domain names.

A Substantial Amount of Our Common Stock May Come onto the Market in the Future, Which Could Depress Our Stock Price.

         Sales of a substantial number of shares of our common stock in the public market could cause the market price of our Class A common stock to decline. As of April 30, 2001, we had an aggregate of 87,501,766 shares of Class A and Class B common stock outstanding. In addition, we are obligated to issue an additional 1,000,000 shares of our Class A common stock subject to certain conditions if the closing price of our Class A common stock has not traded at or above $10 per share for five consecutive days. As of April 30, we had options to purchase approximately 12.7 million shares of Class A common stock outstanding. As of April 30, 2001, we had warrants to purchase 1,071,233 shares of Class A common stock outstanding. As of April 30, 2001, after giving effect to our recent note exchanges and senior note issuances, we had approximately 30,798,598 shares of Class A common stock issuable upon conversion of outstanding senior convertible notes at exercise prices ranging from $1 per share to $1.75 per share and up to an additional 7,699,649 shares of Class A common stock issuable over five years in payment of a portion of the interest on such senior notes. In addition, we had 1,271,504 shares of Class A common stock issuable upon conversion of our remaining outstanding 7% Convertible Subordinated Notes due 2005 at an exercise price of $18.95 per share. In addition, the holders of Series A Preferred Stock of our India.com subsidiary have the right during the 60 day period commencing December 31, 2000 to exchange such preferred stock for shares of our Class A common stock based on the original purchase price of such stock, which in the aggregate was $14.25 million, divided by the closing price of our Class A common stock around December 31, 2001. Under the original exchange agreement, the exchange price was subject to a floor of $4.50. In consideration of a $5 million bridge funding arrangement provided to us by India.com during the first quarter of 2001, the exchange price floor was initially reduced to $3.00 and is subject to further reduction to $1.25 for the percentage of shares of Series A preferred stock equal to the percentage of the India.com bridge loan drawn down. As of April 30, 2001, 2001, 80% of the $5 million bridge loan has been drawn down. If the full amount of the India.com bridge loan is drawn down, and all of the shares of preferred stock are exchanged and the closing price of our Class A common stock around December 31, 2001 is $1.25 per share or less, then we would be obligated to issue 10,961,538 shares of Class A common stock.

         As of April 30, 2001, approximately 58,197,428 shares of Class A common stock and Class B common stock were freely tradable, in some cases subject to the volume and manner of sale limitations contained in Rule 144. As of such date, approximately 29,304,338 shares of Class A common stock will become available for sale at various later dates upon the expiration of one-year holding periods or upon the expiration of any other applicable restrictions on resale. We are likely to issue large amounts of additional Class A common stock, which may also be sold and which could adversely affect the price of our stock.

         As of April 30, 2001, the holders of approximately 28,474,756 shares of outstanding Class A common stock and the holders of approximately 51,731,289 shares of Class A common stock issuable upon conversion of our outstanding senior or subordinated convertible notes, issuable in payment of interest over the next five years on our senior convertible notes, issuable upon exercise of the exchange right held by holders of India.com preferred stock and issuable upon exercise of the warrants issued to India.com, had the right, subject to various conditions, to require us to file registration statements covering their shares, or to include their shares in registration statements that we may file for ourselves or for other stockholders. By exercising their registration rights and selling a large number of shares, these holders could cause the price of the Class A common stock to fall. An undetermined number of these shares have been sold publicly pursuant to Rule 144.

Our Class A Common Stock May Be Subject to Delisting from the Nasdaq National Market.

         Our Class A common stock faces potential delisting from the Nasdaq National Market which could hurt the liquidity of our Class A common stock. We may be unable to comply with the standards for continued listing on the Nasdaq National Market. These standards require, among other things, that our Class A common stock have a minimum bid price of $1 and state that a deficiency shall exist if such minimum bid price remains below $1 for a period of thirty consecutive business days. In addition, if our stock price is below $5 per share, we must maintain minimum net tangible assets of at least $4 million. In lieu of the minimum net tangible assets requirement, under a proposed Nasdaq rule currently in effect under a "pilot program" until July 1, 2001, we may instead comply with a $10 million total stockholders' equity requirement. We cannot assure you that the proposed rule will be adopted or that the pilot program will be extended if the proposed rule is not adopted by July 1, 2001. The minimum bid price of our stock has been below $1 during various periods during the fourth quarter of 2000 and the first quarter of 2001 and has been below $1 during the period from March 14, 2001 through March 31, 2001. In addition, as of December 31, 2000, the company did not have a minimum tangible net assets of $4 million. We received a notice from NASDAQ advising us that if we do not demonstrate compliance with the $1 minimum bid requirement for at least 10 consecutive trading days, or a longer period as determined by Nasdaq, on or before July 23, 2001, our Class A common stock will be delisted. In this event, we would be entitled to appeal the determination of the staff of Nasdaq. No assurance can be given that such an appeal, if taken, would be successful. If our common stock were to be delisted from trading on the Nasdaq National Market and were neither re-listed thereon nor listed for trading on the Nasdaq Small Cap Market or other recognized securities exchange, trading, if any, in the Class A common stock may continue to be conducted on the OTC Bulletin Board or in the non-Nasdaq over-the-counter market. Delisting would result in limited release of the market price of the Class A common stock and limited news coverage of EasyLink Services and could restrict investors' interest in our Class A common stock and materially adversely affect the trading market and prices for our Class A common stock and our ability to issue additional securities or to secure additional financing.

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

WE INTEND TO SELL OUR INDIA.COM, INC. SUBSIDIARY AND OUR PORTFOLIO OF DOMAIN NAMES. UNTIL A SALE OR OTHER DISPOSITION IS COMPLETED, THE FOLLOWING SPECIAL RISKS WILL CONTINUE TO APPLY TO THESE OPERATIONS:

The Limited Installed Personal Computer Base and High Cost of Accessing the Internet in India Limits the Pool of Potential Customers for India.Com.

         The market penetration rates of personal computers and on-line access in India are far lower than such rates in the United States. Alternate methods of obtaining access to the Internet, such as through cable television modems or set-top boxes for televisions, are currently unavailable in India. There can be no assurance that the number or penetration rate of personal computers in India will increase rapidly or at all or that alternate means of accessing the Internet will develop and become widely available in India.

         Our growth is limited by the cost to Indian consumers of obtaining the hardware, software and communications links necessary to connect to the Internet in India. If the overall costs required to access the Internet do not significantly decrease, most of India's population will not be able to afford to use our services. The failure of a significant number of additional Indian consumers to obtain affordable access to the Internet would make it very difficult to execute our business plan.

We Are Relying on Electronic Commerce as a Significant Part of India.com's Future Revenue, but the Internet Has Not Yet Been Proven as an Effective Commerce Medium in India.

         India.com's revenue growth depends in part on the increasing acceptance and use of electronic commerce in India. The Internet may not become a viable commercial marketplace in India for various reasons, many of which are beyond our control, including:

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

Underdeveloped Telecommunications Infrastructure and Unclear Telecommunications Regulations Have Limited and May Continue to Limit the Growth of the Internet Market in India.

The telecommunications infrastructure in India is not well developed. The underdeveloped Internet infrastructure in India has limited the growth of Internet usage there. If the necessary Internet infrastructure is not developed, or is not developed on a timely basis, future growth of the Internet in India will be limited and our business could be harmed.

Our India.Com Business May Be Adversely Affected by Indian Government Regulation of Internet Companies.

         India has recently begun to regulate its Internet sector by making pronouncements or enacting regulations regarding various Internet activities in India and the legality of foreign investment in the Indian Internet sector. There are substantial uncertainties regarding the proper interpretation of current and future Indian Internet laws and regulations.

         The Indian government is attempting to liberalize this sector and has enacted or is currently considering enacting new legislation in that regard. For example, Press Note No. 7 (2000 series) dated July 14, 2000, permits 100% foreign investment in business-to-business e-commerce companies, subject to the condition that "such investing companies" divest 26% of their equity in favor of the Indian public in five years, if "these companies" are listed in other parts of the world. It remains unclear as to whether the referenced listing is of the Indian subsidiary or of the investor company. For retail e-commerce companies, 51% foreign equity investment is permitted. Press Note No. 8 (2000 series) dated August 29, 2000, removes the earlier restriction on automatic approvals in cases where a foreign investor had a previous or existing joint venture or technology transfer/trademark agreements in the same or allied field in India for all proposals relating to information technology.

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

         The interpretation and application of existing Indian laws and regulations and the possible new laws or regulations have created substantial uncertainties regarding the legality of existing and future foreign investments in, and the businesses and activities of, Indian Internet businesses, including our India.com business. Accordingly, it is possible that the relevant Indian authorities could, at any time, assert that any portion or all of India.com's existing or future ownership structure and businesses violates Indian laws and regulations. It is also possible that the new laws or regulations governing the Indian Internet sector that may be adopted in the future will prohibit or restrict foreign investment in, or other aspects of, any of India.com's current or proposed businesses and operations. In addition, these new laws and regulations may be retroactively applied to India.com.

         If India.com or any of its Indian-based subsidiaries is found to be in violation of any existing or future Indian laws or regulations, the relevant Indian authorities would have broad discretion in dealing with such a violation, including, without limitation, the following:

         o        levying fines;

         o        revoking our business license;

         o requiring us to restructure our ownership structure or operations; and

         o requiring us to discontinue any portion or all of our Internet business.

PART II OTHER INFORMATION

Item 1: Legal Proceedings

From time to time we have been, and expect to continue to be, subject to legal proceedings and claims in the ordinary course of business. These include claims of alleged infringement of third-party patents, trademarks, copyrights, domain names and other similar proprietary rights. These claims, even if not meritorious, could require us to expend significant financial and managerial resources.

The Company has received and expects to continue to receive notices and claims from certain third parties for disputed and unpaid accounts payable and other obligations. One of such vendors, Initiative Media Worldwide, Inc. has commenced legal proceedings in California to collect approximately $2 million alleged to be owed to it in connection with advertising alleged to have been run on our behalf. The holder of a $1 million note payable on March 31, 2001 has commenced an action for payment on the note. The Company believes that it has appropriately reserved for the amount of any liability that may arise out of these matters.



ITEM 2: Changes in Securities and Use of Proceeds

Recent Sales of Unregistered Securities

         During the three months ended March 31, 2001, EasyLink issued Class A common stock in reliance upon the exemption from registration pursuant to
Section 4 (2) of the Securities Act of 1933 or Regulation S promulgated thereunder or otherwise not subject to registration in various transactions as follows:

         During the three months ended March 31, 2001, we issued 95,676 shares of Class A common stock to employees at a weighted average price of $1.18 per share representing the Company's matching contribution to its 401(k) plan.

         During the three months ended March 31, 2001, we issued 18,766,176 shares of Class A common stock as part of the purchase price for the acquisition of STI.

         During the three months ended March 31, 2001, we issued 19,349 shares of Class A common stock to vendors of Asia.com as payment for services rendered.

         During the three months ended March 31, 2001, we issued 508,849 shares of Class A common stock to employees of Asia.com as part of a severance agreement.

         During the three months ended March 31, 2001, we issued 105,900 shares of Class A common stock to employees of India.com as part of a severance agreement.

         On January 17, 2001, we issued 222,222 shares of Class A common stock to the shareholders of Bantu as part of an investment in that company.

         On March 20, 2001, we issued 3,000,000 shares of Class A common stock to investors as part of a private placement.

ITEM 6 Exhibits and Reports on Form 8-K

         The following exhibits are filed as part of this report:

         (2) * Shareholding Interest Transfer Agreement by and among eLong, Inc., eLong.com (Beijing), Ltd., Asia.com, Inc., and Easylink Services Corporation (formerly known as Mail.com, Inc.).

                  * Disclosure schedules and other attachments are omitted, but will be furnished supplementally to the Commission upon request.


         (4) Instruments defining the rights of security holders, including indentures

                  (v) The Corporation hereby agrees to furnish to the Commission, upon request, a copy of any instruments defining the rights of security holders issued by EasyLink Services Corporation or its subsidiaries.

Reports on Form 8-K - EasyLink Services Corporation filed eight reports on Form 8-K during the three months ended March 31, 2001.

         - The report dated January 8, 2001 reported the Company's issuance of $10 million principal amount of 10% Senior Convertible notes due January 8, 2006 to private investors.

         - The report dated January 16, 2001 announced the appointment of Thomas Murawski as Chief Executive Offier of the Company, and granted him options to purchase 1,700,000 shares of Class A common stock of the Company.

         - The report dated February 1, 2001 announced that the Company has entered into a note exchange agreement whereby the Company would issue $11,694,000 principal amount of a new series of 10% Senior Convertible Notes due January 8, 2006 in exchange for the cancellation of $38,980,000 principal amount of its 7% Convertible Subordinated Notes due February 1, 2005.

         - The report dated February 5, 2001 announced that the Company, ML Acquisition Corp., a newly formed subsidiary of the Company, Swift Telecommunications, Inc. and the sole shareholder of STI have entered into an Agreement and Plan of Merger dated as of January 31, 2001.

         - The report dated February 8, 2001 announced that the Company has entered into an additional note exchange agreement whereby the Company would issue $4,665,000 principal amount of a new series of 10% Senior Convertible Notes due January 8, 2006 in exchange for the cancellation of $15,550,000 principal amount of its 7% Convertible Subordinated Notes due February 1, 2005.

         - The report dated February 14, 2001 announced that the Company has entered into an additional note exchange agreement whereby the Company would issue $4,950,000 principal amount of a new series of 10% Senior Convertible Notes due January 8, 2006 and 1,420,714 shares of the Company's Class A common stock in exchange for the cancellation of $21,375,000 principal amount of its 7% Convertible Subordinated Notes due February 1, 2005.

         - The report dated February 23, 2001 announced that the Company completed its acquisition of Swift Telecommunications, Inc. pursuant to a Plan of Merger dated as of January 31, 2001.

         - The report dated March 19, 2001 reported the Company's issuance of $3.9 million principal amount of 10% Senior Convertible notes due January 8, 2006 to private investors. Additionally, the Company completed a private placement of 3,000,000 shares of its Class A common stock for an aggregate price of $3,000,000 to private investors.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereto duly authorized.



         EasyLink Services Corporation


         /s/ DEBRA MCCLISTER
         -------------------------------------
         Executive Vice President and
         Chief Financial Officer


May 15, 2001