Form 10-Q/A
period 2001-03-31
EASYLINK SERVICES CORP
filed 2001-06-01
CIK 1081661

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A


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

                          EASYLINK SERVICES CORPORATION
                                 MARCH 31, 2001
                                    FORM 10-Q/A
                                      INDEX



                                                                                                                            Page
                                                                                                                           Number
                                                                                                                           ------
PART I:    FINANCIAL INFORMATION

Item 1:    Condensed Consolidated Financial Statements:

           Condensed Consolidated Balance Sheets as of March 30,
           2001 (unaudited) and December 31, 2000.........................................................................    2

           Unaudited Condensed Consolidated Statements of Operations for the
           three months ended March 31, 2001 and 2000.....................................................................    3

           Unaudited Condensed Consolidated Statements of Cash Flows for the
           three months ended March 31, 2001 and 2000.....................................................................    4

           Notes to Unaudited Interim Condensed Consolidated Financial Statements.........................................    6

Item 2:    Management's Discussion and Analysis of Financial Condition and Results of Operations..........................   23

Item 3:    Qualitative and Quantitative Disclosure about Market Risk......................................................   35

PART II:   OTHER INFORMATION

Item 2:    Changes in Securities and Use of Proceeds......................................................................   52

Item 6:    Exhibits and Reports on Form 8-K...............................................................................   53

Item 7:    Signatures.....................................................................................................   55



EasyLink Services Corporation hereby amends its Form 10-Q for the quarter ended March 31, 2001 to include additional disclosures made to Part I, Item 1, Note 3,
Note 4 and Note 8 and Part I, Item 2 relating to the extraordinary gain on the conversion of convertible notes. None of the changes made herein have resulted in any changes to the dollar amounts previously recorded for revenues, net loss, net loss per share, total assets, total liabilities or total stockholders' equity.

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

                          EASYLINK SERVICES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)


                                                                                                  Three Months Ended March 31,
                                                                                                  ----------------------------
                                                                                                  2001                   2000
                                                                                                 -------                --------
Cash flows from operating activities:
      Net loss ..................................................................               $(68,570)               $(42,544)
      Adjustments to reconcile net loss to net cash used in operating activities:
           Non-cash charges related to partner agreements .......................                  2,304                   5,814
           Depreciation and amortization ........................................                  7,276                   3,225
           Amortization of goodwill and other intangible assets .................                 15,803                   7,834
           Amortization of domain assets ........................................                    661                     460
           Amortization of deferred compensation ................................                     86                     126
           Provision for restructuring and impairments ..........................                 59,454                      --
           Provision for doubtful accounts ......................................                  1,324                     138
           Amortization of debt issuance costs ..................................                    189                     121
           Write-off of acquired in-process technology ..........................                     --                   7,650
           Issuance of common stock in lieu of compensation .....................                     --                   1,800
           Loss on the sale of advertising network ..............................                  2,327                      --
           Non-cash interest.....................................................                    474                      --
           Extraordinary gain on conversion of convertible notes ................                (39,349)                     --
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
           Accounts receivable ..................................................                    652                    (705)
           Proceeds from sales of marketable securities .........................                 22,119                      --
           Prepaid expenses and other current assets ............................                     19                    (164)
           Other assets .........................................................                     --                     269
           Accounts payable, accrued expenses and other current liabilities .....                  6,429                  (1,605)
           Deferred revenue .....................................................                   (363)                     (6)
                                                                                                --------                --------
                Net cash provided by (used) in operating activities .............                 10,835                 (17,587)
                                                                                                --------                --------
Cash flows from investing activities:
      Purchases of domain assets ................................................                     --                     (28)
      Notes Receivable ..........................................................                     --                  (2,000)
      Proceeds from sale leaseback ..............................................                     --                     631
      Purchases of restricted investments .......................................                     (8)                     --
      Purchases of property and equipment .......................................                 (3,071)                 (1,133)
      Cash (paid for) received from acquisitions.................................                (15,280)                  1,364
                                                                                                --------                --------
                Net cash used in investing activities ...........................                (18,359)                 (1,166)
                                                                                                --------                --------
Cash flows from financing activities:
      Proceeds from issuance of Class A common stock ............................                  3,000                      --
      Proceeds from issuance of Class A common stock in connection with the
           exercise and purchase of warrants and options ........................                     10                   1,162
      Proceeds from sale of advertising network .................................                  3,000                      --
      Issuance of shares for employee 401(k) plan ...............................                    113                      89
      Proceeds from issuance of senior convertible note, net ....................                 14,110                      --
      Proceeds from issuance of convertible notes, net ..........................                     --                  96,050
      Payments under capital lease obligations ..................................                 (3,253)                 (1,401)
      Principal payments of notes payable .......................................                   (284)                 (2,665)
      Proceeds from sale of subsidiary interest .................................                     --                   1,936
      Payments under domain asset purchase obligations ..........................                     --                    (275)
                                                                                                --------                --------
                Net cash provided by financing activities .......................                 16,696                  94,896
                                                                                                --------                --------
Effect of foreign exchange rate changes on cash and cash equivalents.............                     (4)                     --
Net increase in cash and cash equivalents .......................................                  9,168                  76,143
Cash and cash equivalents at beginning of the period ............................                  7,409                  36,870
                                                                                                --------                --------
Cash and cash equivalents at the end of the period ..............................               $ 16,577                $113,013
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


         During the three months ended March 31, 2001, the Company issued 614,749 shares of Class A common stock valued at approximately $655,000 to certain former employees of Asia.com and India.com as severance payments.


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


                                                                       Three Months Ended
                                                                            March 31,
                                                                            ---------
                                                            (In Thousands, Except Per Share Amounts)
                                                               2001                           2000
                                                               ----                           ----
Revenues   ..............................................   $  37,908                      $    52,152
Loss before extraordinary gain...........................   $(112,071)                     $   (55,955)
Extraordinary gain.......................................   $  39,349                               --
Net loss.................................................   $ (72,722)                     $   (55,955)

Net loss per share:
Loss before extraordinary gain...........................   $   (1.39)                     $     (0.73)
Extraordinary gain.......................................   $    0.49                      $        --
Basic and diluted net loss per share.....................   $   (0.90)                     $     (0.73)
Weighted average shares used in net
  loss per common share calculation (1)..................      80,581                           76,995


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


On April 17, 2000, in exchange for $500,000 in cash, the Company acquired certain source code technologies, trademarks and related contracts relating to the InTandem collaboration product ("InTandem") from IntraACTIVE, Inc., a Delaware corporation (now named Bantu, Inc., "Bantu"). On the same date, the Company also paid Bantu an upfront fee of $500,000 for further development and support of the InTandem product. On the same date, pursuant to a Common Stock Purchase Agreement, the Company acquired shares of common stock of Bantu representing approximately 4.6 % of Bantu's outstanding capital stock in exchange for $1 million in cash and 462,963 shares of its Class A common stock, valued at approximately $3.6 million. Pursuant to the Common Stock Purchase Agreement, the Company also agreed to invest up to an additional $8 million in the form of shares of its Class A Common stock in Bantu in three separate increments of $4 million, $2 million and $2 million, respectively, based upon the achievement of certain milestones in exchange for additional shares of Bantu common stock representing 3.7%, 1.85% and 1.85%, respectively, of the outstanding common stock of Bantu as of April 17, 2000. The number of shares of the Company's Class A common stock issuable at each closing will be based on the greater of $9 per share and the average of the closing prices of the Company's Class A common stock over the five trading days prior to such closing date. In July 2000, the Company issued an additional 92,593 shares of its Class A common stock valued at approximately $590,000 to Bantu in accordance with a true-up provision in the Common Stock Purchase Agreement. In September 2000, the Company issued an additional 444,444 shares of its Class A common stock valued at approximately $2.9 million as payment for the achievement of a milestone indicated above. In January 2001, the Company issued an additional 222,222 shares of its Class A common stock valued at approximately $285,000 as payment for the achieved milestone indicated above. The Company accounts for this investment under the cost method.



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

               Notes payable include the following, in thousands


                                                                       March 31, 2001    December 31, 2000
                                                                       --------------    -----------------
1997 16% Convertible Note Due December 2001                                $       40             $     91
1998 Floating rate note payable due March 2001                                     25                   50
1998 9.25% note payable due March 2001                                              8                   15
1998 16% Note payable due June 2002                                               375                  497
1999 16% Note payable due December 2003                                           450                  529
2000 7% note payable due March 2001                                             1,000                1,000
2000 7% Convertible Subordinated Notes due February 2005                       24,095              100,000
2001 10% Senior Convertible Notes due January 2006                             47,606                   --
2001 10% Note due February 2005                                                35,000                   --
2001 Non interest bearing note payable to former shareholder of STI             5,880                   --
2001 Non interest bearing note payable to former shareholder of STI             1,813                   --

     Total Notes Payable                                                      116,292              102,182
     Less current portion                                                      13,442                1,861
     Non current portion                                                   $  102,850             $100,321


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
                                              ========               ========

The following table presents certain segment information, in thousands:


                                                         Domain
                                   Messaging            Development            Total

Three months ended March 31, 2001

Restructuring charges .......       $12,239               42,180              $54,419
Impairment charges ..........       $ 2,668                3,567              $ 6,235
Loss on sale of advertising
  network....................       $ 2,327                   --              $ 2,327

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

STOCK AND WARRANT ISSUANCES


During the three months ended March 31, 2001, the Company issued 614,749 shares of Class A common stock to certain former employees of Asia.com and India.com as severance payments valued at approximately $655,000.


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


Extraordinary Gain on Conversion of Convertible Notes

On March 28, 2001, we completed the issuance of $23,840,250 principal amount of 10% Senior Convertible Notes ("Exchange Notes") in exchange for the cancellation of $75,905,000 principal amount of 7% Convertible Subordinated Notes (the "Notes") The above exchange transactions have been accounted for in accordance with Financial Accounting Standards Board Statement No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings." As a result of these exchanges, we recorded a $39.3 million extraordinary gain on the exchange of convertible notes during the three months ended March 31, 2001. (See also Note 4.)


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


         We have only a limited operating history upon which you can evaluate our business and our prospects. We have offered a commercial email service since November 1996 under the name iName. We changed our company name to Mail.com, Inc. in January 1999. In February 2000, we acquired NetMoves Corporation, a provider of a variety of Internet message delivery services to businesses. In March 2000, we formed WORLD.com to develop and operate our domain name properties as independent Web sites. In the fourth quarter of 2000, we announced our intention to focus exclusively on our outsourced messaging business and to sell all assets not related to this business. In February 2001, we acquired Swift Telecommunications, Inc. which had contemporaneously acquired the EasyLink Services business from AT&T Corp. The EasyLink Services business is a provider of outsourced e-mail services and of message delivery services such as electronic data interchange or EDI, fax and telex services. Swift is a provider of telex services. On March 30, 2001, we announced that we had sold our advertising network business to Net2Phone, Inc. and on May 3, 2001 our Asia.com, Inc. subsidiary completed the sale of its business. Our success will depend in part upon our ability to maintain or expand our sales of message delivery services such as EDI and fax services to enterprises, the development of a viable market for fee-based e-mail and groupware services on an outsourced basis, our ability to compete successfully in those markets and our ability to successfully sell our non-core assets on favorable terms. For the reasons discussed in more detail below, there are substantial obstacles to our achieving and sustaining profitability.


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

We May Be Unable to Successfully Integrate the EasyLink Services Business Acquired From AT&T.


         On February 23, 2001, we completed the acquisition of Swift Telecommunications, Inc. which had contemporaneously acquired the EasyLink Services business of AT&T Corp. The EasyLink Services business acquired from AT&T provides a variety of messaging services such as e-mail, EDI, fax and telex services. This business was a division of AT&T and was not a separate independent operating entity. We hired only a portion of the employees of the business. The messaging network for this business resides on AT&T's managed network and is being operated and maintained for EasyLink by AT&T pursuant to a Transition Services Agreement. In addition, AT&T will continue to provide a variety of business and administrative functions for the business. We plans to migrate off the AT&T network to the EasyLink network and to assume responsibility for these other functions over the next two years.

         Under the Transition Services Agreement, we are purchasing a variety of services from AT&T to enable us to continue to operate the business pending the transition to EasyLink. See Part I. Item 1. Business -- Transition Services Agreement and Master Carrier Agreement with AT&T Corp. -- in our Form 10-K for the year ended December 31, 2000 filed on April 2, 2001.


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

Our Class A Common Stock May Be Subject to Delisting from the Nasdaq National Market.


         Our Class A common stock faces potential delisting from the Nasdaq National Market which could hurt the liquidity of our Class A common stock. We may be unable to comply with the standards for continued listing on the Nasdaq National Market. These standards require, among other things, that our Class A common stock have a minimum bid price of $1 and state that a deficiency shall exist if such minimum bid price remains below $1 for a period of thirty consecutive business days. In addition, if our stock price is below $5 per share, we must maintain minimum net tangible assets of at least $4 million. In lieu of the minimum net tangible assets requirement, under a proposed Nasdaq rule currently in effect under a "pilot program" until July 1, 2001, we may instead comply with a $10 million total stockholders' equity requirement. We cannot assure you that the proposed rule will be adopted or that the pilot program will be extended if the proposed rule is not adopted by July 1, 2001. The minimum bid price of our stock has been below $1 during various periods during the fourth quarter of 2000 and the first quarter of 2001 and has been below $1 during the period from March 14, 2001 through March 31, 2001. In addition, as of December 31, 2000, the company did not have a minimum tangible net assets of $4 million. We received a notice from NASDAQ advising us that if we do not demonstrate compliance with the $1 minimum bid requirement for at least 10 consecutive trading days, or a longer period as determined by Nasdaq, on or before July 23, 2001, our Class A common stock will be delisted. In this event, we would be entitled to appeal the determination of the staff of Nasdaq. No assurance can be given that such an appeal, if taken, would be successful. If our common stock were to be delisted from trading on the Nasdaq National Market and were neither re-listed thereon nor listed for trading on the Nasdaq Small Cap Market or other recognized securities exchange, trading, if any, in the Class A common stock may continue to be conducted on the OTC Bulletin Board or in the non-Nasdaq over-the-counter market. Delisting would result in limited release of the market price of the Class A common stock and limited news coverage of EasyLink and could restrict investors' interest in our Class A common stock and materially adversely affect the trading market and prices for our Class A common stock and our ability to issue additional securities or to secure additional financing.


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

ITEM 7


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



June 1, 2001