Form 10-Q
period 2001-06-30
EASYLINK SERVICES CORP
filed 2001-08-14
CIK 1081661

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Common stock outstanding at July 31, 2001: Class A common stock $0.01 par value 80,769,053 shares, and Class B common stock $0.01 par value 10,000,000 shares.

                          EASYLINK SERVICES CORPORATION
                                  JUNE 30, 2001
                                    FORM 10-Q
                                      INDEX

                                                                                                              Page
                                                                                                             Number
                                                                                                             ------

PART I:  FINANCIAL INFORMATION

Item 1:  Condensed Consolidated Financial Statements:

         Condensed Consolidated Balance Sheets as of June 30,
         2001 (unaudited) and December 31, 2000..............................................................   2

         Unaudited Condensed Consolidated Statements of Operations for the
         three months ended June 30, 2001 and 2000...........................................................   3

         Unaudited Condensed Consolidated Statements of Operations for the
         six months ended June 30, 2001 and 2000.............................................................   4

         Unaudited Condensed Consolidated Statements of Cash Flows for the
         six months ended June 30, 2001 and 2000.............................................................   5

         Notes to Unaudited Interim Condensed Consolidated Financial Statements..............................   7

Item 2:  Management's Discussion and Analysis of Financial Condition and Results of Operations...............  23

Item 3:  Qualitative and Quantitative Disclosure about Market Risk...........................................  34

PART II: OTHER INFORMATION

Item 1:    Legal Proceedings.................................................................................  45

Item 2:  Changes in Securities and Use of Proceeds...........................................................  45

Item 4:  Submission of Matters to a Vote of Security Holders.................................................  46

Item 6:  Exhibits and Reports on Form 8-K....................................................................  46

Item 7:  Signatures..........................................................................................  47

                          EASYLINK SERVICES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                        June 30,                December 31,
                                                                                         2001                      2000
                                                                                         ----                      ----
                                                                                       (unaudited)               NOTE 1(B)
                                      ASSETS
Current assets:
Cash and cash equivalents.............................................................   $11,951                   $7,409
Marketable securities.................................................................        20                   22,202
Accounts receivable, net of allowances of $10,293 and $887 at June 30, 2001 and
     December 31, 2000, respectively..................................................    24,368                   13,727
Prepaid expenses and other current assets.............................................     4,067                    2,783
                                                                                           -----                    -----

            Total current assets......................................................    40,406                   46,121
Property and equipment, net...........................................................    29,045                   50,916
Domain assets available for sale......................................................       592                    6,975
Partner advances, net.................................................................       --                     3,841
Investments...........................................................................     4,119                   14,851
Goodwill and other intangible assets, net.............................................   191,120                  200,994
Restricted investment.................................................................       628                    1,710
Debt issuance costs, net..............................................................       596                    3,089
Other.................................................................................     1,441                    1,764
                                                                                           -----                    -----

            Total assets..............................................................  $267,947                 $330,261
                                                                                        ========                 ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payables.....................................................................   $21,334                  $15,465
Accrued expenses......................................................................    40,943                   25,888
Restructuring reserve.................................................................     1,793                    4,048
Current portion of capital lease obligations..........................................    20,676                   11,443
Current portion of domain asset purchase obligations..................................        39                       39
Current portion of notes payable......................................................    17,695                    1,861
Deferred revenue......................................................................       819                    1,925
Other current liabilities.............................................................     1,441                    1,142
                                                                                           -----                    -----

                 Total current liabilities............................................   104,740                   61,811
Capital lease obligations, less current portion.......................................       171                   14,319
Domain asset purchase obligations, less current portion...............................        85                       85
Deferred revenue, less current portion................................................       155                      775
Notes payable, less current portion...................................................    95,794                  100,321
                                                                                          ------                  -------

                 Total liabilities....................................................   200,945                  177,311
Minority interest.....................................................................    14,358                   14,204
Commitments and contingencies
Stockholders' equity:
Common stock, $0.01 par value; 160,000,000 shares authorized:
Class A--150,000,000 shares authorized; 79,688,252 and
            51,789,201 shares issued and outstanding at June 30, 2001
            and December 31, 2000, respectively.......................................       797                      518
Class B--10,000,000 shares authorized, issued and outstanding at June 30, 2001 and December 31, 2000 with an aggregate liquidation
            preference of $1,000......................................................       100                      100
Additional paid-in capital............................................................   487,242                  445,675
Subscriptions receivable..............................................................        --                      (33)
Deferred compensation.................................................................      (297)                    (214)
Accumulated other comprehensive loss..................................................      (357)                    (137)
Accumulated deficit...................................................................  (434,841)                (307,163)
                                                                                       ---------                 ---------

                 Total stockholders' equity...........................................    52,644                  138,746
                                                                                          ------                  -------

                 Total liabilities and stockholders' equity...........................  $267,947                 $330,261
                                                                                        ========                 ========

See accompanying notes to unaudited condensed consolidated financial statements.

                          EASYLINK SERVICES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                   Three Months Ended June 30,
                                                                   ---------------------------
                                                                     2001              2000
                                                                     ----              ----

Revenues
          Messaging..............................................     $33,858          $13,592
          Domain development (WORLD.com).........................       2,169            1,431
                                                                        -----           -----

                   Total revenues................................      36,027           15,023

Operating expenses:
Cost of revenues
          Messaging..............................................     $22,122          $12,435
          Domain development (WORLD.com).........................       2,156            1,460
                                                                        -----            -----

                   Total cost of revenues........................      24,278           13,895
                                                                       ------           ------

          Sales and marketing....................................       8,158           16,864
          General and administrative.............................      13,611            9,724
          Product development....................................       2,786            5,540
          Amortization of goodwill and other intangible assets         13,033           16,733
          Impairment of intangibles and other assets.............       6,676              --
          Restructuring charges..................................      17,594              --
          Loss on sale of business...............................         264              --
                                                                       ------           ------

                   Total operating expenses......................      86,400           62,756
                                                                       ------           ------

                            Loss from operations.................     (50,373)         (47,733)
                                                                      -------          -------

          Other income (expense):
          Interest income........................................         142            1,542
          Interest expense.......................................      (2,459)          (2,302)
          Impairment of investments..............................      (7,463)             --
          Other, net.............................................         122              --
                                                                       ------           ------

                   Total other (expense) income, net.............      (9,658)            (760)
                                                                       ------             ----

          Loss before minority interest and extraordinary gain        (60,031)         (48,493)
                                                                      -------          -------

          Minority interest......................................        (154)             596
                                                                         ----              ---

          Loss before extraordinary gain.........................     (60,185)         (47,897)
                                                                      -------          -------

          Extraordinary gain on conversion of convertible notes         1,079              --
                                                                        -----              --

          Net loss...............................................    $(59,106)        $(47,897)
                                                                     ========         ========

         Net loss per share - basic and diluted:
          Loss before extraordinary gain.........................      $(0.68)          $(0.84)

          Extraordinary gain.....................................        0.01              --
                                                                         ----              --

          Net loss ..............................................      $(0.67)          $(0.84)
                                                                       ======           ======

          Weighted-average basic and diluted shares outstanding    87,929,337       57,361,379
                                                                   ==========       ==========
See accompanying notes to unaudited condensed consolidated financial statements.

                          EASYLINK SERVICES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                     Six Months Ended June 30,
                                                                     -------------------------
                                                                     2001               2000
                                                                     ----               ----

Revenues
          Messaging..............................................     $53,580           $23,543
          Domain development (WORLD.com).........................       4,793             1,431
                                                                      -------           -------

                   Total revenues................................      58,373            24,974
                                                                       ------            ------

Operating expenses:
Cost of revenues
          Messaging..............................................     $40,256           $22,278
          Domain development (WORLD.com).........................       5,060             1,478
                                                                        -----             -----

                   Total cost of revenues........................      45,316            23,756
                                                                       ------            ------

          Sales and marketing....................................      20,543            31,832
          General and administrative.............................      25,453            18,396
          Product development....................................       6,248             9,131
          Amortization of goodwill and other intangible assets         28,836            24,567
          Write-off of acquired in-process technology............         --              7,650
          Impairment of intangible and other assets..............      10,243               --
          Restructuring charges..................................      72,013               --
          Loss on sales of businesses............................       2,591               --
                                                                        -----               --

                   Total operating expenses......................     211,243           115,332
                                                                      -------              ----

                            Loss from operations.................    (152,870)          (90,358)
                                                                    ---------          --------

          Other income (expense):
          Interest income........................................         486             3,366
          Interest expense.......................................      (5,631)           (4,109)
          Impairment of investments..............................     (10,131)               --
          Other, net.............................................         196               --
                                                                       ------            ------

                   Total other (expense) income, net.............     (15,080)             (743)
                                                                      -------

          Loss before minority interest and extraordinary gain       (167,950)          (91,101)
                                                                     --------           -------

          Minority interest......................................        (154)              660
                                                                         ----               ---

          Loss before extraordinary gain.........................    (168,104)          (90,441)
                                                                     --------           -------

          Extraordinary gain on conversion of convertible notes        40,428               --
                                                                       ------            ------

          Net loss...............................................   $(127,676)         $(90,441)
                                                                    =========          ========

         Net loss per share - basic and diluted:
          Loss before extraordinary gain.........................      $(2.12)           $(1.70)

          Extraordinary gain.....................................        0.51               --
                                                                       ------            ------

          Net loss...............................................      $(1.61)           $(1.70)
                                                                       ======            ======

          Weighted-average basic and diluted shares outstanding    79,276,924        53,352,500
                                                                   ==========        ==========

See accompanying notes to unaudited condensed consolidated financial statements.

                          EASYLINK SERVICES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                                      Six Months Ended June 30,
                                                                                      -------------------------
                                                                                       2001             2000
                                                                                       ----             ----

Cash flows from operating activities:
Net loss........................................................................    $(127,676)         $(90,441)
Adjustments to reconcile net loss to net cash used in operating activities:
           Non-cash charges related to partner agreements.......................        2,304             8,260
           Depreciation and amortization........................................       13,488             6,786
           Amortization of goodwill and other intangible assets.................       28,836            24,567
           Amortization of domain assets........................................          661               924
           Amortization of deferred compensation................................          213               240
           Provision for restructuring and impairments..........................       87,981                --
           Provision for doubtful accounts......................................        2,421               255
           Amortization of debt issuance costs..................................          292               309
           Write-off of acquired in-process technology..........................           --             7,650
           Non-cash advertising.................................................           --              (125)
           Issuance of common stock in lieu of compensation.....................           --             1,800
           Loss on the sale of businesses.......................................        2,591                --
           Non-cash interest....................................................          206                --
           Extraordinary gain on conversion of convertible notes................      (40,428)               --
           Minority interest....................................................          154              (660)
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
           Accounts receivable..................................................        7,860            (3,676)
           Proceeds from sales of marketable securities.........................       22,120            17,916
           Purchases of marketable securities...................................           --           (48,191)
           Prepaid expenses and other current assets............................        2,807              (444)
           Other assets.........................................................          258              (887)
           Accounts payable, accrued expenses and other current liabilities.....        4,034             4,524
           Deferred revenue.....................................................         (743)              628
                                                                                        -----           -------

                Net cash provided by (used) in operating activities.............        7,379           (70,565)
                                                                                        -----           -------

Cash flows from investing activities:
Purchases of domain assets......................................................           --               (28)
Notes receivable................................................................           --            (2,000)
Proceeds from sale leaseback....................................................           --               631
Purchases of restricted investments.............................................           (4)              (54)
Purchases of intangible assets..................................................         (964)           (1,433)
Purchase of investments.........................................................           --            (3,000)
Purchases of property and equipment.............................................       (1,387)           (4,638)
Payments to employees of an acquired company....................................           --               200
Proceeds from sale of businesses................................................        4,641                --
Cash (paid for)/received from acquisitions, net.................................      (15,876)            1,906
                                                                                      -------             ----

                Net cash used in investing activities...........................      (13,590)           (8,416)
                                                                                      -------            ------

Cash flows from financing activities:
Proceeds from issuance of Class A common stock..................................        3,000                --
Proceeds from issuance of Class A common stock in connection with the
           exercise and purchase of warrants and options........................           10             1,783

Issuance of shares for employee 401(k) plan.....................................          243               241
Proceeds from issuance of senior convertible notes, net.........................       14,110                --
Proceeds from issuance of convertible notes, net................................           --            96,050
Payments under capital lease obligations........................................       (4,585)           (2,959)
Principal payments of notes payable.............................................       (1,867)           (4,230)
Proceeds from sale of subsidiary interest.......................................           --             2,000
Payments under domain asset purchase obligations................................           --              (276)
                                                                                       ------            ------

                Net cash provided by financing activities.......................       10,911            92,609
                                                                                       ------            ------

Effect of foreign exchange rate changes on cash and cash equivalents............         (158)               --
Net increase in cash and cash equivalents.......................................        4,542            13,628
Cash and cash equivalents at beginning of the period............................        7,409            36,870
                                                                                        -----            ------

Cash and cash equivalents at the end of the period..............................      $11,951           $50,498
                                                                                      =======           =======

Supplemental disclosure of non-cash information:

           During the six months ended June 30, 2001 and 2000, the Company paid approximately $5.8 million and $1.1 million, respectively, for interest. Through the issuance of Class A common stock, the Company paid approximately $237,000 in interest for the six months ended June 30, 2001.

           During the six months ended June 30, 2001, the Company issued 614,749 shares of Class A common stock valued at approximately $655,000 to certain former employees of Asia.com and India.com as severance payments.

           During the six months ended June 30, 2000, the Company issued 104,347 shares of Class A common stock valued at approximately $1.8 million to an employee in lieu of compensation.

           During the six months ended June 30, 2001, the Company issued 604,230 shares of Class A common stock valued at approximately $381,000 in settlement of a vendor obligation.

           During the six months ended June 30, 2001, the Company issued 317,460 shares of Class A common stock valued at approximately $200,000 as payment related to the sale of its advertising network.

           During the six months ended June 30, 2001, the Company issued 1,620,833 shares of Class A common stock valued at approximately $1.3 million as payment for a contingent settlement obligation.

           During the six months ended June 30, 2001, the Company issued 275,000 shares of Class A common stock valued at $189,000 for a settlement obligation associated with the sale of a business.

Non-cash investing activities:

           During the six months ended June 30, 2001 and 2000, the Company issued 222,222 and 1,158,747 shares of its Class A common stock, respectively, in connection with certain investments. These transactions resulted in non-cash investing activities of $285,000 and $10.1 million, respectively (see Note 3).

           During the six months ended June 30, 2001 and 2000, the Company issued 18,962,176 shares and 11,869,575 shares of its Class A common stock in connection with certain acquisitions. These transactions resulted in non-cash investing activities of $31.1 million and $214.4 million, respectively (see Note 2)

Non-cash financing activities:

           The Company entered into various capital leases for computer equipment. These capital lease obligations resulted in non-cash financing activities aggregating $10.4 million for the six months ended June 30, 2000.

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

In March 2000, the Company formed WORLD.com, Inc. in order to develop the Company's portfolio of domain names into independent Web properties, and subsequently acquired or formed its subsidiaries Asia.com, Inc. and India.com, Inc. in which WORLD.com is the majority owner. In November 2000, the Company announced its intention to sell all assets not related to its core outsourced messaging business, including Asia.com, Inc., India.com, Inc. and its portfolio of domain names. On May 3, 2001, the Company's majority owned subsidiary Asia.com, Inc. sold its business to an investor group. (See note 2).

(B)  Unaudited Interim Condensed Consolidated Financial Information

The accompanying interim condensed consolidated financial statements as of June 30, 2001 and for the three and six month periods ended June 30, 2001 and 2000 have been prepared by the Company and are unaudited. In the opinion of management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the consolidated financial position of EasyLink Services as of June 30, 2001 and the consolidated results of operations and cash flows for the interim periods ended June 30, 2001 and 2000. The results of operations for any interim period are not necessarily indicative of the results of operations for any other future interim period or for a full fiscal year. The condensed consolidated balance sheet at December 31, 2000 has been derived from audited consolidated financial statements at that date.

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

(D)  Principles of Consolidation

The consolidated financial statements include the accounts of EasyLink and its subsidiaries from the dates of acquisition. WORLD.com, a wholly owned subsidiary, along with EasyLink, owns 92% of Asia.com, Inc. (whose business was sold on May 3, 2001) and 89% of India.com, Inc. (see Notes 2 and 12). Swift Telecommunications Inc., a wholly owned subsidiary of EasyLink, owns 75% of a company located in Singapore and of a company located in Malaysia. The interests of shareholders other than EasyLink are recorded as minority interests in the accompanying condensed consolidated statements of operations and condensed consolidated balance sheets. When losses applicable to minority interest holders in a subsidiary exceed the minority interest in the equity capital of the subsidiary, these losses are included in the Company's results, as the minority interest holder has no obligation to provide further financing to the subsidiary.

All significant intercompany balances and transactions have been eliminated in consolidation.

(E)  Domain Assets and Registration Fees

A domain name is the part of an email address that comes after the @ sign (for example, if membername@mail.com is the e-mail address then "mail.com" is the domain name). Domain assets represent the purchase of domain names and were amortized using the straight-line method over their economic useful lives, which had been estimated to be five years. Domain assets were recorded at cost. Domain assets acquired in exchange for future payment obligations were recorded at the net present value of such payments using a discount rate of 8.5%. The associated payment obligation was also recorded at the net present value of the payment obligations. Payment terms varied from two to seven years. Amortization of domain assets were charged to cost of revenues if they were being used or were available for sale and to sales and marketing if designated for new business development. The Company's policy is to evaluate its domain assets prior to paying its annual registration renewal fees.

The Company pays domain name registration fees in advance to InterNIC, a cooperative activity between the US government and Network Solutions, Inc., which is the national registry for domain names in the US. Payment of these fees ensures legal ownership and registration of domain names. The initial registration period is for a two-year period with subsequent one-year renewal periods. These costs were deferred and amortized over the related registration period.

During the first quarter of 2001, the e-mail addresses for many of the domain names were sold to Net2Phone as part of the sale of the advertising network (see note 2). The net carrying value of these assets at the time of sale was approximately $2.3 million. As a result of this and eroding market conditions for domain assets, management determined that the carrying value of many of the domain names retained by the Company were impaired and recorded an impairment charge of $3.4 million to reduce the carrying value of these assets to anticipated values to be received from a third party.

All domain assets are classified as available for sale at June 30, 2001 and are no longer being amortized.

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

The Company also traded advertisements on its Web properties in exchange for advertisements on the Internet sites of other companies. Barter revenue, which is a component of advertising revenue, amounted to $563,000 and $434,000 for the six months ended June 30, 2001 and 2000, respectively. For the six months ended June 30, 2001 and 2000, barter expenses, which are a component of cost of revenues, were approximately $563,000 and $282,000, respectively.

Domain development revenues include revenues generated by WORLD.com and consist primarily of sales of information technology products. Revenue is recognized at the time of the sale. Revenues are also generated from system integration and website development for other companies, advertising and commissions for booking travel arrangements. Revenues are recognized using the percentage of completion method for system integration projects. Advertising revenue is recognized as the advertisements are run and commission revenue is recognized on a net basis as the travel services are performed. On November 2, 2000, the Company announced its plans to all assets not related to its core outsourced messaging business, including its Asia.com Inc., and India.com Inc. subsidiaries, and its portfolio of category-defining domain names. On May 3, 2001, the Company's majority owned subsidiary Asia.com, Inc. sold its business to an investor group (see note 2).

Deferred revenue represents payments that have been received in advance of services being performed.

(G)  Financial Instruments and Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash, cash equivalents, restricted investments, marketable securities, accounts receivable, notes payable and convertible notes payable. At June 30, 2001 and December 31, 2000, the fair value of cash, cash equivalents, restricted investments, marketable securities and accounts receivable approximated their financial statement carrying amount because of the short-term maturity of these instruments. The recorded values of notes payable and senior convertible notes payable approximate their fair values, as interest approximates market rates with the exception of the Convertible Subordinated Notes payable which had an estimated fair value of $4 million and $13 million at June 30, 2001 and December 31, 2000, respectively, based upon quoted market prices when compared to their carrying values of $24.9 million and $100 million at June 30, 2001 and December 31, 2000, respectively.

Credit is extended to customers based on the evaluation of their financial condition and collateral is not required. The Company performs ongoing credit assessments of its customers and maintains an allowance for doubtful accounts. The Company has not experienced any significant credit loss to date.

No single customer exceeded 10% of either total revenue or accounts receivable as of and for the three months ended June 30, 2001 or 2000. Revenues from the Company's five largest customers accounted for an aggregate of 6 % and 11% of the Company's total revenues for the six months ended June 30, 2001 and 2000, respectively. One customer accounted for 10% of the accounts receivable at December 31, 2000. Subsequent to December 31, 2000, that customer, Swift Telecommunications Inc., was acquired by the Company (see Note 2).

(H)  Basic and Diluted Net Loss Per Share

Loss per share is presented in accordance with the provisions of SFAS No. 128, "Earnings Per Share", and the Securities and Exchange Commission Staff Accounting Bulletin No. 98. Under SFAS No. 128, basic Earnings per Share ("EPS") excludes dilution for common stock equivalents and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. Diluted net loss per share is equal to basic loss per share since all common stock equivalents are anti-dilutive for each of the periods presented. Diluted net loss per share for the periods ended June 30, 2001 and 2000 does not include shares issuable upon exercise of employee stock options and warrants and upon conversion of convertible notes.

(I)  Accounting for Impairment of Long-Lived Assets

The Company assesses the need to record impairment losses on long-lived assets, including intangible assets, used in operations when indicators of impairment are present. On an on-going basis, management reviews the value and period of amortization or depreciation of long-lived assets, including goodwill and other intangible assets. During this review, the Company re-evaluates the significant assumptions used in determining the original cost of long-lived assets. Although the assumptions may vary from transaction to transaction, they generally include revenue growth, operating results, cash flows and other indicators of value. Management then determines whether there has been a permanent impairment of the value of long-lived assets based upon events or circumstances which have occurred since acquisition. The impairment policy is consistently applied in evaluating impairment for each of the Company's wholly owned subsidiaries and investments. It is reasonably possible that the impairment factors evaluated by management will change in subsequent periods, given that the Company operates in a volatile business environment. This could result in material impairment charges in the future (see Note 9).

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

In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

The Company is required to adopt the provisions of Statement 141 immediately and Statement 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

Statement 141 will require, upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

In connection with the transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.

As of the date of adoption, the Company expects to have unamortized goodwill and other intangible assets in the amount of $165.5 million, which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill and other intangible assets was $28.8 million and $60.8 million for the six months ended June 30, 2001 and year ended December 31, 2000, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

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

At the closing of the acquisition by STI of the EasyLink Services business from AT&T, the Company advanced $14 million to STI in the form of a loan, the proceeds of which were used to fund part of the $15 million cash portion of the purchase price to AT&T. Upon the closing of the acquisition of STI, the Company assumed a $35 million note issued by STI to AT&T. The $35 million note is secured by the assets of STI, including the EasyLink Services business, and the shares of EasyLink Class A common stock issued to the sole shareholder in the merger. The AT&T note is payable in equal monthly installments over four years and bears interest at the rate of 10% per annum for the first six months of the note. Thereafter the rate is adjusted every six months equal to 1% plus the prime rate as listed in the Wall Street Journal on such date of adjustment. In the event of a non payment after such payment is due, the remainder of the unpaid balance shall accrue interest at a rate of 3% per annum above the rate previously described. The note is subject to mandatory prepayment upon the sale of specified assets of STI, including the EasyLink Services business, and in certain other events. The note also contains certain customary covenants and events of default, including limitations on the ability of EasyLink to incur additional indebtedness and to incur additional liens on the STI and EasyLink assets. AT&T has granted the Company the right to defer payments due in June 2001 under the note pending successful completion of discussions to restructure the indebtedness under the note. As of June 30, 2001, interest on the unpaid balance is accruing at a rate of 13% per annum. AT&T may terminate the deferral upon written notice at any time prior to implementation of any restructuring agreement.

Upon the closing of the acquisition of STI, the Company paid to the sole shareholder of STI $835,000 in cash and issued an unsecured note for $9,188,000 and 18,766,176 shares of EasyLink Class A common stock as consideration for the acquisition of STI valued at $30.8 million. The value of the common stock issued to STI is based on the average market price of EasyLink's common stock, as quoted on the Nasdaq national market, for the two days immediately prior to, the day of, and the two days immediately after the announcement of the transaction on February 8, 2001. The $9,188,000 note will be payable in four equal semi-annual installments over two years and may be prepaid in whole or in part at any time and from time to time without payment of premium or penalty. The note is non-interest bearing unless the Company fails to make a required payment within 30 days after the due date therefore. Thereafter, the note will bear interest at the rate of 1% per month. The note also contains certain customary covenants and events of default. The former shareholder of STI, who is now an officer of the Company, has granted the Company the right to defer current payments under the note pending successful completion of discussions to restructure the indebtedness under the note. The holder of the note may terminate the deferral upon written notice at any time prior to implementation of any restructuring agreement (see Note 12).

The cash portion of the merger consideration and the reimbursement of payments made by the sole shareholder of STI were funded out EasyLink's available cash generated from operations and from the proceeds received by the Company on January 8, 2001 from the issuance of $10.3 million of 10% Senior Convertible Notes due January 8, 2006.

The Company allocated a portion of the purchase price to the fair market value of the acquired assets and liabilities assumed of STI and the EasyLink Services business. The excess of the purchase price over the fair market value of the acquired assets and liabilities assumed of STI and the EasyLink Services business has been allocated to goodwill ($24 million), assembled workforce ($3 million), technology ($11 million), trademarks ($16 million) and customer lists ($11 million). Goodwill, trademarks and customer lists are being amortized over a period of 10 years, the expected estimated period of benefit, and assembled workforce and technology are being amortized over 5 years, the estimated period of benefit. The purchase price that was allocated was based upon the final outcome of the valuation and appraisals of the fair value of the acquired assets and assumed liabilities at the date of acquisition, as well as the identification and valuation of certain intangible assets such as customer lists, in-place workforce, technology and trademarks, etc. The fair value of the technology, assembled workforce, trademarks, customer lists and goodwill was determined by management using the excess earnings method, a risk-adjusted cost approach and the residual method, respectively. Amortization expense for the three and six months ended June 30, 2001 was approximately $2 million and $2.7 million, respectively.

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

As part of the transaction with STI, the Company entered into a letter agreement to acquire Telecom International, Inc. (which is an affiliate of STI through its sole shareholder and conducts business under the name "AlphaTel") and the 25% minority interests in two STI subsidiaries that operate the businesses acquired from Xpedite Systems, Inc. for $164,705 in cash, promissory notes in the aggregate principal amount of approximately $1.8 million and 3.7 million shares of EasyLink Class A common stock. These additional transactions are subject to satisfactory completion of due diligence, execution and delivery of definitive documentation, receipt of regulatory approvals and other customary conditions.

Sale of Advertising Network

On March 30, 2001, the Company sold its advertising network to Net2Phone, Inc. Net2Phone paid the Company $3 million in cash upon the closing. The Company received an additional $500,000 in April 2001 based upon the achievement of certain milestones by the Company. The consideration paid to EasyLink was determined as a result of negotiations between Net2Phone, Inc. and EasyLink. In connection with the sale, the parties entered into a hosting agreement whereby the Company will receive payments for hosting the consumer mailboxes for a minimum of one year. During the second quarter of 2001, the Company has completed the migration of the hosting of these consumer mailboxes to a third party provider whom we pay for this service. As a result of the sale, the Company transferred net assets, including certain domain names and partner agreements (see Notes 1(E) and 5), and liabilities related to the advertising network to Net2Phone, and recorded a loss on the sale of the advertising network of $2.3 million.

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

The acquisition has been accounted for as a purchase business combination. The excess of the purchase price over the fair market value of the acquired assets and assumed liabilities of Asia.com has been allocated to goodwill ($62 million). Goodwill is being amortized over a period of 3 years, the expected estimated period of benefit. During the fourth quarter of 2000, approximately $7.8 million of goodwill was written off as it was determined that the carrying value had become permanently impaired as a result of the November 2, 2000 decision, as approved by the Board of Directors, to sell all assets not related to its core outsourcing business, including its Asia-based businesses. Additionally, as a result of the continued eroding market conditions in Asia and the decision to accelerate the divestiture during the first quarter of 2001, approximately $35 million of goodwill was written-off as it was determined that the carrying value of the remaining goodwill had been permanently impaired. After giving effect to the write off, the net goodwill balance was reduced to $0.

In addition, EasyLink was obligated to issue up to an additional 719,899 shares of its Class A common stock in the aggregate to the former stockholders of eLong.com if EasyLink or Asia.com acquired less than $50.0 million in value of businesses engaged in developing, marketing or providing consumer or business internet portals and related services focused on the Asian market or a portion thereof, or businesses in furtherance of such a business, prior to March 14, 2001. On May 3, 2001, in connection with the sale of eLong.com., the Company settled this obligation by issuing 75,000 shares of its Class A common stock valued at $51,000 to some of the former stockholders of eLong.com. The Company accounted for this transaction as part of the loss on the sale of eLong.com, Inc. (see below).

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

Sale of eLong.com, Inc

On May 3, 2001, the Company's majority owned subsidiary Asia.com, Inc. sold its business to an investor group. Under the terms of the sale, the buyer paid Asia.com $1.5 million and assumed eLong.com liabilities of approximately $1.5 million. The consideration paid was determined as a result of negotiations between the buyer and EasyLink. In addition, the Company issued 200,000 shares of its Class A common stock valued at $138,000 in exchange for the cancellation of certain options granted to the former owners of eLong.com. The Company accounted for this transaction as part of the sale of the business of Asia.com. As a result of the sale, the Company recorded a loss on the sale of eLong.com, Inc. of $264,000.

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

The business for which impairment charges were recorded (eLong.com) operates in the Chinese portal market, which has experienced a significant and continuing decline in revenue multiples over the past several quarters in comparison to the metrics in place at the time the acquisition was valued. In addition, both Chinese and US portals have experienced declines in operation and financial metrics over the past several quarters, primarily due to the continued weak overall demand of on-line advertising and marketing services combined with lower than expected e-commerce transactions, in comparison to metrics forecasted at the time of their respective acquisitions. These factors significantly impacted current projected revenue generated from this business. The impairment analysis considered that this business was recently acquired and that the intangible assets recorded upon acquisition of this business were being amortized over a three-year useful life. The amount of the impairment charge was determined by comparing the carrying value of goodwill and other long-lived assets to fair value at December 31, 2000. The methodology used to test for and measure the amount of impairment was based on the same methodology the Company used during its initial acquisition value of eLong.com. As a result management determined that the carrying value of eLong.com should be adjusted. Accordingly, during the fourth quarter of 2000, the Company recorded an impairment charge of approximately $7.8 million to adjust the carrying value of eLong.com. Additionally, during the first quarter of 2001, the Company recorded an additional impairment charge of approximately $35 million to further adjust the carrying value of eLong.com as noted above. After giving effect to the impairment charges, the net goodwill balance was reduced to $0. The impairment results from the deteriorating market conditions in Asia and the November 2, 2000 decision, as approved by the Board of Directors, to sell all assets not related to its core outsourcing business, including its Asia-based businesses.

Asia.com Acquisitions

During the second quarter of 2000, Asia.com acquired three companies for approximately $18.4 million, including acquisition costs. Payment consisted of cash approximating $500,000, 1,926,180 shares of EasyLink Class A common stock valued at approximately $11.6 million and 4,673,448 shares of Asia.com Class A common stock valued at approximately $6.1 million, all of which were based upon the Company's average trading price at the date of acquisition. These acquisitions have been accounted for as purchase business combinations. The excess of the purchase price over the fair market value has been allocated to goodwill ($17.8 million) and is being amortized over a period of three years, the expected estimated period of benefit. During the fourth quarter of 2000, approximately $12 million of goodwill was written off as the Company determined that the carrying value of the goodwill associated with one of these acquisitions, focused in the wireless sector had become permanently impaired. During the first quarter of 2001, an additional $3.1 million of goodwill was written off as a restructuring charge as the Company determined that the carrying value of the goodwill associated with the acquisition focused in the wireless sector had become permanently impaired. After giving effect to the write-off, the net goodwill balance was reduced to $0. The impairment charge resulted from the deteriorating market conditions in Asia and the November 2, 2000 decision, as approved by the Board of Directors, to sell all assets not related to its core outsourcing business, including its Asia-based businesses.

Under a purchase agreement associated with one of these acquisitions, the Company agreed to pay a contingent payment of up to $5 million if certain wireless revenue targets were achieved after the closing. The contingent payment is payable in EasyLink Class A common stock, cash or, under certain circumstances, Asia.com Class A common stock. Since Asia.com is no longer pursuing its wireless business, management does not expect to achieve these wireless revenue targets and, accordingly, does not expect to issue any additional consideration.

Under a purchase agreement associated with another of these acquisitions, Asia.com committed to deliver to the seller additional shares of EasyLink Class A common stock based upon the achievement of certain business objectives. Pursuant to this arrangement, the Company may be obligated to issue up to approximately 464,000 shares of its Class A common stock to satisfy this commitment.

Mauritius Entity

On March 31, 2000, the Company acquired 100% of a Mauritius entity, which in turn owned 80% of an Indian subsidiary. The terms were $400,000 in cash and a $1 million 7% note payable one year from closing. The acquisition was accounted for as a purchase business combination. The excess of the purchase price over the fair market value of the assets acquired and assumed liabilities of the Mauritius entity has been allocated to goodwill ($2.1 million). Goodwill was being amortized over a period of five years, the expected estimated period of benefit. See Note 12 for information on the resolution of the note payable.

In June 2000, the Company acquired, through the Mauritius entity, the remaining 20% of the Indian subsidiary for $2.2 million. The acquisition was accounted for as a purchase business combination. The excess of the purchase price over the fair market value of the assets acquired has been allocated to goodwill ($2.2 million), and was being amortized over a period of five years, the expected estimated period of benefit. During the second quarter of 2001, management determined that the value of the goodwill associated with the Mauritius entity had become impaired, based upon the proceeds, if any, expected upon the sale of India.com. As a result, the Company wrote off approximately $3.2 million of goodwill. After giving effect to the write-off, the net goodwill balance was reduced to $0.

In connection with the Mauritius acquisition, the Company incurred a $1.8 million charge related to the issuance of 104,347 shares of Class A common stock, as compensation for services performed, $200,000 cash and an additional $200,000 payable in EasyLink Class A common stock as compensation for employees in June 2000.

India Acquisition

During the second quarter of 2001, the Company acquired a US and India based company for approximately $600,000, including acquisition costs. The terms were $300,000 in cash and 196,000 shares of EasyLink Class A common stock valued at approximately $273,000 based upon our average trading price surrounding the date of acquisition. The acquisition was accounted for as a purchase business combination. The excess of the purchase price over the fair market value of the assets acquired and assumed liabilities has been allocated to goodwill ($831,000), which is being amortized over a period of three years, the expected estimated period of benefit.

TCOM

During the first quarter of 2001, management determined that a portion of the carrying value of the other intangible assets associated with TCOM had become impaired due to the restructuring of the workforce that had generated those intangible assets upon acquisition in October 1999. As a result a restructuring charge of $4.3 million was recorded.

During the second quarter of 2001, the Company settled a contingent obligation with the former owners of TCOM by issuing 1,620,333 shares of its Class A common stock valued at approximately $1.3 million and paying cash of $300,000. The Company determined that the value of the other intangible assets, primarily workforce, had become further impaired due to the resignation of the remaining workforce, and accordingly recorded an impairment charge of approximately $1.3 million during the second quarter of 2001. After giving effect to the write-off, the net goodwill balance was reduced to $0.

Messaging Acquisitions

During the third quarter of 2000, the Company acquired two companies by issuing 710,195 shares of its Class A common stock valued at approximately $4.3 million based upon the Company's average trading price at the date of acquisition. These acquisitions were accounted for a s a purchase business combination. During the second quarter of 2001, approximately $826,000 of goodwill was written off as the management determined that the carrying value of the goodwill associated with one of these acquisitions had become permanently impaired. After giving effect to the write-off, the net goodwill balance associated attributable to that acquisition was reduced to $0.

Pro Forma Information

The following unaudited pro forma consolidated amounts give effect to the acquisitions made after January 1, 2000 as if they had occurred on January 1, 2000, by consolidating their results of operations with the results of EasyLink for the three and six months ended June 30, 2001 and 2000. Consolidated results are not necessarily indicative of the operating results that would have been achieved had the transactions been in effect as of the beginning of the periods presented and should not be construed as being representative of future operating results.

                                                                               Three Months Ended
                                                                                     June 30,
                                                                                     --------
                                                                 (In Thousands, Except Per Share Amounts)
                                                                      2001                        2000
                                                                      ----                        ----

Revenues........................................................     $35,661                    $ 54,103
Loss before extraordinary gain..................................    $(58,781)                   $(46,617)
Extraordinary gain..............................................      $1,079                         --
Net loss........................................................    $(57,702)                   $(46,617)

Net loss per share - basic and diluted:
Loss before extraordinary gain..................................      $(0.67)                     $(0.61)
Extraordinary gain..............................................       $0.01                        $--
Net loss........................................................      $(0.66)                     $(0.61)
Weighted average shares used in  calculation (1)                      87,981                      77,034

                                                                               Six Months Ended
                                                                                     June 30,

                                                                   (In Thousands, Except Per Share Amounts)
                                                                      2001                        2000
                                                                      ----                        ----

Revenues........................................................     $72,846                   $ 106,469
Loss before extraordinary gain..................................   $(166,537)                  $(100,420)
Extraordinary gain..............................................     $40,428                          --
Net loss........................................................   $(126,109)                  $(100,420)

Net loss per share -basic and diluted:
Loss before extraordinary gain..................................      $(1.96)                     $(1.35)
Extraordinary gain..............................................       $0.48                         $--
Net loss........................................................      $(1.48)                     $(1.35)
Weighted average shares used calculation (1)                          84,895                      74,559


        (1) The Company computes net loss per share in accordance with provisions of SFAS No. 128, "Earnings per Share". Basic net loss per share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period. The calculation of the weighted average number of shares outstanding assumes that 26,016,831 shares of EasyLink's common stock issued in connection with its acquisitions were outstanding for the entire period or date of inception, if later. The weighted average common shares used to compute pro forma basic net loss per share includes the actual weighted average common shares outstanding for the periods presented, respectively, plus the common shares issued in connection with the acquisitions from January 1, 2000 or date of inception if later. Diluted net loss per share is equal to basic net loss per share as common stock issuable upon exercise of the Company's employee stock options and upon exercise of outstanding warrants are not included because they are antidilutive. In future periods, the weighted-average shares used to compute diluted earnings per share will include the incremental shares of common stock relating to outstanding options and warrants to the extent such incremental shares are dilutive.

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

During 1999, the Company acquired an equity interest in 3Cube, Inc. ("3Cube"), which was accounted for under the cost method. Under the agreement, the Company paid $1.0 million in cash and issued 80,083 of its Class A common stock, valued at approximately $2.0 million, in exchange for 307,444 shares of 3Cube convertible preferred stock which represents an equity interest of less than 20% of 3Cube. On June 30, 2000, the Company made an additional investment in 3Cube, Inc. by issuing 255,049 shares of Class A common stock valued at approximately $1.5 million in exchange for 50,411 shares of 3Cube Series C Preferred Stock. At December 31, 2000, EasyLink owned preferred stock of 3Cube, representing an ownership interest of 21% of the combined common and preferred stock outstanding of 3Cube, Inc. Accordingly, the Company now accounts for this investment under the equity method of accounting. The change from the cost method to the equity method of accounting resulted in a decrease of the carrying value of the investment by $2.1 million. In addition, as a result of sequential declines in operating results of 3Cube, management made an assessment of the carrying value of its equity investment and determined that it was in excess of its estimated fair value. Accordingly, in December 2000, EasyLink wrote down the value of its investment in 3Cube by $200,000 as it determined that the decline in its value was other-than-temporary. During the first quarter of 2001, the Company further reduced its investment in 3Cube by $59,000 to $2 million, representing the value the Company received in August 2001 upon the liquidation of its investment.

On April 17, 2000, in exchange for $500,000 in cash, the Company acquired certain source code technologies, trademarks and related contracts relating to the InTandem collaboration product ("InTandem") from IntraACTIVE, Inc., a Delaware corporation (now named Bantu, Inc., "Bantu"). On the same date, the Company also paid Bantu an upfront fee of $500,000 for further development and support of the InTandem product. On the same date, pursuant to a Common Stock Purchase Agreement, the Company acquired shares of common stock of Bantu representing approximately 4.6 % of Bantu's outstanding capital stock in exchange for $1 million in cash and 462,963 shares of its Class A common stock, valued at approximately $3.6 million. Pursuant to the Common Stock Purchase Agreement, the Company also agreed to invest up to an additional $8 million in the form of shares of its Class A Common stock in Bantu in three separate increments of $4 million, $2 million and $2 million, respectively, based upon the achievement of certain milestones in exchange for additional shares of Bantu common stock representing 3.7%, 1.85% and 1.85%, respectively, of the outstanding common stock of Bantu as of April 17, 2000. The number of shares of the Company's Class A common stock issuable at each closing will be based on the greater of $9 per share and the average of the closing prices of the Company's Class A common stock over the five trading days prior to such closing date. In July 2000, the Company issued an additional 92,593 shares of its Class A common stock valued at approximately $590,000 to Bantu in accordance with a true-up provision in the Common Stock Purchase Agreement. In September 2000, the Company issued an additional 444,444 shares of its Class A common stock valued at approximately $2.9 million as payment for the achievement of a milestone indicated above. In January 2001, the Company issued an additional 222,222 shares of its Class A common stock valued at approximately $285,000 as payment for the achieved milestone indicated above. The Company accounts for this investment under the cost method. During the second quarter of 2001, management made an assessment of the carrying value of its investment, based upon an incremental investment made by a third party, and determined that the carrying value of this cost-based investment was permanently impaired as it was in excess of its estimated fair value. Accordingly, EasyLink wrote down the value of its investment in Bantu by $7.3 million as it determined that the decline in its value was other-than-temporary.

On June 30, 2000, the Company received 35,714 shares of common stock of Onview.com valued at $125,000 as payment for the Company's advertising services. During the second quarter of 2001, the Company determined that the value of this investment had become permanently impaired and recorded an impairment charge of $125,000.

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

On February 14, 2001, the Company entered into an additional note exchange agreement. Under the terms of the agreement, EasyLink issued $7,481,250 principal amount of a new series of 10% Senior Convertible Notes due January 8, 2006 in exchange for the cancellation of $21,375,000 principal amount of its 7% Convertible Subordinated Notes due February 1, 2005 (the "Subordinated Notes"). Pursuant to this note exchange agreement, on or about May 23, 2001, $2,531,250 in principal amount of these Senior Convertible Notes were exchanged for 1,420,714 shares of Class A common stock (the "Exchange Shares") leaving $4,950,000 in principal amount of this series of Senior Convertible Notes outstanding.

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

$7,481,250 of the Exchange Notes is convertible at any time at the option of the holder into Class A common stock at an initial conversion price equal to $1.50 per share. Also, $2,531,250 of the Exchange Notes was cancelled in exchange for the issuance of Exchange Shares as described above. The conversion price is subject to anti-dilution adjustments.

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

All of the above exchange transactions (other than the exchange of $2,531,250 of the Senior Convertible Notes described above, which closed on or about May 23,
2001) under the Exchange Note Agreements closed on March 28, 2001.

The above exchange transactions have been accounted for in accordance with Financial Accounting Standards Board Statement No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings." As a result of these exchanges, the Company recorded a $40.4 million extraordinary gain on the exchange of convertible notes during the six months ended June 30, 2001.

Because the total future cash payments specified by the new terms of the Exchange Notes, including both payments designated as interest and those designated as face amount, are less than the carrying amount of the Notes, the Company was required to reduce the carrying amount of the Notes, to an amount equal to the total future cash payments specified by the new terms and recognized a gain on exchange of payables equal to the amount of the reduction, less the applicable deferred financing costs associated with the original $100 million 7% Convertible Subordinated Notes of $2.2 million and new financing costs of $40,000.

In future periods, all payments under the terms of the Exchange Notes shall be accounted for as reductions of the carrying amount of the Exchange Notes, and no interest expense shall be recognized on the Exchange Notes for any period between the exchange dates and maturity dates of the Exchange Notes.

On January 8, 2001, the Company issued $10 million (subsequently increased to $10.26 million) of 10% Senior Convertible Notes due January 8, 2006 to an investor group. On March 19, 2001, the Company completed the issuance of $3.9 million principal amount of 10% Senior Convertible Notes due January 8, 2006 (together with the notes issued pursuant to the January 8, 2001 agreement, (the "Notes") to certain private investors. The Notes are unsecured, joint and several obligations of EasyLink and its subsidiaries Mail.com Business Messaging Services, Inc. and The Allegro Group, Inc. (collectively, the "Companies").

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

The $10.26 million principal amount of Notes issued pursuant to the January 8, 2001 agreement are secured by a pledge of the Company's and its wholly-owned subsidiary WORLD.com, Inc.'s share interest in its majority owned subsidiary India.com, Inc. The security interest will be released, among other circumstances, (i) upon repayment of the Notes and accrued interest thereon,
(ii) upon a sale, transfer or other disposition of the shares as permitted under the Note Purchase Agreement and the prepayment of Notes as become subject to prepayment in accordance with the Note Purchase Agreement, or (iii) if EasyLink raises at least $35 million in cash proceeds from the sale of assets (including the pledged shares) or from the issuance of certain additional debt or equity financings on or before April 30, 2001.

The net proceeds of the issuance of the $10.26 million principal amount of Notes issued pursuant to the January 8, 2001 agreement were used to fund a portion of the purchase price payable by Swift Telecommunications, Inc. for the acquisition of the AT&T EasyLink Services business and for working capital and other general corporate purposes.

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

During the second quarter of 2001, the Company issued an aggregate of $550,000, 10% Senior Convertible Notes Due January 8, 2006 to certain vendors in exchange for settlement of its obligations to those vendors. Terms of the notes are similar to those notes that were issued on January 8, 2001.

In connection with the acquisition of STI, the Company assumed a $35 million note from STI and issued a $9.2 million unsecured note to the former shareholder of STI as partial payment (see Note 2 for additional information). See Note 12 - Restrucuring of certain debt and lease obligations.

Notes payable include the following, in thousands

                                                                              June 30, 2001       December 31, 2000
                                                                              -------------       -----------------

1997 16% Convertible Note Due December 2001                                        $20                   $91
1998 Floating rate note payable due March 2001                                       -                    50
1998 9.25% note payable due March 2001                                               -                    15
1998 16% Note payable due June 2002                                                344                   497
1999 16% Note payable due December 2003                                            393                   529
2000 7% note payable due March 2001                                              1,000                 1,000
2000 7% Convertible Subordinated Notes due February 2005                        24,095               100,000
2001 10% Senior Convertible Notes due January 2006                              44,624                    --
2001 10% Note due February 2005                                                 33,540                    --
2001 Non interest bearing note payable to former shareholder of STI              7,660                    --
2001 Non interest bearing note payable to former shareholder of STI              1,813                    --
                                                                                 -----                    --

Total Notes Payable                                                            113,489               102,182
Less current portion                                                            17,695                 1,861
                                                                                ------                 -----
Non current portion                                                            $95,794              $100,321
                                                                               =======              ========

See Note 12 - Restrucuring of certain debt and lease obligations

(5)  Partner Agreements

The Company had entered into many partner agreements that were associated with the Company's advertising network. Included in these agreements were percentage of revenue sharing agreements, miscellaneous fees and other customer acquisition costs with EasyLink partners. The revenue sharing agreements varied for each party but typically were based on selected revenues, as defined, or on a per sign-up basis.

In August 1998, the Company entered into a two-year agreement with CNN. In consideration of the advertising, subscription and customer acquisition opportunities, CNN received 253,532 shares of Class A common stock upon the commencement of the contract at $3.50 per share, the fair market value of EasyLink's common stock on the date of grant, or $887,000. CNN also had the right to receive a portion of the Company's selected revenues under the agreement, as defined. The value of the stock issuance was recorded in the balance sheet as partner advances and was amortized ratably to amortization expense over the contract term. The launch of the services coincided with the contract date. The Company recorded approximately $111,000 and $222,000 of amortization expense for the three and six-month periods ended June 30, 2000.

Prior to May 1, 1999, the Company was required to issue to CNET, Snap and NBC Multimedia shares of its Class A common stock for each member who registers at their sites. On May 1, 1999, the Company entered into an agreement to settle in full its contingent obligation to issue shares of its Class A common stock to CNET, Snap and NBC Multimedia as described above. Pursuant to this agreement, the Company issued upon the closing of its initial public offering in June 1999, 2,368,907 shares of Class A common stock at a value of $7.00 per share in the aggregate to CNET and Snap and 210,000 shares of Class A common stock at a value of $7.00 per share to NBC Multimedia. The Company capitalized $18 million in connection with the issuance of these shares and has ratably amortized the amount over the period from the closing of the initial public offering (June 23, 1999) through May 2001. The Company recorded approximately $2.3 million of amortization expense for the three months ended June 30, 2000 and $2.3 million and $4.6 million for the six months ended June 30, 2001 and 2000, respectively. The remaining $1.5 million of unamortized costs were written off as a part of the loss on the sale of the advertising network during the first quarter of 2001.

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

Under the terms of the Master Lease Agreement, the Company has the option to purchase the equipment at the then fair market value of the equipment at lease expiration. In December 2000, GATX reduced the $12 million line to $10.4 million. The amount that was outstanding at June 30, 2001 was $8.1 million.

On March 31, 2000, the Company entered into a $2 million Master Lease Agreement with Leasing Technologies International, Inc. The lease line provides for the lease of new, brand name computers, office automation and other equipment. Terms of individual leases signed under the Master Lease Agreement call for a 36-month lease term, rent payable monthly in advance. The effective interest rate is 14.7% and is adjustable based on prime. In addition, a security deposit equal to one month's rent is payable at each individual lease inception. In December 2000, Leasing Technologies reduced the $2 million line to $1.2 million. The amount that was drawn down and outstanding at June 30, 2001 was $874,000.

Under the terms of the Master Lease Agreement, at the end of the lease term, the Company has the option to either purchase or return the equipment at a set percent of the original price, or extend the lease term by twelve months. In the latter case, the lease terms provide for a discounted monthly rental and a bargain purchase option at the expiration of the twelve-month extension.

Approximately $21 million of our outstanding lease obligations have been classified as current liabilities. The lessors under such lease obligations have permitted the Company to defer current payments under such obligations pending satisfactory completion of negotiations with such lessors and certain other creditors for the restructuring of these obligations and certain other debt. If the restructuring is successfully completed, any remaining portion of these obligations that are due and payable more than 12 months after the closing of the restructuring will be reclassified from short-term to long-term liabilities (See Note 12 - Restrucuring of certain debt and lease obligations).


(7)  Warrants

In June 2001, the Company issued warrants to purchase 500,000 shares of EasyLink Class A common stock, 250,000 to each of two individuals associated with an investment bank that is assisting the Company in raising funds through a private placement. The warrants shall vest and become exercisable by each holder in two separate tranches: (i) 125,000 shares of EasyLink Class A common stock shall vest immediately on the date that the investment bank initiates marketing of, and presents to its sales force in connection with, the proposed private placement on behalf of the Company; and (ii) an additional 125,000 shares of common stock shall vest upon the earlier of: (i) at the discretion of the management of the Company, on the date that is sixty days after the date hereof; or (ii) the consummation of a transaction by the Company with a strategic partner. The Company recorded a deferred cost of approximately $115,000 in the aggregate as a result of the issuance of these warrants and will amortize them as services are rendered are over the vesting period, as appropriate.

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

(8)  Business Segments

The Company's two business segments are Messaging and Domain Development, the latter being attributable to the formation of WORLD.com. The following table presents summarized financial information related to the business segments for the three and six months ended June 30, 2001 and 2000, in thousands:

                                                                                  Three Months Ended June 30,

                                                                               2001                     2000
                                                                               ----                     ----

Revenue:
Messaging...........................................................           $33,858                  $13,592
Domain development..................................................             2,169                    1,431
                                                                               -------                  -------

            Total revenue...........................................           $36,027                  $15,023
                                                                               =======                  =======

Cost of revenues:
Total Messaging.....................................................           $22,122                  $12,435
Domain development..................................................             2,156                    1,460
                                                                                 -----                    -----

            Total cost of revenue...................................           $24,278                 $,13,895
                                                                               =======                 ========

Operating expenses, excluding cost of revenue
            Messaging...............................................           $50,044                  $36,890
            Domain development......................................            12,078                   11,971
                                                                               -------                  -------

            Total operating expenses, excluding cost of revenue                $62,122                  $48,861
                                                                               =======                  =======


                                                                                  Six Months Ended June 30,

                                                                               2001                     2000
                                                                               ----                     ----

Revenue:
Messaging...........................................................           $53,580                  $23,543
Domain development..................................................             4,793                   1,431
                                                                               -------                  ------

            Total revenue...........................................           $58,373                  $24,974
                                                                               =======                  =======

Cost of revenues:
Total Messaging.....................................................           $40,256                  $22,278
Domain development..................................................             5,060                    1,478
                                                                               -------                  -------

            Total cost of revenue...................................           $45,316                  $23,756
                                                                               =======                  =======

Operating expenses, excluding cost of revenue
            Messaging...............................................          $ 65,893                  $76,003
            Domain development......................................           100,034                   15,573
                                                                              --------                  -------

            Total operating expenses, excluding cost of revenue               $165,927                  $91,576
                                                                              ========                  =======

The following table reconciles total assets for business segments to consolidated assets, in thousands:


                                         June 30,        December 31,
                                           2001              2000
                                           ----              ----

Identifiable Assets
Messaging.............................   $258,664          $252,575
Domain development....................      6,363            74,491
Inter-segment eliminations                  2,920             3,195
                                         --------          --------

Consolidated assets...................   $267,947          $330,261
                                         ========          ========

The following table presents certain segment information, in thousands:

                                                               Domain
                                           Messaging          Development         Total

Three months ended June 30, 2001

Restructuring charges...............         $13,098             4,496           $17,594
Impairment charges..................          $9,612             4,527           $14,139
Loss on sale of businesses                    $   --               264              $264

                                                               Domain
                                           Messaging          Development         Total

Six months ended June 30, 2001

Restructuring charges...............        $25,338            46,675            $72,013
Impairment charges..................        $12,280             8,094            $20,374
Loss on sale of businesses..........         $2,327               264             $2,591

(9)  Restructuring Charges

During the six months ended June 30, 2001, a restructuring charge of $72.0 million was recorded by the Company in accordance with the provisions of EITF 94-3, and Staff Accounting Bulletin 100. The Company's restructuring initiatives are related to our strategic decisions to exit the consumer messaging business and WORLD.com business and to focus on the Company's outsourced messaging business.

During the first half of 2001, the Company's restructuring program included an incremental reduction in the workforce of approximately 150 employees. In addition, asset disposals of $68.6 million reflect write-downs of goodwill and other intangible assets of $44.5 million primarily in connection with management's decision to sell its WORLD.com properties, the majority of which related to its Asian portal businesses (see Note 2), and a write-down of $24.1 million of excess fixed assets and other assets to their net realizable values.

The following sets forth the activity in the Company's restructuring reserve (in thousands):

                              Beginning        Current year-      Current year-     Ending
                               balance           provision        utilization       balance
                               -------           ---------        -----------       -------

Employee termination
benefits................          $559             $2,376            $2,324            $611
Lease abandonments               3,136              1,034             3,030           1,140
Asset disposals.......              --             68,601            68,601              --
Other exit costs......             353                  2               313              42
                                ------            -------           -------          ------

                                $4,048            $72,013           $74,268          $1,793
                                ======            =======           =======          ======

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

The Company entered into a Bridge Funding and Amendment Agreement (the "Bridge Funding Agreement"). Under the Bridge Funding Agreement, the Company may borrow up to $5 million from its majority-owned subsidiary India.com pursuant to a bridge note (the "Bridge Note"). Under the Bridge Funding Agreement, the Company committed to issue to India.com warrants to purchase 200,000 shares of EasyLink's Class A common stock at an exercise price of $1.30 per share in consideration of the commitment under the Bridge Funding Agreement. In addition, India.com was entitled to receive warrants to purchase an additional 160,000 shares of EasyLink Class A common stock for each $1 million drawn down by the Company under the Bridge Funding Agreement. As of June 30, 2001, $5 million has been drawn down and an additional 800,000 warrants have been issued at exercise prices ranging from $0.62 to $1.40 per warrant.

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

In consideration of the commitments under the Bridge Funding Agreement, the Company agreed to reduce the minimum price at which the holders of shares of Series A Convertible Exchangeable Preferred Stock of India.com (the "India Preferred Stock") may exchange such shares for EasyLink Class A common stock. Under the Exchange Agreement dated September 13, 2000, the holders of India Preferred Stock had a one-time right during the sixty-day period commencing September 13, 2001 to exchange shares of India Preferred Stock for EasyLink Class A common stock based on the original purchase price for the India Preferred Stock divided by the market price of EasyLink stock on September 13, 2001, subject to a floor on the exchange price of $4.50 and a cap of $6.00. The aggregate original purchase price for the India Preferred Stock was $14.2 million. In consideration of the Bridge Funding Agreement, the period during which the one-time exchange right may be exercised was changed from the 60-day period immediately after September 13, 2001 to the 60-day period immediately after December 31, 2001. In addition, the floor price at which shares of EasyLink Class A common stock may be issued upon the exchange was reduced from $4.50 per share to $3.00 per share immediately and will be further reduced to $1.25 per share for a percentage of the total number of shares of India Preferred Stock that is equal to the percentage of the Bridge Note drawn down. Please see Note 12 for subsequent information regarding the cancellation of these warrants and repayment obligations.

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

(12)  Subsequent Events

Issuance of Common Stock

On July 6, 2001, the Company paid approximately $187,000 and issued 400,000 shares of its Class A common stock valued at $204,000 to a former landlord as settlement for a default of rental payments and for the release of the Company from its former headquarters' lease.

Amendment of India.com, Inc. Exchange Agreement

Pursuant to an Exchange Agreement Amendment entered into on July 17,2001 (the "Exchange Agreement Amendment") between EasyLink Services Corporation (the "Company" or "EasyLink") and the holders of shares of Series A Convertible Exchangeable Preferred Stock of the Company's majority-owned subsidiary India.com, Inc. (the "India Preferred Stock"), the holders of 99.3% of the outstanding shares of India Preferred Stock have exercised their right to exchange their shares of India Preferred Stock for shares of the Company's Class A common stock on the terms described herein. The Company entered into the Exchange Agreement Amendment in connection with the elimination of its obligations under the $5 million aggregate principal amount of bridge notes and warrants to purchase an aggregate of 1 million shares of the Company's Class A common stock issued to India.com.

Under the Exchange Agreement originally dated September 13, 2000, as amended as of February 5, 2001, the holders of shares of the India Preferred Stock had a right during the period from September 13, 2001 until December 31,2001 to exchange shares of India Preferred Stock for EasyLink Class A common stock based on the original purchase price for the India Preferred Stock divided by the market price of EasyLink stock on September 13, 2001, subject to a floor on the exchange price of $1.25 and a cap of $6.00. The aggregate original purchase price for the India Preferred Stock was $14.2 million.

Pursuant to a Bridge Funding Agreement dated as of February 5, 2001, the Company issued to India.com $5 million in bridge notes and issued warrants to purchase 1,000,000 shares of EasyLink Class A common stock in exchange for $5 million of advances from India.com.

The Company entered into the Exchange Agreement Amendment on July 17, 2001 in connection with the elimination of the Company's obligations under the $5 million aggregate principal amount of bridge notes and warrants to purchase an aggregate of 1 million shares of the Company's Class A common stock issued to India.com. Pursuant to the Exchange Agreement Amendment, the holders of 99.3% of the outstanding shares of India Preferred Stock have agreed to exercise the exchange right immediately based on the average of the closing market prices of EasyLink stock over the five trading days ending on September 13, 2001, subject to a floor on the exchange price of $1.00 and a cap of $3.00 and subject to adjustment in certain circumstances. In addition, if the shares of Class A common stock issued in the exchange have not been registered for resale under an effective registration statement by December 31, 2001, EasyLink has agreed to issue to the former holders of India Preferred Stock an aggregate of 100,000 shares of its Class A common stock per month for each month after December
31, 2001 until the earlier of (i) the effectiveness of such a registration statement and (ii) the date on which such shares are eligible for resale pursuant to Rule 144 promulgated under the Securities Act. Based on the floor exchange price of $1.00 per share, the maximum number of shares the Company would expect to issue is approximately 14.2 million shares of Class A common stock.

The consummation of the above exchange on or after September 13, 2001 is subject to compliance with NASDAQ requirements.

Acquisition of GN Comtext

On July 12, 2001, the Company entered into an agreement to acquire the assets of GN Comtext ("GN") for $1. Also an agreement calling for $3 million annual telecom services through July 2003 between the Company and GN will be cancelled. Additionally, the Company will receive a $1 million unsecured interest free loan from the former parent company of GN, payable on December 31, 2001; will receive approximately $175,000 for transition services during the third quarter of 2001 and will collect and retain a percentage of certain accounts receivable collected on behalf of GN. GN Comtext offers value-added messaging services to over 3000 customers ranging from small business to multi-national companies around the world.

Multiple Zones, Inc. Promissory Note

On July 13, 2001, EasyLink entered into an agreement with Multiple Zones, Inc. regarding payment of a $1 million promissory note. Pursuant to the agreement, EasyLink paid Multiple Zones, Inc. $200,000 in cash on July 16, 2001. Additionally, $400,000 of the original promissory note shall be converted into shares of EasyLink Class A common stock, the number of shares to be issued shall be determined based upon the average sales price of the Class A Common Stock over the ten (10) trading days immediately preceding the earlier of (a) the filing of a registration statement for the resale of the shares, and (b) the date on which EasyLink enables Multiple Zones to resell the shares or receive the economic benefit of such resale, but in any event shall not exceed 1,250,000 shares (such number to be appropriately adjusted in the event of any stock split, stock dividend or stock combination having similar effect). EasyLink shall undertake to file an S-3 registration statement with the United States Securities and Exchange Commission ("SEC"), or such other registration statement as necessary to register the Settlement Shares with the SEC to permit public resale of those shares by Multiple Zones as soon as practicable after execution of the Settlement Agreement, but in no event later than September 30, 2001. An additional payment of $430,000 shall be paid to Multiple Zones upon the earlier of (i) the closing of the sale of Multiple Zones Mauritius, Ltd. or Multiple Zones Pvt., Ltd. or their respective successors; or (ii) September 30, 2001.

Restructuring of Certain Debt and Lease Obligations

The Company has entered into debt restructuring negotiations with AT&T with respect to its promissory note in the outstanding principal amount of $33.5 million, George Abi Zeid (the former sole shareholder of STI and a current director and officer of EasyLink) with respect to his promissory note in the outstanding principal amount of $9.2 million and lessors under approximately
$21 million of lease obligations. AT&T, Mr. Abi Zeid and the lessors have permitted the Company to defer current payments under these notes and lease obligations pending successful completion of the debt restructuring negotiations and satisfaction of all conditions precedent to the implementation of any restructuring. AT&T, Mr. Abi Zeid and the lessors may terminate the deferrals at any time prior to implementation of definitive restructuring agreements. No assurance can be given that the Company will successfully complete the proposed debt restructurings on acceptable terms or at all.

On August 13, 2001, EasyLink entered into a Modification Agreement with one of its lessors with respect to approximately $8.6 million of lease obligations. Under the terms of the agreement, (i) EasyLink is obligated to return the leased equipment subject to item (ii) at EasyLink's expense within 60 days; (ii) EasyLink has agreed to purchase for 15% of the original equipment cost any and all of the leased assets that the lessor does not request to be returned by August 31, 2001, with payment being made no later than the earlier of the completion of certain capital raising or October 31, 2001 and (iii) subject to satisfaction of the conditions described below for completion of the further restructuring of the lease obligations, all present and future payment obligations under the lease have been converted into a promissory note in the principal amount of approximately $8.6 million, payable on demand after October 31, 2001, bearing interest at an annual rate of 12%.

If EasyLink (i) raises a minimum of $10 million of capital by October 31, 2001 and (ii) enters into restructuring agreements with AT&T with respect to its outstanding note, George Abi Zeid with respect to his outstanding note and lessors holding substantially all of its equipment lease obligations on terms and conditions taken as a whole that are not more favorable to such parties than the terms of the Modification Agreement, then the $8.6 million promissory note issued pursuant to the Modification Agreement will be converted into (i) a convertible promissory note (the "Note") in the reduced principal amount of approximately $2.6 million, (ii) 2,510,000 shares of EasyLink Class A common stock and (iii) warrants to purchase 2,510,000 shares of EasyLink Class A common stock. The Note will be due June 1, 2006 and will bear interest at the rate of 12% per annum, payable semi-annually commencing on the third anniversary. The Note will be convertible into shares of EasyLink Class A common stock at an exercise price of $1.00 per share at any time during the term of the Note. EasyLink may irrevocably elect, within 30 days written notice, to prepay any of the outstanding balance of the Note or any portion thereof plus accrued interest for cash. EasyLink is required to file a registration statement covering the resale of the shares and shares issuable upon exercise of the warrants within 45 days from closing. The warrants will have an expiration date 10 years from the date of issuance and will have an exercise price equal to the average of the closing price of the Class A common stock over the 30 trading days ending two days before the closing of the restructuring.

The Company has entered into discussions with its other equipment lessors, AT&T and Mr. Abi Zeid regarding the proposed restructuring of their lease or debt obligations under terms and conditions similar to the terms and conditions under the Modification Agreement. No assurance can be given that the Company will successfully complete its proposed debt and lease restructuring on acceptable terms or at all or that it will be able to meet the conditions precedent to implement the proposed restructuring under the Modification Agreement described above or any similar agreement entered into with any other party.

Special Meeting of Stockholders

The Company has called a special meeting of stockholders to be held on August 29, 2001 to consider nine separate amendments to amend the Amended and Restated Certificate of Incorporation, as amended, to enable the Company to effect one or more reverse stock splits, ranging from a one-for-two reverse split to a one-for-ten reverse split of all of the Company's Class A common stock and Class B common stock in order to seek to maintain the listing of its Class A common stock on the NASDAQ National Market and to facilitate the Company's ability to raise additional equity capital. If approved by the Company's stockholders at the special meeting, the Board of Directors of the Company may implement one or more of or abandon any or all of the proposed amendments until 8 months after the special meeting.

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

Unless otherwise indicated or the context otherwise requires, all references to "we," "us," "our" and similar terms refer to EasyLink Services Corporation and its direct and indirect subsidiaries.

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

Until March 30, 2001, we also offered advertising services and consumer e-mail services to Web sites, ISP's and direct to consumers. In this market, we provided Web-based e-mail services or WebMail to Internet Service Providers
(ISPs) including several of the world's top ISPs, and we partnered with top branded Web sites to provide WebMail services to their users. In addition, we served the market directly through our flagship web site www.mail.com. On October 26, 2000, the Company announced its intention to sell its advertising network business and stated that it will focus exclusively on its established outsourced messaging business. The Company also announced that as a result of its decision to focus on its outsourced messaging business, it is streamlining the organization, taking advantage of lower cost areas and further integrating its technological and operational infrastructures. On March 30, 2001, we completed the sale of our advertising network and consumer e-mail business to Net2Phone for $3 million in cash at the closing and on April 13, 2001, received an additional $500,000 based upon the achievement of certain milestones by EasyLink. In connection with the sale, we entered into a hosting agreement under which we will host or arrange to host the consumer e-mailboxes for Net2Phone for a minimum of one year. During the second quarter of 2001, we completed the migration of the hosting of these consumer e-mailboxes to a third party provider whom we pay for this service.

In March 2000, EasyLink formed WORLD.com to develop the Company's extensive portfolio of domain names into major Web properties, such as Asia.com and India.com, which serve the worldwide business-to-business and business-to-consumer marketplace. Through its subsidiaries, WORLD.com generates revenues primarily from sales of information technology products, system integration and website development for other companies, advertising related sales and commissions earned from booking travel arrangements. On November 2, 2000, the Company announced that it will sell all assets not related to its core outsourced messaging business, including its Asia.com, Inc., and India.com, Inc. subsidiaries, and its portfolio of category-defining domain names. On May 3, 2001, the Company's majority owned subsidiary Asia.com, Inc. sold its business to an investor group. See Notes 1 and 2 to our unaudited condensed consolidated financial statements for additional information.

For the quarter ended June 30, 2001, total revenues were $36 million compared to $15 million for the quarter ended June 30, 2000. Net loss was $59.1 million for the quarter ended June 30, 2001 as compared to $47.9 million for the quarter ended June 30, 2000. For the six months ended June 30, 2001, total revenues were $58.4 million compared to $25 million for the six months ended June 30, 2000. Net loss was $127.7 million for the six months ended June 30, 2001 as compared to $90.4 million for the six months ended June 30, 2000.

During the first six months of 2001, we generated approximately 89% of our revenues from business messaging services and approximately 3% of our revenue from the advertising network business. We also generated approximately 8% of our revenues from the sales of information technology products and the provision of local content and other Internet services associated with WORLD.com. During the first six months of 2000, we generated approximately 52% of our revenues from business messaging services, approximately 42% of our revenue from the advertising network business and approximately 6% of our revenues from the sales of information technology products and the provision of local content and other Internet services associated with WORLD.com.

For the six months ended June 30, 2001 and 2000, approximately $54 million and $11 million, respectively, of our revenue was generated from companies we acquired since January 1, 2000. As indicated in Note 1 of the notes to our unaudited condensed consolidated financial statements, in the future, our focus will be centered exclusively on the outsourced business messaging market.

Prior to March 30, 2001, advertising revenues were derived principally from the sale of banner advertisements. Other advertising revenue sources included up-front placement fees and promotions. The Company's advertising products consisted of banner advertisements that appeared on pages within the Company's properties, promotional sponsorships that were typically focused on a particular event and merchant buttons on targeted advertising inventory encouraging users to complete a transaction.

The Company also traded advertisements on its Web properties in exchange for advertisements on the Internet sites of other companies. Barter revenue, which is a component of advertising revenue, amounted to $563,000 and $434,000 for the six months ended June 30, 2001 and 2000, respectively. For the six months ended June 30, 2001 and 2000, barter expenses, which are a component of cost of revenues, were approximately $563,000 and $282,000, respectively.

Domain development revenues include revenues generated by WORLD.com and consist primarily of sales of information technology products. Revenues are also generated from system integration and website development, advertising, and commissions from booking travel arrangements. Revenues for the quarter ended June 30, 2001 were $2.2 million and compared to $1.4 million in the quarter ended June 30, 2000. For the six months ended June 30, 2001 domain development revenues were $4.8 million as compared to $1.4 million for the prior year period. On May 3, 2001, the Company's majority owned subsidiary Asia.com, Inc. sold its business to an investor group for $1.5 million in cash and assumed $1.5 million of liabilities.

Although we have experienced substantial growth in revenues in recent periods, we have incurred substantial operating losses since inception and will continue to incur substantial losses for the foreseeable future. As of June 30, 2001, we had an accumulated deficit of approximately $434.8 million.

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

STOCK AND WARRANT ISSUANCES

During the six months ended June 30, 2001, the Company issued 614,749 shares of Class A common stock to certain former employees of Asia.com and India.com as severance payments valued at approximately $655,000.

During the quarter ended June 30, 2001 we issued 317,460 shares and 604,230 shares, respectively of our Class A common stock to an investment bank as payment for services rendered in connection with the sale of our advertising network and to a vendor as payment for services.

In June 2001, we issued warrants to purchase 500,000 shares of EasyLink Class A common stock, 250,000 to each of two individuals associated with an investment bank that is assisting the Company in raising funds through a private placement. The warrants shall vest and become exercisable by each holder in two separate tranches: (i) 125,000 shares of EasyLink Class A common stock shall vest immediately on the date that the investment bank initiates marketing of, and presents to its sales force in connection with, the proposed private placement on behalf of the Company; and (ii) an additional 125,000 shares of Common Stock shall vest upon the earlier of: (i) at the discretion of the management of the Company, on the date that is sixty days after the date hereof; or (ii) the consummation of a transaction by the Company with a strategic partner. We recorded a deferred cost of approximately $115,000 in the aggregate as a result of the issuance of these warrants and will amortize them as services are rendered are over the vesting period, as appropriate.

Under an agreement with CNN entered into August 1998, we issued 253,532 shares of our Class A common stock upon execution of a contract in August 1998. We agreed to issue the shares in anticipation of CNN's fulfillment of promotional obligations under the contract. We capitalized approximately $887,000 as a partner advance, the market value of the stock we issued and then amortized that amount over the length of the contract. During the three and six month periods ended June 30, 2000 we recorded approximately $111,000 and $222,000, respectively, of amortization expense for this agreement and this amount is included in sales and marketing expenses.

Prior to May 1, 1999, we were required to issue to CNET, Snap and NBC Multimedia shares of our Class A common stock for each member who registers at their sites. On May 1, 1999, we entered into an agreement to settle in full its contingent obligation to issue shares of our Class A common stock to CNET, Snap and NBC Multimedia as described above. Pursuant to this agreement, we issued upon the closing of our initial public offering in June 1999, 2,368,907 shares of Class A common stock at a value of $7.00 per share in the aggregate to CNET and Snap and 210,000 shares of Class A common stock at a value of $7.00 per share to NBC Multimedia. We capitalized $18 million in connection with the issuance of these shares and are ratably amortizing the amount over the period from the closing of the initial public offering (June 23, 1999) through May 2001. We recorded approximately $2.3 million of amortization expense for the three months ended June 30, 2000. For the six months ended June 30, 2001 and 2000, we recorded approximately $2.3 million and $4.6 million of amortization expense. The remaining $1.5 million of unamortized costs were written off as a part of the loss on the sale of the advertising network.

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

During the six months ended June 30, 2000, the Company issued 104,347 shares of Class A common stock valued at approximately $1.8 million to an employee in lieu of compensation.

ACQUISITIONS, INVESTMENTS AND DIVESTITURES

On February 23, 2001, we acquired Swift Telecommunications, Inc., ("STI"). In January 2001, STI acquired the EasyLink Services business ("EasyLink Services") from AT&T Corp. STI, together with its newly acquired EasyLink Services business, is a global provider of messaging services such as telex, fax, electronic data interchange and e-mail.

At the closing of the acquisition by STI of the EasyLink Services business from AT&T, we advanced $14 million to STI in the form of a loan, the proceeds of which were used to fund part of the cash portion of the purchase price to AT&T. Upon the closing of the acquisition of STI, we assumed a $35 million note issued by STI to AT&T. The $35 million note is secured by the assets of STI, including the EasyLink Services business, and the shares of the Company's Class A common stock to be issued to the sole shareholder in the Merger. The note is payable in equal monthly installments over four years and bears interest at the rate of 10% per annum for the first six months of the note. Thereafter the rate is adjusted every six months equal to 1% plus the prime rate as listed in the Wall Street Journal on such date of adjustment. In the event of a non payment after such payment is due, the remainder of the unpaid balance shall accrue interest at a rate of 3% per annum above the rate previously described. The note is subject to mandatory prepayment upon the sale of specified assets of STI, including the EasyLink Services business, and in certain other events. The note also contains certain customary covenants and events of default, including limitations on our ability to incur additional indebtedness and to incur additional liens on the STI and EasyLink assets. AT&T has granted us the right to defer current payments under the note pending successful completion of discussions to restructure the indebtedness under the note. As of June 30, 2001, interest on the unpaid balance is accruing at a rate of 13% per annum. AT&T may terminate the deferral upon written notice at any time prior to implementation of any restructuring agreement.

Upon the closing of the acquisition of STI, we paid to the sole shareholder of STI $835,294 in cash and issued an unsecured note for approximately $9.2 million and 18,766,176 shares of the Company's Class A common stock valued at approximately $30.8 million as the purchase price for the acquisition of STI. We will also pay additional consideration to the sole shareholder of STI equal to the amount of the net proceeds, after satisfaction of certain liabilities of STI and its subsidiaries, from the sale or liquidation of the assets of one of STI's subsidiaries. We also reimbursed the sole shareholder of STI for a $1.5 million advance made to STI, the proceeds of which were used to fund the balance of the cash portion of the purchase price for STI's acquisition of the EasyLink Services business and certain other obligations to AT&T. The $9.2 million note will be payable in four equal semi-annual installments over two years and may be prepaid in whole or in part at any time and from time to time without payment of premium or penalty. The note will be non-interest bearing unless we fail to make a required payment within 30 days after the due date therefore. Thereafter, the note will bear interest at the rate of 1% per month. The note also contains certain customary events of default. The former sole shareholder of STI, who is now an officer of the Company, has granted us the right to defer current payments under the note pending successful completion of discussions to restructure the indebtedness under the note. The holder of the note may terminate the deferral upon written notice at any time prior to implementation of any restructuring agreement.

As part of the transaction with STI, we also agreed to acquire Telecom International, Inc. (which is an affiliate of STI and conducts business under the name "AlphaTel") and the 25% minority interests in two STI subsidiaries for $164,705 in cash, promissory notes in the aggregate principal amount of approximately $1.8 million and 3.7 million shares of EasyLink Class A common stock. These additional transactions are subject to execution and delivery of definitive documentation, satisfactory completion of due diligence, receipt of regulatory approvals and other customary conditions.

During the second quarter of 2001, we acquired a US and India based company for approximately $600,000, including acquisition costs. The terms were $300,000 in cash and 196,000 shares of EasyLink Class A common stock valued at approximately $273,000, based upon our average trading price surrounding the date of acquisition. The excess of the purchase price over the fair market value of the assets acquired and assumed liabilities has been allocated to goodwill ($831,000), which is being amortized over a period of three years, the expected period of benefit. The acquisition was accounted for as a purchase business combination.

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

During the fourth quarter of 2000, we wrote off approximately $7.8 million of goodwill, as it was determined that the carrying value had become permanently impaired as a result of our November 2, 2000 decision, as approved by the Board of Directors, to sell all assets not related to its core outsourcing business, including its Asia-based businesses. Additionally, as a result of the continued eroding market conditions in Asia and the decision to accelerate the divestiture during the first quarter of 2001, approximately $35 million of goodwill was written-off as it was determined that the carrying vale of the remaining goodwill had been permanently impaired. After giving effect to the write off, the net goodwill balance was reduced to $0. Please see the discussion on Impairment Charges included in the Results of Operations and Liquidity and Capital Resources sections below for additional information.

In addition, we were obligated to issue up to an additional 719,899 shares of EasyLink Class A common stock in the aggregate to the former stockholders of eLong.com if EasyLink or Asia.com acquires less than $50.0 million in value of businesses engaged in developing, marketing or providing consumer or business internet portals and related services focused on the Asian market or a portion thereof, or businesses in furtherance of such a business, prior to March 14, 2001. On May 3, 2001, in connection with the sale of eLong.com, we settled this obligation by issuing 75,000 shares of our Class A common stock valued at $51,000 to the former stockholders of eLong.com. We accounted for this transaction as part of the loss on the sale of Asia.com.

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

On May 3, 2001, our majority owned subsidiary Asia.com, Inc. sold its business to an investor group. Under the terms of the sale, the buyer paid Asia.com $1.5 million and assumed eLong.com liabilities of approximately $1.5 million. The consideration paid was determined as a result of negotiations between the buyer and EasyLink. In addition the Company issued 200,000 shares of its Class A common stock valued at approximately $138,000 to certain former shareholders in exchange for the cancellation of options issued upon the purchase of eLong.com, as described above. We accounted for this transaction as part of the sale of the business of Asia.com. As a result of the sale, we recorded a loss on the sale of eLong.com, Inc. of approximately $264,000.

During the first quarter of 2001, management determined that a portion of the carrying value of the other intangible assets associated with TCOM had become impaired due to the restructuring of the workforce that had generated those intangible assets upon acquisition in October 1999. As a result a restructuring charge of $4.3 million was recorded. During the second quarter of 2001, we settled a contingent obligation with the former owners of TCOM by issuing 1,620,333 shares of its Class A common stock valued at approximately $1.3 million and paying cash of $300,000. We determined that the value of the other intangible assets, primarily workforce, had become further impaired due to the resignation of the remaining workforce, and accordingly recorded an impairment charge of approximately $1.3 million during the second quarter of 2001. After giving effect to the write-off, the net goodwill balance was reduced to $0.

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

On March 31, 2000, we acquired a Mauritius entity, which in turn owned 80% of an Indian subsidiary, to facilitate future investments in India. The terms were $400,000 in cash and a $1 million 7% note payable due one year from closing. In June 2000, the Company acquired through the Mauritius entity the remaining 20% of the Indian subsidiary for $2.2 million in cash. In connection with this acquisition, we incurred a $1.8 million charge related to the issuance of 104,347 shares of Class A common stock, as compensation for services performed, and in June 2000, we paid $200,000 cash and an additional $200,000 payable in our Class A common stock as compensation for employees. During the second quarter of 2001, management determined that the value of the goodwill associated with the Mauritius entity had become impaired, based upon the expected proceeds of the sale of India.com. As a result the Company wrote off approximately $3.2 million of goodwill. After giving effect to the write-off, the net goodwill balance was reduced to $0.

On April 17, 2000, in exchange for $500,000 in cash, the Company acquired certain source code technologies, trademarks and related contracts relating to the InTandem collaboration product ("InTandem") from IntraACTIVE, Inc., a Delaware corporation (now named Bantu, Inc., "Bantu"). On the same date, the Company also paid Bantu an upfront fee of $500,000 for further development and support of the InTandem product. On the same date, pursuant to a Common Stock Purchase Agreement, the Company acquired shares of common stock of Bantu representing approximately 4.6% of Bantu's outstanding capital stock in exchange for $1 million in cash and 462,963 shares of our Class A common stock, valued at approximately $3.6 million. Pursuant to the Common Stock Purchase Agreement, the Company also agreed to invest up to an additional $8 million in the form of shares of our Class A Common stock in Bantu in three separate increments of $4 million, $2 million and $2 million, respectively, based upon the achievement of certain milestones in exchange for additional shares of Bantu common stock representing 3.7%, 1.85% and 1.85%, respectively, of the outstanding common stock of Bantu as of April 17, 2000. The number of shares of the Company's Class A common stock issuable at each closing will be based on the greater of $9 per share and the average of the closing prices of the Company's Class A common stock over the five trading days prior to such closing date. In July 2000, the Company issued an additional 92,593 shares of the Company's Class A common stock valued at approximately $590,000 to Bantu in accordance with a true-up provision in the Common Stock Purchase Agreement. In September 2000, the Company issued an additional 444,444 shares of our Class A common stock valued at approximately $2.9 million as payment for the achievement of a milestone indicated above. In January 2001, the Company issued an additional 222,222 shares of our Class A common stock valued at approximately $285,000 as payment for the achieved milestone indicated above. The Company accounts for this investment under the cost method. During the second quarter of 2001, management made an assessment of the carrying value of its investment, based upon an incremental investment by a third party, and determined that the carrying value of this cost-based investment was permanently impaired as it was in excess of its estimated fair value. Accordingly, we wrote down the value of its investment in Bantu by $7.3 million as we determined that the decline in its value was other-than-temporary.

During the second quarter of 2000, Asia.com acquired three companies for approximately $18.4 million, including acquisition costs. Payments consisted of cash approximating $500,000, 1,926,180 shares of our Class A common stock valued at approximately $11.6 million and 4,673,448 shares of Asia.com Class A common stock valued at approximately $6.1 million, all of which were based upon our average trading price on the dates of acquisition. During the fourth quarter of 2000, approximately $12 million of goodwill was written off as we determined that the carrying value of the goodwill associated with one of these acquisitions focused on the wireless sector had become permanently impaired as a result of our November 2, 2000 decision, as approved by the Board of Directors, to sell all assets not related to its core outsourcing business, including its Asia-based businesses. During the first quarter of 2001, an additional $3.1 million was written off as we determined that the carrying value of the goodwill associated with the acquisition focused on the wireless sector had become permanently impaired. After giving effect to the write-off, the net goodwill balance was reduced to $0. Please see the discussion on Restructuring Charges included in the Results of Operations section below for additional information.

Under a stock purchase agreement associated with one of the Asia.com acquisitions, we agreed to pay a contingent payment of up to $5 million if certain wireless revenue targets are reached after the closing. The contingent payment was payable shares of our Class A common stock, cash or, under certain circumstances, Asia.com Class A common stock. Since Asia.com is no longer pursuing its wireless business, management does not expect to achieve these wireless revenue targets and, accordingly, does not expect to issue any additional consideration.

On July 14, 1999, we purchased an equity interest in 3Cube, Inc ("3Cube"). Under the agreement, we paid $1.0 million in cash and issued 80,083 shares of our Class A common stock, valued at approximately $2.0 million, in exchange for 307,444 shares of 3Cube convertible preferred stock, which represents an equity interest of less than 20% in 3Cube. We recorded this transaction under the cost method. This agreement also included a technology licensing arrangement, whereby 3Cube agreed to integrate its Internet facsimile technology into our email service across our partner network. On June 30, 2000, the Company made an additional investment in 3Cube by issuing 255,049 shares of Class A common stock valued at approximately $1.5 million in exchange for 50,411 shares of 3Cube Series C Preferred Stock. As of December 31, 2000 we owned preferred stock of 3Cube representing an ownership interest of 21% of the combined common and preferred stock outstanding of 3Cube. Accordingly, we now account for this investment under the equity method of accounting. Under the equity method, our proportionate share of each investee's operating losses and amortization of the investor's net excess investment over its equity in each investee's net assets is included in loss on equity investments. The effect of this change from the cost method to the equity method of accounting resulted in a decrease of the carrying value of the investment by $2.1 million. In addition, in December 2000, we wrote down the value of our investment in 3Cube by $200,000 as it was determined that the decline in its value was other-than-temporary. During the first quarter of 2001, we further reduced our investment in 3Cube by $59,000 to $2 million, representing the amount we received upon the sale of our investment in August 2001.

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

On June 30, 2000, the Company received 35,714 shares of common stock of Onview.com valued at $125,000 as payment for the Company's advertising services. During the second quarter of 2001, the Company determined that the value of this investment had become permanently impaired and recorded an impairment charge of $125,000.

DEFERRED COMPENSATION

We have recorded amortization of deferred compensation of approximately $0 and $91,000 for the quarter ended June 30, 2001 and 2000, respectively, in connection with the grant of stock options to one of our officers. For the six months ended June 30, 2001 and 2000, we recorded $0 and $183,000 of amortization expense. This deferral, which totaled $1.1 million at the date of the grant, represented the difference between the deemed fair value of our common stock for accounting purposes and the exercise price of the options at the date of grant. This amount is represented as a reduction of stockholders' equity and amortized over the three-year vesting period. Amortization of deferred stock compensation is charged to sales and marketing expense on the statement of operations. During the fourth quarter of 2000, the officer's employment terminated and the remaining $387,000 of unamortized deferred compensation was charged to additional paid in capital, representing forfeited options.

During the second quarter of 1999, we issued 105,150 and 5,000 stock options to certain employees at $5.00 per share. The fair value of our common stock on the dates of grant was $11 and $7 per share, respectively. Accordingly, we recorded deferred compensation of approximately $641,000 in connection with these options. At March 31, 2001, all of the employees' employment was terminated and the remaining unamortized deferred compensation of $141,000 was charged to additional paid in capital, representing forfeited options.

As a result of our acquisition of the EasyLink services business from AT&T in February 2001, we recorded deferred compensation of approximately $509,000 associated with the issuance of our Class A common stock to certain employees. Amortization of deferred compensation associated with this issuance was approximately $127,000 and $212,000 for the three and six months ended June 30, 2001.

RESULTS OF OPERATIONS THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

Revenue

Revenues for the three months ended June 30, 2001 were $36 million, as compared to $15 million for the comparable period in 2000. Revenues for the six months ended June 30, 2001 were $58.4 million as compared to $25 million for the comparable period in 2000. The increases were due primarily to revenues generated from the business messaging market as well as revenues associated with our acquisition of STI on February 23, 2001. The second quarter of 2001 reflects a full quarter of revenues from STI.

Business messaging revenues for the three months ended June 30, 2001 were $33.9 million as compared to $7.4 million for the comparable period of 2000. For the six months ended June 30, 2001 and 2000, business messaging revenues were $51.9 million and 12.1 million, respectively. Business messaging revenues were derived from managed e-mail and groupware hosting services; services that protect corporate e-mail systems such as virus protection, spam control and content filtering services; message delivery services such as electronic data interchange or "EDI," telex, desktop fax, broadcast and production messaging services; and professional messaging services and support.

Advertising network revenues for the three months ended June 30, 2001 were $0 as compared to $5.9 million for the three months ended June 30, 2000. For the first six months of 2001 advertising network revenues were $1.7 million as compared to $10.5 million for the comparable period of 2000. On March 30, 2001, we sold our advertising network to Net2Phone, Inc. Net2Phone paid us $3 million in cash at the closing and on April 13, 2001, received an additional $500,000 based upon the achievement of certain milestones by us. In connection with the sale the parties entered into a hosting agreement whereby we will receive payments for hosting the consumer mailboxes for a minimum of one year. During the second quarter of 2001, we have completed the migration of the hosting of these consumer mailboxes to a third party provider whom we pay for this service.

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

The Company also traded advertisements on its Web properties in exchange for advertisements on the Internet sites of other companies. Barter revenue, which is a component of advertising revenue, amounted to $563,000 and $434,000 for the six months ended June 30, 2001 and 2000. For the six months ended June 30, 2001 and 2000, barter expenses, which are a component of cost of revenues, were approximately $563,000 and $282,000, respectively.

Domain development revenues were $2.2 million for the quarter ended June 30, 2001 as compared to $1.4 million for the quarter ended June 30, 2000. Domain development revenues were $4.8 million for the six months ended June 30, 2001 as compared to $1.4 million for the six months ended June 30, 2000. On May 3, 2001, the Company's majority owned subsidiary Asia.com, Inc. sold its business to an investor group. As a result, revenues associated with domain development will decline in the future.

OPERATING EXPENSES

Cost of Revenues

Cost of revenues for the three months ended June 30, 2001 was $24.3 million, as compared to $13.9 million for the comparable period in 2000. For the six months ended June 30, 2001 cost of revenues were $45.3 million as compared to $23.8 million in the comparable period of 2000. The increase in costs reflects the effects of increased revenue and higher margin products associated with our acquisition of Swift Telecommunications Inc. and the EasyLink Services businesses in February 2001. Gross margin for the three months ended June 30, 2001 improved to 33% as compared to 8% for the comparable period of 2000. Gross margin for the six months ended June 30, 2001 improved to 22% as compared to 5% for the comparable period of 2000. Cost of revenues consists primarily of costs incurred in the delivery and support of our facsimile services, including depreciation of equipment used in our computer systems, the cost of telecommunications services including local access charges, leased network backbone circuit costs and long distance domestic and international termination charges, and personnel costs associated with our systems, databases and graphics as well as our e-mail service. Cost of revenues also includes costs associated with licensing third party network software. In addition, as it related to our advertising network, we reported the cost of barter trades, amortization of certain domain assets in cost of revenues. For the three and six month periods ended June 30, 2001, cost of revenues reflects costs associated with Swift Telecommunications, Inc. and the EasyLink Services business which were acquired in February 2001, as well as a full six months of costs associated with NetMoves, which was acquired in February 2000 as well as WORLD.com, which we commenced during the first quarter of 2000. For the three and six months ended June 30, 2000, cost of revenues includes costs associated with our advertising network that was sold in March 2001 as well as the Asia.com business on May 3, 2001. During the first six months of 2001, barter expense was approximately $563,000 as compared to $282,000 during the comparable period in 2000. We anticipate that cost of revenues associated with our outsourced messaging business will increase.

Sales and Marketing Expenses

Sales and marketing expenses were $8.2 million for the three months ended June 30, 2001 as compared to $16.9 million for the comparable period in 2000. For the six months ended June 30, 2001 and 2000, sales and marketing costs were $20.5 million and 31.8 million, respectively. The $8.7 million and $11.3 million decreases was primarily due to the reduction and eventual elimination of expenditures associated with our advertising network in anticipation of and eventual sale of that business on March 30, 2001 and the sale of our Asia.com business on May 3, 2001. Partially offsetting these reductions was an increase in expenses as a result of the acquisition of STI. Included in this category are costs related to salaries and commissions for sales, marketing, and business development personnel. Prior to the sale of our advertising network, this category included costs associated with various advertising campaigns to build our brand. One of the primary components of sales and marketing expenses were customer acquisition costs related to our advertising network. Such costs were $1.4 million in the first six months of 2000. We are no longer incurring such costs in 2001. An amendment to the CNET, Snap and NBC agreement signed during the second quarter of 1999 eliminated the monthly issuance of shares, but required us to issue shares under the contract simultaneously with our initial public offering in June 1999. The value of these shares ($18.1 million) was being amortized over the subsequent two-year period. We recorded approximately $2.3 million of amortization expense in connection with the issuance of these shares during the three-month period ended June 30, 2000. Amortization expense for the six months ended June 30, 2001 and 2000 was $2.3 million and $4.6 million, respectively. We also recorded $0, and $111,000 in amortization of partner advances of shares to CNN for the quarter ended June 30, 2001 and 2000, respectively. Amortization expense for the six months ended June 30, 2001 and 2000 was $0 and 222,000, respectively. As previously mentioned, during the first quarter of 2000, the Company expensed $3.3 million of deferred costs related to the AT&T warrants. We anticipate that sales and marketing costs will decrease in the future.

General and Administrative

General and administrative expenses were $13.6 million during the three months ended June 30, 2001 as compared to $9.7 million during the comparable period of 2000. For the six months ended June 30, 2001, general and administrative costs were $25.5 million as compared to $18.4 million for the six months ended June 30, 2000. The $3.9 million and $7.1 million increase was attributable to higher costs associated with our acquisition of STI and the EasyLink Services business in February 2001, partially offset by reductions in expenses associated with our advertising network in anticipation of and eventual sale of that business on March 30, 2001 and the sale of our Asia.com business on May 3, 2001. At June 30, 2001, the number of employees was approximately 859, as compared to 1,229 at June 30, 2000. General and administrative expenses consist primarily of compensation and other employee costs including customer support and other corporate functions as well our provision for doubtful accounts and overhead expenses.

In connection with the Mauritius acquisition made during the first quarter of 2000, we incurred a $1.8 million charge related to the issuance of 104,347 shares of Class A common stock as compensation for services performed. We anticipate that general and administrative costs will decrease in subsequent periods showing the effect of transitioning support services from AT&T and integrating them with our internal services.

Product Development

Product development costs were $2.8 million for the three months ended June 30, 2001 as compared to $5.5 million in comparable period of 2000. For the six months ended June 30, 2001, product development costs were $6.2 million as compared to $9.1 million for the six months ended June 30, 2000. Product development costs consist primarily of personnel and consultants' time and expense to research, conceptualize, and test product launches and enhancements to e-mail products and our partners' and our e-mail web site. The decreases of $2.7 million and $2.9 million reflect the reduction of expenditures associated with outsourcing our consumer email platform to a third party and the sale of our Asia.com business on May 3, 2001. We anticipate that product development costs will remain steady in future periods.

Amortization of Goodwill and Other Intangible Assets and Write-off of Acquired In-Process Technology

Goodwill represents the excess of the purchase price over the fair market value of the net assets acquired and is being amortized over a 3 to 10 year period. Amortization of goodwill and other intangible assets for the three months ended June 30, 2001 was $13.0 million as compared to $16.7 for the three months ended June 30, 2000. Amortization of goodwill and other intangible assets for the six months ended June 30, 2001 was $28.8 million as compared to $24.6 million for the comparable period of 2000. The write-off of acquired in-process technology of $7.7 million was attributable to our acquisition of NetMoves in February 2000.

Restructuring Charges

During the first six months of 2001, we recorded a restructuring charge of $72.0 million in accordance with the provisions of EITF 94-3, and Staff Accounting Bulletin 100. Our restructuring initiatives are related to our strategic decisions to exit the consumer messaging business and WORLD.com business and to focus on the Company's outsourced messaging business.

During the first half of 2001, the Company's restructuring program included an incremental reduction in the workforce of approximately 150 employees. Asset disposals of $68.6 million reflect write-downs of goodwill and other intangible assets of $44.5 million primarily in connection with management's decision to sell its WORLD.com properties, the majority of which related to its Asian portal business (see Note 2), and a write-down of $24.1 million of excess fixed assets and other assets to their net realizable values.


The following sets forth the activity in the Company's restructuring reserve (in thousands):


                                                        Beginning      Current year-        Current year-      Ending
                                                         balance         provision           utilization       balance
                                                         -------       -------------        -----------       -------
Employee termination benefits ....................    $    559        $      2,376        $     2,324       $        611
Lease abandonments ...............................       3,136               1,034              3,030              1,140
Asset disposals ..................................          --              68,601             68,601                 --
Other exit costs .................................         353                   2                313                 42
                                                      --------        ------------       ------------       ------------

                                                      $  4,048        $     72,013       $     74,268       $      1,793
                                                      ========        ============       ============       ============

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

The e-mail addresses for many of the domains were sold to Net2Phone as part of the sale of the advertising network. As a result of this and eroding market conditions, management determined that the carrying value of many of these domains were impaired and recorded an impairment charge of $3.4 million to reduce the carrying value of these assets to anticipated values to be received from a third party in the first quarter of 2001.

During the second quarter of 2001, we recorded additional impairment charges of approximately $6.7 million as management determined that the carrying value of certain intangible and other assets were permanently impaired. This charge is comprised of write-downs to intangible assets, primarily workforce, of TCOM valued at $1.3 million, goodwill associated with India.com of $3.4 million and goodwill associated with a messaging acquisition of $826,000 and certain fixed and other assets related to India.com of $1.2 million.

Loss on Sale of Businesses

This represents a $2.3 million loss attributable to the sale of our advertising network that was sold on March 30, 2001 and a $264,000 loss on the sale of the Asia.com business that was sold on May 3, 2001.

Other Income (Expense), Net

Interest income for the three months ended June 30, 2001 was $142,000 as compared to $1.5 million during the comparable period of 2000. Interest income for the six months ended June 30, 2001 was $486,000 as compared to $3.4 million during the comparable period of 2000. The decreases were due to lower cash balances.

Interest expense was $2.5 million for the three months ended June 30, 2001 as compared to $2.3 million in the comparable period of 2000. Interest expense was $5.6 million for the six months ended June 30, 2001 as compared to $4.1 million in the comparable period of 2000. The increase was primarily due to our convertible note offering in January 2000, notes payable in conjunction with our acquisition of STI in February 2000, the issuance of senior convertible notes during the first quarter of 2001 as well as capital lease obligations. Most of our computer equipment purchases were financed under capital leases.

As indicated above, management performs on-going business reviews and, based on quantitative and qualitative measures, assesses the need to record impairment losses on its investments when impairment indicators are present. Management determined that the decline in value of one of its cost investments was other-than-temporary and recorded an impairment charge of $2.6 million for the quarter ended March 31, 2001. Additionally we recorded an impairment charge of $59,000 relating to an equity investment, as management determined that the decline in the value of its investment was other-than-temporary. During the second quarter of 2001, we recorded additional impairment charges of approximately $7.5 million as management determined that the carrying value of certain cost investments were permanently impaired.

Extraordinary Gain on Conversion of Convertible Notes

On March 28, 2001, we completed the issuance of $23,840,250 principal amount of 10% Senior Convertible Notes ("Exchange Notes") in exchange for the cancellation of $75,905,000 principal amount of 7% Convertible Subordinated Notes (the "Notes") The above exchange transactions have been accounted for in accordance with Financial Accounting Standards Board Statement No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings." On May 23, 2001, an additional $2,531,250 of 10% Senior Convertible Notes were exchanged for 1,420,713 shares of our Class A common stock. As a result of these exchanges, we recorded a $1.1 million and $40.4 million extraordinary gain on the exchange of convertible notes during the quarter and six months ended June 30, 2001. (See also Note 4.)

Liquidity and Capital Resources

Sources of Financing

Since our inception, we have obtained financing through private placements of convertible debt and equity securities, equipment leases, our initial public offering including the exercise of the over-allotment option and through a convertible debt offering.

During the first six months of 2001, we raised approximately $14.2 million dollars from the issuance of 10% Senior Convertible Notes and $3 million from the issuance of Class A common stock.

On February 14, 2001, we announced that we entered into a bridge funding and amendment agreement that would allow us to borrow up to $5 million from our majority-owned subsidiary India.com pursuant to a bridge note. As of June 30, 2001, we borrowed $5 million under this agreement. In connection with settling the obligations under the Exchange Agreement with the minority investors in India.com, we have subsequently eliminated our obligations under the outstanding bridge notes in the aggregate principal amount of $5 million and the outstanding warrants issued to India.com to purchase 1 million shares of our Class A common stock. See note 12 to our condensed consolidated financial statements.

During the first six months of 2001, we took additional actions to further reduce our cash burn. These actions included additional staff layoffs in some of our businesses as well as the completion of and anticipated completion of the sale of certain of our businesses. Accordingly, we incurred additional restructuring and impairment charges to reduce the value of certain of our acquisitions and investments. This is due to the continuous and prolonged decline in valuations of Chinese and U.S. business and consumer portals, including revenue multiples, as well as the lack of capital funding available to Internet-related businesses in order to fund their operating losses, and continual investments that their management teams believe are necessary to sustain operations. Such charges amounted to $72.0 million, of which approximately $2 million was cash charges. Most of these charges covered additional write-downs of tangible and intangible assets and the carrying value of certain investments.

During the first six months of 2001, Asia.com sold its business for $1.5 million in cash and the assumption of $1.5 million of liabilities and we sold our advertising network business for $3 million in cash at the closing plus an additional $500,000 in April 2001 based upon the achievement of certain milestones by us.

On March 28, 2001, we completed the issuance of an aggregate of $23,840,250 principal amount of senior convertible notes in exchange for the cancellation of $75.9 million principal amount of 7% Convertible Subordinated Notes. On May 23, 2001, $2.5 million of the Senior Convertible Notes were exchanged for the issuance of 1,420,714 shares of Class A common stock in accordance with the original exchange agreement. The reduction in outstanding indebtedness, together with the ability to pay up to one-half of interest on the Senior Convertible Notes in shares of Class A common stock, will reduce our cash interest requirements.

In January 2000, we received net proceeds of $96.1 million from our convertible debt offering. We also financed the majority of our capital expenditures through lease lines.

On March 30, 2000, we entered into a $12 million Master Lease Agreement with GATX Technology Services Corporation ("GATX") for equipment lease financing (hardware and software). In December 2000, GATX reduced the $12 million line to $10.4 million. The amount that was outstanding at June 30, 2001 was $8.1 million.

On March 31, 2000, we entered into a $2 million Master Lease Agreement with Leasing Technologies International, Inc ("Leasing Technologies"). The lease line provides for the lease of new computers, office automation and other equipment. In December 2000, Leasing Technologies reduced the $2 million line to $1.2 million. The amount that was outstanding at June 30, 2001 was $874,000.

Proposed Restructuring of Certain Debt and Lease Obligations

We have entered into debt restructuring negotiations with AT&T with respect to its promissory note in the outstanding principal amount of $33.5 million, George Abi Zeid (the former sole shareholder of STI and a current director and officer of EasyLink) with respect to his promissory note in the outstanding principal amount of $9.2 million and lessors under approximately $21 million of lease obligations. AT&T, Mr. Abi Zeid and the lessors have permitted us to defer current payments under these notes and lease obligations pending successful completion of the debt restructuring negotiations and satisfaction of all conditions precedent to the implementation of any restructuring. AT&T, Mr. Abi Zeid and the lessors may terminate the deferrals at any time prior to implementation of definitive restructuring agreements. No assurance can be given that we will successfully complete the proposed debt restructurings on acceptable terms or at all.

On August 13, 2001, we entered into a Modification Agreement with one of our lessors with respect to approximately $8.6 million of lease obligations. Under the terms of the agreement, (i) we are obligated to return the leased equipment at our expense within 60 days; (ii) we have agreed to purchase for 15% of the original equipment cost any and all of the leased assets that the lessor does not request to be returned by August 31, 2001, with payment being made no later than the earlier of the completion of certain capital raising or October 31, 2001 and (iii) all present and future payment obligations under the lease have been converted into a promissory note in the principal amount of approximately $8.6 million, payable on demand after October 31, 2001, bearing interest at an annual rate of 12%.

If we (i) raise a minimum of $10 million of capital by October 31, 2001 and (ii) enter into restructuring agreements with AT&T with respect to its outstanding note, George Abi Zeid with respect to his outstanding note and lessors holding substantially all of its equipment lease obligations on terms and conditions taken as a whole that are not more favorable to such parties than the terms of the Modification Agreement, then the $8.6 million promissory note issued pursuant to the Modification Agreement will be converted into (i) a convertible promissory note (the "Note") in the reduced principal amount of approximately $2.6 million, (ii) 2,510,000 shares of EasyLink Class A common stock and (iii) warrants to purchase 2,510,000 shares of EasyLink Class A common stock. The Note will be due June 1, 2006 and will bear interest at the rate of 12% per annum, payable semi-annually commencing on the third anniversary. The Note will be convertible into shares of EasyLink Class A common stock at an exercise price of $1.00 per share at any time during the term of the Note. We may irrevocably elect, within 30 days written notice, to prepay any the outstanding balance of the Note or any portion thereof plus accrued interest for cash. We are required to file a registration statement covering the resale of the shares and shares issuable upon exercise of the warrants within 45 days from closing. The warrants will have an expiration date 10 years from the date of issuance and will have an exercise price equal to the average of the closing price of the Class A common stock over the 30 trading days ending two days before the closing of the restructuring.

We have entered into discussions with our other equipment lessors, AT&T and Mr. Abi Zeid regarding the proposed restructuring of their lease or debt obligations under terms and conditions similar to the terms and conditions under the Modification Agreement. No assurance can be given that we will successfully complete the proposed debt and lease restructurings on acceptable terms or at all or that we will be able to meet the conditions precedent to implement the proposed restructuring under the Modification Agreement described above or any similar agreement entered into with any other party.

Nasdaq Compliance

On July 27, 2001 we received a NASDAQ Staff Determination indicating that we have failed to regain compliance with the $1.00 minimum bid price requirement for continued listing. Our common stock is therefore potentially subject to delisting from the Nasdaq National Market. On September 7, 2001, we will attend a hearing before the Nasdaq Listing Qualifications Panel to review the Staff Determination. Our stock will continue to be listed on the Nasdaq National Market unless the Panel does not grant our request for an extension of time to regain compliance with the minimum bid price requirement. At the hearing, we intend to review a plan that we believe will demonstrate our ability to regain compliance with the $1.00 minimum bid price requirement. The presentation will include, among other factors, the significant progress that we have made in implementing our business plan, debt restructuring and financing initiatives and a proposed reverse stock split. Subject to compliance with applicable regulatory requirements, we have scheduled a special meeting of stockholders for August 29, 2001 for the purpose of approving a reverse stock split. There can be no assurance the Panel will grant our request for continued listing. A decision by the Panel is typically provided within four weeks of the hearing.

Cash Flow Statement Analysis and Future Cash Requirments

Net cash provided by operating activities was $7.4 million for the six months ended June 30, 2001, and net cash used in operating activities was $70.6 million for the six months ended June 30, 2000. Cash provided by operating activities was impacted by the net loss from operations and the extraordinary gain on the conversion of convertible notes, offset by non-cash charges principally related to the amortization of partner advances, depreciation and amortization of fixed assets, amortization of goodwill and other intangible assets, proceeds from the sales and maturities of marketable securities, the provision for restructuring and impairments, and changes in operating assets and liabilities. In 2000, cash used in operating activities was impacted by the net loss from operations and changes in operating assets and liabilities, offset in part by the write-off of in-process technology, non-cash charges related to partner agreements and depreciation and amortization of fixed assets and intangible assets.

Net cash used in investing activities was $13.6 million for the six months ended June 30, 2001 and $8.4 million for the six months ended June 30, 2000. In 2001, net cash used in investing activities consisted primarily of purchases of property and equipment, and net cash paid for acquisitions, partially offset by the proceeds received from the sale of our advertising network and Asia.com businesses. In 2000, net cash used in investing activities was impacted by purchases of property and equipment, purchases of investments and an increase in notes receivable, partially offset by the net cash received from acquisitions.

Net cash provided by financing activities was $10.9 million for the six months ended June 30, 2001 and $92.6 million for the six months ended June 30, 2000. During the first six months of 2001, we received $14.1 million from the issuance of senior convertible notes and $3.0 million from the issuance of our Class A Common Stock. During the first six months of 2000, we received $96.1 million from the issuance of convertible notes, $1.8 million in proceeds from the issuance of Class A common stock in connection with the exercise and purchase of options and warrants, partially offset by payments of capital lease obligations of $3 million and principal payments of notes payable of $4.2 million.

At June 30, 2001, the Company maintained approximately $628,000 in letters of credit ("LC") with various parties. These LC's are related to the leasing of telecommunications equipment and for consulting services. Through June 30, 2001, there were no drawings under the LC.

At June 30, 2001, we had $12 million of cash and cash equivalents and $20,000 of marketable securities. Our principal commitments consist of subordinated convertible notes, senior convertible notes, notes payable, obligations under capital leases, domain asset purchase obligations, accounts payable and other current obligations and commitments for capital expenditures. For the year ended December 31, 2000, we received a report from our independent accountants containing an explanatory paragraph stating that we suffered recurring losses from operations since inception and have a working capital deficiency that raise substantial doubt about our ability to continue as a going concern. We incurred a net loss of $127.7 million for the six months ended June 30, 2001, and have an accumulated deficit of $434.8 million as of June 30, 2001. We believe that we will need additional financing to meet cash requirements and the availability of such financing when needed, on terms acceptable to us, or if at all, is uncertain. If we are unable to raise additional financing or generate sufficient cash flow, we may be unable to continue as a going concern.

Our unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. We believe our ability to continue as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to obtain additional financing or refinancing as may be required, and ultimately to achieve profitable operations. During the first quarter of 2001, we raised $16.9 million through the sale of senior debt securities and common equity. We also acquired STI and EasyLink Services, requiring a cash outlay of $16 million. Management believes that this acquisition significantly enhances the scale of our customer base and global network. Management has implemented internal actions to improve our operations and liquidity including a reduction of our workforce, closure of some of our businesses operating with negative cash flows, and we sold our advertising network for $3 million. On May 3, 2001, our majority owned subsidiary Asia.com sold its business to an investor group that paid $1.5 million in cash and assumed Asia.com liabilities of approximately $1.5 million. After satisfaction of other Asia.com liabilities and pro rata distributions to other minority investors in Asia.com, we received proceeds from the sale of approximately $1.1 million. Management continues the process of further reducing operating costs, increasing our sales efforts with a new combined sales force and seeking financing that is acceptable to us.

Sales or issuances of additional equity securities, including as a result of the proposed debt and lease restructurings described above, could result in additional dilution to our stockholders. In addition, on an ongoing basis, we continue to evaluate potential acquisitions to complement our business messaging services. In order to complete these potential acquisitions, we may need additional equity or debt financing in the future.

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

In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

The Company is required to adopt the provisions of Statement 141 immediately, except with regard to business combinations initiated prior to July 1, 2001, which it expects to account for using the pooling-of-interests method, and Statement 142 effective January 1, 2002.* Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

Statement 141 will require upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

In connection with the transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill [and equity-method goodwill] is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.

As of the date of adoption, the Company expects to have unamortized goodwill and other intangible assets in the amount of $165.5 million, which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill and other intangible assets was $28.8 million and $60.8 million for the six months ended June 30, 2001 and for the year ended December 31, 2000 respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.


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

We Have Incurred Losses Since Inception and Expect to Incur Substantial Losses in the Future.

We have generated only limited revenues to date. We have not achieved profitability in any period, and we may not be able to achieve or sustain profitability. We incurred a net loss of $127.7 million for the first six months of 2001 and $229.5 million for the year ended December 31, 2000. We had an accumulated deficit of $434.8 million as of June 30, 2001. We expect to continue to incur substantial net losses and negative operating cash flow for the foreseeable future. We intend to expand our sales and marketing operations, upgrade and enhance our technology, continue our international expansion, and improve and expand our management information and other internal systems. We intend to continue to make strategic acquisitions and investments, which may result in significant amortization of goodwill and other expenses. We are making these expenditures in anticipation of higher revenues, but there will be a delay in realizing higher revenues even if we are successful. If we do not succeed in substantially increasing our revenues or integrating the EasyLink Services and Swift businesses with our historical business, our losses will continue indefinitely and will increase.

If We Are Unable to Raise Necessary Capital in the Future, We May Be Unable to Fund Necessary Expenditures.

We anticipate the need to raise additional capital in the near future. See Part
I. Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources. At June 30, 2001, we had $12.0 million of cash and cash equivalents and $20,000 of marketable securities. Our principal commitments consist of subordinated convertible notes, senior convertible notes, notes payable, obligations under capital leases, domain asset purchase obligations, accounts payable and other current obligations and commitments for capital expenditures. For the year ended December 31, 2000, we received a report from our independent accountants containing an explanatory paragraph stating that we suffered recurring losses from operations since inception and have a working capital deficiency that raise substantial doubt about our ability to continue as a going concern. We believe that we will need additional financing to meet cash requirements for our operations, and the availability of such financing when needed, on terms acceptable to us, or if at all, is uncertain. Moreover, we believe that our ability to raise additional funds may be depend on the successful completion of the proposed restructuring of our outstanding debt and lease obligations. See "Risk Factors That May Affect Future Results - We May Be Unable to Pay Debt Service on Our Indebtedness for Money Borrowed and Other Obligations." If we are unable to raise additional financing or generate sufficient cash flow, we may be unable to continue as a going concern.

If we raise additional funds by issuing equity securities or debt convertible into equity securities, stockholders may experience dilution of their ownership interest. The amount of dilution resulting from issuance of additional shares of Class A common stock and securities convertible into Class A common stock and the potential dilution that may result from future issuances has significantly increased in light of the decline in our stock price. If the proposed restructurings of certain of our debt and lease obligations is successful, we will issue a substantial amount of additional Class A common stock and securities convertible into or exerciseable for shares of Class A common stock. Moreover, we could issue preferred stock that has rights senior to those of the Class A common stock. Some of our stockholders have registration rights that could interfere with our ability to raise needed capital. If we raise funds by issuing debt, our lenders may place limitations on our operations, including our ability to pay dividends.

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

We have completed a number of acquisitions and strategic investments since our initial public offering. For example, we acquired NetMoves Corporation, a provider of a variety of message delivery services to businesses, and The Allegro Group, Inc., a provider of email and email related services, such as virus blocking and content screening, to businesses. We also acquired Swift Telecommunications, Inc. and the EasyLink Services business that it had contemporaneously acquired from AT&T Corp. We will continue our efforts to acquire or make strategic investments in businesses and to acquire or license technology and other assets, and any of these acquisitions may be material to us. We cannot assure you that acquisition or licensing opportunities will continue to be available on terms acceptable to us or at all. Such acquisitions involve risks, including:

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

We May Be Unable to Successfully Integrate the EasyLink Services Business Acquired From AT&T.

On February 23, 2001, we completed the acquisition of Swift Telecommunications, Inc. which had contemporaneously acquired the EasyLink Services business of AT&T Corp. The EasyLink Services business acquired from AT&T provides a variety of messaging services such as e-mail, EDI, fax and telex services. This business was a division of AT&T and was not a separate independent operating entity. We hired only a portion of the employees of the business. The messaging network for this business resides on AT&T's managed network and is being operated and maintained for EasyLink by AT&T pursuant to a Transition Services Agreement. In addition, AT&T will continue to provide a variety of business and administrative functions for the business. We plan to migrate off the AT&T network to the EasyLink network and to assume responsibility for these other functions over the next two years.

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

We Have Incurred Significant Indebtedness For Money Borrowed.

As of June 30, 2001, we had approximately $134.3 million principal amount of outstanding indebtedness for borrowed money and capital leases. We may incur substantial additional indebtedness in the future. The level of our indebtedness, among other things, could (1) make it difficult for us to make payments on our indebtedness, (2) make it difficult to obtain any necessary financing in the future for working capital, capital expenditures, debt service requirements or other purposes, (3) limit our flexibility in planning for, or reacting to changes in, our business, and (4) make us more vulnerable in the event of a downturn in our business.

We May Be Unable to Pay Debt Service on Our Indebtedness for Money Borrowed and Other Obligations.

We had an operating loss and negative cash flow during the first six months of 2001 and for the year ended December 31, 2000 and expect to incur substantial losses and negative cash flows for the foreseeable future. In addition, we have a substantial amount of outstanding accounts payable and other obligations. Accordingly, cash generated by our operations would have been insufficient to pay the amount of interest payable annually on our outstanding indebtedness or to pay our other obligations. We cannot assure you that we will be able to pay interest and other amounts due on our outstanding indebtedness, or our other obligations, on the scheduled dates or at all. If our cash flow and cash balances are inadequate to meet our obligations, we could face substantial liquidity problems. We cannot assure you that the proposed sale of our remaining non-core assets will not negatively impact our cash flow available to service our debt. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments, or if we otherwise fail to comply with any covenants in our indebtedness, we would be in default under these obligations, which would permit these lenders to accelerate the maturity of the obligations and could cause defaults under our indebtedness. Any such default could have a material adverse effect on our business, results of operations and financial condition. We cannot assure you that we would be able to repay amounts due on our indebtedness if payment of the indebtedness were accelerated following the occurrence of an event of default under, or certain other events specified in, the indenture for the convertible notes, including any deemed sale of all or substantially all of our assets.

The Company has entered into debt restructuring negotiations with AT&T with respect to its promissory note in the outstanding principal amount of $33.5 million, George Abi Zeid (the former sole shareholder of STI and a current director and officer of EasyLink) with respect to his promissory note in the outstanding principal amount of $9.2 million and lessors under approximately $22 million of lease obligations. AT&T, Mr. Abi Zeid and the lessors have permitted the Company to defer current payments under these notes and lease obligations pending successful completion of the debt restructuring negotiations and satisfaction of all conditions precedent to the implementation of any restructuring. AT&T, Mr. Abi Zeid and the lessors may terminate the deferrals at any time prior to implementation of definitive restructuring agreements. No assurance can be given that the Company will successfully complete the proposed debt restructurings on acceptable terms or at all.

On August 13, 2001, EasyLink entered into a Modification Agreement with one of its lessors with respect to approximately $8.6 million of lease obligations. See "Part I. Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." The Company has entered into discussions with its other equipment lessors, AT&T and Mr. Abi Zeid regarding the proposed restructuring of their lease or debt obligations under terms and conditions similar to the terms and conditions under the Modification Agreement. No assurance can be given that the Company will successfully complete its proposed debt and lease restructuring on acceptable terms or at all or that it will be able to meet the conditions precedent to implement the proposed restructuring under the Modification Agreement described above or any similar agreement entered into with any other party.

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

Our future success depends to a significant extent on the continued service of our key technical, sales and senior management personnel, but they have no contractual obligation to remain with us. In particular, our success depends on the continued service of Gerald Gorman, our Chairman, Thomas Murawski, our Chief Executive Officer, Brad Schrader, our President, George Abi Zeid, our President-International Operations, and Debra McClister, our Executive Vice President and Chief Financial Officer. The loss of the services of Messrs. Gorman, Murawski, Schrader or Abi Zeid or of Ms. McClister, or several other key employees, would impede the operation and growth of our business.

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

We May Need to Upgrade our Computer Systems to Accommodate Increases in Messaging Traffic and to Accommodate Increases in the Usage of Our Services, but We May Not Be Able to Do So While Maintaining Our Current Level of Service, or At All.

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

Gerald Gorman Controls EasyLink and Will Be Able to Prevent A Change of Control.

Gerald Gorman, our Chairman, beneficially owned as of July 31, 2001 Class A and Class B common stock representing approximately 56% of the voting power of our outstanding common stock. Each share of Class B common stock entitles the holder to 10 votes on any matter submitted to the stockholders. As a result of his share ownership, Mr. Gorman will be able to determine the outcome of all matters requiring stockholder approval, including the election of directors, amendment of our charter and approval of significant corporate transactions. Mr. Gorman will be in a position to prevent a change in control of EasyLink even if the other stockholders were in favor of the transaction.

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

A Substantial Amount of Our Common Stock May Come onto the Market in the Future, Which Could Depress Our Stock Price.

Sales of a substantial number of shares of our common stock in the public market could cause the market price of our Class A common stock to decline. As of July 31, 2001, we had an aggregate of 90,769,053 shares of Class A and Class B common stock outstanding. In addition, we are obligated to issue an additional 1,000,000 shares of our Class A common stock subject to certain conditions if the closing price of our Class A common stock has not traded at or above $10 per share for five consecutive days. As of July 31, 2001 we had options to purchase approximately 12.9 million shares of Class A common stock outstanding. As of July 31, 2001, we had warrants to purchase 476,871 shares of Class A common stock outstanding. As of July 31 2001, after giving effect to our recent note exchanges and senior note issuances, we had approximately 30,798,598 shares of Class A common stock issuable upon conversion of outstanding senior convertible notes at exercise prices ranging from $1 per share to $1.75 per share and up to an additional 7,699,649 shares of Class A common stock issuable over five years in payment of a portion of the interest on such senior notes. In addition, we had 1,271,504 shares of Class A common stock issuable upon conversion of our remaining outstanding 7% Convertible Subordinated Notes due 2005 at an exercise price of $18.95 per share. In addition, the holders of Series A Preferred Stock of our India.com subsidiary have agreed to exchange such preferred stock for shares of our Class A common stock based on the original purchase price of such stock, which in the aggregate was $14.2 million, divided by the average of the closing prices of our Class A common stock for the five trading days ending on September 13, 2001, which price will not be less than $1.00 or more than $3.00. Accordingly, if the average of the closing prices of our Class A common stock for the five trading days ending on September 13, 2001 is $1.00 per share or less, then we would be obligated to issue 14,200,000 shares of Class A common stock upon completion of this exchange transaction.

Moreover, if the proposed restructurings of certain of our debt and lease obligations is successful, we will issue a substantial amount of additional Class A common stock and securities convertible into or exerciseable for shares of Class A common stock. See "Part I. Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

As of July 31, 2001, approximately 61,194,956 shares of Class A common stock and Class B common stock were freely tradable, in some cases subject to the volume and manner of sale limitations contained in Rule 144. As of such date, approximately 29,574,097 shares of Class A common stock will become available for sale at various later dates upon the expiration of one-year holding periods or upon the expiration of any other applicable restrictions on resale. We are likely to issue large amounts of additional Class A common stock, which may also be sold and which could adversely affect the price of our stock.

As of July 31, 2001, the holders of approximately 27,974,756 shares of outstanding Class A common stock and the holders of approximately 52,281,622 shares of Class A common stock issuable upon conversion of our outstanding senior or subordinated convertible notes, issuable in payment of interest over the next five years on our senior convertible notes, issuable upon exercise of the exchange right held by holders of India.com preferred stock, issuable upon exercise of the warrants issued to India.com, and Stonegate warrants, had the right, subject to various conditions, to require us to file registration statements covering their shares, or to include their shares in registration statements that we may file for ourselves or for other stockholders. By exercising their registration rights and selling a large number of shares, these holders could cause the price of the Class A common stock to fall. An undetermined number of these shares have been sold publicly pursuant to Rule 144.

Our Class A Common Stock May Be Subject to Delisting from the Nasdaq National Market.

Our Class A common stock faces potential delisting from the Nasdaq National Market which could hurt the liquidity of our Class A common stock. We may be unable to comply with the standards for continued listing on the Nasdaq National Market. These standards require, among other things, that our Class A common stock have a minimum bid price of $1 and state that a deficiency shall exist if such minimum bid price remains below $1 for a period of thirty consecutive business days. In addition, if our stock price is below $5 per share, we must maintain minimum net tangible assets of at least $4 million. In lieu of the minimum net tangible assets requirement, under a proposed Nasdaq rule currently in effect under a "pilot program" until July 1, 2001, we may instead comply with a $10 million total stockholders' equity requirement. We cannot assure you that the proposed rule will be adopted or that the pilot program will be extended if the proposed rule is not adopted by July 1, 2001. The minimum bid price of our stock has been below $1 during various periods during the fourth quarter of 2000 and the first quarter of 2001 and has been below $1 during the period from March 14, 2001 through July 31, 2001. In addition, as of December 31, 2000, the company did not have a minimum tangible net assets of $4 million.

We received a notice from Nasdaq advising us that if we do not demonstrate compliance with the $1 minimum bid requirement for at least 10 consecutive trading days, or a longer period as determined by Nasdaq, on or before July 23, 2001, our Class A common stock will be delisted. On July 27, 2001 we received a Nasdaq Staff Determination indicating that we have failed to regain compliance with the $1.00 minimum bid price requirement for continued listing. Our common stock is therefore potentially subject to delisting from the Nasdaq National Market. On September 7, 2001, we will attend a hearing before the Nasdaq Listing Qualifications Panel to review the Staff Determination. Our stock will continue to be listed on the Nasdaq National Market unless the Panel does not grant our request for an extension of time to regain compliance with the minimum bid price requirement. At the hearing, we intend to review a plan that we believe will demonstrate its ability to regain compliance with the $1.00 minimum bid price requirement. The presentation will include, among other factors, the significant progress that we have made in implementing our business plan, debt restructuring and financing initiatives and a proposed reverse stock split. Subject to compliance with applicable regulatory requirements, we have scheduled a special meeting of stockholders for August 29, 2001 for the purpose of approving a reverse stock split. There can be no assurance the Panel will grant our request for continued listing. A decision by the Panel is typically provided within four weeks of the hearing.

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

We Have Continuing Obligations in Connection With the Sale of Our Advertising Network Business.

On March 30, 2001, we completed the sale of our advertising network business to Net2Phone, Inc. Included in the sale were our rights to provide e-mail-based advertising and permission marketing solutions to advertisers, as well as our rights to provide e-mail services directly to consumers at the www.mail.com Web site and in partnership with other Web sites. In connection with the sale, we entered into a hosting agreement under which we will host or arrange to host the consumer e-mailboxes for Net2Phone for a minimum of one year. During the second quarter of 2001, we completed the migration of the hosting of these consumer mailboxes to a third party provider whom we pay for this service.

Notwithstanding the migration of the consumer mailboxes to the third party provider or the assignment of Web site contracts with third parties to Net2Phone, we may nonetheless remain liable for our obligations under the hosting contract with Net2Phone and such third party Web site contracts. Accordingly, we may have liability if there is a breach on the part of the third party to which we have migrated the hosting or on the part of Net2Phone under the third party Web site agreements that are assigned to them.

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

PART II OTHER INFORMATION

Item 1: Legal Proceedings

From time to time we have been, and expect to continue to be, subject to legal proceedings and claims in the ordinary course of business. These include claims of alleged infringement of third-party patents, trademarks, copyrights, domain names and other similar proprietary rights, claims by former employees and other claims. These claims, even if not meritorious, could require us to expend significant financial and managerial resources.

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

Item 2: Changes in Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the three months ended June 30, 2001, EasyLink issued Class A common stock in reliance upon the exemption from registration pursuant to Section 4 (2) of the Securities Act of 1933 or Regulation S promulgated thereunder or otherwise not subject to registration in various transactions as follows:

During the three months ended June 30, 2001, we issued 188,943 shares of Class A common stock to employees at a weighted average price of $0.59 per share representing the Company's matching contribution to its 401(k) plan.

During the three months ended June 30, 2001, we issued 38,690 shares of Class A common stock as to employees at the price of $0.47 per share representing employees participation in the Company's employee stock purchase plan.

On April 18, 2001, we issued 1,620,833 shares of Class A common stock to the former owners of TCOM representing our contingent settlement obligation associated with the acquisition of that company.

On April 25, 2001 we issued 196,000 shares of Class A common stock associated with the acquisition of a US and India based company.

On April 27, 2001, we issued 604,230 shares of Class A common stock to a vendor as payment for services rendered.

On April 27, 2001, we issued 317,460 shares of Class A common stock to an investment bank as payment for services rendered in connection with the sale of our advertising network.

On May 3, 2001, we issued 75,000 shares of Class A common stock to the former owners of Asia.com representing our contingent settlement obligation associated with the acquisition of that company.

On May 4, 2001, we issued 200,000 shares of Class A common stock to the former owners of Asia.com in exchange for the cancellation of options issued upon acquisition of that company.

On June 12 we issued 135,375 shares and 1,420,713 shares, respectively of Class A common stock to certain private investors representing interest due on Senior Convertible Notes and for the exchange and cancellation of $2,531,250 10% Senior Convertible Notes

Item 4: Submission of Matters to a Vote of Security Holders

(a)      The Annual Meeting of Shareholders was held on May 24, 2001.

(b) Each of the persons named in the Proxy Statement as a nominee for Director was elected.

(c) The following are the voting results on each of the matters that were submitted to the shareholders



                                                                                               Withheld or
                                                  For                   Against                  Abstain
                                                  ---                   -------                ------------
Election of Directors
---------------------

Gerald Gorman........................          156,497,108                     -               267,174
Thomas Murawaski.....................          156,509,583                     -               254,699
Gary Millin..........................          156,137,364                     -               626,918
George Abi Zeid......................          156,506,083                     -               258,199
William Donaldson....................          156,142,270                     -               622,012
Stephen Duff.........................          156,505,277                     -               259,005
Stephen Ketchum......................          156,123,133                     -               641,149
Jack Kuehler.........................          156,502,277                     -               262,005

Resolutions
-----------
To approve the EasyLink Services
Corporation 2001 stock option plan...          154,821,182             1,852,550                90,550

Approval of amendment to the Company's
amended and restated certificate of
incorporation, as amended............          154,356,481             2,344,726                63,075

To ratify the appointment of
KPMG, LLP as independent auditor
for 2001.............................          156,651,439                77,102                35,741


         The text of the matters referred to under this Item 4 is set forth in the Proxy Statement dated April 27, 2000 previously filed with the Commission and incorporated herein by reference.

ITEM 6 Exhibits and Reports on Form 8-K

         The following exhibits are filed as part of this report:

         (3)(i)    Articles of Incorporation

                       (a) Certificate of Amendment of Amended and Restated
                           Certificate of Incorporation, as Amended

                       (b) Certificate of Ownership and Merger Merging EasyLink
                           Services  Corporation  with and into Mail.com, Inc.

         (4) Instruments defining the rights of security holders, including indentures

                           (v) The Corporation hereby agrees to furnish to the Commission, upon request, a copy of any instruments defining the rights of security holders issued by EasyLink Services Corporation or its subsidiaries.

Reports on Form 8-K - EasyLink Services Corporation filed no reports on Form 8-K during the three months ended June 30, 2001.

ITEM 7

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereto duly authorized.

EasyLink Services Corporation



/s/ DEBRA MCCLISTER
-------------------------------------
Executive Vice President and
Chief Financial Officer



August 14, 2001


-------------------------------------