Form 10-Q
period 2001-09-30
EASYLINK SERVICES CORP
filed 2001-11-14
CIK 1081661

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

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


Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Common stock outstanding at October 31, 2001: Class A common stock $0.01 par value 97,601,130 shares, and Class B common stock $0.01 par value 10,000,000 shares.

                          EASYLINK SERVICES CORPORATION
                               SEPTEMBER 30, 2001
                                    FORM 10-Q
                                      INDEX

                                                                                                                      Page
                                                                                                                     Number
PART I:   FINANCIAL INFORMATION

Item 1:   Condensed Consolidated Financial Statements:

          Condensed Consolidated Balance Sheets as of September 30,
          2001 (unaudited) and December 31, 2000.....................................................................  2

          Unaudited Condensed Consolidated Statements of Operations for the
          three months ended September 30, 2001 and 2000.............................................................  3

          Unaudited Condensed Consolidated Statements of Operations for the
          nine months ended September 30, 2001 and 2000..............................................................  4

          Unaudited Condensed Consolidated Statements of Cash Flows for the
          nine months ended September 30, 2001 and 2000..............................................................  5

          Notes to Unaudited Interim Condensed Consolidated Financial Statements.....................................  7

Item 2:   Management's Discussion and Analysis of Financial Condition and Results of Operations...................... 23

Item 3:   Qualitative and Quantitative Disclosure about Market Risk.................................................. 34

PART II: OTHER INFORMATION

Item 1:     Legal Proceedings........................................................................................ 45

Item 2:   Changes in Securities and Use of Proceeds.................................................................. 45

Item 4:   Submission of Matters to a Vote of Security Holders........................................................ 46

Item 6:   Exhibits and Reports on Form 8-K........................................................................... 46

Item 7:   Signatures................................................................................................. 47

                          EASYLINK SERVICES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                      September 30,            December 31,
                                                                                          2001                     2000
                                                                                          ----                     ----
                                                                                       (unaudited)               NOTE 1(B)
                                      ASSETS
Current assets:
Cash and cash equivalents.............................................................  $11,109                  $7,409
Marketable securities.................................................................       20                  22,202
Accounts receivable, net of allowance for doubtful accounts of $12,335 and $887 at
     September 30, 2001 and December 31, 2000, respectively...........................   30,357                  13,727
Prepaid expenses and other current assets.............................................    4,804                   2,783
                                                                                          -----                   -----
            Total current assets......................................................   46,290                  46,121
Property and equipment, net...........................................................   28,880                  50,916
Domain assets available for sale......................................................      592                   6,975
Partner advances, net.................................................................       --                   3,841
Investments...........................................................................    2,119                  14,851
Goodwill and other intangible assets, net.............................................  178,296                 200,994
Restricted investments................................................................      279                   1,710
Debt issuance costs, net..............................................................      555                   3,089
Other.................................................................................    1,325                   1,764
                                                                                          -----                   -----
            Total assets.............................................................. $258,336                $330,261
                                                                                       ========                ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable......................................................................  $21,000                 $15,465
Accrued expenses......................................................................   46,427                  25,888
Restructuring reserve.................................................................    1,134                   4,048
Current portion of capital lease obligations..........................................    5,492                  11,443
Current portion of notes payable......................................................   35,411                   1,861
Deferred revenue......................................................................    1,094                   1,925
Other current liabilities.............................................................      513                   1,181
                                                                                            ---                   -----
                 Total current liabilities............................................  111,071                  61,811
Capital lease obligations, less current portion.......................................      157                  14,319
 Deferred revenue, less current portion...............................................      123                     775
Notes payable, less current portion...................................................   93,540                 100,321
Other long term liabilities...........................................................      698                      85
                                                                                      ---------                      --

                 Total liabilities....................................................  205,589                 177,311
Minority interest.....................................................................   14,335                  14,204
Commitments and contingencies
Stockholders' equity:
Common stock, $0.01 par value; 160,000,000 shares authorized:
Class A--150,000,000 shares authorized; 83,348,003 and
            51,789,201 shares issued and outstanding at September 30, 2001
            and December 31, 2000, respectively.......................................      833                     518
Class B--10,000,000 shares authorized, issued and outstanding at September 30, 2001 and December 31, 2000 with an aggregate liquidation
            preference of $1,000......................................................      100                     100
Additional paid-in capital............................................................  488,160                 445,675
Subscriptions receivable..............................................................       --                    (33)
Deferred compensation.................................................................    (170)                   (214)
Accumulated other comprehensive (income) loss.........................................      173                   (137)
Accumulated deficit...................................................................(450,684)               (307,163)
                                                                                      ---------               ---------
                 Total stockholders' equity...........................................   38,412                 138,746
                                                                                         ------                 -------
                 Total liabilities and stockholders' equity........................... $258,336                $330,261
                                                                                       ========                ========

See accompanying notes to unaudited condensed consolidated financial statements.

                          EASYLINK SERVICES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                                           Three Months Ended September 30,
                                                                                              2001                  2000
                                                                                              ----                  ----
Revenues
             Messaging...............................................................       $36,548               $15,078
             Domain development (WORLD.com)..........................................         1,041                 3,460
                                                                                              -----                 -----
                         Total revenues..............................................        37,589                18,538
Operating expenses:
Cost of revenues
             Messaging...............................................................        19,294                13,945
             Domain development (WORLD.com)..........................................         1,086                 2,630
                                                                                              -----                 -----
                         Total cost of revenues......................................        20,380                16,575
                                                                                             ------                ------
Sales and marketing..................................................................         5,722                18,385
General and administrative...........................................................        11,350                13,586
Product development..................................................................         1,787                 4,724
Amortization of goodwill and other intangible assets ................................        12,769                17,779
Impairment of intangibles and other assets...........................................            50                    --
                                                                                           --------              --------
                         Total operating expenses....................................        52,058                71,049
                                                                                             ------                ------
                                     Loss from operations............................      (14,469)              (52,511)
                                                                                           --------              --------
Other income (expense):
             Interest income.........................................................           136                 1,009
             Interest expense........................................................       (2,353)               (2,717)
             Other, net..............................................................            77                    --
                                                                                           --------              --------
                         Total other income (expense), net...........................       (2,140)               (1,708)
                                                                                            -------               -------
             Loss before minority interest and extraordinary gain ...................      (16,609)              (54,219)
                                                                                           --------              --------
Minority interest....................................................................            23                   964
                                                                                           --------              --------
             Loss before extraordinary gain..........................................      (16,586)              (53,255)
                                                                                           --------              --------
Extraordinary gain ..................................................................           782                    --
                                                                                           --------              --------
             Net loss................................................................     $(15,804)             $(53,255)
                                                                                          =========             =========
            Net loss per share - basic and diluted:
             Loss before extraordinary gain..........................................       $(0.18)               $(0.88)
             Extraordinary gain......................................................          0.01                  0.00
                                                                                           --------              --------
             Net loss................................................................       $(0.17)               $(0.88)
                                                                                            =======               =======
             Weighted-average basic and diluted shares outstanding ..................    92,794,103            60,287,727
                                                                                         ==========            ==========

See accompanying notes to unaudited condensed consolidated financial statements.

                          EASYLINK SERVICES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                                            Nine Months Ended September 30,
                                                                                              2001                  2000
                                                                                              ----                  ----
Revenues
             Messaging..............................................................       $90,128                $38,621
             Domain development (WORLD.com).........................................         5,834                  4,891
                                                                                             -----                  -----
                         Total revenues.............................................        95,962                 43,512
                                                                                            ------                 ------
Operating expenses:
Cost of revenues
             Messaging..............................................................        59,550                 36,222
             Domain development (WORLD.com).........................................         6,146                  4,108
                                                                                             -----                  -----
                         Total cost of revenues.....................................        65,696                 40,330
                                                                                            ------                 ------
Sales and marketing.................................................................        26,265                 50,218
General and administrative..........................................................        36,754                 31,982
Product development.................................................................         8,035                 13,856
Amortization of goodwill and other intangible assets................................        41,654                 42,346
Write-off of acquired in-process technology.........................................            --                  7,650
Impairment of intangible and other assets...........................................        10,293                     --
Restructuring charges...............................................................        72,013                     --
Loss on sale of businesses..........................................................         2,591                     --
                                                                                         ---------              ---------
                         Total operating expenses...................................       263,301                186,382
                                                                                           -------                -------
                                    Loss from operations............................     (167,339)              (142,870)
                                                                                         ---------              ---------
Other income (expense):
             Interest income........................................................           605                  4,375
             Interest expense.......................................................       (7,968)                (6,825)
             Impairment of investments..............................................      (10,131)                     --
             Other, net.............................................................           275                     --
                                                                                         ---------              ---------
                         Total other (expense) income, net..........................      (17,219)                (2,450)
                                                                                          --------                -------
             Loss before minority interest and extraordinary gains                       (184,558)              (145,320)
                                                                                         ---------              ---------
             Minority interest......................................................         (131)                  1,624
                                                                                         ---------              ---------
             Loss before extraordinary gains........................................     (184,689)              (143,696)
                                                                                         ---------              ---------
             Extraordinary gains                                                            41,210                     --
                                                                                         ---------              ---------
             Net loss...............................................................    $(143,479)             $(143,696)
                                                                                        ==========             ==========
            Net loss per share - basic and diluted:
             Loss before extraordinary gains........................................       $(2.20)                $(2.58)
             Extraordinary gains....................................................          0.49                   0.00
                                                                                         ---------              ---------
             Net loss...............................................................       $(1.71)                $(2.58)
                                                                                           =======                =======
             Weighted-average basic and diluted shares outstanding .................    83,840,853             55,681,116
                                                                                        ==========             ==========

See accompanying notes to unaudited condensed consolidated financial statements.

                          EASYLINK SERVICES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                                            Nine Months Ended September 30,
                                                                                               2001                2000
                                                                                             --------            --------
Cash flows from operating activities:
Net loss................................................................................   $(143,479)          $(143,696)
Adjustments to reconcile net loss to net cash used in operating activities:
             Non-cash charges related to partner agreements.............................        2,304              10,644
             Depreciation and amortization..............................................       16,837              11,535
             Amortization of goodwill and other intangible assets.......................       41,654              42,347
             Amortization of domain assets..............................................          661               1,419
             Amortization of deferred compensation......................................          340                 350
             Non-cash provision for restructuring and impairments.......................       86,036                  --
             Provision for doubtful accounts............................................        4,463                 448
             Amortization of debt issuance costs........................................          333                 485
             Amortization of discount...................................................           --               (183)
             Write-off of acquired in-process technology................................           --               7,650
             Non-cash advertising.......................................................           --               (125)
             Issuance of common stock in lieu of compensation...........................           --               1,800
             Share of loss from equity investment.......................................           --                  72
             Loss on the sale of businesses.............................................        2,591                  --
             Loss on the debt restructuring.............................................        1,117                  --
             Non-cash interest..........................................................          755                  --
             Extraordinary gains........................................................     (41,210)                  --
             Minority interest..........................................................          131             (1,624)
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
             Accounts receivable........................................................        1,509             (7,143)
             Proceeds from sales of marketable securities...............................       22,120              68,166
             Purchases of marketable securities.........................................           --           (114,189)
             Prepaid expenses and other current assets..................................        2,104             (1,253)
             Other assets...............................................................          543             (2,080)
             Accounts payable, accrued expenses and other current liabilities...........        5,465               7,404
             Deferred revenue...........................................................        (500)               1,223
                                                                                             --------            --------

                  Net cash provided by (used) in operating activities...................        3,774           (116,750)
                                                                                             --------            --------
Cash flows from investing activities:
Purchases of domain assets..............................................................           --               (627)
Proceeds from sale leaseback............................................................           --               1,265
Purchases of restricted investments.....................................................          (4)               (695)
Purchases of intangible assets..........................................................        (913)             (1,433)
Purchase of investments.................................................................           --             (2,900)
Purchases of property and equipment.....................................................      (2,534)            (10,564)
Proceeds from sale of businesses........................................................        6,591                  --
Cash (paid for)/received from acquisitions, net.........................................     (15,308)               1,970
                                                                                             --------            --------

                  Net cash used in investing activities.................................     (12,168)            (12,984)
                                                                                             --------            --------

Cash flows from financing activities:
Proceeds from issuance of Class A common stock..........................................        3,000                  --
Proceeds from issuance of Class A common stock in connection with the
             exercise and purchase of warrants and options..............................           10               2,658
Issuance of shares for employee 401(k) plan.............................................          346                 386
Proceeds from issuance of senior convertible notes, net.................................       14,110                  --
Proceeds from issuance of convertible notes, net........................................           --              96,050
Payments under capital lease obligations................................................      (4,660)             (5,535)
Principal payments of notes payable.....................................................      (2,149)             (4,537)
Cash received from loan.................................................................        1,065                  --
Proceeds from sale of subsidiary interest...............................................           --              16,204
Payments under domain asset purchase obligations........................................           --               (278)
                                                                                             --------            --------

                  Net cash provided by financing activities.............................       11,722             104,948
                                                                                             --------            --------

Effect of foreign exchange rate changes on cash and cash equivalents....................          372               (129)
Net increase in cash and cash equivalents...............................................        3,700            (24,915)
Cash and cash equivalents at beginning of the period....................................        7,409              36,870
                                                                                             --------            --------
Cash and cash equivalents at the end of the period......................................      $11,109             $11,955
                                                                                             ========            ========

Supplemental disclosure of non-cash information:

During the nine months ended September 30, 2001 and 2000, the Company paid approximately $6.7 million and $5.7 million, respectively, for interest. Through the issuance of 2,507,402 shares of Class A common stock, the Company paid approximately $743,000 in interest for the nine months ended September 30, 2001.

During the nine months ended September 30, 2001, the Company issued 614,749 shares of Class A common stock valued at approximately $655,000 to certain former employees of Asia.com and India.com as severance payments.

During the nine months ended September 30, 2000, the Company issued 104,347 shares of Class A common stock valued at approximately $1.8 million to an employee in lieu of compensation.

During the nine months ended September 30, 2001, the Company issued 1,004,230 shares of Class A common stock valued at approximately $585,000 in settlement of vendor obligations.

During the nine months ended September 30, 2001, the Company issued 317,460 shares of Class A common stock valued at approximately $200,000 as payment related to the sale of its advertising network.

During the nine months ended September 30, 2001, the Company issued 1,620,833 shares of Class A common stock valued at approximately $1.3 million as payment for a contingent settlement obligation.

During the nine months ended September 30, 2001, the Company issued 275,000 shares of Class A common stock valued at $189,000 for a settlement obligation associated with the sale of a business.

Non-cash investing activities:

During the nine months ended September 30, 2001 and 2000, the Company issued 222,222 and 2,162,429 shares of its Class A common stock, respectively, in connection with certain investments. These transactions resulted in non-cash investing activities of $285,000 and $17.5 million, respectively (see Note 3).

During the nine months ended September 30, 2001 and 2000, the Company issued 18,962,176 shares and 12,579,770 shares of its Class A common stock in connection with certain acquisitions. These transactions resulted in non-cash investing activities of $31.1 million and $218.8 million, respectively (see Note
2).

Non-cash financing activities:

The Company entered into various capital leases for computer equipment. These capital lease obligations resulted in non-cash financing activities aggregating $11.4 million for the nine months ended September 30, 2000.

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

(B)  Unaudited Interim Condensed Consolidated Financial Information

The accompanying interim condensed consolidated financial statements as of September 30, 2001 and for the three and nine month periods ended September 30, 2001 and 2000 have been prepared by the Company and are unaudited. In the opinion of management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the consolidated financial position of EasyLink as of September 30, 2001 and the consolidated results of operations and cash flows for the interim periods ended September 30, 2001 and 2000. The results of operations for any interim period are not necessarily indicative of the results of operations for any other future interim period or for a full fiscal year. The condensed consolidated balance sheet at December 31, 2000 has been derived from audited consolidated financial statements at that date.

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

The Company's December 31, 2000 consolidated financial statements have been prepared on a going concern basis. The December 31, 2000 consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

All domain assets are classified as available for sale at September 30, 2001 and are no longer being amortized.

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

Revenue from e-mail and groupware hosting services, virus protection, spam control and content filtering services, message delivery services and professional services is recognized as the services are performed. Facsimile license revenue is recognized over the average estimated customer life of 3 years. The Company also licenses software under noncancellable license agreements. License fee revenues are recognized when a noncancellable license fee is in force, the product has been delivered and accepted, the license fee is fixed, vendor specific objective evidence exists for the undelivered element and collectibility is reasonably assured. Maintenance and support revenues are recognized ratably over the term of the related agreements. The Company also may host the software if requested by the customer. The customer has the option to decide who hosts the application. If the Company provides the hosting, revenue from hosting is ratably recognized over the hosting periods. Pursuant to Emerging Issues Task Force 00-3, Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software on Another Entity's Hardware, because the customer has the option of hosting the software itself or contracting with an unrelated third party to host the software, the hosting fee is ratably recognized over the hosting period in accordance with Emerging Issues Task Force No. 00-3, Applications of AICPA Statement of Position 97-2 to Arrangements That Involve the Right to Use Software on Another Entity's Hardware.

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

The Company also traded advertisements on its Web properties in exchange for advertisements on the Internet sites of other companies. Barter revenue, which is a component of advertising revenue, amounted to $0.6 million and $1 million for the nine months ended September 30, 2001 and 2000, respectively. For the nine months ended September 30, 2001 and 2000, barter expenses, which are a component of cost of revenues, were the same amounts of $0.6 million and $1.0 million, respectively.

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

(G)  Financial Instruments and Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash, cash equivalents, restricted investments, marketable securities, accounts receivable, notes payable and convertible notes payable. At September 30, 2001 and December 31, 2000, the fair value of cash, cash equivalents, restricted investments, marketable securities and accounts receivable approximated their financial statement carrying amount because of the short-term maturity of these instruments. The recorded values of notes payable and senior convertible notes payable approximate their fair values, as interest approximates market rates with the exception of the Convertible Subordinated Notes payable which had an estimated fair value of $4.5 million and $13 million at September 30, 2001 and December 31, 2000, respectively, based upon quoted market prices when compared to their carrying values of $24.1 million and $100 million at September 30, 2001 and December 31, 2000, respectively.

Credit is extended to customers based on the evaluation of their financial condition and collateral is not required. The Company performs ongoing credit assessments of its customers and maintains an allowance for doubtful accounts. The Company has not experienced any significant credit loss to date.

No single customer exceeded 10% of either total revenue or accounts receivable as of and for the three months ended September 30, 2001 or 2000. Revenues from the Company's five largest customers accounted for an aggregate of 11% and 8% of the Company's total revenues for the nine months ended September 30, 2001 and 2000, respectively. One customer accounted for 10% of the accounts receivable at December 31, 2000. Subsequent to December 31, 2000, that customer, Swift Telecommunications Inc., was acquired by the Company (see Note 2).

(H)  Basic and Diluted Net Loss Per Share

Loss per share is presented in accordance with the provisions of SFAS No. 128, "Earnings Per Share", and the Securities and Exchange Commission Staff Accounting Bulletin No. 98. Under SFAS No. 128, basic Earnings per Share ("EPS") excludes dilution for common stock equivalents and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. Diluted net loss per share is equal to basic loss per share since all common stock equivalents are anti-dilutive for each of the periods presented. Diluted net loss per share for the periods ended September 30, 2001 and 2000 does not include shares issuable upon exercise of employee stock options and warrants and upon conversion of convertible notes.

(I)  Accounting for Impairment of Long-Lived Assets

The Company assesses the need to record impairment losses on long-lived assets, including intangible assets, used in operations when indicators of impairment are present. On an on-going basis, management reviews the value and period of amortization or depreciation of long-lived assets, including goodwill and other intangible assets. During this review, the Company re-evaluates the significant assumptions used in determining the original cost of long-lived assets. Although the assumptions may vary from transaction to transaction, they generally include revenue growth, operating results, cash flows and other indicators of value. Management then determines whether there has been a permanent impairment of the value of long-lived assets based upon events or circumstances which have occurred since acquisition. The impairment policy is consistently applied in evaluating impairment for each of the Company's wholly owned subsidiaries and investments. It is reasonably possible that the impairment factors evaluated by management will change in subsequent periods, given that the Company operates in a volatile business environment. This could result in material impairment charges in the future (see Notes 2 and 9).

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

(K)  Foreign Currency

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

(L)  Recent Accounting Pronouncements

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

In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after September 30, 2001 as well as all purchase method business combinations completed after September 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

The Company is required to adopt the provisions of Statement 141 immediately and Statement 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after September 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

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

As of the date of adoption, the Company expects to have unamortized goodwill and other intangible assets in the amount of $165.5 million, which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill and other intangible assets was $41.7 million and $60.8 million for the nine months ended September 30, 2001 and year ended December 31, 2000, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

In August 2001, the Financial Accounting Standards Board issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (Statement 144), which supersedes both FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (Statement 121) and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). Statement 144 retains the fundamental provisions in Statement 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with Statement 121. For example, Statement 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. Statement 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike Statement 121, an impairment assessment under Statement 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under Statement No. 142, Goodwill and Other Intangible Assets.

The Company is required to adopt Statement 144 no later than the year beginning after December 15, 2001, and plans to adopt its provisions for the quarter ending March 31, 2002. Management does not expect the adoption of Statement 144 for long-lived assets held for use to have a material impact on the Company's financial statements because the impairment assessment under Statement 144 is largely unchanged from Statement 121. The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of Statement 144 will have on the Company's financial statements.

(2)  ACQUISITIONS AND DISPOSITIONS

Acquisition of GN Comtext

During July 2001, the Company acquired the assets of GN Comtext ("GN") for $1. Additionally, the Company received a $1.1 million unsecured interest free loan from the former parent company of GN, GN Store Nord A/S, payable on December 31, 2001, received approximately $175,000 for transition services during the third quarter of 2001 and will collect and retain a percentage of certain accounts receivable collected on behalf of GN. GN offers value-added messaging services to over 3,000 customers ranging from small business to multi-national companies around the world. The excess of fair market value of the assets acquired and the liabilities assumed over the purchase price resulted in negative goodwill of $782,000 which was recognized as an extraordinary gain during the quarter ended September 30, 2001 in accordance with FASB 141.


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

At the closing of the acquisition by STI of the EasyLink Services business from AT&T, the Company advanced $14 million to STI in the form of a loan, the proceeds of which were used to fund part of the $15 million cash portion of the purchase price to AT&T. Upon the closing of the acquisition of STI, the Company assumed a $35 million note issued by STI to AT&T. The $35 million note is secured by the assets of STI, including the EasyLink Services business, and the shares of EasyLink Class A common stock issued to the sole shareholder in the merger. The AT&T note is payable in equal monthly installments over four years and bears interest at the rate of 10% per annum for the first six months of the note. Thereafter the rate is adjusted every six months equal to 1% plus the prime rate as listed in the Wall Street Journal on such date of adjustment. In the event of non payment after such payment is due, the remainder of the unpaid balance shall accrue interest at a rate of 3% per annum above the rate previously described. The note is subject to mandatory prepayment upon the sale of specified assets of STI, including the EasyLink Services business, and in certain other events. The note also contains certain customary covenants and events of default, including limitations on the ability of EasyLink to incur additional indebtedness and to incur additional liens on the STI and EasyLink assets. AT&T has entered into an agreement with the Company to restructure the note and has granted the Company the right to defer payments under the note until the earlier of October 31, 2001 or the closing of the restructuring. Upon the closing of the restructuring, the note will be converted into a package of securities consisting of a promissory note in the principal amount of $10 million, 10 million shares of Class A common stock and warrants to purchase 10 million shares of Class A common stock. The warrants will have an exercise price equal to the average of the closing prices of the Company's Class A Common Stock over the 30 trading days ending two days before the closing of the restructuring. See Note (4) Notes Payable and Note (12) Restructuring of Certain Debt and Lease Obligations for a description of the restructuring, the promissory note and the warrants.

Upon the closing of the acquisition of STI, the Company paid to the sole shareholder of STI $835,000 in cash and issued an unsecured note for $9,188,000 and 18,766,176 shares of EasyLink Class A common stock as consideration for the acquisition of STI valued at $30.8 million. The value of the common stock issued to STI is based on the average market price of EasyLink's common stock, as quoted on the Nasdaq national market, for the two days immediately prior to, the day of, and the two days immediately after the announcement of the transaction on February 8, 2001. The $9,188,000 note will be payable in four equal semi-annual installments over two years and may be prepaid in whole or in part at any time and from time to time without payment of premium or penalty. The note is non-interest bearing unless the Company fails to make a required payment within 30 days after the due date therefor. Thereafter, the note will bear interest at the rate of 1% per month. The note also contains certain customary covenants and events of default. The holder of the note has entered into an agreement with the Company to restructure the note and has granted the Company the right to defer payments under the note pending completion of the restructuring. Upon the closing of the restructuring, the note will be converted into a package of securities consisting of a senior convertible note in the principal amount of approximately $2.68 million and having an initial conversion price equal to $1.00 per share, approximately 2.68 million shares of Class A common stock and warrants to purchase approximately 2.68 million shares of Class A common stock. The warrants will have an exercise price equal to the average of the closing prices of the Company's Class A common stock over the 30 trading days ending two days before the closing of the restructuring. See Note (4) Notes Payable and Note (12) Restructuring of Certain Debt and Lease Obligations for a description of the restructuring, the senior convertible note and the warrants.

The cash portion of the merger consideration and the reimbursement of payments made by the sole shareholder of STI were funded out of EasyLink's available cash generated from operations and from the proceeds received by the Company on January 8, 2001 from the issuance of $10.3 million of 10% Senior Convertible Notes due January 8, 2006.

The Company allocated a portion of the purchase price to the fair market value of the acquired assets and liabilities assumed of STI and the EasyLink Services business. The excess of the purchase price over the fair market value of the acquired assets and liabilities assumed of STI and the EasyLink Services business has been allocated to goodwill ($24 million), assembled workforce ($3 million), technology ($11 million), trademarks ($16 million) and customer lists ($11 million). Goodwill, trademarks and customer lists are being amortized over a period of 10 years, the expected estimated period of benefit, and assembled workforce and technology are being amortized over 5 years, the estimated period of benefit. The purchase price that was allocated was based upon the final outcome of the valuation and appraisals of the fair value of the acquired assets and assumed liabilities at the date of acquisition, as well as the identification and valuation of certain intangible assets such as customer lists, in-place workforce, technology and trademarks, etc. The fair value of the technology, assembled workforce, trademarks, customer lists and goodwill was determined by management using the excess earnings method, a risk-adjusted cost approach and the residual method, respectively. Amortization expense for the three and nine months ended September 30, 2001 was approximately $2.0 million and $4.6 million, respectively.

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

  In connection with the acquisition of STI, the Company entered into a letter agreement to acquire Telecom International, Inc. ("TII"), which immediately prior to the acquisition of STI was an affiliate of the sole shareholder of STI. The purchase price for TII was originally negotiated at $117,646 in cash, a promissory note in the aggregate principal amount of approximately $1,294,118 and 2,670,589 shares of the Company's Class A common stock. This transaction is subject to satisfactory completion of due diligence, execution and delivery of definitive documentation, receipt of regulatory approvals and other customary conditions. In order to facilitate the Company's proposed debt restructuring and to reduce the Company's debt obligations and cash commitments, the former sole shareholder of STI and the Company have agreed to modify the Company's commitments in respect of TII. In lieu of acquiring TII, the Company has agreed to purchase certain assets owned by TII and assume certain liabilities not to exceed $200,000. In addition, in lieu of the above consideration, the Company has agreed to issue 3 million shares of Class A common stock as the sole purchase price. This transaction is subject to consummation of the debt restructuring.

Also in connection with the acquisition of STI, the Company entered into a letter agreement with the former sole shareholder of STI under which the Company agreed to acquire the 25% minority interests in the two STI subsidiaries that operate the businesses conducted under the name "Xtreme" for approximately $50,000 in cash, promissory notes in the aggregate principal amount of $500,000 and approximately 1.1 million shares of the Company's Class A common stock. This transaction is subject to satisfactory completion of due diligence, execution and delivery of definitive documentation, receipt of regulatory approvals and other customary conditions.


Sale of Advertising Network

On March 30, 2001, the Company sold its advertising network to Net2Phone, Inc. Net2Phone paid the Company $3 million in cash upon the closing. The Company received an additional $500,000 in April 2001 based upon the achievement of certain milestones by the Company. The consideration paid to EasyLink was determined as a result of negotiations between Net2Phone, Inc. and EasyLink. In connection with the sale, the parties entered into a hosting agreement whereby the Company will receive payments for hosting the consumer mailboxes for a minimum of one year. During the second quarter of 2001, the Company has completed the migration of the hosting of these consumer mailboxes to a third party provider whom we pay for this service. As a result of the sale, the Company transferred net assets, including certain domain names and partner agreements (see Notes 1(E) 5, and 12), and liabilities related to the advertising network to Net2Phone, and recorded a loss on the sale of the advertising network of $2.3 million.

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

After completion of the sale, the former shareholders of Lohoo, a company previously acquired by eLong.com, Inc. brought a claim in China against eLong.com, Inc. under a contingent payment provision contained in the original Lohoo acquisition agreement. Under Asia.com's agreement with the buyer of eLong.com, the Company has agreed to indemnify eLong.com, Inc. for its' liability, subject to a cap, arising out of this contingent payment obligation. Under this indemnity obligation, the Company's liability is limited to, at its option, either 362,319 shares of the Company's Class A common stock (if the Company elects to pay in shares) or $362,319 in cash (if the Company elects to pay in cash).


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

In June 2000, the Company acquired, through the Mauritius entity, the remaining 20% of the Indian subsidiary for $2.2 million. The acquisition was accounted for as a purchase business combination. The excess of the purchase price over the fair market value of the assets acquired has been allocated to goodwill ($2.2 million), and was being amortized over a period of five years, the expected estimated period of benefit. During the second quarter of 2001, management determined that the value associated with the Mauritius entity had become impaired, based upon the proceeds, if any, expected upon sale. As a result, the Company wrote off approximately $3.2 million of goodwill, reducing the balance to zero. In addition, the carrying value of fixed and other assets was written down by an additional $1.2 million.

In connection with the Mauritius acquisition, the Company incurred a $1.8 million charge related to the issuance of 104,347 shares of Class A common stock, as compensation for services performed, $200,000 cash and an additional $200,000 payable in EasyLink Class A common stock as compensation for employees in June 2000. See Note 12 - Sale of Mauritius Entity

India Acquisition

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

Pro Forma Information

The following unaudited pro forma consolidated amounts give effect to the acquisitions made after January 1, 2000 as if they had occurred on January 1, 2000, by consolidating their results of operations with the results of EasyLink for the three and nine months ended September 30, 2001 and 2000. Consolidated results are not necessarily indicative of the operating results that would have been achieved had the transactions been in effect as of the beginning of the periods presented and should not be construed as being representative of future operating results.



                                                                   Three Months Ended
                                                                     September 30,
                                                                     -------------
                                                                  2001           2000
                                                                  ----           ----
(In Thousands, Except Per Share Amounts)

Revenues...................................................    $37,589          $56,746
Loss before extraordinary gain.............................   $(16,586)        $(55,005)
Extraordinary gain.........................................       $782              $--
Net loss...................................................   $(15,804)        $(55,005)

Net loss per share - basic and diluted:
Loss before extraordinary gain.............................     $(0.18)          $(0.69)
Extraordinary gain.........................................      $0.01              $--
Net loss...................................................     $(0.17)          $(0.69)
Weighted average shares used in calculation (1)                 92,794           79,750

                                                                 Nine Months Ended
                                                                  September 30,
                                                                  -------------
                                                               2001              2000
                                                               ----              ----
(In Thousands, Except Per Share Amounts)

Revenues...................................................   $121,409         $179,957
Loss before extraordinary gains............................  $(141,921)       $(158,217)
Extraordinary gains........................................    $41,210               --
Net loss...................................................  $(100,711)       $(158,217)

Net loss per share -basic and diluted:
Loss before extraordinary gains............................     $(1.62)          $(2.07)
Extraordinary gains........................................      $0.47               --
Net loss...................................................     $(1.15)          $(2.07)
Weighted average shares used calculation (1) ..............     87,566           76,302


(1) The Company computes net loss per share in accordance with provisions of SFAS No. 128, "Earnings per Share." Basic net loss per share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period. The calculation of the weighted average number of shares outstanding assumes that 26,016,831 shares of EasyLink's common stock issued in connection with its acquisitions were outstanding for the entire period or date of inception, if later. The weighted average common shares used to compute pro forma basic net loss per share includes the actual weighted average common shares outstanding for the periods presented, respectively, plus the common shares issued in connection with the acquisitions from January 1, 2000 or date of inception if later. Diluted net loss per share is equal to basic net loss per share as common stock issuable upon exercise of the Company's employee stock options and upon exercise of outstanding warrants are not included because they are antidilutive. In future periods, the weighted-average shares used to compute diluted earnings per share will include the incremental shares of common stock relating to outstanding options and warrants to the extent such incremental shares are dilutive.

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

The above exchange transactions have been accounted for in accordance with Financial Accounting Standards Board Statement No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings." As a result of these exchanges, the Company recorded a $40.4 million extraordinary gain on the exchange of convertible notes during the nine months ended September 30, 2001.

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

In connection with the acquisition of STI, the Company assumed a $35 million note from STI and issued a $9.2 million unsecured note to the former shareholder of STI as partial payment (see Note 2 for additional information). See Note 12 - Restructuring of certain debt and lease obligations.

Zones, Inc. Promissory Note

On July 13, 2001, EasyLink entered into an agreement with Zones, Inc. (formerly Multiple Zones, Inc.) regarding payment of a $1 million promissory note. Pursuant to the agreement, EasyLink paid Zones $200,000 in cash on July 16, 2001. Additionally, Zones agreed to convert $400,000 of the original promissory note into a number of shares of EasyLink Class A common stock based upon the average sales price of the Class A Common Stock over the ten (10) trading days immediately preceding the earlier of (a) the filing of a registration statement for the resale of the shares, and (b) the date on which EasyLink enables Multiple Zones to resell the shares or receive the economic benefit of such resale, but in any event not more than 1,250,000 shares. EasyLink also undertook to file an S-3 registration statement with the United States Securities and Exchange Commission ("SEC"), or such other registration statement as necessary to register the Settlement Shares with the SEC to permit public resale of those shares by Multiple Zones as soon as practicable after execution of the Settlement Agreement, but in no event later than September 30, 2001. EasyLink also agreed to pay to Multiple Zones an additional $430,000 upon the earlier of
(i) the closing of the sale of Multiple Zones Mauritius, Ltd. or Multiple Zones Pvt., Ltd. or their respective successors; or (ii) October 31, 2001. See also Note (12) - Zones, Inc. Promissory Note.

GN Store Nord A/S

During July 2001, the Company received a $1.1 million loan from the parent of GN Comtext, GN Store Nord A/S, in connection with assets acquired. During the quarter ended September 30, 2001, receivables due from GN Comtext of approximately $200,000 were netted against the principal amounts due to them. The loan is payable on December 31, 2001.

Restructuring of Certain Debt and Lease Obligations

The Company announced on September 25, 2001 that it had entered into agreements with AT&T Corp., George Abi Zeid (the former sole shareholder of Swift Telecommunications, Inc.) and equipment lessors to restructure outstanding debt and equipment lease obligations. The agreements related to an aggregate of approximately $63 million of debt and capital lease obligations. Upon completion of this restructuring, the Company would eliminate a principal amount of approximately $43 million. As of September 30, 2001, closing of the debt restructuring was subject to certain conditions, including completing a $10 million financing.

Under the terms of the restructuring, the Company will exchange an aggregate of approximately $63 million of debt and equipment lease obligations for an aggregate of approximately $20 million of restructure notes and obligations due in installments commencing June 2003 through June 2006, 19.7 million shares of Class A Common Stock and warrants to purchase 18.0 million shares of Class A Common Stock. In addition, the Company has agreed to purchase certain leased equipment having an original equipment cost of $22.5 million for an aggregate purchase price of up to approximately $3.9 million.

The restructure notes will bear interest at a rate of 12% per annum and mature five years from the date of the restructuring. $9.1 million in principal amount of the restructure notes are convertible, at the option of the holder, into shares of Class A Common Stock of the Company at a conversion price of $1.00 per share, subject to adjustment in certain events after the closing. The Company will not be required to make scheduled principal payments on any of the notes until two years after the dates of issuance. A portion of the notes are subject to mandatory or optional prepayment prior to June 30, 2002 upon completion of certain equity financings payable 50% in Class A common stock and 50% in cash. All of the notes are callable at anytime for cash.

The warrants will allow the holders to purchase shares of Class A Common Stock of the Company at an exercise price equal to the average of the closing prices of EasyLink's Class A Common Stock over the 30 trading days ending two days before the closing of the restructuring. The number of shares issuable upon exercise and the exercise price of the warrants are subject to adjustment in certain events after the closing. The warrants are exercisable for ten years after the date of the grant.

The Company has agreed to file a registration statement with the SEC covering the shares issuable at the closing of the restructuring, the shares issuable upon conversion of the convertible notes and the shares issuable upon exercise of the warrants.

Pending the completion of this restructuring, creditors have agreed to defer all payments under the obligations that are the subject of the restructuring until October 31, 2001 unless extended. Also pending completion of the restructuring, the Company has issued approximately $16.3 million of interim notes in exchange for present and future lease obligations in the amount of approximately $15.1 million. The interim notes bear interest at the rate of 12% per annum, may be declared due and payable by the holder after October 31, 2001 unless extended and will be exchanged upon completion of the restructuring for a portion of the shares, restructure notes and warrants to be issued in the restructuring.

The completion of the debt restructuring is subject to certain conditions, including completing a $10 million financing on or before October 31, 2001 unless extended, compliance with applicable NASDAQ stock market rules and entering into definitive agreements with the creditors holding the obligations that are subject to this restructuring. As of September 30, 2001, the Company had entered into definitive agreements with creditors representing approximately $50.3 million of the approximately $63 million of debt and had entered into agreements in principle with the balance of the creditors.

See also Note 12 - Restructuring of certain debt and lease obligations

Notes payable include the following, in thousands

                                                                                    September 30, 2001   December 31, 2000
                                                                                    ------------------   -----------------
1997 16% Convertible Note due December 2001                                               $25                    $91
1998 Floating rate note payable due March 2001                                              -                     50
1998 9.25% Note payable due March 2001                                                      -                     15
1998 16% Note payable due June 2002                                                       379                    497
1999 16% Note payable due December 2003                                                   428                    529
2000 7% Note payable due March 2001                                                       800                  1,000
2000 7% Convertible Subordinated Notes due February 2005                               24,095                100,000
2001 10% Senior Convertible Notes due January 2006                                     44,624                     --
2001 10% Note due February 2005                                                        33,542                     --
2001 Non interest bearing note payable to former shareholder of STI                     7,886                     --
2001 12% Interim Notes                                                                 16,264                     --
2001 Non Interest bearing note payable to GN Store Nord A/S due December 2001             908                     --
                                                                                          ---                     --

Total Notes Payable                                                                   128,951                102,182
Less current portion                                                                   35,411                  1,861
                                                                                       ------                  -----

Non current portion                                                                   $93,540               $100,321
                                                                                      =======               ========

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

In August 1998, the Company entered into a two-year agreement with CNN. In consideration of the advertising, subscription and customer acquisition opportunities, CNN received 253,532 shares of Class A common stock upon the commencement of the contract at $3.50 per share, the fair market value of EasyLink's common stock on the date of grant, or $887,000. CNN also had the right to receive a portion of the Company's selected revenues under the agreement, as defined. The value of the stock issuance was recorded in the balance sheet as partner advances and was amortized ratably to amortization expense over the contract term. The launch of the services coincided with the contract date. The Company recorded approximately $49,000 and $271,000 of amortization expense for the three and nine-month periods ended September 30, 2000.

Prior to May 1, 1999, the Company was required to issue to CNET, Snap and NBC Multimedia shares of its Class A common stock for each member who registers at their sites. On May 1, 1999, the Company entered into an agreement to settle in full its contingent obligation to issue shares of its Class A common stock to CNET, Snap and NBC Multimedia as described above. Pursuant to this agreement, the Company issued upon the closing of its initial public offering in June 1999, 2,368,907 shares of Class A common stock at a value of $7.00 per share in the aggregate to CNET and Snap and 210,000 shares of Class A common stock at a value of $7.00 per share to NBC Multimedia. The Company capitalized $18 million in connection with the issuance of these shares and has ratably amortized the amount over the period from the closing of the initial public offering (June 23, 1999) through May 2001. The Company recorded approximately $2.3 million of amortization expense for the three months ended September 30, 2000 and $2.3 million and $6.9 million for the nine months ended September 30, 2001 and 2000, respectively. The remaining $1.5 million of unamortized costs were written off as a part of the loss on the sale of the advertising network during the first quarter of 2001.

(6)  Leases

Approximately $21 million of our outstanding obligations to lessors have been classified as current liabilities, which includes $16.3 million that are included as part of the interim notes. The holders of these obligations have entered into agreements with the Company to restructure these obligations and have granted the Company the right to defer payments until the earlier of October 31, 2001, unless extended, or the closing of the restructuring. Upon the closing of the restructuring, these obligations will be converted into a package of securities consisting of senior convertible notes and other obligations in the aggregate principal amount of approximately $7.5 million, approximately 7 million shares of Class A common stock and warrants to purchase approximately
5.3 million shares of Class A common stock. In addition, the Company has agreed to purchase certain leased equipment having an original equipment cost of $22.5 million for an aggregate purchase price of up to approximately $3.9 million.
The warrants will have an exercise price equal to the average of the closing prices of the Company's Class A Common Stock over the 30 trading days ending two days before the closing of the restructuring. See Note (4) Notes Payable and Note (12) Restructuring of Certain Debt and Lease Obligations for a description of the restructuring, the senior convertible note and the warrants. If the restructuring is successfully completed, any remaining portion of these obligations that are due and payable more than 12 months after the closing of the restructuring will be reclassified from short-term to long-term liabilities.

(7)  Warrants and Options

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

During the quarter ended September 30, 2001, the Company granted to its employees and directors under its stock option plans a total of 7,018,479 options to purchase shares of Class A common stock with an average exercise price of $0.24 per share. As of September 30, 2001, the Company had a total of 18,495,418 options outstanding with an average exercise price of $1.40 per share.

In connection with the Company's proposed debt restructuring, the Company has agreed to issue upon the closing of the restructuring, warrants to purchase 18 million shares of Class A common stock. The warrants will have an an exercise price equal to the average of the closing prices of the Company's Class A Common Stock over the 30 trading days ending two days before the closing of the restructuring. See Note (4) Notes Payable and Note (12) Restructuring of Certain Debt and Lease Obligations for a description of the restructuring and the warrants.

(8)  Business Segments

The Company's two business segments are Messaging and Domain Development, the latter being attributable to the formation of WORLD.com. The following table presents summarized financial information related to the business segments, in thousands:

                                                                Three Months Ended September 30,
                                                                --------------------------------
                                                                   2001              2000
                                                                   ----              ----
Revenue:
Messaging....................................................     $36,548          $15,078
Domain development...........................................       1,041            3,460
                                                                    -----            -----
     Total revenue...........................................     $37,589          $18,538
                                                                  =======          =======
Cost of revenues:
Total Messaging..............................................     $19,294          $13,945
Domain development...........................................       1,086            2,630
                                                                    -----            -----
     Total cost of revenue...................................     $20,380          $16,575
                                                                  =======          =======
Operating expenses, excluding cost of revenue
     Messaging...............................................     $30,567          $39,888
     Domain development......................................       1,111           14,586
                                                                    -----           ------
     Total operating expenses, excluding cost of revenue          $31,678          $54,474
                                                                  =======          =======


                                                             Nine Months Ended September 30,
                                                             -------------------------------
                                                                   2001             2000
                                                                   ----             ----
Revenue:
Messaging....................................................     $90,128          $38,621
Domain development...........................................       5,834            4,891
                                                                    -----            -----

     Total revenue...........................................     $95,962          $43,512
                                                                  =======          =======


Cost of revenues:
Total Messaging..............................................     $59,550          $36,222
Domain development...........................................       6,146            4,108
                                                                    -----            -----

     Total cost of revenue...................................     $65,696          $40,330
                                                                  =======          =======


Operating expenses, excluding cost of revenue
     Messaging...............................................     $96,460         $115,893
     Domain development......................................     101,145           30,159
                                                                  -------           ------

     Total operating expenses, excluding cost of revenue         $197,605         $146,052
                                                                 ========         ========

The following table reconciles total assets for business segments to consolidated assets, in thousands:

                                                               September 30,            December 31,
                                                                   2001                     2000
                                                                   ----                     ----

Identifiable Assets
Messaging..................................................      $253,522                  $252,575
Domain development.........................................         1,810                    74,491
Inter-segment eliminations ................................         3,004                     3,195
                                                                    -----                     -----

Consolidated assets........................................      $258,336                  $330,261
                                                                 ========                  ========


The following table presents certain segment information, in thousands:

                                                                                Domain
                                                             Messaging         Development          Total

Three months ended September 30, 2001

Restructuring charges..............................         $--                    $--                $--
Impairment of intangibles and other assets.........         $50                    $--                $50
Loss on sale of businesses ........................         $--                    $--                $--

                                                                                 Domain
                                                             Messaging         Development          Total

Nine months ended September 30, 2001

Restructuring charges..............................           $25,338             $46,675           $72,013
Impairment of intangibles and other assets.........           $ 2,199             $ 8,094           $10,293
Loss on sale of businesses.........................           $ 2,327             $   264           $ 2,591


(9)  Restructuring Charges

During the nine months ended September 30, 2001, a restructuring charge of $72.0 million was recorded by the Company in accordance with the provisions of EITF 94-3, and Staff Accounting Bulletin 100. The Company's restructuring initiatives are related to our strategic decisions to exit the consumer messaging business and WORLD.com business and to focus on the Company's outsourced messaging business.

During the first nine months of 2001, the Company's restructuring program included an incremental reduction in the workforce of approximately 150 employees. In addition, asset disposals of $68.6 million reflect write-downs of goodwill and other intangible assets of $44.5 million primarily in connection with management's decision to sell its WORLD.com properties, the majority of which related to its Asian portal businesses (see Note 2), and a write-down of $24.1 million of excess fixed assets and other assets to their net realizable values.

The following sets forth the activity in the Company's restructuring reserve (in thousands):

                                         Beginning              Current year-             Current year-           Ending
                                          balance                  provision              utilization             balance
                                          -------                  ---------              -----------             -------

Employee termination
benefits.........................              $559                  $2,378                    $2,448                 $488
Lease abandonments ..............             3,136                   1,034                     3,543                  628
Asset disposals..................                --                  68,601                    68,601                   --
Other exit costs.................               353                       2                       337                   19
                                                ---                       -                       ---                   --

                                             $4,048                 $72,015                   $74,929               $1,134
                                             ======                 =======                   =======               ======


(10) India.com Financing


During the third quarter of 2000, India.com, Inc., a then wholly-owned subsidiary of EasyLink, issued 13,657,692 shares of Series A convertible preferred stock to private investors valued at $14.2 million. These shares are convertible into India.com Class A common stock at the initial purchase price of the preferred shares, subject to certain anti-dilution adjustments. Under the terms of an exchange agreement entered into at the time of the financing, the holders of the Series A convertible exchangeable preferred stock were entitled to a one-time right exercisable during the 60 days after September 13, 2001 to exchange these shares for the number of shares of EasyLink Class A common stock equal to the original purchase price of such shares divided by the lesser of the market price of EasyLink's Class A common stock on September 13, 2001 (but not less than $4.50) and $6.00. This exchange right has since been modified as described below.

The Company entered into a Bridge Funding and Amendment Agreement with India.com, Inc. (the "Bridge Funding Agreement"). Under the Bridge Funding Agreement, the Company borrowed approximately $5 million from its majority-owned subsidiary India.com and thereby became obligated to issue to India.com bridge notes evidencing these borrowings (the "Bridge Notes"). Under the Bridge Funding Agreement, the Company committed to issue to India.com warrants to purchase 200,000 shares of EasyLink's Class A common stock at an exercise price of $1.30 per share in consideration of the commitment under the Bridge Funding Agreement. In addition, India.com was entitled to receive warrants to purchase an additional 160,000 shares of EasyLink Class A common stock for each $1 million drawn down by the Company under the Bridge Funding Agreement. As a result of the drawings under the Bridge Funding Agreement, the Company was obligated to issue an additional 800,000 warrants at exercise prices ranging from $0.62 to $1.40 per warrant.

In consideration of the commitments under the Bridge Funding Agreement, the period during which the one-time exchange right of the holders of India.com preferred stock was changed from the 60-day period immediately after September 13, 2001 to the 60-day period immediately after December 31, 2001. In addition, the floor price at which shares of EasyLink Class A common stock may be issued upon the exchange was reduced from $4.50 per share to $3.00 per share immediately upon execution and delivery of the Bridge Funding Agreement and was subject to further reduction to $1.25 per share for a percentage of the total number of shares of India Preferred Stock that is equal to the percentage of the Bridge Note drawn down.

Pursuant to an Exchange Agreement Amendment entered into on July 17, 2001 (the "Exchange Agreement Amendment") between the Company and the holders of India.com preferred stock, the holders of 99.3% of the outstanding shares of India.com preferred stock exercised their right to exchange their shares of India.com preferred stock for shares of the Company's Class A common stock based on the average of the closing market prices of the Company's stock over the five trading days ending on September 13, 2001, subject to a floor on the exchange price of $1.00 and a cap of $3.00 and subject to adjustment in certain circumstances. Based on the average of the closing prices of the Company's stock, the exchange price was $1.00 per share and 14,200,000 became issuable upon consummation of the exchange. As of September 30, 2001, the closing of the exchange transaction was subject to compliance with the requirements of the NASDAQ stock market. In addition, if the shares of Class A common stock issued in the exchange have not been registered for resale under an effective registration statement by December 31, 2001, the Company has agreed to issue to the former holders of India Preferred Stock an aggregate of 100,000 shares of its Class A common stock per month for each month after December 31, 2001 until the earlier of (i) the effectiveness of such a registration statement and (ii) the date on which such shares are eligible for resale pursuant to Rule 144 promulgated under the Securities Act. The Company entered into the Exchange Agreement Amendment in connection with the elimination of its obligations under the $5 million aggregate principal amount of bridge notes and the warrants to purchase an aggregate of 1 million shares of the Company's Class A common stock issued to India.com.

The consummation of the above exchange on or after September 13, 2001 is subject to compliance with NASDAQ requirements. See also Note 12 - Closing of India.com, Inc. Preferred Stock Exchange.

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

(12)  Subsequent Events


Issuance of Senior Convertible Notes

On October 11, 2001, the Company issued $1.3 million of 10% senior convertible notes due January 8, 2006 to private investors. The notes are convertible into shares of Class A common stock at an initial conversion price of $0.25 per share, subject to adjustment in certain events. The notes have terms and conditions otherwise similar to the 10% senior convertible notes issued on March 19, 2001. See Note (4) Notes Payable.

Closing of India.com, Inc. Preferred Stock Exchange

On October 17, 2001, the Company and the holders of India.com preferred stock completed the exchange of India.com preferred stock for approximately 14.2 million shares of the Company's Class A common stock. See Note (10) India.com Financing.

Zones, Inc. Promissory Note

Under an Amended and Restated Settlement Agreement and Release between the Company and Zones, Inc. dated October 8, 2001, the Company and Zones amended their original July 13, 2001 settlement agreement. See Note (4) Zones, Inc. Promissory Note. Under the October 8, 2001 agreement, the Company paid Zones the remaining $430,000 cash payment owed to Zones, and the parties also fixed the number of shares of Class A common stock issuable by the Company to Zones at 1,033,592. The shares must be issued on or before November 30, 2001.


Sale of Mauritius Entity

On October 31, 2001, the Company's India.com, Inc. subsidiary sold its Multiple Zones Mauritius Prvt. Ltd. subsidiary. The Company received a promissory note in the principal amount of $335,000 payable in equal quarterly installments of $27,917 on the last business day of each March, June, September and December commencing March 2003. The Company does not estimate a significant gain or loss on the transaction.

Agreement to Sell Portal Operations of India.com, Inc.

The Company entered into an agreement dated as of October 26, 2001 to sell the portal operations of its India.com, Inc. subsidiary. The closing of the sale is subject to receipt of applicable governmental approvals in India. Upon consummation of the sale, the Company would receive an aggregate of up to $8 million consisting of (i) $0.25 million in cash payable at the closing, (ii) a promissory note in the principal amount of up to $6.75 million, and (iii) shares of capital stock of the buyer representing 4% of the fully diluted capital stock of the Buyer having a value of $1 million. The note is payable in installments of $0.5 million on October 26, 2002, $1 million on April 26, 2003, $5.25 million on October 26, 2003. The installments payable on the note may be satisfied at various discounts if paid by dates specified in the note. If all discounts are fully utilized, a minimum of $3.37 million would be payable on the note. The buyer has an option to purchase the buyer shares issuable as part of the purchase price for $1 million at any time on or before the second anniversary of the closing date. The Company does not anticipate a significant gain or loss on the transaction.


Restructuring of Certain Debt and Lease Obligations

The Company's creditors and lessors participating in its proposed debt restructuring have agreed to extend the date for completion of the debt restructuring to November 30, 2001. The Company has received sufficient financing commitments in order to complete the debt restructuring. The Company has secured commitments for approximately $10 million of financing. As of November 14, 2001, the maximum aggregate number of shares issuable pursuant to these commitments is approximately 28 million shares of Class A common stock. Completion of the financing is subject to execution and delivery of definitive agreements and completion of the debt restructuring.

Approximately $5.7 million of this financing is represented by the investment of cash in exchange for a number of shares of Class A common stock based on the average of the closing prices of EasyLink's Class A common stock for the 10 consecutive trading days prior to the closing. If the average of the closing prices of EasyLink's Class A common stock for the 10 consecutive trading days prior to January 2, 2002 is less than $1.60 per share, then EasyLink will issue additional shares to the purchasers such that the shares issued at the closing plus the shares issued pursuant to any adjustment on January 2, 2001 is approximately 14.25 million shares of Class A common stock. Executives of EasyLink may also participate in the financing and purchase up to 3 million additional shares of Class A common stock on the same terms and conditions as the other purchasers of shares of Class A common stock. Approximately $1.3 million of this financing is represented by the investment on October 11, 2001 of cash in exchange for senior convertible notes that are convertible into approximately 5.2 million shares of Class A common stock. Approximately $3.0 million of this financing is represented by the exchange of $1.4 million of cash equipment purchase obligations owed to lessors and $1.6 million of other cash obligations owed to AT&T for an aggregate of 8.2 million shares of Class A common stock.

Termination of Net2Phone Agreement

On November 14, 2001, the Company entered into an agreement with Net2Phone terminating the hosting agreement as of September 30,2001. See also note (2).


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

Until March 30, 2001, we also offered advertising services and consumer e-mail services to Web sites, ISP's and direct to consumers. In this market, we provided Web-based e-mail services or WebMail to Internet Service Providers
(ISPs) including several of the world's top ISPs, and we partnered with top branded Web sites to provide WebMail services to their users. In addition, we served the market directly through our flagship web site www.mail.com. On October 26, 2000, the Company announced its intention to sell its advertising network business and stated that it will focus exclusively on its established outsourced messaging business. The Company also announced that as a result of its decision to focus on its outsourced messaging business, it is streamlining the organization, taking advantage of lower cost areas and further integrating its technological and operational infrastructures. On March 30, 2001, we completed the sale of our advertising network and consumer e-mail business to Net2Phone for $3 million in cash at the closing and on April 13, 2001, received an additional $500,000 based upon the achievement of certain milestones by EasyLink. In connection with the sale, we entered into a hosting agreement under which we will host or arrange to host the consumer e-mailboxes for Net2Phone for a minimum of one year. During the second quarter of 2001, we completed the migration of the hosting of these consumer e-mailboxes to a third party provider whom we pay for this service. On November 14, 2001, the Company entered into an agreement terminating the hosting agreement as of September 30, 2001. See also Note (2).

In March 2000, EasyLink formed WORLD.com to develop the Company's extensive portfolio of domain names into major Web properties, such as Asia.com and India.com, which serve the worldwide business-to-business and business-to-consumer marketplace. Through its subsidiaries, WORLD.com generates revenues primarily from sales of information technology products, system integration and website development for other companies, advertising related sales and commissions earned from booking travel arrangements. On November 2, 2000, the Company announced that it will sell all assets not related to its core outsourced messaging business, including its Asia.com, Inc., and India.com, Inc. subsidiaries, and its portfolio of category-defining domain names. On May 3, 2001, the Company's majority owned subsidiary Asia.com, Inc. sold its business to an investor group. On October 31, 2001, the Company's India.com, Inc. subsidiary sold its Multiple Zones Mauritius Prvt. Ltd. subsidiary. The Company also entered into an agreement dated as of October 26, 2001 to sell the portal operations of its India.com, Inc. subsidiary. See Notes 1, 2 and 12 to our unaudited condensed consolidated financial statements for additional information.

For the quarter ended September 30, 2001, total revenues were $37.6 million compared to $18.5 million for the quarter ended September 30, 2000. Net loss was $15.8 million for the quarter ended September 30, 2001 as compared to $53.3 million for the quarter ended September 30, 2000. For the nine months ended September 30, 2001, total revenues were $96.0 million compared to $43.5 million for the nine months ended September 30, 2000. Net loss was $143.5 million for the nine months ended September 30, 2001 as compared to $143.7 million for the nine months ended September 30, 2000.

During the first nine months of 2001, we generated approximately 92% of our revenues from business messaging services and approximately 2% of our revenue from the advertising network business. We also generated approximately 6% of our revenues from the sales of information technology products and the provision of local content and other Internet services associated with WORLD.com. During the first nine months of 2000, we generated approximately 50% of our revenues from business messaging services, approximately 38% of our revenue from the advertising network business and approximately 12% of our revenues from the sales of information technology products and the provision of local content and other Internet services associated with WORLD.com.

For the nine months ended September 30, 2001 and 2000, approximately $90 million and $22 million, respectively, of our revenue was generated from companies we acquired since January 1, 2000. As indicated in Note 1 of the notes to our unaudited condensed consolidated financial statements, in the future, our focus is centered exclusively on the outsourced business messaging market.

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

The Company also traded advertisements on its Web properties in exchange for advertisements on the Internet sites of other companies. Barter revenue, which is a component of advertising revenue, amounted to $0.6 million and $1.0 million for the nine months ended September 30, 2001 and 2000, respectively. For the nine months ended September 30, 2001 and 2000, barter expenses, which are a component of cost of revenues, were the same $0.6 million and $1.0 million, respectively.

Domain development revenues include revenues generated by WORLD.com and consist primarily of sales of information technology products. Revenues are also generated from system integration and website development, advertising, and commissions from booking travel arrangements. Revenues for the quarter ended September 30, 2001 were $1.0 million and compared to $3.5 million in the quarter ended September 30, 2000. For the nine months ended September 30, 2001 domain development revenues were $5.8 million as compared to $4.9 million for the prior year period. On May 3, 2001, the Company's majority owned subsidiary Asia.com, Inc. sold its business to an investor group for $1.5 million in cash and assumed $1.5 million of liabilities.

Although we have experienced substantial growth in revenues in recent periods, we have incurred substantial operating losses since inception and will continue to incur substantial losses for the foreseeable future. As of September 30, 2001, we had an accumulated deficit of approximately $450.7 million.

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

STOCK AND WARRANT ISSUANCES

During the nine months ended September 30, 2001, the Company issued 614,749 shares of Class A common stock to certain former employees of Asia.com and India.com as severance payments valued at approximately $655,000.

During the quarter ended June 30, 2001 we issued 317,460 shares and 604,230 shares, respectively of our Class A common stock to an investment bank as payment for services rendered in connection with the sale of our advertising network and to a vendor as payment for services.

During the quarter ended September 30, 2001 we issued 2,945,327 shares of Class A common stock in association with interest payment on our Senior Convertible Notes and subordinated debentures. See Note (4)

Under an agreement with CNN entered into August 1998, we issued 253,532 shares of our Class A common stock upon execution of a contract in August 1998. We agreed to issue the shares in anticipation of CNN's fulfillment of promotional obligations under the contract. We capitalized approximately $887,000 as a partner advance, the market value of the stock we issued and then amortized that amount over the length of the contract. During the three and nine month periods ended September 30, 2000 we recorded approximately $49,000 and $271,000, respectively, of amortization expense for this agreement and this amount is included in sales and marketing expenses.

Prior to May 1, 1999, we were required to issue to CNET, Snap and NBC Multimedia shares of our Class A common stock for each member who registers at their sites. On May 1, 1999, we entered into an agreement to settle in full its contingent obligation to issue shares of our Class A common stock to CNET, Snap and NBC Multimedia as described above. Pursuant to this agreement, we issued upon the closing of our initial public offering in June 1999, 2,368,907 shares of Class A common stock at a value of $7.00 per share in the aggregate to CNET and Snap and 210,000 shares of Class A common stock at a value of $7.00 per share to NBC Multimedia. We capitalized $18 million in connection with the issuance of these shares and are ratably amortizing the amount over the period from the closing of the initial public offering (June 23, 1999) through May 2001. We recorded approximately $2.3 million of amortization expense for the three months ended September 30, 2000. For the nine months ended September 30, 2001 and 2000, we recorded approximately $2.3 million and $6.9 million of amortization expense. The remaining $1.5 million of unamortized costs were written off as a part of the loss on the sale of the advertising network.

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

During the nine months ended September 30, 2000, the Company issued 104,347 shares of Class A common stock valued at approximately $1.8 million to an employee in lieu of compensation.

ACQUISITIONS, INVESTMENTS AND DIVESTITURES

During 2001, the Company acquired the assets of GN Comtext ("GN") for $1. Additionally, the Company received a $1.1 million unsecured interest free loan from the former parent company of GN, GN Store Nord A/S, payable on December 31, 2001, received approximately $175,000 for transition services during the third quarter of 2001 and will collect and retain a percentage of certain accounts receivable collected on behalf of GN. GN offers value-added messaging services to over 3,000 customers ranging from small business to multi-national companies around the world. The excess of fair market value of the assets acquired and the liabilities assumed over the purchase price resulted in negative goodwill of $782,000 which was recognized as an extraordinary gain during the quarter ended September 30, 2001 in accordance with FASB 141.

On October 31, 2001, the Company's India.com, Inc. subsidiary sold its Multiple Zones Mauritius Prvt. Ltd. subsidiary. The Company also entered into an agreement dated as of October 26, 2001 to sell the portal operations of its India.com, Inc. subsidiary. See Notes 1, 2 and 12 to our unaudited condensed consolidated financial statements for additional information.


On February 23, 2001, we acquired Swift Telecommunications, Inc., ("STI"). In January 2001, STI acquired the EasyLink Services business ("EasyLink Services") from AT&T Corp. STI, together with its newly acquired EasyLink Services business, is a global provider of messaging services such as telex, fax, electronic data interchange and e-mail.

At the closing of the acquisition by STI of the EasyLink Services business from AT&T, we advanced $14 million to STI in the form of a loan, the proceeds of which were used to fund part of the cash portion of the purchase price to AT&T. Upon the closing of the acquisition of STI, we assumed a $35 million note issued by STI to AT&T. The $35 million note is secured by the assets of STI, including the EasyLink Services business, and the shares of the Company's Class A common stock to be issued to the sole shareholder in the Merger. The note is payable in equal monthly installments over four years and bears interest at the rate of 10% per annum for the first six months of the note. Thereafter the rate is adjusted every six months equal to 1% plus the prime rate as listed in the Wall Street Journal on such date of adjustment. In the event of a non payment after such payment is due, the remainder of the unpaid balance shall accrue interest at a rate of 3% per annum above the rate previously described. The note is subject to mandatory prepayment upon the sale of specified assets of STI, including the EasyLink Services business, and in certain other events. The note also contains certain customary covenants and events of default, including limitations on our ability to incur additional indebtedness and to incur additional liens on the STI and EasyLink assets. AT&T has entered into an agreement with the Company to restructure the note and has granted the Company the right to defer payments under the note until the earlier of October 31, 2001 or the closing of the restructuring. Upon the closing of the restructuring, the note will be converted into a package of securities consisting of a promissory note in the principal amount of $10 million, 10 million shares of Class A common stock and warrants to purchase 10 million shares of Class A common stock. The warrants will have an exercise price equal to the average of the closing prices of the Company's Class A Common Stock over the 30 trading days ending two days before the closing of the restructuring. See Note (4) Notes Payable and Note (12) Restructuring of Certain Debt and Lease Obligations for a description of the restructuring, the promissory note and the warrants. See note (2) to the unaudited condensed consolidated financial statements for additional information.

Upon the closing of the acquisition of STI, we paid to the sole shareholder of STI $835,294 in cash and issued an unsecured note for approximately $9.2 million and 18,766,176 shares of the Company's Class A common stock valued at approximately $30.8 million as the purchase price for the acquisition of STI. We will also pay additional consideration to the sole shareholder of STI equal to the amount of the net proceeds, after satisfaction of certain liabilities of STI and its subsidiaries, from the sale or liquidation of the assets of one of STI's subsidiaries. We also reimbursed the sole shareholder of STI for a $1.5 million advance made to STI, the proceeds of which were used to fund the balance of the cash portion of the purchase price for STI's acquisition of the EasyLink Services business and certain other obligations to AT&T. The $9.2 million note will be payable in four equal semi-annual installments over two years and may be prepaid in whole or in part at any time and from time to time without payment of premium or penalty. The note will be non-interest bearing unless we fail to make a required payment within 30 days after the due date therefore. Thereafter, the note will bear interest at the rate of 1% per month. The note also contains certain customary events of default. The holder of the note has entered into an agreement with the Company to restructure the note and has granted the Company the right to defer payments under the note pending completion of the restructuring. Upon the closing of the restructuring, the note will be converted into a package of securities consisting of a senior convertible note in the principal amount of approximately $2.68 million and having an initial conversion price equal to $1.00 per share, approximately 2.68 million shares of Class A common stock and warrants to purchase approximately 2.68 million shares of Class A common stock. The warrants will have an exercise price equal to the average of the closing prices of the Company's Class A common stock over the 30 trading days ending two days before the closing of the restructuring. See Note (4) Notes Payable and Note (12) Restructuring of Certain Debt and Lease Obligations for a description of the restructuring, the senior convertible note and the warrants.

  In connection with the acquisition of STI, the Company entered into a letter agreement to acquire Telecom International, Inc. ("TII), which immediately prior to the acquisition of STI was an affiliate of the sole shareholder of STI. The purchase price for TII was originally negotiated at $117,646 in cash, a promissory note in the aggregate principal amount of approximately $1,294,118 and 2,670,589 shares of the Company's Class A common stock. This transaction is subject to satisfactory completion of due diligence, execution and delivery of definitive documentation, receipt of regulatory approvals and other customary conditions. In order to facilitate the Company's proposed debt restructuring and to reduce the Company's debt obligations and cash commitments, the former sole shareholder of STI and the Company have agreed to modify the Company's commitments in respect of TII. In lieu of acquiring TII, the Company has agreed to purchase certain assets owned by TII and assume certain liabilities not to exceed $200,000. In addition, in lieu of the above consideration, the Company has agreed to issue 3 million shares of Class A common stock as the sole purchase price. This transaction is subject to consummation of the debt restructuring.

Also in connection with the acquisition of STI, the Company entered into a letter agreement with the former sole shareholder of STI under which the Company agreed to acquire the 25% minority interests in the two STI subsidiaries that operate the businesses conducted under the name "Xtreme" for approximately $50,000 in cash, promissory notes in the aggregate principal amount of $500,000 and approximately 1.1 million shares of the Company's Class A common stock. This transaction is subject to satisfactory completion of due diligence, execution and delivery of definitive documentation, receipt of regulatory approvals and other customary conditions.


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

On March 31, 2000, we acquired a Mauritius entity, which in turn owned 80% of an Indian subsidiary, to facilitate future investments in India. The terms were $400,000 in cash and a $1 million 7% note payable due one year from closing. In June 2000, the Company acquired through the Mauritius entity the remaining 20% of the Indian subsidiary for $2.2 million in cash. In connection with this acquisition, we incurred a $1.8 million charge related to the issuance of 104,347 shares of Class A common stock, as compensation for services performed, and in June 2000, we paid $200,000 cash and an additional $200,000 payable in our Class A common stock as compensation for employees. During the second quarter of 2001, management determined that the value of the goodwill associated with the Mauritius entity had become impaired, based upon the expected proceeds of the sale of India.com. As a result the Company wrote off approximately $3.2 million of goodwill reducing the balance to zero. In addition, the carrying value of fixed and other assets was written down by an additional $1.2 million On October 31, 2001, we sold the Mauritius entity for a promissory note in the principal amount of $335,000. The Company does not estimate a significant gain or loss on the transaction.

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

DEFERRED COMPENSATION

We have recorded amortization of deferred compensation of approximately $0 and $91,000 for the quarter ended September 30, 2001 and 2000, respectively, in connection with the grant of stock options to one of our officers. For the nine months ended September 30, 2001 and 2000, we recorded $0 and $274,000 of amortization expense. This deferral, which totaled $1.1 million at the date of the grant, represented the difference between the deemed fair value of our common stock for accounting purposes and the exercise price of the options at the date of grant. This amount is represented as a reduction of stockholders' equity and amortized over the three-year vesting period. Amortization of deferred stock compensation is charged to sales and marketing expense on the statement of operations. During the fourth quarter of 2000, the officer's employment terminated and the remaining $387,000 of unamortized deferred compensation was charged to additional paid in capital, representing forfeited options.

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

As a result of our acquisition of the EasyLink services business from AT&T in February 2001, we recorded deferred compensation of approximately $509,000 associated with the issuance of our Class A common stock to certain employees. Amortization of deferred compensation associated with this issuance was approximately $127,000 and $212,000 for the three and nine months ended September 30, 2001.

RESULTS OF OPERATIONS THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

Revenues

Revenues for the three months ended September 30, 2001 were $37.6 million, as compared to $18.5 million for the comparable period in 2000. Revenues for the nine months ended September 30, 2001 were $96.0 million as compared to $43.5 million for the comparable period in 2000. The increases were due primarily to revenues generated from the business messaging market including revenues associated with our acquisition of STI on February 23, 2001.

Business messaging revenues for the three months ended September 30, 2001 were $36.5 million as compared to $8.8 million for the comparable period of 2000. For the nine months ended September 30, 2001 and 2000, business messaging revenues were $88.4 million and $20.9 million, respectively. Business messaging revenues were derived from managed e-mail and groupware hosting services; services that protect corporate e-mail systems such as virus protection, spam control and content filtering services; message delivery services such as electronic data interchange or "EDI," telex, desktop fax, broadcast and production messaging services; and professional messaging services and support.

Advertising network revenues, included in messaging revenues, amounted to $6.3 million for the three months ended September 30, 2000. No advertising revenues were earned in the quarter ended September 30, 2001, as we sold our advertising network to Net2Phone, Inc on March 30, 2001. Net2Phone paid us $3 million in cash at the closing and on April 13, 2001, we received an additional $500,000 based upon our achievement of certain milestones set forth in the agreement. In connection with the sale the parties entered into a hosting agreement whereby we will receive payments for hosting the consumer mailboxes for a minimum of one year. During the second quarter of 2001, we completed the migration of the hosting of these consumer mailboxes to a third party provider whom we pay for this service. On November 14, 2001, the company entered into an agreement with Net2Phone terminating the hosting agreement as of September 30,2001. See also note (2). For the first nine months of 2001 advertising network revenues were $1.7 million as compared to $17.2 million for the comparable period of 2000.

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

The Company also traded advertisements on its Web properties in exchange for advertisements on the Internet sites of other companies. Barter revenue, which is a component of advertising revenue, amounted to $0.6 million and $1.0 million for the nine months ended September 30, 2001 and 2000. For the nine months ended September 30, 2001 and 2000, barter expenses, which are a component of cost of revenues, were the same amounts at $0.6 million and $1.0 million, respectively.

Domain development revenues were $1.0 million for the quarter ended September 30, 2001 as compared to $3.5 million for the quarter ended September 30, 2000. Domain development revenues were $5.8 million for the nine months ended September 30, 2001 as compared to $4.9 million for the nine months ended September 30, 2000. The reduction in revenues in the current quarter is a direct result of the sale of the business of the Company's majority owned subsidiary, Asia.com, Inc. on May 3, 2001.

OPERATING EXPENSES

Cost of Revenues

Cost of revenues for the three months ended September 30, 2001 was $20.4 million, as compared to $16.6 million for the comparable period in 2000. For the nine months ended September 30, 2001 cost of revenues were $65.7 million as compared to $40.3 million in the comparable period of 2000. The increases in costs for the three and nine month periods are the result of increased revenues, but as a percentage of revenues these costs decreased from the inclusion of higher margin revenues associated with our acquisition of STI, including the EasyLink Services business, in February 2001. Gross margin for the three months ended September 30, 2001 improved to 46% as compared to 11% for the comparable period of 2000. Gross margin for the nine months ended September 30, 2001 improved to 32% as compared to 7% for the comparable period of 2000.

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

Sales and Marketing Expenses

Sales and marketing expenses were $5.7 million for the three months ended September 30, 2001 as compared to $18.4 million for the comparable period in 2000. For the nine months ended September 30, 2001 and 2000, sales and marketing costs were $26.3 million and $50.2 million, respectively. These expense decreases were primarily due to the reduction and eventual elimination of expenditures associated with our advertising network in anticipation of and eventual sale of that business on March 30, 2001 and the sale of our Asia.com business on May 3, 2001. Partially offsetting these reductions was an increase in expenses as a result of the acquisition of STI. Included in this category are costs related to salaries and commissions for sales, marketing, and business development personnel. Prior to the sale of our advertising network, this category included costs associated with various advertising campaigns to build our brand. One of the primary components of sales and marketing expenses were customer acquisition costs related to our advertising network. Such costs were $8.3 million in the first nine months of 2000. We are no longer incurring such costs in 2001. An amendment to the CNET, Snap and NBC agreement signed during the second quarter of 1999 eliminated the monthly issuance of shares, but required us to issue shares under the contract simultaneously with our initial public offering in June 1999. The value of these shares ($18.1 million) was being amortized over the subsequent two-year period. We recorded approximately $2.3 million of amortization expense in connection with the issuance of these shares during the three-month period ended September 30, 2000. Amortization expense for the nine months ended September 30, 2001 and 2000 was $2.3 million and $6.9 million, respectively. We also recorded $0, and $49,000 in amortization of partner advances of shares to CNN for the quarter ended September 30, 2001 and 2000, respectively. Amortization expense for the nine months ended September 30, 2001 and 2000 was $0 and $271,000, respectively. As previously mentioned, during the first quarter of 2000, the Company expensed $3.3 million of deferred costs related to the AT&T warrants.

General and Administrative Expenses

General and administrative expenses were $11.4 million during the three months ended September 30, 2001 as compared to $13.6 million during the comparable period of 2000. For the nine months ended September 30, 2001, general and administrative costs were $36.8 million as compared to $32.0 million for the nine months ended September 30, 2000. The decrease in expenses for the September 2001 quarter in comparison to the September 2000 quarter resulted from planned cost reduction measures offset by higher costs related to acquisitions. Conversely, the increase for the nine month period was attributable to higher costs associated with our acquisition of STI and the EasyLink Services business in February 2001 and the acquisition of GN in July 2001, partially offset by reductions in expenses associated with our advertising network in anticipation of and eventual sale of that business on March 30, 2001 and the sale of our Asia.com business on May 3, 2001.

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

Product Development Expenses

Product development expenses were $1.8 million for the three months ended September 30, 2001 as compared to $4.7 million in comparable period of 2000. For the nine months ended September 30, 2001, product development costs were $8.0 million as compared to $13.9 million for the nine months ended September 30, 2000. Product development costs consist primarily of personnel and consultants' time and expense to research, conceptualize, and test product launches and enhancements to our business messaging products. The decreases of $2.9 million and $5.9 million reflect the elimination of expenditures for development of our consumer email services, as a result of outsourcing our consumer email platform to a third party and the sale of our Asia.com business on May 3, 2001. We anticipate that product development costs will remain at the current quarter level in future periods.

Amortization of Goodwill and Other Intangible Assets and Write-off of Acquired In-Process Technology

Goodwill represents the excess of the purchase price over the fair market value of the net assets acquired and is being amortized over a 3 to 10 year period. Amortization of goodwill and other intangible assets for the three months ended September 30, 2001 was $12.8 million as compared to $17.8 million for the three months ended September 30, 2000. Amortization of goodwill and other intangible assets for the nine months ended September 30, 2001 was $41.7 million as compared to $42.3 million for the comparable period of 2000. The write-off of acquired in-process technology of $7.7 million was attributable to our acquisition of NetMoves in February 2000.

Restructuring Charges

During the first nine months of 2001, we recorded a restructuring charge of $72.0 million in accordance with the provisions of EITF 94-3, and Staff Accounting Bulletin 100. Our restructuring initiatives are related to our strategic decisions to exit the consumer messaging business and WORLD.com business and to focus on the Company's outsourced messaging business.

During the first nine months of 2001, the Company's restructuring program included an incremental reduction in the workforce of approximately 150 employees. The restructuring program included total asset disposals of $68.6 million comprised of (1) $44.5 million in write-downs of goodwill and other intangible assets primarily in connection with management's decision to sell its WORLD.com properties, the majority of which related to its Asian portal business (see Note 2), and (2) a write-down of $24.1 million of excess fixed assets and other assets to their net realizable values.

The following sets forth the activity in the Company's restructuring reserve (in thousands):


                                           Beginning      Current year-         Current year-      Ending
                                            balance         provision            utilization       balance
                                            -------         ---------            -----------       -------
Employee termination benefits.........       $559              $2,377              $2,448           $488
Lease abandonments....................      3,136               1,034               3,543            628
Asset disposals.......................         --              68,601              68,601             --
Other exit costs......................       353                    2                 337             19
                                             ---                    -                 ---             --

                                           $4,048              $72,014            $74,929         $1,135
                                           ======              =======            =======         ======


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

The estimated impairment charges were adjusted by $0.05 million in the third quarter of 2001 as a result of the actual disposition of certain assets.

Loss on Sale of Businesses

Loss on sale of businesses in the nine months ended September 30, 2001 consists of a $2.3 million loss attributable to the sale of our advertising network that was sold on March 30, 2001 and a $0.3 million loss on the sale of the Asia.com business on May 3, 2001.

Other Income (Expense), Net

Interest income for the three months ended September 30, 2001 was $0.1 million as compared to $1.0 million during the comparable period of 2000. Interest income for the nine months ended September 30, 2001 was $0.6 million as compared to $4.4 million during the comparable period of 2000. The decreases were due to lower cash balances available for temporary investments.

Interest expense was $2.4 million for the three months ended September 30, 2001 as compared to $2.7 million in the comparable period of 2000. Interest expense was $8.0 million for the nine months ended September 30, 2001 as compared to $6.8 million in the comparable period of 2000. The changes in interest expense are the net result of additional interest charges in 2001 on obligations related to the acquisition of STI, including the EasyLink Services business; and, the non recognition of interest expense in 2001 on debt resulting from exchange transactions on $75.9 million of original 7% Convertible Notes issued in 2000 in accordance with FASB Statement No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructuring".

As indicated above, management performs on-going business reviews and, based on quantitative and qualitative measures, assesses the need to record impairment losses on its investments when impairment indicators are present. Management determined that the decline in value of one of its cost investments was other-than-temporary and recorded an impairment charge of $2.6 million for the quarter ended March 31, 2001. Additionally we recorded an impairment charge of $0.6 million relating to an equity investment, as management determined that the decline in the value of its investment was other-than-temporary. During the quarter ended June 30, 2001, we recorded additional impairment charges of approximately $7.5 million as management determined that the carrying value of certain cost investments were permanently impaired.

Extraordinary Gains

On March 28, 2001, we completed the issuance of $23.8 million of principal amount of 10% Senior Convertible Notes ("Exchange Notes") in exchange for the cancellation of $75.9 million of 7% Convertible Subordinated Notes (the "Notes") The above exchange transactions have been accounted for in accordance with FASB Statement No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings." On May 23, 2001, an additional $2.5 million of 10% Senior Convertible Notes were exchanged for 1,420,713 shares of our Class A common stock. As a result of these exchanges, we recorded a $41.6 million of extraordinary gain on the exchange of convertible notes during the nine months ended September 30, 2001. (See also Note 4.)


On July 12, 2001, the Company entered into an agreement to acquire the assets of GN Comtext ("GN") for $1. Additionally, the Company received a $1.1 million unsecured interest free loan from the former parent company of GN, GN Store Nord A/S, payable on December 31, 2001 and received approximately $175,000 for transition services during the third quarter of 2001 and collected and retained a percentage of certain accounts receivable collected on behalf of GN. GN offers value-added messaging services to over 3000 customers ranging from small business to multi-national companies around the world. The excess of fair market value of the assets acquired and the liabilities assumed over the purchase price resulted in negative goodwill of $782,000 which was recognized as an extraordinary gain during the quarter ended September 30, 2001 in accordance with FASB 141.

Liquidity and Capital Resources

Sources of Financing

Since our inception, we have obtained financing through private placements of convertible debt and equity securities, equipment leases, our initial public offering including the exercise of the over-allotment option and through a convertible debt offering.

During the first nine months of 2001, we raised approximately $14.4 million dollars from the issuance of 10% Senior Convertible Notes and $3 million from the issuance of Class A common stock.

On February 14, 2001, we announced that we entered into a bridge funding and amendment agreement that would allow us to borrow up to $5 million from our majority-owned subsidiary India.com pursuant to a bridge note. As of September 30, 2001, we borrowed $5 million under this agreement. In connection with settling the obligations under the Exchange Agreement with the minority investors in India.com, we have subsequently eliminated our obligations under the outstanding bridge notes in the aggregate principal amount of $5 million and the outstanding warrants issued to India.com to purchase 1 million shares of our Class A common stock. See note 12 to our condensed consolidated financial statements.

During the first nine months of 2001, we took additional actions to further reduce our cash burn. These actions included additional staff layoffs in some of our businesses as well as the completion of and anticipated completion of the sale of certain of our businesses. Accordingly, we incurred additional restructuring and impairment charges to reduce the value of certain of our acquisitions and investments. This is due to the continuous and prolonged decline in valuations of Chinese and U.S. business and consumer portals, including revenue multiples, as well as the lack of capital funding available to Internet-related businesses in order to fund their operating losses, and continual investments that their management teams believe are necessary to sustain operations. Such charges amounted to $72.0 million, of which approximately $2 million was cash charges. Most of these charges covered additional write-downs of tangible and intangible assets and the carrying value of certain investments.

During the first nine months of 2001, Asia.com sold its business for $1.5 million in cash and the assumption of $1.5 million of liabilities and we sold our advertising network business for $3 million in cash at the closing plus an additional $500,000 in April 2001 based upon the achievement of certain milestones by us.

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


On March 31, 2000, we entered into a $2 million Master Lease Agreement with Leasing Technologies International, Inc ("Leasing Technologies"). The lease line provides for the lease of new computers, office automation and other equipment. In December 2000, Leasing Technologies reduced the $2 million line to $1.2 million. The amount that was outstanding at September 30, 2001 was $874,000.

Proposed Restructuring of Certain Debt and Lease Obligations

Restructuring of Certain Debt and Lease Obligations

EasyLink has entered into agreements with AT&T Corp., George Abi Zeid (the former sole shareholder of Swift Telecommunications, Inc.) and equipment lessors to restructure an aggregate of approximately $63 million of debt. Upon completion of this restructuring, the Company will eliminate a principal amount of approximately $43 million of debt and decrease its annual cash debt service requirements from approximately $36 million to approximately $5 million for the next two years. Closing of the Debt Restructuring is subject to satisfaction or waiver of certain conditions, including completing a financing.

Under the terms of the Debt Restructuring, the Company will exchange an aggregate of approximately $63 million of debt and equipment lease obligations for an aggregate of approximately $20 million of restructure notes and obligations due in installments commencing June 2003 through June 2006, 19.7 million shares of Class A Common Stock and warrants to purchase 18 million shares of Class A Common Stock. In addition, the Company has agreed to purchase certain leased equipment for an aggregate purchase price of up to $3.5 million.

See Note (4) to the Company's Condensed Consolidated Financial Statements for a description of the notes and the warrants.

The completion of the debt restructuring is subject to satisfaction or waiver of certain conditions, including completing the financing on or before November 30, 2001, unless extended, and compliance with applicable NASDAQ stock market rules.

As of November 14, 2001, the Company has secured commitments for approximately $10 million of financing. The maximum aggregate number of shares issuable pursuant to these commitments is approximately 28 million shares of Class A common stock. Completion of the financing is subject to execution and delivery of definitive agreements and completion of the debt restructuring.

Approximately $5.7 million of this financing is represented by the investment of cash in exchange for a number of shares of Class A common stock based on the average of the closing prices of EasyLink's Class A common stock for the 10 consecutive trading days prior to the closing. If the average of the closing prices of EasyLink's Class A common stock for the 10 consecutive trading days prior to January 2, 2002 is less than $1.60 per share, then EasyLink will issue additional shares to the purchasers such that the the shares issued at the closing plus the shares issued pursuant to any adjustment on January 2, 2001 is approximately 14.25 million shares of Class A common stock. Approximately $1.3 million of this financing is represented by the investment of cash on October 11, 2001 in exchange for senior convertible notes that are convertible into approximately 5.2 million shares of Class A common stock. Approximately $3.0 million of this financing is represented by the exchange of $1.4 million of cash equipment purchase obligations held by lessors and $1.6 million of other cash obligations held by AT&T for an aggregate of 8.2 million shares of Class A common stock.

The Company may also issue additional equity or equity-linked financing in the amount of at least $5 million. It is contemplated that the securities issued would be shares of Class A common stock pursuant to the above-described Class A common stock financing or otherwise or debt or equity securities that are exercisable or convertible into or exchangeable for shares of Class A common stock.

Nasdaq Compliance

On July 27, 2001, the Company received a NASDAQ Staff Determination indicating that it had failed to regain compliance with the $1.00 minimum bid price requirement for continued listing. Nasdaq has since notified the Company that EasyLink now complies with all requirements for continued listing on The Nasdaq National Market due to the Nasdaq moratorium on the minimum bid price requirement. Under the moratorium, the minimum bid price requirement will be suspended until January 2, 2002, at which time the 30- and 90-day periods provided by Nasdaq marketplace Rule 4310(c)(8)(B) will start anew. Specifically, an issuer will be considered non-compliant with the minimum bid price requirement only if it fails to satisfy the applicable requirement for 30 consecutive trading days following January 1, 2002. It would then be afforded a 90 calendar day grace period in which to regain compliance.

Cash Flow Statement Analysis and Future Cash Requirements

Net cash provided by operating activities was $3.8 million for the nine months ended September 30, 2001, and net cash used in operating activities was $116.8 million for the nine months ended September 30, 2000. Cash provided by operating activities was impacted by the net loss from operations and the extraordinary gains on the conversion of convertible notes and the gain on the acquisition of GN Store Nord A/S, offset by non-cash charges principally related to the amortization of partner advances, depreciation and amortization of fixed assets, amortization of goodwill and other intangible assets, proceeds from the sales and maturities of marketable securities, the provision for restructuring and impairments, and changes in operating assets and liabilities. In 2000, cash used in operating activities was impacted by the net loss from operations and changes in operating assets and liabilities, offset in part by the write-off of in-process technology, non-cash charges related to partner agreements and depreciation and amortization of fixed assets and intangible assets.

Net cash used in investing activities was $12.2 million for the nine months ended September 30, 2001 and $13.0 million for the nine months ended September 30, 2000. In 2001, net cash used in investing activities consisted primarily of purchases of property and equipment and net cash paid for acquisitions, partially offset by the proceeds received from the sale of our advertising network and Asia.com businesses. In 2000, net cash used in investing activities was largely for purchases of property and equipment of $10.6 million

Net cash provided by financing activities was $11.7 million for the nine months ended September 30, 2001 and $104.9 million for the nine months ended September 30, 2000. During the first nine months of 2001, we received $14.1 million from the issuance of senior convertible notes and $3.0 million from the issuance of our Class A Common Stock. During the first nine months of 2000, we received $96.1 million from the issuance of convertible notes, $2.7 million in proceeds from the issuance of Class A common stock in connection with the exercise and purchase of options and warrants, and $16.2 million in proceeds from the sale of a subsidiary interest. .

At September 30, 2001, the Company maintained approximately $279,317 in letters of credit ("LC") with various parties. These LCs are related to the leasing of telecommunications equipment.

At September 30, 2001, we had $11.1 million of cash and cash equivalents and $20,000 of marketable securities. Our principal commitments consist of subordinated convertible notes, senior convertible notes, notes payable, obligations under capital leases, accounts payable and other current obligations and commitments for capital expenditures. For the year ended December 31, 2000, we received a report from our independent accountants containing an explanatory paragraph stating that we suffered recurring losses from operations since inception and have a working capital deficiency that raise substantial doubt about our ability to continue as a going concern. We incurred a net loss of $143.5 million for the nine months ended September 30, 2001, and have an accumulated deficit of $450.7 million as of September 30, 2001. We believe that we will need additional financing to meet cash requirements and the availability of such financing when needed, on terms acceptable to us, or if at all, is uncertain. If we are unable to raise additional financing or generate sufficient cash flow, we may be unable to continue as a going concern.

Our unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. We believe our ability to continue as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to obtain additional financing or refinancing as may be required, and ultimately to achieve profitable operations. During the first quarter of 2001, we raised $16.9 million through the sale of senior debt securities and common equity. We also acquired STI and EasyLink Services, requiring a cash outlay of $16 million. Management believes that this acquisition significantly enhances the scale of our customer base and global network. Management has implemented internal actions to improve our operations and liquidity including a reduction of our workforce, closure of some of our businesses operating with negative cash flows, and we sold our advertising network for $3 million. On May 3, 2001, our majority owned subsidiary Asia.com sold its business to an investor group that paid $1.5 million in cash and assumed Asia.com liabilities of approximately $1.5 million. After satisfaction of other Asia.com liabilities and pro rata distributions to other minority investors in Asia.com, we received proceeds from the sale of approximately $1.1 million. Management continues the process of further reducing operating costs, increasing our sales efforts with a new combined sales force and seeking financing that is acceptable to us. During the quarter ended September 30, 2001 the Company achieved a positive EBITDA (Earnings before Interest, Taxes, Depreciation and Amortization) of $1.2 million, which excludes certain non-operating items and other non-cash charges. Including these non-operating items, non-cash charges and WORLD.com subsidiary, EBITDA was $1.6 million for the quarter.

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

In addition, we previously announced that we will seek to sell all assets not related to our core outsourced messaging business, including our India.com, Inc. subsidiary, and our portfolio of domain names. We entered into an agreement dated as of October 26, 2001 to sell the portal operations of our India.com, Inc. subsidiary. In addition, on October 31, 2001 we sold the Mauritius entity for a promissory note in the principal amount of $335,000. The closing is subject to receipt of applicable governmental approvals in India. No assurance can be given that the company will be successful in completing the sale of the portal operations of India.com or selling these domain names or as to the timing of such sales or otherwise raising the amount of capital needed to fund our operations. The proceeds from the sale of these assets may not supply enough cash to fund our operations, and we may experience delays in the completion of these sales or receiving or converting into cash the consideration received in these sales.

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

The Company is required to adopt the provisions of Statement 141 immediately, except with regard to business combinations initiated prior to July 1, 2001, which it expects to account for using the pooling-of-interests method, and Statement 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

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

As of the date of adoption, the Company expects to have unamortized goodwill and other intangible assets in the amount of $165.5 million, which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill and other intangible assets was $41.7 million and $60.8 million for the nine months ended September 30, 2001 and for the year ended December 31, 2000 respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

In August 2001, the Financial Accounting Standards Board issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (Statement 144), which supersedes both FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (Statement 121) and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). Statement 144 retains the fundamental provisions in Statement 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with Statement 121. For example, Statement 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. Statement 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike Statement 121, an impairment assessment under Statement 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under Statement No. 142, Goodwill and Other Intangible Assets.

The Company is required to adopt Statement 144 no later than the year beginning after December 15, 2001, and plans to adopt its provisions for the quarter ending March 31, 2002. Management does not expect the adoption of Statement 144 for long-lived assets held for use to have a material impact on the Company's financial statements because the impairment assessment under Statement 144 is largely unchanged from Statement 121. The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of Statement 144 will have on the Company's financial statements.


ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk, primarily from changes in interest rates, foreign exchange rates and credit risk. The Company maintains operations in the United Kingdom, Singapore, Malaysia and India. Fluctuations in exchange rates may have an adverse effect on the Company's results of operations and could also result in exchange losses. The impact of future rate fluctuations cannot be predicted adequately. To date the Company has not sought to hedge the risks associated with fluctuations in exchange rates.

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

We have only a limited operating history upon which you can evaluate our business and our prospects. We have offered a commercial email service since November 1996 under the name iName. We changed our company name to Mail.com, Inc. in January 1999. In February 2000, we acquired NetMoves Corporation, a provider of a variety of Internet message delivery services to businesses. In March 2000, we formed WORLD.com to develop and operate our domain name properties as independent Web sites. In the fourth quarter of 2000, we announced our intention to focus exclusively on our outsourced messaging business and to sell all assets not related to this business. In February 2001, we acquired Swift Telecommunications, Inc. which had contemporaneously acquired the EasyLink Services business from AT&T Corp. The EasyLink Services business is a provider of outsourced e-mail services and of message delivery services such as electronic data interchange or EDI, fax and telex services. Swift is a provider of telex services. On March 30, 2001, we announced that we had sold our advertising network business to Net2Phone, Inc. and on May 3, 2001 our Asia.com, Inc. subsidiary completed the sale of its business. In October 2001, we sold a subsidiary of India.com, Inc. and entered into an agreement to sell the portal operations of India.com, Inc. Our success will depend in part upon our ability to maintain or expand our sales of message delivery services such as EDI and fax services to enterprises, the development of a viable market for fee-based e-mail and groupware services on an outsourced basis, our ability to compete successfully in those markets and our ability to successfully sell our non-core assets on favorable terms. For the reasons discussed in more detail below, there are substantial obstacles to our achieving and sustaining profitability.

We Have Incurred Losses Since Inception and Expect to Incur Substantial Losses in the Future.

We have generated only limited revenues to date. We have not achieved profitability in any period, and we may not be able to achieve or sustain profitability. We incurred a net loss of $143.5 million for the first nine months of 2001 and $229.5 million for the year ended December 31, 2000. We had an accumulated deficit of $450.7 million as of September 30, 2001. We expect to continue to incur substantial net losses and negative operating cash flow for the foreseeable future. We intend to expand our sales and marketing operations, upgrade and enhance our technology, continue our international expansion, and improve and expand our management information and other internal systems. We intend to continue to make strategic acquisitions and investments, which may result in significant amortization of goodwill and other expenses. We are making these expenditures in anticipation of higher revenues, but there will be a delay in realizing higher revenues even if we are successful. If we do not succeed in substantially increasing our revenues or integrating the EasyLink Services and Swift businesses with our historical business, our losses will continue indefinitely and will increase.

If We Are Unable to Raise Necessary Capital in the Future, We May Be Unable to Fund Necessary Expenditures.

We anticipate the need to raise additional capital in the near future. See Part
I. Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources. At September 30, 2001, we had $11.1 million of cash and cash equivalents and $20,000 of marketable securities. Our principal commitments consist of subordinated convertible notes, senior convertible notes, notes payable, obligations under capital leases, domain asset purchase obligations, accounts payable and other current obligations and commitments for capital expenditures. For the year ended December 31, 2000, we received a report from our independent accountants containing an explanatory paragraph stating that we suffered recurring losses from operations since inception and have a working capital deficiency that raise substantial doubt about our ability to continue as a going concern. We believe that we will need additional financing to meet cash requirements for our operations, and the availability of such financing when needed, on terms acceptable to us, or if at all, is uncertain. Moreover, we believe that our ability to raise additional funds may be depend on the successful completion of the proposed restructuring of our outstanding debt and lease obligations. See "Risk Factors That May Affect Future Results - We May Be Unable to Pay Debt Service on Our Indebtedness for Money Borrowed and Other Obligations." If we are unable to raise additional financing or generate sufficient cash flow, we may be unable to continue as a going concern.

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

We recently announced our intention to sell all of our non-core assets, including our advertising network business, our Asia.com, Inc. and India.com, Inc. subsidiaries and our portfolio of Internet domain names. On March 30, 2001, we completed the sale of our advertising network business to Net2Phone. On May 3, 2001, our Asia.com, Inc. subsidiary completed the sale of its business. In October 2001, we sold a subsidiary of India.com, Inc. and entered into an agreement to sell the portal operations of India.com, Inc. We cannot assure you that we will be able to sell all or any of our remaining non-core assets on favorable terms or at all. We also cannot assure you as to the timing or the terms and conditions of the sale of any of these assets or the form or amount of consideration (if any) that may be received. The realizable value of these assets may ultimately prove to be less than the carrying value currently reflected in our consolidated financial statements. Moreover, if the sales are not successfully completed, the market price of our common stock may decline to the extent that the current market price reflects a market assumption that such sales will be successfully completed. To the extent that we receive non-cash consideration in any of these sales, we may not be able to liquidate this consideration or otherwise turn it into cash for a period of time after we receive it or at all.

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

We Have Incurred Significant Indebtedness For Money Borrowed.

As of September 30, 2001, we had approximately $134.6 million principal amount of outstanding indebtedness for borrowed money and capital leases. We may incur substantial additional indebtedness in the future. The level of our indebtedness, among other things, could (1) make it difficult for us to make payments on our indebtedness, (2) make it difficult to obtain any necessary financing in the future for working capital, capital expenditures, debt service requirements or other purposes, (3) limit our flexibility in planning for, or reacting to changes in, our business, and (4) make us more vulnerable in the event of a downturn in our business.

We May Be Unable to Pay Debt Service on Our Indebtedness for Money Borrowed and Other Obligations.

We had an operating loss and negative cash flow during the first nine months of 2001 and for the year ended December 31, 2000 and expect to incur substantial losses and negative cash flows for the foreseeable future. In addition, we have a substantial amount of outstanding accounts payable and other obligations. Accordingly, cash generated by our operations would have been insufficient to pay the amount of interest payable annually on our outstanding indebtedness or to pay our other obligations. We cannot assure you that we will be able to pay interest and other amounts due on our outstanding indebtedness, or our other obligations, on the scheduled dates or at all. If our cash flow and cash balances are inadequate to meet our obligations, we could face substantial liquidity problems. We cannot assure you that the proposed sale of our remaining non-core assets will not negatively impact our cash flow available to service our debt. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments, or if we otherwise fail to comply with any covenants in our indebtedness, we would be in default under these obligations, which would permit these lenders to accelerate the maturity of the obligations and could cause defaults under our indebtedness. Any such default could have a material adverse effect on our business, results of operations and financial condition. We cannot assure you that we would be able to repay amounts due on our indebtedness if payment of the indebtedness were accelerated following the occurrence of an event of default under, or certain other events specified in, the indenture for the convertible notes, including any deemed sale of all or substantially all of our assets.

The Company announced on September 25, 2001 that it had entered into agreements with AT&T Corp., George Abi Zeid (the former sole shareholder of Swift Telecommunications, Inc.) and equipment lessors to restructure outstanding debt and equipment lease obligations. The agreements related to an aggregate of approximately $63 million of debt and capital lease obligations. Under the terms of the restructuring, the Company will exchange an aggregate of approximately $63 million of debt and equipment lease obligations for an aggregate of approximately $20 million of restructure notes and obligations due in installments commencing June 2003 through June 2006, 19.7 million shares of Class A Common Stock and warrants to purchase 18.0 million shares of Class A Common Stock. Closing of the debt restructuring is subject to completion of a financing and compliance with the requirements of the Nasdaq stock market. No assurance can be given that the Company will successfully complete the proposed debt restructurings on the terms currently reflected in the restructuring agreements or at all.

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

Our Computer Systems May Fail and Interrupt Our Service.

Our customers have in the past experienced interruptions in our services. We believe that these interruptions will continue to occur from time to time. These interruptions are due to hardware failures, unsolicited bulk emails that overload our system, failures in telecommunications and other services provided to us by third parties and other computer system failures. In particular, we have experienced outages and delays in email delivery and access to our email service related to disk failures, the implementation of changes to our computer system, insufficient storage capacity and other problems. These failures have resulted and may continue to result in significant disruptions to our service. Although we plan to install backup computers and implement procedures to reduce the impact of future malfunctions in these systems, the presence of these and other single points of failure in our network increases the risk of service interruptions. Some aspects of our computer systems are not redundant. These include our database system and our email storage system, which stores emails and other data. In addition, substantially all of our computer and communications systems relating to our email services other than the systems located and operated by AT&T Corp. under our Transition Services Agreement with them are currently located in our primary data centers in Manhattan, Edison, New Jersey and Dayton, Ohio. We currently do not have alternate sites from which we could conduct these operations in the event of a disaster. Our computer and communications hardware is vulnerable to damage or interruption from fire, flood, earthquake, power loss, telecommunications failure and similar events. Our services would be suspended for a significant period of time if any of our primary data centers was severely damaged or destroyed. We might also lose stored emails and other customer files, causing significant customer dissatisfaction and possibly giving rise to claims for monetary damages.

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

Gerald Gorman Controls EasyLink and Will Be Able to Prevent A Change of Control.

Gerald Gorman, our Chairman, beneficially owned as of October 31, 2001 Class A and Class B common stock representing approximately 51% of the voting power of our outstanding common stock. Each share of Class B common stock entitles the holder to 10 votes on any matter submitted to the stockholders. As a result of his share ownership, Mr. Gorman will be able to determine the outcome of all matters requiring stockholder approval, including the election of directors, amendment of our charter and approval of significant corporate transactions. Mr. Gorman will be in a position to prevent a change in control of EasyLink even if the other stockholders were in favor of the transaction.

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

A Substantial Amount of Our Common Stock May Come onto the Market in the Future, Which Could Depress Our Stock Price.

Sales of a substantial number of shares of our common stock in the public market could cause the market price of our Class A common stock to decline. As of October 31, 2001, we had an aggregate of 107,601,130 shares of Class A and Class B common stock outstanding. In addition, we are obligated to issue an additional 1,000,000 shares of our Class A common stock subject to certain conditions if the closing price of our Class A common stock has not traded at or above $10 per share for five consecutive days. As of September 30, 2001 we had options to purchase approximately 18.5 million shares of Class A common stock outstanding. As of October 31, 2001, we had warrants to purchase 476,871 shares of Class A common stock outstanding. As of October 31 2001, we had approximately 34,861,098 shares of Class A common stock issuable upon conversion of outstanding senior convertible notes and up to an additional 8,439,186 shares of Class A common stock issuable over five years in payment of a portion of the interest on such senior notes. In addition, we had 1,271,504 shares of Class A common stock issuable upon conversion of our remaining outstanding 7% Convertible Subordinated Notes due 2005 at an exercise price of $18.95 per share.

Moreover, if the proposed restructurings of certain of our debt and lease obligations is successful, we will issue a substantial amount of additional Class A common stock and securities convertible into or exercisable for shares of Class A common stock. See Notes 4 and 12 to our Unaudited Condensed Consolidated Financial Statements and "Part I. Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

As of October 31, 2001, approximately 75,830,920 shares of Class A common stock and Class B common stock were freely tradable, in some cases subject to the volume and manner of sale limitations contained in Rule 144. As of such date, approximately 31,770,210 shares of Class A common stock will become available for sale at various later dates upon the expiration of one-year holding periods or upon the expiration of any other applicable restrictions on resale. We are likely to issue large amounts of additional Class A common stock, which may also be sold and which could adversely affect the price of our stock.

As of October, 2001, the holders of approximately 45,070,520 shares of outstanding Class A common stock and the holders of approximately 39,442,339 shares of Class A common stock issuable upon conversion of our outstanding senior or subordinated convertible notes and issuable in payment of interest over the first 18 months after the date of issuance on our senior convertible notes, had the right, subject to various conditions, to require us to file registration statements covering their shares, or to include their shares in registration statements that we may file for ourselves or for other stockholders. Upon closing of our proposed debt restructuring, approximately 19,700,000 additional shares, 18,000,000 additional shares issuable upon conversion of warrants, 9,100,000 additional shares issuable upon conversion of convertible securities and, based upon commitments received through November 14, 2001 in connection with our related financing, up to approximately 22,800,000 additional shares will also be entitled to registration rights. See Notes 4 and 12 Notes 4 and 12 to our Unaudited Condensed Consolidated Financial Statements. By exercising their registration rights and selling a large number of shares, these holders could cause the price of the Class A common stock to fall. An undetermined number of these shares have been sold publicly pursuant to Rule 144.

Our Class A Common Stock May Be Subject to Delisting from the Nasdaq National Market.

Our Class A common stock faces potential delisting from the Nasdaq National Market which could hurt the liquidity of our Class A common stock. We may be unable to comply with the standards for continued listing on the Nasdaq National Market. These standards require, among other things, that our Class A common stock have a minimum bid price of $1 and state that a deficiency shall exist if such minimum bid price remains below $1 for a period of thirty consecutive business days. The minimum bid price of our stock has been below $1 during various periods during the fourth quarter of 2000 and the first quarter of 2001 and has been below $1 during the period from March 14, 2001 through October 31, 2001.

On July 27, 2001, the Company received a Nasdaq Staff Determination indicating that it had failed to regain compliance with the $1.00 minimum bid price requirement for continued listing. Nasdaq has since notified the Company that EasyLink now complies with all requirements for continued listing on The Nasdaq National Market due to the Nasdaq moratorium on the minimum bid price requirement. Under the moratorium, the minimum bid price requirement will be suspended until January 2, 2002, at which time the 30- and 90-day periods provided by Nasdaq marketplace Rule 4310(c)(8)(B) will start anew. Specifically, an issuer will be considered non-compliant with the minimum bid price requirement only if it fails to satisfy the applicable requirement for 30 consecutive trading days following January 1, 2002. It would then be afforded a 90 calendar day grace period in which to regain compliance.

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

We Have Continuing Obligations in Connection With the Sale of Our Advertising Network Business.

On March 30, 2001, we completed the sale of our advertising network business to Net2Phone, Inc. Included in the sale were our rights to provide e-mail-based advertising and permission marketing solutions to advertisers, as well as our rights to provide e-mail services directly to consumers at the www.mail.com Web site and in partnership with other Web sites. In connection with the sale, we entered into a hosting agreement under which we will host or arrange to host the consumer e-mailboxes for Net2Phone for a minimum of one year. During the second quarter of 2001, we completed the migration of the hosting of these consumer mailboxes to a third party provider whom we pay for this service. On November 14, 2001, we entered into an agreement with Net2Phone which terminated the hosting agreement as of September 30, 2001.

Notwithstanding the migration of the consumer mailboxes to the third party provider or the assignment of Web site contracts with third parties to Net2Phone, we may nonetheless remain liable for our obligations under such third party Web site contracts. Accordingly, we may have liability if there is a breach on the part of the third party to which we have migrated the hosting or on the part of Net2Phone under the third party Web site agreements that are assigned to them.

WE INTEND TO SELL OUR INDIA.COM, INC. SUBSIDIARY AND OUR PORTFOLIO OF DOMAIN NAMES. UNTIL A SALE OR OTHER DISPOSITION IS COMPLETED, THE FOLLOWING SPECIAL RISKS WILL CONTINUE TO APPLY TO THESE OPERATIONS:

In October 2001, we sold the Multiple Zones Mauritius Prvt. Ltd. subidiary of India.com, Inc. and entered into an agreement to sell the portal operations of India.com, Inc. No assurance can be given that the sale of the portal operations, which is subject to governmental approvals in India, will be completed.

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

Item 2: Changes in Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the three months ended September 30, 2001, EasyLink issued Class A common stock in reliance upon the exemption from registration pursuant to Section 4 (2) of the Securities Act of 1933 or Regulation S promulgated thereunder or otherwise not subject to registration in various transactions as follows:

During the three months ended September 30, 2001, we issued 314,424 shares of Class A common stock to employees at a weighted average price of $0.335 per share representing the Company's matching contribution to its 401(k) plan.

On July 6, 2001 we issued 400,000 shares to Bowling Green associates for the settlement of lease obligation.

On July 15, 2001, we issued 560,467 shares in payment of interest on our outstanding senior convertible notes.

On July 15, 2001, we issued 12,833 shares in lieu of interest on a portion of our subordinated convertible notes.

On August 9, 2001, we issued 2,372,027 shares in lieu of the cash interest payment due on our outstanding senior convertible notes.

Item 4: Submission of Matters to a Vote of Security Holders

(a)      A Special Meeting of Stockholders was held on August 29, 2001.

(c) The following are the voting results on each of the matters that were submitted to the shareholders


                                                             For            Against     Abstain       Unvoted
                                                             ---            -------     -------       -------
Proposals
---------
To approve a reverse stock split as follows:

1 for 2....................................              154,399,524       2,527,541     66,394      23,775,794
1 for 3....................................              154,198,100       2,706,382     88,977      23,775,794
1 for 4....................................              154,078,324       2,830,058     85,077      23,775,794
1 for 5....................................              154,174,713       2,725,969     92,777      23,775,794
1 for 6....................................              154,027,997       2,872,785     92,677      23,775,794
1 for 7....................................              154,016,354       2,885,328     91,777      23,775,794
1 for 8....................................              153,998,092       2,900,990     94,377      23,775,794
1 for 9....................................              153,957,202       2,910,050    126,207      23,775,794
1 for 10...................................              154,012,492       2,867,175    113,792      23,775,794


The text of the matters referred to under this Item 4 is set forth in the Proxy Statement dated August 6, 2001 previously filed with the Commission and incorporated herein by reference.

ITEM 6 Exhibits and Reports on Form 8-K

The following exhibits are filed as part of this report:

(4) Instruments defining the rights of security holders, including indentures

         (v) The Corporation hereby agrees to furnish to the Commission, upon request, a copy of any instruments defining the rights of security holders issued by EasyLink Services Corporation or its subsidiaries.

(99)     Additional Exhibits

         (1) Modification agreement dated as June 1, 2001 by and between AT&T Corp. and EasyLink Services Corporation.

         (2) Modification agreement dated as June 1, 2001 by and among Leasing Technologies International, Inc. and EasyLink Services Corporation.

Reports on Form 8-K - EasyLink Services Corporation filed one report on Form 8-K during the three months ended September 30, 2001.

         The report dated July 17, 2001, reported that pursuant to an Exchange Agreement Amendment between the Company and the holders of shares of Series A Convertible Exchangeable Preferred Stock of the Company's majority-owned subsidiary India.com, Inc., the holders of 99.3% of the outstanding shares of India Preferred Stock have exercised their right to exchange their shares of India Preferred Stock for shares of the Company's Class A common stock. The Company has entered into the Exchange Agreement Amendment in connection with the elimination of its obligations under the $5 million aggregate principal amount of bridge notes and warrants to purchase an aggregate of 1 million shares of the Company's Class A common stock issued to India.com.

ITEM 7

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereto duly authorized.



EasyLink Services Corporation

/s/ DEBRA MCCLISTER
-------------------
Debra McClister
Executive Vice President and
Chief Financial Officer

November 14, 2001

                                 EXHIBIT INDEX


(4) Instruments defining the rights of security holders, including indentures

         (v) The Corporation hereby agrees to furnish to the Commission, upon request, a copy of any instruments defining the rights of security holders issued by EasyLink Services Corporation or its subsidiaries.

(99)     Additional Exhibits

         (1) Modification agreement dated as June 1, 2001 by and between AT&T Corp. and EasyLink Services Corporation.

         (2) Modification agreement dated as June 1, 2001 by and among Leasing Technologies International, Inc. and EasyLink Services Corporation.