Form 10-K
period 2001-12-31
EASYLINK SERVICES CORP
filed 2002-04-01
CIK 1081661

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

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

                                       N/A
              (Former name, former address and former fiscal year,
                          if changed from last report)

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements Incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |X|

State the aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 2002: $30,742,320.

Indicate the number of shares of each of the registrants' classes of common stock as of February 28, 2002: Class A Common Stock, $0.01 par value, 15,075,608 shares; and Class B Common Stock, $0.01 par value, 1,000,000 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2001 Annual Meeting of Shareholders are incorporated by reference into Part III

Form 10-K Index

Item No.
                                                                            Page
Part I

1. Business ...............................................................    3
2. Properties .............................................................   19
3. Legal Proceedings ......................................................   19

Part II

5. Market for Registrant's Common Equity and Related Stockholder Matters ..   20
6. Consolidated Selected Financial Data ...................................   20
7. Management's Discussion and Analysis of Financial Condition
     and Results of Operations ............................................   21
7a.Quantitative and Qualitative Disclosures About Market Risk .............   31
8. Consolidated Financial Statements and Supplementary Data ...............   32

Part III

The information required by Items 10 through 13 in this part is omitted Pursuant to Instruction G of Form 10-K since the Corporation intends to file with the Commission a definitive Proxy Statement, pursuant to Regulation 14A, not later than 120 days after December 31, 2001.

Signatures ................................................................   74

Part IV

14. Exhibits, Financial Statement Schedules and
    Reports on Form 8-K....................................................   75

         (a) Consolidated Financial Statements, Financial Statement Schedules and Exhibits

                  (1)      Consolidated Financial Statements-See Item 8.

                  (2) Financial Statement Schedules - All schedules normally required by Form 10-K are omitted since they are either not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

                  (3)      Exhibits

         (b) Reports on Form 8-K-The Corporation filed three reports on Form 8-K during the quarter ended December 31, 2001

                  The reports dated October 1 and October 3 reported that the Corporation had entered into agreements to restructure approximately $63 million of debt and lease obligations.

                  The report dated November 30, 2001 reported that the Corporation had completed its previously announced restructuring of approximately $63 million of debt and lease obligations and a related financing.

This report on Form 10-K has not been approved or disapproved by the Securities and Exchange Commission nor has the Commission passed upon the accuracy or adequacy of this report.

We make forward-looking statements within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 throughout this report. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as "expects," "anticipates," "intends," "believes," "estimates," "plans" and similar expressions. Our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences include, but are not limited to, those discussed in the "Risk Factors" section of this report. EasyLink Services undertakes no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

All share information set forth herein is adjusted to reflect a one-for-ten reverse stock split effected by EasyLink Services Corporation on January 23, 2002.

Unless otherwise indicated or the context otherwise requires, all references to "we", "us", "our" and similar terms refer to EasyLink Services Corporation and its direct and indirect subsidiaries.

Item 1 Business

Company Overview

EasyLink Services Corporation is a leading provider of services that power the electronic exchange of information between enterprises, their trading communities and their customers. Every business day we handle over 800,000 transactions that are integral to the movement of money, materials, products and people in the global economy such as insurance claims, trade and travel confirmations, purchase orders, invoices, shipping notices and funds transfers, among many others.

We offer our services to thousands of business customers worldwide including the majority of the Fortune 500. Our strategy is to expand our position in the transaction delivery segment of the electronic commerce market and to begin to offer to our large customer base related transaction management services that automate more components of our customers' business processes.

We believe that growth of the transaction delivery and related transaction management services segment will result from continued strong investment in e-commerce systems. These systems generate transactions requiring delivery of information to or management of information among a wide range of partners and customers. The resulting exchanges of information will occur across an increasingly complex array of disparate networks, marketplaces, systems, technologies and locations. We believe that third party providers of transaction delivery and transaction management services can substantially reduce the complexity and cost of operating in this environment. Transaction delivery and transaction management services will provide substantial benefits to businesses by migrating people-intensive and paper-based processes to electronic transaction delivery and management services. We expect that businesses will achieve these benefits by improving inventory turnover, accelerating the collection of receivables, automating manual processes, optimizing purchasing practices and reducing waste and overhead costs.

Enterprises use EasyLink's transaction delivery services to reduce the complexity, cost and time associated with deploying and managing networks to conduct business electronically within all or a part of their trading and customer communities. For example, we help automate the collection and processing of claims information for several of the world's largest insurance companies. Also, thousands of companies of all sizes use our services to streamline the routing and delivery of purchase orders to and from members of their trading communities. Our customers take advantage of our ability to accept a transaction in just about any form and from virtually any environment in which enterprise transactions originate, and deliver it in just about any form to virtually any other environment, replacing slow, costly, people- and paper-intensive methods that are in wide use today. We also currently host and operate e-mail systems and provide virus protection, unsolicited e-mail or spam control and content filtering services that protect a customer's e-mail system from messages before they enter or leave the corporate network. We derive revenue from license fees, monthly per-user fees, per-message charges, per-page charges, per-minute charges, per-character set charges and consulting fees.

Typically, our services extend the capabilities and geographic reach of a customer's e-commerce system. Using our services, a customer can exchange information in a reliable and secure manner and with the flexibility to adapt to the diversity of e-commerce systems and applications in use. Our transaction delivery services provide a broad range of strong capabilities to enterprises, including the ability to:

o gain access to and use our services through a variety of commonly used enterprise e-commerce application interfaces: SAP, Oracle, PeopleSoft, Web sites, electronic data interchange or EDI systems and others, running on computer systems from mainframe to desktop PC to handheld computer systems;

o send and receive information using alternative message types: e-mail, EDI, fax, telex, hard copy;

o        connect to our network through the methods in common use today:
         Internet, dedicated or leased lines, frame relay, virtual private network or VPN and secure dial-up across a phone line;

o        deliver information securely using a variety of security protocols:
         IP-SEC; SSL, HTTPS, RSA, S/MIME, PGP and non-repudiation/delivery confirmation capabilities. EasyLink plays the role of a trusted third-party in control of a message from transmission to delivery;

o exchange information with other computer networks using a broad range of communication protocols that computer networks use to exchange information: HTTP, SMTP, TCP/IP, FTP, UNIX/UUCP, Telnet, X.400, IBM proprietary; and

o exchange information in over 200 document types or formats, including EDI, HTML, XML, PDF, TIFF.

We plan to launch a series of new transaction delivery and transaction management capabilities building upon the substantial customer base, technology and servicing assets we brought together during 2001. We are building these capabilities to increase the accessibility, security, data translation and document transformation capabilities of our network. Specifically, we plan to:

o increase the accessibility of our transaction delivery services through the introduction of Web-based EDI. This service will enable transactions between large enterprises and small- to mid-sized companies in their trading and customer communities, increasing the number of companies they conduct business with electronically;

o increase the security of Internet-based EDI through the introduction of HTTPS and PKI support. Increased security will expand EasyLink's role as a trusted third-party transaction delivery network;

o work closely with our customers to develop and introduce XML-based data translation services. We believe that these services will enable EasyLink to become an integral part of automating our customers' key business processes linked to transaction delivery and transaction management and will increase the Company's revenue per transaction;

o develop e-business solutions for paper- and forms-intensive industries to enable them to automate more of their business processes; and

o implement a Six Sigma quality program to increase customer satisfaction and profitability.

Our Business Services

We offer a range of transaction delivery and other services to a customer base composed primarily of business enterprises. The following chart describes our major service offerings :

            Service                             Description

Transaction  Delivery Services:

EDI Services:

EasyLink EDI Service              EasyLink EDI (Electronic Data Interchange)
                                  Service is a transaction delivery service that allows our customers to manage the electronic exchange of business documents (such as purchase orders and invoices among others) using standardized formats such as ANSI X.12 and UN-EDIFACT without human intervention. The
                                  EasyLink EDI- Service offers businesses all the key elements needed for traditional EDI implementation including network, design, systems, software and implementation support.

EasyLink IP-EDI Service           The EasyLink IP- (Internet Protocol) EDI
                                  Service is a transaction delivery service that provides Internet access to EDI, enabling small to medium sized enterprises to trade with their major partners in a more cost-effective and easier to implement manner.

Production Messaging Services:

EasyLink Production               EasyLink Production Messaging Service is a
Messaging Service                 transaction delivery service that allows our
                                  customers to deliver high volumes of
                                  mission-critical documents such as invoices, purchase orders, shipping notices, or bank wire transfers from virtually any enterprise environment to global business partners through various non-EDI message delivery modes including e-mail, Fax, Telex, and postal delivery.

Integrated Desktop Messaging Services:

EasyLink E-mail to Fax Service   The EasyLink E-mail to Fax Service is a
                                 transaction delivery service that allows our customers to send documents to fax machines from their workstations via their corporate email server by addressing an e-mail to the recipient's fax number. This service does not require the user to install any hardware or software. Documents or files that can be attached to the e-mail and rendered as a fax include: MS Office, MS Project, Lotus
                                 SmartSuite, Corel, Visio, HTML, RTF, TIFF, PDF,
                                 PostScript and more.

EasyLink Fax to E-mail Service   The EasyLink Fax to E-mail Service is a
                                 transaction delivery service that allows our customers to receive faxed documents as e-mail attachments delivered to their e-mail address.
                                 Customers can receive multiple transaction documents simultaneously, with the service transforming the received documents from paper into universally accepted electronic formats.
                                 Once received, the user may forward the
                                 document to one or more other e-mail addresses simply by forwarding the received e-mail that contains the attachment. The user may also store the e-mail and attachment in an e-mail folder and print out received documents.

Boundary And Other Services

Virus and Content Scanning Services:

EasyLink MailWatch Services      EasyLink's MailWatch Services are boundary
                                 services that protect our customers' corporate e-mail systems against viruses, spam, offensive content and oversized file attachments.
                                 EasyLink MailWatch allows customers to
                                 establish and enforce policies controlling the use of the corporate e-mail system. Messages are scanned while on the Internet, preventing suspect e-mails from ever reaching or leaving the customer's network.

Easylink E-Mail and Groupware Services:

EasyLink Managed E-mail          EasyLink maintains the necessary software,
Services                         hardware and communications connections to
                                 provide managed services for Microsoft Exchange
                                 Server, Novell GroupWise and Managed Internet
                                 E-mail services.

Revenues

We derive revenues primarily from monthly per-message and usage-based charges for our transaction delivery services; and monthly per-user or per-message fees for managed mailbox and virus protection, spam control and content filtering services and license.

Our transaction delivery services generate revenue in a number of different ways. We charge our EDI customers per message. Customers of our production messaging services pay consulting fees based upon the level of integration work and set-up requirements plus per-page or per-minute usage charges, depending on the delivery method, for all messages successfully delivered by our network. Customers who purchase our integrated desktop messaging services pay initial site license fees based on the number of user seats being deployed plus per page usage charges for all faxes successfully delivered by our network.

For our e-mail and groupware services, customers are billed monthly based upon the number of mailboxes set up and for additional features that they may purchase. For our virus protection, spam and content filtering services, we charge customers either a monthly fee per user or per message charges.

Worldwide Sales and Marketing

Our primary marketing objectives are to:

o        promote higher usage of all services in all segments;

o        cross-sell and upsell our existing customer base;

o        grow our customer and distribution base; and

o        build our brand.

We offer our business services in key global markets through multiple sales channels which include a direct field sales force, a direct telesales organization, and alternate channels which include value-added resellers, service aggregators, business technology solutions providers and various types of telecommunications providers. Our own sales organization targets mid and large size companies - typically those having greater than 2000 employees, and in some cases smaller organizations that have a disproportionately large need for one or more of our services. We employ various marketing techniques to generate activity for our sales channels, including advertising, telemarketing and exhibiting at trade shows.

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

Technology

EasyLink Transaction Delivery Services Network

The EasyLink Services transaction delivery network currently resides on AT&T's managed network and is being operated and maintained for EasyLink Services by AT&T pursuant to a Transition Services Agreement between EasyLink Services and AT&T. EasyLink Services plans to migrate off the AT&T network to EasyLink Services network within the next two years.

The EasyLink transaction delivery services network is a distributed, managed Internet Protocol (IP)-based global network that supports all of our transaction delivery services (EDI and production messaging). The EasyLink Services distributed message network is built upon a combination of highly reliable message switching computer systems dispersed around the world. The message systems operate at 99.95% availability. This high availability ensures continuous reliability for EasyLink Services customer's business critical applications. The message switching systems are currently operating, on average, at 50% computer capacity. This enables EasyLink Services to meet its transaction delivery volume growth objectives without the need for additional capacity investment.

The message switching systems are located at various EasyLink Services operational centers in the United States as well as in the United Kingdom. The operational centers are located in major metropolitan centers with easy access to major network providers such as AT&T. This enables EasyLink Services to easily address facility growth. It also allows efficient access to EasyLink Services' major customers and potential markets. All of the EasyLink Services operational centers are secured with continuous power supply. As part of the purchase of the EasyLink messaging services, some of the message switches are located at AT&T sites. EasyLink Services will relocate the message switches to EasyLink Services sites within the next two years.

The EasyLink Services messaging nodes are connected by a managed IP-based backbone. The IP backbone is constantly monitored by EasyLink Services operational centers. This allows for diverse routing and efficient management of volumes so that customers do not experience delays in the routing of messages. If a remote node does experience a problem, messages can be re-routed to prevent delays in transaction delivery. EasyLink Services maintains firewalls to prevent unsolicited intrusions from the Internet. Any unauthorized attempt is tracked and investigated. The constant monitoring of the network ensures integrity of all messages within the EasyLink Services network.

EasyLink Services offers its customers a wide range of secure access methods into the EasyLink Services network. Access methods can include X.25, dedicated point-to-point circuits, frame relay, and virtual private networks (VPN). EasyLink Services' operational centers work in conjunction with its customers to ensure the constant availability of access into the network. Any circuit problems are proactively reported by the EasyLink Services' operational centers. EasyLink Services can also offer its customers managed and secure access on a global basis utilizing AT&T's worldwide network access services.

EasyLink MailWatch (Virus Protection, Spam Control and Content Filtering Services) Network

Hardware Network. All MailWatch servers are Compaq ProLiant servers, each equipped with multiple Pentium III processors, RAID 5 storage arrays, Microsoft Windows NT 4.0 and Microsoft SQL Server 7.

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

Hardware Network. Our hardware network is designed to provide high availability, scalability and performance. The five primary elements of our hardware infrastructure are:

o Mail transfer machines: Redundant banks of computers receive, transfer and send e-mail

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

Network Operations

EasyLink's Network Operations Center or NOC is where network system specialists monitor the status of servers and messaging operations worldwide. An on-site team of engineers staffs the NOC 24x7x365 and uses a combination of industry leading third party applications and internally developed tools to automate the monitoring and management of the entire system.

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

Environmental - Fire protection - Robust fire sensory components are placed strategically throughout the Network Operations Center. Back-up - The entire NOC system is protected with back up battery power in case of utility power failure.

Climate control - EasyLink Services has put in place state-of-the-art cooling, heating and humidity controls to keep the entire infrastructure operating at optimum conditions.

Transition Services Agreement and Master Carrier Agreement with AT&T Corp.

Transition Services Agreement

On February 23, 2001, we completed the acquisition of Swift Telecommunications, Inc. and the EasyLink Services business that Swift had just acquired from AT&T Corp. The EasyLink Services business acquired from AT&T provides a variety of transaction delivery services such as EDI and production messaging services. This business was a division of AT&T and was not a separate independent operating entity. We hired only a portion of the employees of the business. The messaging network for this business resides on AT&T's managed network and is being operated and maintained for EasyLink Services by AT&T pursuant to a Transition Services Agreement. In addition, AT&T agreed to provide us with a variety of services to enable us to continue to operate the business pending the transition to EasyLink. We have transitioned many of these services provided by AT&T under the Transition Services Agreement to ourselves, including customer service, network operations center, telex switching equipment and services and office space in a variety of locations. However, the network for the portion of this business relating to EDI and production messaging services continues to reside on AT&T's managed network and is being operated and maintained for EasyLink by AT&T pursuant to the Transition Services Agreement. We plan to migrate off the AT&T network to the EasyLink network over the next two years.

Under the Transition Services Agreement, we continue to purchase the following services from AT&T:

o Personnel services under which AT&T personnel continue to perform various services for us, including:

         o Network care/network operations, including 7x24 maintenance of the computer network

         o        Management support relating to transition of business to us

o        Other non-personnel based services, including:

         o Space, facilities, network connectivity and administrative services at AT&T work locations

         o Network hosting services under which AT&T will continue to host equipment used in the business where currently located at AT&T data centers

Master Carrier Agreement

In connection with the acquisition of the EasyLink Services business from AT&T Corp., we entered into a Master Carrier Agreement with AT&T. Under this agreement, AT&T will provide us with a variety of telecommunications services that are required in connection with the provision of our services. The term of the agreement for network connection services is 36 months commencing after an initial ramp-up period of 6 months and the term of the agreement for private line and satellite services is 36 months commencing with the first full month in which any of these services are provided. Under the agreement, we have a minimum purchase commitment for network connection services equal to $3 million for each of the three years of the contract. In addition, we have a minimum purchase commitment for private line and satellite services equal to $280,000 per month during the three-year term. If we terminate the network connection services or the private line and satellite services prior to the term or AT&T terminates the services for our breach, we must pay to AT&T a termination charge equal to 50% of the unsatisfied minimum purchase commitment for these services for the period in which termination occurs plus 50% of the minimum purchase commitment for each remaining commitment period in the term.

Other Telecommunications Services

The Company has committed to purchase from MCI Worldcom a minimum of $500,000 per month in telecommunications services through Dec. 31, 2002 and $75,000 per month in other telecommunications services through April 2004.

Competition

Depending on the particular service that we offer, we compete with a range of companies in the transaction delivery services and messaging market, including both premises-based and service-based solutions providers. We believe that our ability to compete successfully will depend upon a number of factors, including market presence; the capacity, reliability and security of our network infrastructure; the pricing policies of our competitors and suppliers; the timing of introductions of new services and service enhancements by us and our competitors; and industry and general economic trends.

Competition in the transaction delivery sector varies. Competitors in the EDI market include Peregrine Systems, Inc., Internet Commerce Corp., GE Global eXchange Service, a subsidiary of GE Information Services, Inc., IBM Global Solutions and Sterling Commerce, Inc., a subsidiary of SBC Communications Inc. Our competitors in the integrated desktop messaging and production messaging markets include telecommunications companies around the world, such as MCI WorldCom, British Telecom PLC, France Telecom, Deutsche Telekom, KDD in Japan, Korea Telecom, Singapore Telecom, the regional Bell operating companies, telecommunications resellers, and direct transaction delivery service delivery competitors, including PTEK Holdings Inc.'s Xpedite Services.

For e-mail services, our primary competition comes from corporations purchasing, deploying and managing for themselves premises-based systems such as Microsoft Exchange, Lotus Notes, Novell GroupWise or any other e-mail software system, rather than choosing to purchase these services on an outsourced basis from us. We also have competitors who provide outsourced e-mail services, including Critical Path, Commtouch Software, USA.net, US Internetworking and Interliant.

Many of these competitors have greater market presence, engineering and marketing capabilities, and financial, technological and personnel resources than those available to us. As a result, they may be able to develop and expand their communications and network infrastructures more quickly, adapt more swiftly to new or emerging technologies and changes in customer requirements, take advantage of acquisition and other opportunities more readily, and devote greater resources to the marketing and sale of their products and services. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their services to address the needs of our current and prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. In addition to direct competitors, many of our larger potential customers may seek to internally fulfill their needs through the deployment of their own on premises messaging systems.

Other Operations

EasyLink Services, formerly Mail.com, previously operated an advertising network business. On October 26, 2000, we announced our intention to sell our advertising network business to focus exclusively on our established outsourced messaging business. On March 30, 2001, we completed the sale of the advertising network business to Net2Phone, Inc. Included in the sale were our rights to provide e-mail-based advertising and permission marketing solutions to advertisers, as well as our rights to provide e-mail services directly to consumers at the www.mail.com Web site and in partnership with other Web sites. The www.mail.com domain name has also been transferred to Net2Phone. In connection with the sale, we entered into a hosting agreement under which we agreed to host or arrange to host the consumer e-mailboxes for Net2Phone for a minimum of one year. We have since transitioned the hosting of the consumer e-mail boxes to a third party provider. In November 2001, we terminated the hosting agreement with Net2Phone.

In March 2000, we formed WORLD.com, Inc. to develop the Company's portfolio of domain names into independent Web properties, and subsequently acquired or formed its subsidiaries Asia.com, Inc. and India.com, Inc. in which WORLD.com was the majority owner. In November 2000, the Company announced its intention to sell all assets not related to its core business, including Asia.com, Inc., India.com, Inc. and its portfolio of domain names. On May 3, 2001, our majority-owned subsidiary Asia.com, Inc. completed the sale of its business to an investor group. In October 2001, we sold a subsidiary of India.com, Inc., and we have ceased conducting its portal business.

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

From time to time, third parties have asserted claims against us that our services employ technology covered by their patents. There can be no assurance that third parties will not assert additional infringement claims against us in the future. Patents have been granted recently on fundamental technologies in the communications and desktop software areas, and patents may be issued which relate to fundamental technologies incorporated into our services. As patent applications in the United States are not publicly disclosed until the patent is issued, applications may have been filed which, if issued as patents, could relate to our services. It is also possible that claims could be asserted against us because of the content of e-mails or other messages sent over our system. We could incur substantial costs and diversion of management resources with respect to the defense of any claims that we have infringed upon the proprietary right of others, which costs and diversion could have a material adverse effect on its business, financial condition and results of operations. Furthermore, parties making such claims could secure a judgment awarding substantial damages, as well as injunctive or other equitable relief which could effectively block our ability to license and sell our services in the United States or abroad. Any such judgment could have a material adverse effect on its business, financial condition and results of operations. In the event a claim relating to proprietary technology or information is asserted against us, we may seek licenses to such intellectual property. There can be no assurance, however, that licenses could be obtained on terms acceptable to us, or at all. The failure to obtain any necessary licenses or other rights could have a material adverse effect on our business, financial condition and results of operations.

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

The legal structure and scope of operations of our subsidiaries in some foreign countries may be subject to restrictions which could result in severe limits to our ability to conduct business in these countries and this could have a material adverse effect on our financial position, results of operations and cash flows. We have also announced that we intend to expand our business in international markets. To the extent that we offer our services in foreign countries, we will be subject to the laws and regulations of these countries. The laws and regulations relating to the Internet in many countries are evolving and in many cases are unclear as to their application. Moreover, to the extent we are limited in our ability to engage in certain activities or are required to contract for these services from a licensed or authorized third party, our costs of providing our services will increase and our ability to generate profits may be adversely affected.

Our Employees

As of February 28, 2002, we had approximately 600 employees. Of these personnel, 161 persons worked in technology, product management, professional services, telex settlements and customer service; 177 persons worked in sales, marketing and business development; and 262 persons worked in operations and administration. Approximately 400 employees are domestic employees and approximately 200 are international employees. We have never had a work stoppage and no personnel are represented under collective bargaining agreements. We consider our employee relations to be good.

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

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

We have only a limited operating history and some of our services are in a new and unproven industry.

We have only a limited operating history upon which you can evaluate our business and our prospects. We have offered a commercial email service since November 1996 under the name iName. We changed our company name to Mail.com, Inc. in January 1999. In February 2000, we acquired NetMoves Corporation, a provider of a variety of transaction delivery services to businesses. In March 2000, we formed WORLD.com to develop and operate our domain name properties as independent Web sites. In the fourth quarter of 2000, we announced our intention to focus exclusively on the business market and to sell all assets not related to this business. In February 2001, we acquired Swift Telecommunications, Inc. which had contemporaneously acquired the EasyLink Services business from AT&T Corp. The EasyLink Services business is a provider of transaction delivery services such as electronic data interchange or EDI and production messaging services. Swift was a provider of production messaging services, principally telex services. On March 30, 2001, we announced that we had sold our advertising network business to Net2Phone, Inc. and on May 3, 2001 our Asia.com, Inc. subsidiary completed the sale of its business. In October 2001, we sold a subsidiary of India.com, Inc. and have since ceased the conduct of the portal operations of India.com, Inc. In January 2002, we announced our strategy to expand our position in the transaction delivery segment of the electronic commerce market and to begin to offer to our large customer base related transaction management services that automate more components of our customers' business processes. Our success will depend in part upon our ability to maintain or expand our sales of transaction delivery services such as EDI, production messaging and integrated desktop messaging to enterprises, our ability to successfully develop transaction management services, the development of a viable market for fee-based transaction delivery and transaction management services on an outsourced basis and our ability to compete successfully in those markets. For the reasons discussed in more detail below, there are substantial obstacles to our achieving and sustaining profitability.

We have incurred losses since inception.

We have not achieved profitability in any period, and we may not be able to achieve or sustain profitability. We incurred a net loss of $206.3 million for the year ended December 31, 2001. We had an accumulated deficit of $513.4 million as of December 31, 2001. We intend to expand our sales and marketing operations, upgrade and enhance our technology, continue our international expansion, and improve and expand our management information and other internal systems. We intend to continue to make strategic acquisitions and investments, which may result in significant amortization of intangibles and other expenses or a later impairment charge arising out of the write-off of goodwill booked as a result of such acquisitions or investments. We are making these expenditures in anticipation of higher revenues, but there will be a delay in realizing higher revenues even if we are successful. If we do not succeed in substantially increasing our revenues or integrating the EasyLink Services and Swift businesses with our historical business, our losses may continue.

If we are unable to raise necessary capital in the future, we may be unable to invest in the growth of our business or fund necessary expenditures.

We may need to raise additional capital in the future. See Part II. Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - contained in our Annual Report on Form 10-K for the year ended December 31, 2001 and subsequent reports filed with the Securities and Exchange Commission. At December 31, 2001, we had $13.3 million of cash, cash equivalents and marketable securities. Our principal commitments consist of subordinated convertible notes, senior convertible notes, notes payable, obligations under capital leases, accounts payable and other current obligations, commitments for capital expenditures and commitments for telecommunications services. For each of the years ended December 31, 2001 and 2000, we received a report from our independent accountants containing an explanatory paragraph stating that we suffered recurring losses from operations since inception and have a working capital deficiency that raise substantial doubt about our ability to continue as a going concern. We may need additional financing to invest in the growth of our business and to pay other obligations, and the availability of such financing when needed, on terms acceptable to us, or at all, is uncertain. See "Risk Factors - We May Be Unable to Pay Debt Service on Our Indebtedness for Money Borrowed and Other Obligations." If we are unable to raise additional financing or generate sufficient cash flow, we may be unable to continue as a going concern.

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

We have completed a number of acquisitions and strategic investments since our initial public offering. For example, we acquired NetMoves Corporation, a provider of production messaging services and integrated desktop messaging services to businesses, and The Allegro Group, Inc., a provider of email and email related services, such as virus blocking and content screening, to businesses. We also acquired Swift Telecommunications, Inc. and the EasyLink Services business that it had contemporaneously acquired from AT&T Corp. We will continue our efforts to acquire or make strategic investments in businesses and to acquire or license technology and other assets, and any of these acquisitions may be material to us. We cannot assure you that acquisition or licensing opportunities will continue to be available on terms acceptable to us or at all. Such acquisitions involve risks, including:

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

We may not successfully overcome problems encountered in connection with potential acquisitions. In addition, an acquisition could materially impair our operating results by diluting our stockholders' equity, causing us to incur additional debt or requiring us to amortize acquisition expenses and acquired assets or to incur impairment charges as a result of the write-off of goodwill booked as a result of such acquisition.

We may be unable to successfully complete the integration of the EasyLink Services Business acquired from AT&T.

On February 23, 2001, we completed the acquisition of Swift Telecommunications, Inc. which had contemporaneously acquired the EasyLink Services business of AT&T Corp. The EasyLink Services business acquired from AT&T provides a variety of transaction delivery services. This business was a division of AT&T and was not a separate independent operating entity. We hired only a portion of the employees of the business.

Under a Transition Services Agreement entered into in connection with the acquisition, AT&T agreed to provide us with a variety of services to enable us to continue to operate the business pending the transition to EasyLink. We have transitioned many of these services provided by AT&T under the Transition Services Agreement to ourselves, including customer service, network operations center, telex switching equipment and services and office space in a variety of locations. However, the network for the portion of this business relating to EDI, fax and email services continues to reside on AT&T's managed network and is being operated and maintained for EasyLink by AT&T pursuant to the Transition Services Agreement. We plan to migrate off the AT&T network to the EasyLink network over the next two years.

We cannot assure you that we will be able to successfully transition the remaining EasyLink Services network and other operations from AT&T to us, or successfully integrate them into our operations, in a timely manner or without incurring substantial unforeseen expense. Even if successfully transitioned and integrated, we may be unable to operate the business at expense levels that are ultimately profitable for us. We cannot assure you that we will be able to retain all of the customers of the EasyLink Services business. Our inability to successfully transition, integrate or operate the network and operations, or to retain customers, of the EasyLink Services business will result in a material adverse effect on our business, results of operations and financial condition.

We have incurred significant indebtedness for money borrowed.

As of December 31, 2001, we had approximately $96.1 million principal amount of outstanding indebtedness for borrowed money and capital leases. We may incur substantial additional indebtedness in the future. The level of our indebtedness, among other things, could (1) make it difficult for us to make payments on our indebtedness, (2) make it difficult to obtain any necessary financing in the future for working capital, capital expenditures, debt service requirements or other purposes, (3) limit our flexibility in planning for, or reacting to changes in, our business, and (4) make us more vulnerable in the event of a downturn in our business.

We may be unable to pay debt service on our indebtedness for money borrowed and other obligations.

We had an operating loss and negative cash flow for the year ended December 31, 2001. In addition, we have a substantial amount of outstanding accounts payable and other obligations. Accordingly, cash generated by our operations would have been insufficient to pay the amount of interest payable annually on our outstanding indebtedness or to pay our other obligations. We cannot assure you that we will be able to pay interest and other amounts due on our outstanding indebtedness, or our other obligations, on the scheduled dates or at all. If our cash flow and cash balances are inadequate to meet our obligations, we could face substantial liquidity problems. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments, or if we otherwise fail to comply with any covenants in our indebtedness, we would be in default under these obligations, which would permit these lenders to accelerate the maturity of the obligations and could cause defaults under our indebtedness. Any such default could have a material adverse effect on our business, results of operations and financial condition. We cannot assure you that we would be able to repay amounts due on our indebtedness if payment of the indebtedness were accelerated following the occurrence of an event of default under, or certain other events specified in, the agreements governing our outstanding indebtedness and capital leases, including any deemed sale of all or substantially all of our assets.

Outsourcing of transaction delivery and transaction management services may not prove to be viable businesses.

An important part of our business strategy is to leverage our existing global customer base and global network by continuing to provide our existing transaction delivery services and by offering these customers additional transaction delivery and new transaction management services in the future. The market for transaction management services is only beginning to develop. Our success will depend on the continued expansion of the market for outsourced transaction delivery services such as EDI, production messaging services and integrated desktop messaging services and the development of viable markets for the outsourcing of additional transaction delivery services and new transaction management services. Each of these developments is somewhat speculative.

There are significant obstacles to the full development of a sizable market for the outsourcing of transaction delivery and transaction management services. Outsourcing is one of the principal methods by which we will attempt to reach the size we believe is necessary to be successful. Security and the reliability of the Internet, however, are likely to be of concern to enterprises and service providers deciding whether to outsource their transaction delivery and transaction management or to continue to provide it themselves. These concerns are likely to be particularly strong at larger businesses and service providers, which are better able to afford the costs of maintaining their own systems. While we intend to focus exclusively on our outsourced transaction delivery and transaction management services, we cannot be sure that we will be able to maintain or expand our business customer base. In addition, the sales cycle for many of these services is lengthy and could delay our ability to generate revenues in this market.

Our strategy of developing and offering to existing customers additional transaction delivery and transaction management services may be unsuccessful.

As part of our recently announced business strategy, we plan to develop and offer to existing customers additional transaction delivery and transaction management services that will automate more of our customers business processes. We cannot assure you that we will be able to successfully develop these additional services in a timely manner or at all or, if developed, that our customers will purchase these services or will purchase them at prices that we wish to charge. Standards for pricing in the market for new transaction delivery and transaction management services are not yet well defined and some businesses and service providers may not be willing to pay the fees we wish to charge. We cannot assure you that the fees we intend to charge will be sufficient to offset the related costs of providing these services.

We may fail to meet market expectations because of fluctuations in our quarterly operating results, which would cause our stock price to decline.

We may experience significant fluctuations in our quarterly results. It is likely that our operating results in some quarters will be below market expectations. In this event, the price of our Class A common stock is likely to decline.


The following are among the factors that could cause significant fluctuations in our operating results:

o incurrence of other cash and non-cash accounting charges, including charges resulting from acquisitions or dispositions of assets, including from the disposition of our remaining non-core assets, and write-downs of impaired assets;

o non-cash charges associated with repriced stock options, if our stock price rises above $16.90;

o system outages, delays in obtaining new equipment or problems with planned upgrades;

o        disruption or impairment of the Internet;

o demand for outsourced transaction delivery and transaction management services;

o attracting and retaining customers and maintaining customer satisfaction;

o        introduction of new or enhanced services by us or our competitors;

o        changes in our pricing policy or that of our competitors;

o changes in governmental regulation of the Internet and transaction delivery and transaction management services in particular; and

o        general economic and market conditions.

Other such factors in our non-core assets include:

o incurrence of additional expenditures without receipt of offsetting revenues pending the sale of these assets.

We may incur significant stock based compensation charges related to repriced options if our stock price rises above $16.90.

In light of the decline in our stock price and in an effort to retain our employee base, on November 14, 2000, the Company offered to certain of its employees, officers and directors, other than Gerald Gorman, the right to reprice certain outstanding stock options to an exercise price equal to $16.90 per share, the closing price of the Company's Class A common stock on Nasdaq on November 14, 2000 as adjusted for our reverse stock split effected on January 23, 2002. Options to purchase 632,799 shares were repriced. The repriced options vest at the same rate that they would have vested under their original terms. In March 2000, Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25" ("Interpretation"). Among other issues, this Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. As a result, under the Interpretation, stock options repriced after December 15, 1998 are subject to variable plan accounting treatment. This guidance requires the Company to remeasure compensation cost for outstanding repriced options each reporting period based on changes in the market value of the underlying common stock. If our stock price rises above the $16.90 exercise price of the repriced options, this accounting treatment may result in significant non-cash compensation charges in future periods.

Several of our competitors have substantially greater resources, longer operating histories, larger customer bases and broader product offerings.

Our business is, and we believe will continue to be, intensely competitive. See "Part I Item 1 - Business - Competition" in this Form 10-K and subsequent reports filed with the Securities and Exchange Commission.

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

Some of our competitors provide a variety of telecommunications services and other business services, as well as software and hardware solutions, in addition to transaction delivery or transaction management services. The ability of these competitors to offer a broader suite of complementary services and software or hardware may give them a considerable advantage over us.

The level of competition is likely to increase as current competitors increase the sophistication of their offerings and as new participants enter the market. In the future, as we expand our service offerings, we expect to encounter increased competition in the development and delivery of these services. We may not be able to compete successfully against our current or future competitors.

Our rapid expansion has strained our existing resources, and if we are not able to manage our growth effectively, our business and operating results will suffer.

We have aggressively expanded our operations in anticipation of continued growth in our business and as a result of our acquisitions. We have also developed the technology and infrastructure to offer a range of services in our target market. This expansion has placed, and we expect it to continue to place, a significant strain on our managerial, operational and financial resources. If we cannot manage our growth effectively, our business, operating results and financial condition will suffer.

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

To manage our existing business and handle any future growth, we will have to attract, retain and motivate additional highly skilled employees. In particular, we will need to hire and retain qualified sales people if we are to meet our sales goals. We will also need to hire and retain additional experienced and skilled technical personnel in order to meet the increasing technical demands of our expanding business. Competition for employees in messaging-related businesses is intense. We have in the past experienced, and expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. If we are unable to do so, our management may not be able to effectively manage our business, exploit opportunities and respond to competitive challenges.

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

We may need to upgrade our computer systems to accommodate increases in traffic and to accommodate increases in the usage of our services, but we may not be able to do so while maintaining our current level of service, or at all.

We must continue to expand and adapt our computer systems as the number of customers and the amount of information they wish to transmit increases and as their requirements change, and as we further develop our services. Because we have only been providing some of our services for a limited time, and because our computer systems for these services have not been tested at greater capacities, we cannot guarantee the ability of our computer systems to connect and manage a substantially larger number of customers or meet the needs of business customers at high transmission speeds. If we cannot provide the necessary service while maintaining expected performance, our business would suffer and our ability to generate revenues through our services would be impaired.

The expansion and adaptation of our computer systems will require substantial financial, operational and managerial resources. We may not be able to accurately project the timing of increases in traffic or other customer requirements. In addition, the very process of upgrading our computer systems could cause service disruptions. For example, we may need to take various elements of the network out of service in order to install some upgrades.

Our computer systems may fail and interrupt our service.

Our customers have in the past experienced interruptions in our services. We believe that these interruptions will continue to occur from time to time. These interruptions are due to hardware failures, failures in telecommunications and other services provided to us by third parties and other computer system failures. These failures have resulted and may continue to result in significant disruptions to our service. Some of our operations have redundant switch-over capability. Although we plan to install backup computers and implement procedures on other parts of our operations to reduce the impact of future malfunctions in these systems, the presence of single points of failure in our network increases the risk of service interruptions. Some aspects of our computer systems are not redundant. These include our database system and our email storage system, which stores emails and other data. In addition, substantially all of our computer and communications systems relating to our services other than the systems located and operated by AT&T Corp. under our Transition Services Agreement with them are currently located in Manhattan, Jersey City, New Jersey, Edison, New Jersey, Washington, DC and Dayton, Ohio. We currently do not have alternate sites from which we could conduct these operations in the event of a disaster. Our computer and communications hardware is vulnerable to damage or interruption from fire, flood, earthquake, power loss, telecommunications failure and similar events. Our services would be suspended for a significant period of time if any of our primary data centers was severely damaged or destroyed. We might also lose stored emails and other customer files, causing significant customer dissatisfaction and possibly giving rise to claims for monetary damages.

Our services will become less desirable or obsolete if we are unable to keep up with the rapid changes characteristic of our business.

Our success will depend on our ability to enhance our existing services and to introduce new services in order to adapt to rapidly changing technologies, industry standards and customer demands. To compete successfully, we will have to accurately anticipate changes in business demand and add new features to our services very rapidly. We may not be able to integrate the necessary technology into our computer systems on a timely basis or without degrading the performance of our existing services. We cannot be sure that, once integrated, new technology will function as expected. Delays in introducing effective new services could cause existing and potential customers to forego use of our services and to use instead those of our competitors.

Our business will suffer if we are unable to provide adequate security for our service, or if our service is impaired by security measures imposed by third parties.

Security is a critical issue for any outsourced transaction delivery or transaction management service, and presents a number of challenges for us.

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

Our computers are vulnerable to computer viruses, physical or electronic break-ins and similar incursions, which could lead to interruptions, delays or loss of data. We expect to expend significant capital and other resources to license or create encryption and other technologies to protect against security breaches or to alleviate problems caused by any breach. Nevertheless, these measures may prove ineffective. Our failure to prevent security breaches may expose us to liability and may adversely affect our ability to attract and retain customers and develop our business market. Security measures taken by others may interfere with the efficient operation of our service, which may harm our reputation, adversely impact our ability to attract and retain customers. "Firewalls" and similar network security software employed by third parties can interfere with the operation of our services.

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

Our business depends on the effectiveness of the Internet as a means of transmitting data. The recent growth in the use of the Internet has caused frequent interruptions and delays in accessing and transmitting data over the Internet. Any deterioration in the performance of the Internet as a whole could undermine the benefits of our services. Therefore, our success depends on improvements being made to the entire Internet infrastructure to alleviate overloading and congestion. We also depend on telecommunications network suppliers such as AT&T Corp. and Worldcom for a variety of telecommunications and Internet services. Pending the transition of the network and operations for the EasyLink Services business acquired from AT&T, we are dependent on the services being provided to us under our Transition Services Agreement with AT&T. See "Risk Factors - We May Be Unable to Successfully Integrate the EasyLink Services Business Acquired From AT&T" above, "Item 1. Business - Technology" in this Form 10-K and subsequent filings with the Securities and Exchange Commission.

Gerald Gorman and George Abi Zeid collectively held as of February 28, 2002 a majority of the total outstanding voting power of EasyLink and will be able to prevent a change of control.

Gerald Gorman, our Chairman, held as of February 28, 2002 Class A and Class B common stock representing approximately 40.7% of the voting power of our outstanding common stock. Each share of Class B common stock entitles the holder to 10 votes on any matter submitted to the stockholders. George Abi Zeid, our President-International Operations and Director, beneficially owned as of February 28, 2002 Class A common stock representing approximately 9.6% of the voting power of our outstanding common stock and, after giving effect to the issuance of shares issuable upon conversion or exercise of convertible securities and warrants held by Mr. Abi Zeid, approximately 11.5% of such voting power. Based on their voting power as of February 28, 2002, Mr. Gorman and Mr. Abi Zeid will be able to determine the outcome of all matters requiring stockholder approval, including the election of directors, amendment of our charter and approval of significant corporate transactions. Mr. Gorman and Mr. Abi Zeid will be in a position to prevent a change in control of EasyLink even if the other stockholders were in favor of the transaction.

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

We intend to continue to expand into international markets and to expend significant financial and managerial resources to do so. We have limited experience in international operations and may not be able to compete effectively in international markets. If our revenues from international operations do not exceed the expense of establishing and maintaining these operations, our losses will increase and our operating results will suffer. We face significant risks inherent in conducting business internationally, such as:

o uncertain demand in foreign markets for transaction delivery and transaction management services;

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

Regulation of transaction delivery and transaction management services and Internet use is evolving and may adversely impact our business.

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

Moreover, the extent to which existing laws relating to issues such as property ownership, pornography, libel and personal privacy are applicable to the Internet is uncertain. We could face liability for defamation, copyright, patent or trademark infringement and other claims based on the content of messages transmitted over our system. We may also face liability for unsolicited commercial and other email and fax messages sent by users of our services. We do not and cannot screen all the content generated and received by users of our services. Some foreign governments, such as Germany, have enforced laws and regulations related to content distributed over the Internet that are more strict than those currently in place in the United States. We may be subject to legal proceedings and damage claims if we are found to have violated laws relating to email content.

A majority of our services are currently classified by the FCC as "information services," and therefore are exempt from public utility regulation. To the extent that we are permitted to offer all of our services as a single "bundle of interrelated products," then the whole bundle is currently exempt from regulation as a "hybrid service." If considered independent of the bundle, however, our fax-to-fax services, when conducted over circuit-switched network lines, and our telex services, qualify as "telecommunications services," and would thus be subject to federal regulation. Moreover, while the FCC has until now exercised forbearance in regulating IP communications, it has indicated that it might regulate certain IP communications as "telecommunications services" in the future. There can be no assurance that the FCC will not change its regulatory classification system and thereby subject us to unexpected and burdensome additional regulation. In addition, a variety of states regulate certain of our services when provided on an intrastate basis.

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

We regard our copyrights, service marks, trademarks, trade secrets, domain names and similar intellectual property as critical to our success. We rely on trademark and copyright law, trade secret protection and confidentiality and/or license agreements with our employees, customers, strategic partners and others to protect our proprietary rights. Despite our precautions, unauthorized third parties may improperly obtain and use information that we regard as proprietary. Third parties may submit false registration data attempting to transfer key domain names to their control. Our failure to pay annual registration fees for domain names may result in the loss of these domains to third parties. Third parties have challenged our rights to use some of our domain names, and we expect that they will continue to do so, which may affect the value that we can derive from the planned disposition of the domain names included among our non-core assets.

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

We have been and may continue to be subject to legal proceedings and claims from time to time in the ordinary course of our business, including claims related to the use of our domain names and claims of alleged infringement of the trademarks and other intellectual property rights of third parties. Third parties have challenged our rights to register and use some of our domain names based on trademark principles and on the Anticybersquatting Consumer Protection Act. If domain names become more valuable to businesses and other persons, we expect that third parties will continue to challenge some of our domain names and that the number of these challenges may increase. In addition, the existing or future laws of some countries, in particular countries in Europe, may limit or prohibit the use in those countries or elsewhere of some of our geographic names that contain the names of a city in those countries or the name of those countries. Intellectual property litigation is expensive and time-consuming and could divert management's attention away from running our business. These claims and the potential for such claims may reduce the value that we can expect to receive from the disposition of our domain names.

A substantial amount of our common stock may come onto the market in the future, which could depress our stock price.

Sales of a substantial number of shares of our common stock in the public market could cause the market price of our Class A common stock to decline. As of February 28, 2002, we had an aggregate of 16,075,608 shares of Class A and Class B common stock outstanding. As of February 28, 2002 we had options to purchase approximately 1.98 million shares of Class A common stock outstanding. As of February 28, 2002, we had warrants to purchase 1,843,942 shares of Class A common stock outstanding. As of February 28, 2002, we had approximately 4,397,914 shares of Class A common stock issuable upon conversion of outstanding senior convertible notes and an indeterminate number of additional shares of Class A common stock issuable over five years in payment of interest on such senior notes. In addition, we had 127,151 shares of Class A common stock issuable upon conversion of our remaining outstanding 7% Convertible Subordinated Notes due 2005 at an exercise price of $189.50 per share.

As of February 28, 2002, approximately 10,908,748 shares of Class A common stock and Class B common stock were freely tradable, in some cases subject to the volume and manner of sale limitations contained in Rule 144. As of such date, approximately 5,166,860 shares of Class A common stock will become available for sale at various later dates upon the expiration of one-year holding periods or upon the expiration of any other applicable restrictions on resale. We are likely to issue large amounts of additional Class A common stock, which may also be sold and which could adversely affect the price of our stock.

As of February 28, 2002, the holders of approximately 9,522,610 shares of outstanding Class A common stock, the holders of 1,796,255 shares of Class A common stock issuable upon exercise of our outstanding warrants and the holders of approximately 6,037,519 shares of Class A common stock issuable upon conversion of our outstanding senior or subordinated convertible notes and issuable in payment of interest over the first 18 months after the date of issuance on our senior convertible notes, had the right, subject to various conditions, to require us to file registration statements covering their shares, or to include their shares in registration statements that we may file for ourselves or for other stockholders. By exercising their registration rights and selling a large number of shares, these holders could cause the price of the Class A common stock to fall. An undetermined number of these shares have been sold publicly pursuant to Rule 144.

Our Class A common stock may be subject to delisting from the Nasdaq National Market.

Our Class A common stock faces potential delisting from the Nasdaq National Market which could hurt the liquidity of our Class A common stock. We may be unable to comply with the standards for continued listing on the Nasdaq National Market. These standards require, among other things, that our Class A common stock have a minimum bid price of either $1 or $3. Specifically, an issuer will be considered non-compliant with the minimum bid price requirement only if it fails to satisfy the applicable requirement for any 30 consecutive trading day period following January 1, 2002. It would then be afforded a 90 calendar day grace period in which to regain compliance. In addition, the listing standards require that we maintain compliance with various other standards, including market capitalization or total assets and total revenue, number of publicly held shares, which are shares held by persons who are not officers, directors or beneficial owners of 10% of our outstanding shares, and market value of publicly held shares. If we do not comply with the $3 minimum bid price, but we do comply with the $1 minimum bid price, then we must comply with certain other standards, including a $10 million minimum stockholders' equity requirement. The minimum bid price of our stock was below $1 during various periods in the fourth quarter of 2000 and the first quarter of 2001 and was below $1 during the period from March 14, 2001 through January 22, 2002.

On January 23, 2002, we effected a ten-for-one reverse stock split. Although our stock price has exceeded the $1 minimum bid price requirement since January 23, 2002 through the date of this filing, no assurance can be given that our stock price will remain above the minimum level required or that we will maintain compliance with all of the other applicable listing standards in the future.

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

Our stock price has been volatile since our initial public offering and we expect that it will continue to be volatile. As discussed above, our financial results are difficult to predict and could fluctuate significantly. In addition, the market prices of securities of electronic services companies have been highly volatile. A stock's price is often influenced by rapidly changing perceptions about the future of electronic services or the results of other Internet or technology companies, rather than specific developments relating to the issuer of that particular stock. As a result of volatility in our stock price, a securities class action may be brought against us. Class-action litigation could result in substantial costs and divert our management's attention and resources.

We may have continuing obligations in connection with the sale of our advertising network business.

On March 30, 2001, we completed the sale of our advertising network business to Net2Phone, Inc. Included in the sale were our rights to provide e-mail-based advertising and permission marketing solutions to advertisers, as well as our rights to provide e-mail services directly to consumers at the www.mail.com Web site and in partnership with other Web sites. In connection with the sale, we entered into a hosting agreement under which we agreed to host or arrange to host the consumer e-mailboxes for Net2Phone for a minimum of one year. During the second quarter of 2001, we completed the migration of the hosting of these consumer mailboxes to a third party provider whom we paid for this service. On November 14, 2001, we entered into an agreement with Net2Phone which terminated the hosting agreement as of September 30, 2001.

Notwithstanding the migration of the consumer mailboxes to the third party provider, the termination of the hosting agreement with Net2Phone and the assignment to Net2Phone of our Web site contracts with third parties, we may nonetheless remain liable for obligations under some of such third party Web site contracts. Accordingly, we may have liability if there is a breach on the part of the third party to which we have migrated the hosting or on the part of Net2Phone under the third party Web site agreements that were assigned to them.

Item 2 Properties

United States

Our headquarters are located in Edison, New Jersey where we occupy approximately 38,000 square feet of office space under several leases expiring between May 2002 and February 2006. In addition, we have office and development lab space at four other locations throughout the United States under leases expiring primarily in 2005 and 2006; three U.S. network installations co-located in telehousing facilities under short-term leases; and sales offices under short term leases for our business messaging staff in the Chicago, Dallas, Ft. Lauderdale, Los Angeles, New York and San Francisco metropolitan areas. In connection with the acquisition of the EasyLink Services business from AT&T we also lease approximately 7,000 square feet under a Transition Services Agreement with AT&T for the operation of the network equipment for this business.

We have subleases on approximately 25,000 square feet of space in Morristown, New Jersey until March 2003 and approximately 13,000 square feet of space in Jersey City, New Jersey until December 2005. Since we no longer utilize these offices, we are attempting to sublease the space or, for the Jersey City location, negotiate with the landlord to recapture the space.

While we believe that these facilities exceed our anticipated needs at least through the end of 2002, we continually review our needs and may add facilities in the future.

International

We lease approximately 28,000 square feet of office space in four locations in England. The leases expire between May 2002 and June 2017, with cancellation provisions available in the two longer term leases, 10 years prior to expiration in 2004 and 2007.

We lease approximately 18,000 square feet of office space in locations in Hong Kong, Germany, Singapore, Malaysia, Holland and India. The leases expire between June 2002 and December 2004.

We also have telehousing and co-location agreements under short-term leases for our communications nodes around the world.

Item 3   Legal Proceedings

From time to time we have been, and expect to continue to be, subject to legal proceedings and claims in the ordinary course of business. These include claims of alleged infringement of third-party patents, trademarks, copyrights, domain names and other similar proprietary rights; employment claims; and contract claims. These claims include pending claims that some of our services employ technology covered by third party patents. These claims, even if not meritorious, could require us to expend significant financial and managerial resources. No assurance can be given as to the outcome of one or more claims of this nature. If an infringement claim were determined in a manner adverse to the Company, we may be required to discontinue use of any infringing technology, to pay damages and/or to pay ongoing license fees which would increase our costs of providing service.

The Company has also received notices or claims from certain third parties for disputed and unpaid accounts payable. The Company believes that it has appropriately reserved for the amount of any liability that may arise out of these matters, and management believes that these matters will be resolved without a material effect on the Company's financial position or results of operations.

                                     Part II

Item 5 Market for the Registrant's Common Equity and Related Stockholder Matters

Stockholder Data

                                                          2001

                                      Fourth      Third      Second      First
                                      Quarter     Quarter    Quarter     Quarter
                                      -------     -------    -------     -------
Market Price

High ..........................       $ 7.50      $ 5.50      $ 8.60      $18.80
Low ...........................         3.40        2.20        4.60        6.30
End of Quarter ................         4.90        4.00        5.50        6.88


                                                          2000

                                      Fourth      Third      Second      First
                                      Quarter     Quarter    Quarter     Quarter
                                      -------     -------    -------     -------
Market Price

High ..........................       $53.10      $98.80     $171.30     $206.30
Low ...........................         4.10       50.30       45.00      130.00
End of Quarter ................         7.20       52.20       56.90      172.50

The Nasdaq closing market price at February 28, 2002 was $2.61.

Dividends

The Company has never declared or paid any cash dividends on its common stock and does not anticipate paying any cash dividends on its stock in the foreseeable future. The Company currently intends to retain future earnings, if any, to finance the expansion of our business.

Number of Security Holders

At February 28, 2002, the approximate number of holders of record of Class A and Class B common stock was 729 and 1, respectively.

Stock listings

The principal market on which the common stock is traded is the NASDAQ National Market (NASD) under the symbol "EASY".

Recent Sales of Unregistered Securities

During the three months ended December 31, 2001, EasyLink Services issued Class A common stock to third parties in connection with business transactions or granted options to employees in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933 and Rule 701 or Regulation S promulgated thereunder in various transactions as follows:

During the three months ended December 31, 2001, we issued 15,304 shares of Class A common stock to employees at a weighted average price of $5.38 per share representing the Company's matching contribution to its 401(k) plan.

During the three months ended December 31, 2001, we issued 1,420,400 shares of Class A common stock at $4.30 per share in exchange for India.com preferred stock.

During the months ended December 31, 2001, we issued $1.3 million principal amount of Senior Convertible Notes having an exercise price equal to $2.50 per share in a $1.3 million financing.

During the three months ended December 31, 2001, we issued 103,359 shares of Class A common stock at $4.60 per share as payment for a promissory note.

During the three months ended December 31, 2001, we issued 4,270,937 shares of Class A common stock, warrants to purchase 1.8 million shares of Class A common stock at an exercise price of $6.10 per share and $9.1 million principal amount of senior convertible notes having an exercise price of $10.00 per share in connection with the debt restructuring and related financing completed on November 27, 2001.

Item 6 Consolidated Selected Financial Data

The following consolidated selected financial data should be read in conjunction with the consolidated financial statements and the notes to these statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" elsewhere in this document. The consolidated financial statements included herein have been prepared assuming that the Company will continue as a going concern. As indicated in the independent accountants report Note 1(b) to our consolidated financial statements, the Company has suffered recurring losses from operations since inception and has a working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 1(b). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Five Year Summary of Selected Financial Data (in thousands, except per share and employee data)

                                                                         2001         2000         1999         1998         1997
                                                                      ---------    ---------    ---------    ---------    ---------
Consolidated Statement of Operations Data for
the Year Ended December 31,
Revenues ..........................................................   $ 123,929    $  52,698    $  12,709    $   1,495    $     173
Total cost of revenues and operating expenses .....................     295,317      204,196       66,352       14,626        3,170
Loss from operations ..............................................    (171,388)    (151,498)     (53,643)     (13,131)      (2,997)
Loss from discontinued operations .................................     (63,027)     (70,624)          --           --           --
Extraordinary gains ...............................................      47,889           --           --           --           --
Net loss ..........................................................    (206,283)    (229,527)     (47,015)     (12,525)      (2,996)
Cumulative dividends on settlement
of contingent obligations to
preferred stockholders ............................................          --           --      (14,556)          --           --
Net loss attributable to common stockholders ......................    (206,283)    (229,527)     (61,571)     (12,525)      (2,996)
Basic and diluted net loss per common share:
Loss from continuing operation ....................................      (20.24)      (27.79)      (19.63)       (8.60)       (2.10)
Loss from discontinued operation ..................................       (6.68)      (12.35)          --           --           --
Extraordinary gain ................................................        5.07           --           --           --           --
Net loss ..........................................................   $  (21.85)   $  (40.14)   $  (19.63)       (8.60)       (2.10)
Weighted average basic and diluted
   shares outstanding .............................................       9,442        5,718        3,137        1,461        1,410

Consolidated Balance Sheet Data at December 31,
Cash and cash equivalents .........................................      13,278        4,331       36,870        8,414          910
Marketable securities .............................................          --       12,595        7,006           --           --
Total current assets ..............................................      36,900       86,490       50,137        9,970          947
Property and equipment, net .......................................      21,956       38,997       28,935        4,341          928
Domain names, net .................................................         214        2,764        7,934        1,010          651
Total assets ......................................................     170,242      306,917      137,267       20,344        2,646
Total current liabilities .........................................      54,494       54,242       28,336        4,894        1,137
Deferred revenue ..................................................          --          775        1,335        1,905          329
Long-term capital lease obligations ...............................         566       12,638       12,016        1,437          569
Capitalized interest on notes payable, less current portion .......      12,659           --           --           --           --
Long-term notes payable ...........................................      80,923      100,321           --           --           --
Redeemable convertible preferred stock ............................          --           --           --       13,048           --
Convertible preferred stock .......................................          --           --           --           62           42
Total stockholders' equity (deficit) ..............................      20,509      138,941       96,014         (333)         567

Number of Employees at December 31, ...............................         587        1,401          276           89           29

See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of factors that affect the comparability of the selected financial data in the years presented above.

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this annual report. The consolidated financial statements included herein have been prepared assuming that the Company will continue as a going concern. As indicated in the independent accountants report and in Note 1(b) to the consolidated financial statements, the Company has suffered recurring losses from operations since inception and has a working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 1(b). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Overview

On April 2, 2001, we changed our name to EasyLink Services Corporation. We believe that the name change will help create a corporate identity tied to our focus on outsourced electronic information exchange services. We are a leading provider of services that power the electronic exchange of information between enterprises, their trading communities and their customers. Every business day, we handle over 800,000 transactions that are integral to the movement of money, materials, products and people in the global economy such as insurance claims, trade and travel confirmations, purchase orders, invoices, shipping notices and funds transfers, among many others. We offer a broad range of information exchange services to businesses and service providers, including transaction delivery services such as electronic data interchange or "EDI," telex, desktop fax, broadcast and production messaging services; managed e-mail and groupware hosting services; services that protect corporate e-mail systems such as virus protection, spam control and content filtering services.

Until March 30, 2001, we also offered advertising services and consumer e-mail services to Web sites, ISP's and direct to consumers. In this market, we provided Web-based e-mail services or WebMail to Internet Service Providers
(ISPs) including several of the world's top ISPs, and we partnered with top branded Web sites to provide WebMail services to their users. In addition, we served the market directly through our flagship web site www.mail.com. On October 26, 2000, the Company announced its intention to sell its advertising network business and stated that it will focus exclusively on its established outsourced messaging business. The Company also announced that as a result of its decision to focus on its outsourced messaging business, it is streamlining the organization, taking advantage of lower cost areas and further integrating its technological and operational infrastructures. On March 30, 2001, we completed the sale of our advertising network and consumer e-mail business to Net2Phone. In connection with the sale, we entered into a hosting agreement under which we would host or arrange for a third party to host the consumer e-mailboxes for Net2Phone for a minimum of one year. In November 2001, we finalized an agreement with Net2Phone terminating the hosting agreement as of September 30, 2001.

In March 2000, EasyLink formed WORLD.com to develop the Company's extensive portfolio of domain names into major Web properties, such as Asia.com and India.com, which served the business-to-business and business-to-consumer marketplace. Through its subsidiaries, WORLD.com generated revenues primarily from sales of information technology products, system integration and website development for other companies, advertising related sales and commissions earned from booking travel arrangements. On November 2, 2000, the Company announced that it would sell all assets not related to its core outsourced messaging business, including its Asia.com Inc., and India.com Inc. subsidiaries, and its portfolio of category-defining domain names. On May 3, 2001, Asia.com, Inc. sold its business to an investor group. In October 2001, we sold 90% of a subsidiary of India.com, Inc. and we have ceased conducting its portal business. Accordingly, the results of World.com and its subsidiaries have been restated as discontinued operations in our financial statements for all periods presented. See Notes 1(c) and 9 to our consolidated financial statements for additional information.

For the year ended December 31, 2001, total revenues were $123.9 million compared to $52.7 million in 2000 and $12.7 million in 1999. Net loss attributable to common shareholders was $206.3 million for the year ended December 31, 2001 as compared to $229.5 million for the year ended December 31, 2000 and $61.6 million for the year ended December 31, 1999.

During 2001, we generated approximately 98% of our revenues from the provision of information exchange services to enterprises and approximately 2% of our revenue from the advertising network business and other sources. For the years ended December 31, 2001, 2000 and 1999, approximately $122.2 million, $28.9 million and $1.8 million, respectively, of our revenue was generated from companies we acquired since January 1, 1999.

For the year ended December 31, 2000, we generated approximately 55% of our revenues from the provision of information exchange services to enterprises and approximately 45% of our revenues from our advertising network business and other sources.

Our information exchange services include transaction delivery services such as electronic data interchange or "EDI," production messaging services (primarily the electronic delivery of business documents by e-mail, fax and telex), and integrated desktop messaging (e-mail to fax and fax to e-mail services); managed e-mail and groupware hosting services; and services that protect corporate e-mail systems such as virus protection, spam control and content filtering services.

We derive revenues primarily from monthly per-message and usage-based charges for our transaction delivery services; and monthly per-user or per-message fees for managed e-mail and groupware hosting services and virus protection, spam control and content filtering services and license. Our transaction delivery services generate revenue in a number of different ways. We charge our EDI customers per message. Customers of our production messaging services pay consulting fees based upon the level of integration work and set-up requirements plus per-page or per-minute usage charges, depending on the delivery method, for all messages successfully delivered by our network. Customers who purchase our integrated desktop messaging services pay initial site license fees based on the number of user seats being deployed plus per page usage charges for all faxes successfully delivered by our network. For our e-mail and groupware hosting services, customers are billed monthly based upon the number of mailboxes set up and for additional features that they may purchase. For our virus protection, spam and content filtering services, we charge customers either a monthly fee per user or per message charges. Revenue from services is recognized as the services are performed. Facsimile software license revenue is recognized over the average estimated customer life of 3 years.

Historically, our basic advertising network e-mail services were free to our members. Prior to our acquisition of NetMoves in February 2000, we generated the majority of our revenues from our advertising network e-mail services, primarily from advertising related sales, including direct marketing and e-commerce promotion. We priced advertisements based on a variety of factors, including whether the advertising is targeted to a specific category of members or whether it is run across our entire network. We attempted to sell our available advertising space, or inventory, through a combination of advertisements that we sold on either a "cost per thousand" or "CPM" basis, or a "cost per action" basis. Advertising sales billed on a CPM basis require that the advertiser pay us an agreed amount for each 1,000 advertisements delivered. In a CPM-based advertising contract, we recognized revenues from advertising sales ratably as we deliver individual advertisements or impressions. In a cost per action contract, we recognized revenues as members "click" or otherwise respond to the advertisement. In the case of contracts requiring actual sales of advertised items, we experienced delays in recognizing revenues pending receipt of data from the advertiser. We also delivered advertisements to our members through our Special Delivery permission-marketing program. Under this program, members identified categories of products and services of interest to them and requested that notices be sent to their e-mailbox about special opportunities, information and offers from companies in those categories. We recognized revenue as mailings were delivered. On some occasions, we received upfront "placement" fees from advertising related to direct marketing and e-commerce promotion. These arrangements gave the customer the exclusive right to use our network to promote goods or services within their category. These exclusive arrangements generally lasted one year. We recorded placement fees as deferred revenues, and ratably recognized the revenues over the term of the agreement.

We also engaged in barter transactions as part of the advertising network business. Under these arrangements, we delivered advertisements promoting a third party's goods and services in exchange for their agreement to run advertisements promoting our Webmail service. The number of advertisements that each party agrees to deliver, and hence the effective CPM, may not be equal. We recognized barter revenues ratably as the third party's advertisements were delivered to our members. We recorded cost of revenues ratably as our advertisements were delivered by the third party. Although our revenues and related costs of revenues were equal at the conclusion of the barter transaction, the amounts may not be equal in any particular period. We recorded barter revenues and expenses at the fair market value of either the services we provided or of those we received, whichever is more readily determinable under the circumstances. Barter revenues were $0.6 million in 2001, but were approximately $1.6 million of total revenues for the year ended December 31, 2000 as compared to $0.4 million for the year ended December 31, 1999.

In light of the evolving nature of our business and our limited operating history, we believe that period-to-period comparisons of our revenues and operating results are not meaningful and should not be relied upon as indications of future performance. The substantial increase in revenues for 2001 and 2000 can be attributable to acquisitions and, in 2000, revenues from our advertising network business that was sold in March 2001. We believe the nature of our revenues in future periods will be more comparable to that of 2001.

Our prospects should be considered in light of risks described in the section of this report entitled "Risk Factors That May Affect Future Results."

Critical Accounting Policies

In response to the Securities & Exchange Commission's (SEC) Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," we have identified the most critical accounting principles upon which our financial status depends. Critical principles were determined by considering accounting policies that involve the most complex or subjective decisions or assessments. The most critical accounting policies were identified to be those related to revenue recognition, intangible assets and commitments and contingencies. Our revenue recognition, intangible asset and commitments and contingencies policy are stated in the notes to the consolidated financial statements and at relevant sections in this discussion and analysis.

ACQUISITIONS, INVESTMENTS AND DIVESTITURES

Continuing Operations

GN Comtext

During July 2001, we acquired the assets of GN Comtext ("GN") for $1. Additionally, we received a $1.1 million unsecured interest free loan from the former parent company of GN, GN Store Nord A/S, which was paid in the fourth quarter of 2001, and received approximately $175,000 for transition services revenues are a reimbursement of costs during the third quarter of 2001 and will collect and retain a percentage of certain accounts receivable collected on behalf of GN. This loan was paid in December 2001. GN offers value-added messaging services to over 3,000 customers ranging from small business to multi-national companies around the world. The excess of fair market value of the assets acquired and the liabilities assumed over the purchase price resulted in negative goodwill of $782,000 which was recognized as an extraordinary gain during the quarter ended September 30, 2001 in accordance with FASB Statement No. 141.

Swift Telecommunications, Inc. and EasyLink Services

On February 23, 2001, we acquired Swift Telecommunications, Inc., ("STI"). Just prior to the acquisition in January 2001, STI acquired the EasyLink Services business ("EasyLink Services") from AT&T Corp. At the closing of the acquisition by STI of the EasyLink Services business from AT&T, we advanced $14 million to STI in the form of a loan, the proceeds of which were used to fund part of the cash portion of the purchase price to AT&T. Upon the closing of the acquisition of STI, we assumed a $35 million note issued by STI to AT&T. The $35 million note was secured by the assets of STI, including the EasyLink Services business, and the shares of our Class A common stock issued to the sole shareholder in the Merger. The note was payable in equal monthly installments over four years with interest at the rate of 10% per annum. In November 2001, the note, and accrued interest thereon, was exchanged for a new note in the principal amount of $10 million, 1 million shares of the Company's Class A common stock and warrants to purchase an additional 1 million shares of stock. See Note 7 for a description of the Restructuring of certain debt and lease obligations.

Upon the closing of the acquisition of STI, the Company paid to the sole shareholder of STI $835,294 in cash and issued an unsecured note for approximately $9.2 million and approximately 1.9 million shares of our Class A common stock valued at approximately $22.9 million as the purchase price for the acquisition of STI. We will also pay additional consideration to the sole shareholder of STI equal to the amount of the net proceeds, after satisfaction of certain liabilities of STI and its subsidiaries, from the sale or liquidation of the assets of one of STI's subsidiaries. We also reimbursed the sole shareholder of STI for a $1.5 million advance made to STI, the proceeds of which were used to fund the balance of the cash portion of the purchase price for STI's acquisition of the EasyLink Services business and certain other obligations to AT&T. The $9.2 million note was non-interest bearing and payable in four equal semi-annual installments over two years. In November 2001, this note was exchanged for a new note in the principal amount of $2.7 million, 268,296 shares of the Company's Class A common stock and warrants to purchase 268,296 shares of stock. See Note 7 for a description of the Restructuring of Certain Debt and Lease Obligations.

In connection with the acquisition of STI on February 23, 2001, we also entered into a conditional commitment to acquire Telecom International, Inc. ("TII"). TII was an affiliate of STI prior to the acquisition of STI by us. The sole shareholder of STI, who is an officer of EasyLink, is a principal beneficial shareholder of TII. The purchase price for TII was originally agreed to be $117,646 in cash, a promissory note in the aggregate principal amount of approximately $1,294,118 and 267,059 shares of our Class A common stock. In order to facilitate the debt restructuring and to reduce our debt obligations and cash commitments, the parties agreed to modify our commitments in respect of TII. In lieu of acquiring TII, we purchased certain assets owned by TII for $250,000, payable in six monthly payments of $10,000 commencing May 27, 2002 and one payment of $190,000 on November 27, 2002. We also agreed to reimburse TII for up to 50% of TII's payments on certain accounts payable up to a maximum reimbursement of $200,000, to cancel a $236,490 payable owed by STI to us and to issue up to 20,000 shares of Class A common stock to TII valued at $122,000. In addition, we issued 300,000 shares of Class A common stock to TII valued at $1,890,000.

As part of the transaction with STI, we also entered into a conditional commitment to acquire the 25% minority interests in two STI subsidiaries for $47,059 in cash, promissory notes in the aggregate principal amount of approximately $517,647 and 106,826 shares of Class A Common Stock. This transaction is subject to certain conditions, including satisfactory completion of due diligence, receipt of regulatory approvals and other customary conditions.

Netmoves

On February 8, 2000, we acquired NetMoves Corporation ("NetMoves"), a provider of Internet fax transmission services for approximately $168.3 million including acquisition costs of approximately $2.1 million. The acquisition was accounted for as a purchase business combination. We issued 635,448 shares of Class A common stock valued at approximately $145.7 million based upon our average trading price at the date of acquisition. In addition, we assumed outstanding options and warrants of NetMoves which represent the right to purchase 96,244 shares and 5,734 shares respectively, of our Class A common stock at weighted average exercise prices of $66.90 and $86.40, respectively. The options and warrants were valued at an aggregate of approximately $20.5 million.

NetMoves (renamed Mail.com Business Messaging Services, Inc., and, again, EasyLink Services, USA, Inc.) designs, develops and markets to businesses a variety of Internet document delivery services, including e-mail-to-fax, fax-to-e-mail, fax-to-fax and broadcast fax services. This acquisition enhanced our presence in the domestic and international business service market, provided us with an established sales force and international distribution channels and expanded our offering of Internet-based messaging services.

Allegro

On August 20, 1999, we acquired The Allegro Group, Inc. ("Allegro"). Pursuant to the terms of the merger agreement, Allegro became a wholly owned subsidiary of the Company. In connection with this acquisition, we paid approximately $3.2 million in cash and issued 110,297 shares of our Class A common stock to the shareholders of Allegro valued at $17.1 million based upon our average trading price at the date of acquisition. We also paid one-time signing bonuses of $800,000 to employees of Allegro who were not shareholders of Allegro. We were obligated to pay additional amounts based upon Allegro's achievement of specified revenue and spending targets in 2000. This contingent payment would consist of up to $3.2 million payable in cash, additional bonus payments of up to $800,000 and up to $16.0 million payable in shares of our Class A common stock based on the market value of the stock at the time of payment, up to a maximum of 200,000 shares. We also granted options to Allegro employees to purchase approximately 62,500 shares of our Class A common stock at an exercise price of $160.00 per share. These options vest quarterly over four years, subject to continued employment. This acquisition has been accounted for as a purchase business combination. On November 2, 2000, the Company settled its contingent consideration obligation with Allegro. On December 31, 2001, we paid to the former shareholders of Allegro 28,318 shares of, our Class A common stock in 2001. Upon issuance of the shares, the Company adjusted the purchase price and goodwill by $139,000.

TCOM

On October 18, 1999, the Company acquired TCOM, Inc. ("TCOM") a software technology development firm specializing in the design of software for the telecommunications and computer telephony industries. The addition of TCOM expanded the Company's ability to deliver Internet services that meet the demand of our business customers. The Company is not continuing the business operations of TCOM but made the acquisition in order to obtain technology and development resources. We paid $2 million in cash and 43,983 shares of our Class A common stock valued at approximately $6.1 million based upon our average trading price at the date of acquisition. In addition, we were obligated to pay to the continuing employees of TCOM, bonuses totaling $400,000, payable in six-month installments after the closing date in the amounts of $74,000, $88,000, $116,000 and $122,000, provided such employees continue their employment through the applicable payment dates. As of December 31, 2001, approximately $300,000 was paid in final settlement of these obligations.

We were obligated to pay additional consideration to the sellers of TCOM based upon the achievement of certain objectives over an 18-month period. The additional consideration would consist of up to $1.0 million payable in cash and up to $2.75 million payable in shares of our Class A common stock based on the market value at the time of payment, although the market value shall be deemed to be not less than $40.00 per share. We also granted options to TCOM employees to purchase approximately 45,933 shares of our Class A common stock at an exercise price of $130.60 per share. These options vest quarterly over 4 years subject to continued employment. On November 1, 2000, the Company settled its contingent consideration obligation with TCOM. We paid the former shareholders of TCOM a total of $3.75 million, comprised of a cash payment of $1 million and $2.75 million in Class A common stock. Their future obligation was settled with the issuance of 162,083 shares valued at approximately $1.3 million in April 2001. There are no longer any TCOM employees remaining with the Company. Accordingly, $5.1 million of goodwill has been written off in 2001 which is included as an impairment in the 2001 statement of operations.

Messaging Businesses

During the third quarter of 2000, the Company acquired two business messaging companies by issuing 71,020 shares of Class A common stock valued at approximately $4.3 million based upon the Company's average trading price at the date of acquisition. These acquisitions were accounted for as purchase business combinations.

InTandem

On April 17, 2000, in exchange for $500,000 in cash, we acquired certain source code technologies, trademarks and related contracts relating to the InTandem collaboration product ("InTandem") from IntraACTIVE, Inc., a Delaware corporation (now named Bantu, Inc., "Bantu"). On the same date, we also paid Bantu an upfront fee of $500,000 for further development and support of the InTandem product. On the same date, pursuant to a Common Stock Purchase Agreement, the Company acquired shares of common stock of Bantu representing approximately 4.6 % of Bantu's outstanding capital stock in exchange for $1 million in cash and 46,296 shares of Class A common stock, valued at approximately $3.6 million. Pursuant to the Common Stock Purchase Agreement, the Company also agreed to invest up to an additional $8 million in the form of shares of Class A Common stock in Bantu in three separate increments of $4 million, $2 million and $2 million, respectively, based upon the achievement of certain milestones in exchange for additional shares of Bantu common stock representing 3.7%, 1.85% and 1.85%, respectively, of the outstanding common stock of Bantu as of April 17, 2000. The number of shares of our Class A common stock issuable at each closing will be based on the greater of $9 per share and the average of the closing prices of our Class A common stock over the five trading days prior to such closing date. In July 2000, we issued an additional 9,259 shares of our Class A common stock valued at approximately $590,000 to Bantu in accordance with a true-up provision in the Common Stock Purchase Agreement. In September 2000, we issued an additional 44,444 shares of our Class A common stock valued at approximately $2.9 million as payment for the achievement of a milestone indicated above. In January 2001, the Company issued an additional 22,222 shares of its Class A common stock valued at approximately $285,000 as payment for the achieved milestone indicated above. The Company accounts for this investment under the cost method. During the second quarter of 2001, management made an assessment of the carrying value of its investment, based upon an incremental investment made by a third party, and determined that the carrying value of this cost-based investment was permanently impaired as it was in excess of its estimated fair value. Accordingly, EasyLink wrote down the value of its investment in Bantu by $7.3 million as it determined that the decline in its value was other-than-temporary which is included in impairment of investments within other income (expense) in the 2001 statement of operations.

3Cube

On July 14, 1999, we purchased an equity interest in 3Cube, Inc ("3Cube"). Under the agreement, we paid $1.0 million in cash and issued 8,008 shares of our Class A common stock, valued at approximately $2.0 million, in exchange for 307,444 shares of 3Cube convertible preferred stock, which represents an equity interest of less than 20% in 3Cube. We recorded this transaction under the cost method. This agreement also included a technology licensing arrangement, whereby 3Cube agreed to integrate its Internet facsimile technology into our email service across our partner network. On June 30, 2000, the Company made an additional investment in 3Cube by issuing 25,505 shares of Class A common stock valued at approximately $1.5 million in exchange for 50,411 shares of 3Cube Series C Preferred Stock. As of December 31, 2000 the Company owned preferred stock of 3Cube representing an ownership interest of 21% of the combined common and preferred stock outstanding of 3Cube. Accordingly, we then accounted for this investment under the equity method of accounting. Under the equity method, our proportionate share of each investee's operating losses and amortization of the investor's net excess investment over its equity in each investee's net assets is included in loss on equity investments. The effect of this change from the cost method to the equity method of accounting resulted in a decrease of the carrying value of the investment by $2.1 million which is included in loss on equity investment in our 2000 statement of operations. In addition, in December 2000, we wrote down the value of its investment in 3Cube by $200,000 as it was determined that the decline in its value was other-than-temporary which is included in impairment of investments within other income (expense) in our 2000 statement of operations. See the section on Impairment Charges included in the Results of Operations section below for additional information. In 2001, we sold this investment for its carrying value of $2 million.

Lansoft

On December 30, 1999, we acquired Lansoft U.S.A., Inc., ("Lansoft") a provider of email management, e-commerce and Web hosting services to businesses and added approximately 690 business customers. The acquisition was accounted for as a purchase business combination. We issued 15,201 shares of our Class A common stock valued at approximately $2.7 million based upon our average trading price at the date of acquisition. In addition the board of directors approved the Lansoft Stock Option Plan, providing for the issuance of 10,000 non-qualified stock options at an exercise price of $170.60 per share to selected employees of Lansoft. All such options were issued immediately after the consummation of the Lansoft acquisition and vest quarterly over 4 years subject to continued employment. We issued 25,000 Shares of Class A common stock valued at $120,000 in settlement of a contingent consideration obligation to the sellers of Lansoft.

Discontinued Operations

In March 2000, the Company formed World.com, Inc. in order to develop the Company's portfolio of domain names into independent web properties and subsequently acquired or formed its subsidiaries Asia.com, Inc. and India.com, Inc., in which World.com was the majority owner. On March 30, 2001, the Company announced its intention to sell all assets not related to its core outsourced messaging business including Asia.com, Inc., India.com, Inc. and its portfolio of domain names. Accordingly, World.com has been reflected as a discontinued operation.

The information below pertains to certain events and activities associated with the operations of World.com and include: financings in connection with India.com, domain names included in discontinued operations, the acquisition and subsequent disposition of eLong.com, which was renamed to Asia.com, Inc., and other acquisitions made by World.com.

On March 14, 2000, we acquired eLong.com, Inc., a Delaware corporation ("eLong.com") for approximately $62 million including acquisition costs of approximately $365,000. eLong.com, through its wholly owned subsidiary in the People's Republic of China, operates the Web Site www.eLong.com, which is a provider of local content and other internet services. The acquisition was accounted for as a purchase business combination. Concurrently with the merger, eLong.com changed its name to Asia.com, Inc. ("Asia.com"). In the merger, we issued to the former stockholders of eLong.com an aggregate of 359,949 shares of Class A common stock valued at approximately $57.2 million, based upon our average trading at the date of acquisition. All outstanding options to purchase eLong.com common stock were converted into options to purchase an aggregate of 27,929 shares of Class A common stock. The options were valued at approximately $4.4 million.

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

In addition, we were obligated to issue up to an additional 71,990 shares of Class A common stock in the aggregate to the former stockholders of eLong.com if EasyLink or Asia.com acquired less than $50.0 million in value of businesses engaged in developing, marketing or providing consumer or business internet portals and related services focused on the Asian market or a portion thereof, or businesses in furtherance of such a business, prior to March 14, 2001. The actual amount of shares to be issued was based upon the amount of any shortfall in acquisitions below the $50.0 million target amount. Based upon the value of the acquisitions completed as of March 14, 2001, we issued approximately 7,500 shares of our Class A common stock to the former stockholders of eLong.com. See
Note 9 to our consolidated financial statements for additional information.

In the merger, certain former stockholders of eLong.com retained shares of Class A common stock of Asia.com representing approximately 4.0% of the outstanding common stock of Asia.com. Under a separate Contribution Agreement with Asia.com these stockholders contributed an aggregate of $2.0 million in cash to Asia.com in exchange for additional shares of Class A common stock of Asia.com, representing approximately 1.9% of the outstanding common stock of Asia.com. Pursuant to the Contribution Agreement, EasyLink (1) contributed to Asia.com the domain names Asia.com and Singapore.com and $10.0 million in cash and (2) agreed to contribute to Asia.com up to an additional $10.0 million in cash over the next 12 months and to issue, at the request of Asia.com, up to an aggregate of 24,242 shares of Class A common stock for future acquisitions. As a result of the transactions effected pursuant to the Merger Agreement and the Contribution Agreement, EasyLink initially owned shares of Class B common stock of Asia.com representing approximately 94.1% of the outstanding common stock of Asia.com. Our ownership percentage decreased to 92% as of December 31, 2000. Asia.com granted to management employees of Asia.com options to purchase Class A common stock of Asia.com representing, as of December 31, 2000, 9% of the outstanding shares of common stock after giving effect to the exercise of such options.

During the second quarter of 2000, Asia.com acquired three companies for approximately $18.4 million, including acquisition costs. Payments consisted of cash approximating $500,000, 192,618 shares of EasyLink Class A common stock valued at approximately $11.6 million and 467,345 shares of Asia.com Class A common stock valued at approximately $6.1 million, all of which were based upon our average trading price on the dates of acquisition.

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

Under a stock purchase agreement associated with one of the Asia.com acquisitions, the Company agreed to pay a contingent payment of up to $5 million if certain wireless revenue targets are reached after the closing. The contingent payment was payable in EasyLink Class A common stock, cash or, under certain circumstances, Asia.com Class A common stock. The Company has determined that these targets have not been reached.

On May 3, 2001, the Company's majority owned subsidiary Asia.com, Inc. sold its business to an investor group. Under the terms of the sale, the buyer paid Asia.com $1.5 million and assumed eLong.com liabilities of approximately $1.5 million. The consideration paid was determined as a result of negotiations between the buyer and EasyLink. In addition, the Company issued 20,000 shares of its Class A common stock valued at $138,000 in exchange for the cancellation of certain options granted to the former owners of eLong.com. The Company accounted for this transaction as part of the sale of the business of Asia.com. As a result of the sale, the Company recorded a loss on the sale of eLong.com, Inc. of $264,000. After the closing of the sale, the Company issued 36,232 shares to eLong.com, Inc. in full satisfaction of an indemnity obligation. The indemnity obligation arose out of eLong.com's settlement of a claim brought by former Lohoo shareholders for a contingent payment. Lohoo was previously acquired by eLong.com, Inc.

On March 16, 2000, in exchange for $2 million in cash and 18,569 shares of our Class A common stock valued at approximately $2.9 million, we acquired a domain name from and made a 10% investment in Software Tool and Die, a Massachusetts Corporation. Software Tool and Die is an Internet Service Provider and provides Web hosting services. We concluded that the carrying value of this cost-based investment was permanently impaired based on the achievement of business plan objectives and milestones and the fair value of the investment relative to our carrying value. During the fourth quarter of 2000, we recorded an impairment charge of $4.2 million due to an other-than-temporary decline in the value of this investment due to the decrease in net book value of the investment caused by its losses, as well as a result of our November 2, 2000 decision, as approved by the Board of Directors, to sell all assets not related to its core outsourcing business, including its Asia-based businesses. This amount is included in impairment of investments within other income (expense) in our 2000 statement of operations. Please see the section on Impairment Charges included in the Results of Operations section below for additional information.

On March 31, 2000, we acquired a Mauritius entity, which in turn owned 80% of an Indian subsidiary, to facilitate future investments in India. The terms were $400,000 in cash and a $1 million 7% note payable due one year from closing. In June 2000, the Company acquired through the Mauritius entity the remaining 20% of the Indian subsidiary for $2.2 million in cash. In connection with this acquisition, we incurred a $1.8 million charge related to the issuance of 10,435 shares of Class A common stock, as compensation for services performed, and we paid $200,000 cash and an additional $200,000 payable in our Class A common stock as compensation for employees. In October 2001, we sold 90% of the shares of our Multiple Zones Prvt. Ltd. Subsidiary. The Company recorded a nominal gain on the transaction.

During the second quarter of 2001, the Company acquired a US and India based company for approximately $600,000, including acquisition costs. The terms were $300,000 in cash and 19,600 shares of EasyLink Class A common stock valued at approximately $272,000 based upon our average trading price surrounding the date of acquisition. The acquisition was accounted for as a purchase business combination. The excess of the purchase price over the fair market value of the assets acquired and assumed liabilities has been allocated to goodwill ($831,000), which was being amortized over a period of three years, the expected estimated period of benefit. The Company subsequently transferred this acquired business to the former management of its India.com subsidiary. As part of the transaction, the transferred business assumed all of the liabilities of the transferred business and certain liabilities of India.com. In consideration for the assumption of these liabilities, the Company contributed to the transferred business immediately prior to the sale in January 2002 56,075 shares of Class A common stock valued at $0.3 million and $300,000 in cash.

On November 24, 1999, the Company acquired iFan, Inc. ("iFan"), which owns various domain names. The acquisition has been accounted for as an acquisition of assets. iFan had limited operations. We issued 7,270 shares of our Class A common stock valued at approximately $1.6 million. The value was determined by using the average of the Company's Class A common stock around the closing date, which occurred simultaneously with the announcement date. In addition, all outstanding iFan, stock options were converted into 1,697 non-qualified stock options of EasyLink at a weighted-average exercise price of $114.10 per share. The value ascribed to the options using the Black Scholes pricing model ($370,000) was part of the $2.1 million purchase price. The excess of the purchase price over the net book value of the domain assets acquired of iFan has been allocated to other intangible assets (non-compete agreements). Such amount is being ratably amortized over a period of three years, the expected period of benefit. In December 2000, we wrote off $160,000 of domain names as part of our restructuring program. Please see the Restructuring section below for additional information.

RESULTS OF OPERATIONS

Revenues

Revenues in 2001 were $123.9 million as compared to $52.7 million in 2000 and $12.7 million in 1999. The increase of $71.2 million in 2001 was due primarily to revenues from the acquisition on February 23, 2001 of Swift Telecommunications Inc. ("STI") including the EasyLink Services business acquired by STI from AT&T Corp. in January 2001. The increased revenues from the acquisition were partially offset by reductions in our advertising network revenues as a result of the sale of the advertising network in March 2001. The revenue increase of $40.0 million in 2000 in comparison to 1999 was due to increases in both business messaging and ad network revenues.

Business messaging revenues for the year ended December 31, 2001 were $121.7 million as compared to $29.0 million in 2000 and $1.7 million in 1999. Business messaging includes revenues derived from message delivery services such as electronic data interchange or "EDI", telex, desktop fax, broadcast and production messaging; managed e-mail and groupware hosting services; and services that protect corporate e-mail systems such as virus protection, spam control and content filtering.

Advertising network revenues, including subscription services and domain name sales, amounted to $2.2 million in 2001 as compared to $23.7 million in 2000 and $11.0 million in 1999. The significant decrease in these revenues in 2001 is attributable to the sale of our advertising network in March 2001. The substantial increase in advertising revenues in 2000 compared to 1999 resulted from our expanded sales and marketing programs in this business. Included in advertising network revenues are barter revenues of $0.6 million, $1.6 million and $0.4 million for the years ended December 31, 2001, 2000 and 1999, respectively.

Cost of Revenues

Cost of revenues increased in the year ended December 31, 2001 to $75.3 million as compared to $49.2 million in 2000 and $13.8 million in 1999. The increases in 2001 and 2000 over the prior year were the result of increased revenues but as a percentage of revenues these costs decreased, particularly in 2001 with the inclusion of higher margin revenues from the acquisition of STI, including the EasyLink Services business. Gross margin in 2001 improved to 39% as compared to 7% in 2000 and -8% in 1999.

Cost of revenues consists primarily of costs directly related to the delivery of EDI, telex, fax and email messages. It includes depreciation of equipment used in our computer systems; the cost of telecommunications services including local access charges, leased network backbone circuit costs and long distance domestic and international termination charges; licensing charges for third party network software; and personnel costs associated with our systems, databases and support services. In addition, as it related to our advertising network, we included the cost of barter trades.

Sales and Marketing Expenses

Sales and marketing expenses were $28.3 million in 2001 as compared to $52.1 million in 2000 and $29.5 million in 1999. In 2001, these costs primarily relate to business messaging but in 2000 and 1999, the most significant costs were related to our advertising network. Accordingly, the $23.8 million decrease in 2001 is primarily due to the reduction and eventual elimination of advertising network expenditures in anticipation of and the eventual sale of that business in March 2001. Partially offsetting this cost reduction was an increase in sales and marketing expenses for business messaging in support of the expanded business from the STI/EasyLink Services acquisition in February 2001. The costs for business messaging primarily consist of salaries, commissions and other related expenses for sales, marketing and business development employees, third party agent commissions and payments to marketing consultants.

Comparing 2000 to 1999, the $22.6 million increase in expenses was primarily due to the expansion of sales and marketing efforts and the establishment of partner agreements with third party Web sites for the advertising network. The primary component of these expenses were customer acquisition costs. In 2000 customer acquisition costs included $4.5 million in cash payments to partners and in 1999, customer acquisition costs included $3.0 million in cash payments and $8.9 million for the issuance of Class A common stock to the partners. An amendment to the CNET, Snap and NBC agreement signed during the second quarter of 1999 resulted in the issuance of Class A common stock with a value of $18.1 million. The value of these shares was amortized over a 2 year period resulting in amortization expense of $3.2 million in 2001, $9.2 million in 2000 and $5.0 million in 1999. The remaining amount was written off in conjunction with the sale of the ad network. During the first quarter of 2000, the Company expensed $3.3 million of deferred costs related to the AT&T warrants as compared to amortization of $1.0 million for this cost in 1999. Other advertising network related costs included in this category, all of which increased substantially in 2000 over 1999, were expenses for radio, television and print advertising campaigns and salaries, commissions and related expenditures for sales, marketing and business development personnel.

General and Administrative

General and administrative expenses were $41.1 million in 2001 as compared to $32.8 million in 2000 and $12.1 million in 1999. The $8.3 million increase in 2001 was attributable to increased personnel and other costs in connection with the expanded business from the STI/EasyLink Services acquisition in February 2001. General and administrative expenses consist primarily of compensation and other employee costs including customer support, customer billing operations and other corporate functions as well our provision for doubtful accounts and overhead expenses.

Comparing 2000 to 1999, the $20.7 million increase was primarily due to increased personnel and personnel related costs, including recruiting fees, concurrent with an increase in the number of employees, the impact of a full year of customer service coverage to 24 hours per day, 7 days per week; increased facilities costs; and our entry into the business messaging market.

Product Development

Product development costs were $9.2 million in 2001 as compared to $17.1 million in 2000 and $7.0 million in 1999, respectively. In 2001 product development costs relate exclusively to business messaging as development for the advertising network was eliminated with our decision to sell that business. Product development costs consist primarily of personnel and consultants' time and expense to research, conceptualize, and test product launches and enhancements to all messaging products.

The $10.1 million increase in 2000 as compared to 1999 was primarily due to increased staffing and consulting costs for the advertising network business as well as our entry into the business messaging market during the third quarter of 1999.

Amortization of Goodwill and Other Intangible Assets, Write-Off of Acquired In-Process Technology and Impairment of Intangible Assets

Goodwill represents the excess of the purchase price of acquisitions over the fair market value of the net assets acquired and is being amortized over a 3 to 5 year period through December 31, 2001. Amortization of goodwill and other intangible assets increased to $52.1 million in 2001 as compared to $40.0 million in 2000 largely as a result of the goodwill amortization related to the STI/EasyLink acquisition in February 2001. In comparing 2000 to 1999 amortization charges increased even more significantly from the NetMoves acquisition in February 2000 and several smaller acquisitions in 2000 and the second half of 1999.

The write-off of $7.7 million and $0.9 million, respectively, of acquired in-process technology attributable to the NetMoves transaction in 2000 and the Allegro acquisition in 1999.

Other related charges of $62.2 million included the write-offs of $60 million and $2.2 million of goodwill associated with the NetMoves and professional services acquisitions, respectively, as an impairment charge in 2001. The impairment charge in 2001 resulted from the our on-going business review, based on quantitative and qualitative measures, and assessment of the need to record impairment losses on long-lived assets used in operations when impairment indicators are present. Management determined the amount of the impairment charge by comparing the carrying value of goodwill and other long-lived assets to their fair values. These evaluations of impairments are based upon an achievement of business plan objectives and milestones of each business, the fair value of each ownership interest relative to its carrying value, the financial condition and prospects of the business and other relevant factors. The business plan objectives and milestones that are considered include among others, those related to financial performance, such as achievement of planned financial results and completion of capital raising activities, if any, and those that are not primarily financial in nature, such as launching or enhancements of a web site or product, the hiring of key employees, the number of people who have registered to be part of the associated business' web community, and the number of visitors to the associated business' web site per month. Management determines fair value based on a combination of the discounted cash flow methodology, which is based on converting expected cash flows to present value and the market approach, which includes analysis of market price multiples of companies engaged in lines of business similar to the business being evaluated. The market price multiples are selected and applied to the business based on the relative performance, future prospects and risk profile of the business in comparison to the guideline companies.

Restructuring Charges

During 2001 and 2000, restructuring charges of $25.3 million and $5.3 million, respectively, were recorded by the Company in accordance with the provisions of EITF 94-3, and Staff Accounting Bulletin 100. The Company's restructuring initiatives are related to our strategic decisions to exit the consumer messaging business and to focus on the Company's outsourced messaging business. During 2001, the Company's restructuring program included an incremental reduction in the workforce of approximately 150 employees. Employees affected by the restructuring were notified by direct personal contact and by written notification. The remaining employee benefit termination amounts will be paid out in 2002. In addition, asset disposals of $24.1 million reflect write-downs of excess fixed assets and other assets to their net realizable values. The lease abandonments represent the cost to exit the facility leases. The remaining amounts are to be paid out over the next 3 years which corresponds to the terms of the lease.

The following sets forth the activity in the Company's restructuring reserve (in thousands):


                                Beginning  Current year- Current year-   Ending
                                 balance     provision    utilization    balance
                                 -------      -------       -------      -------
Employee termination
benefits                         $   559      $   879       $ 1,210      $   228
Lease abandonments                 3,136          335         2,932          539
Asset disposals                       --       24,123        24,123           --
Other exit costs                     203           --           171           32
                                 -------      -------       -------      -------

                                 $ 3,898      $25,337       $28,436      $   799
                                 =======      =======       =======      =======

Loss on Sale of Businesses

Loss on sale of businesses of $1.8 million includes the loss incurred from the sale of our advertising network in March 2001.

Other Income (Expense), Net

Other income (expense), net includes interest income from our cash investments and marketable securities; interest expense related to our 7% Convertible Note offering, other notes payable and capital lease obligations; and gains, losses and impairment charges related to investments.

Interest income for the year ended December 31, 2001 was $0.6 million as compared to $4.7 million in 2000 and $1.9 million in 1999. The decrease in 2001 was principally due to lower cash balances and lower interest rates. The increase in 2000 was principally due to higher cash balances after we completed our 7% Convertible Note offering in January 2000.

Interest expense was $10.4 million in 2001 as compared to $9.8 million in 2000 and $751,000 in 1999. Although Interest expense remained relatively consistent in 2001 as compared to 2000, the $0.6 million increase represents the net effect of additional interest charges in 2001 on debt obligations related to the STI acquisition and reduced interest charges on our 7% Convertible Notes as a result of exchange transactions on $75.9 million of the 7% Convertible Notes for $23.8 million of 10% Senior Convertible Notes and from the non-recognition of interest expense on the new notes in accordance with FASB Statement No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructuring". The interest expense increase in 2000 as compared to 1999 was due to interest related to our 7% Convertible Note offering as well as new capital lease obligations for our computer equipment purchases.

In 1999, we realized a net gain of $5.5 million when we sold an equity investment and wrote down another investment in a private company.

As indicated above, management performs on-going business reviews and, based on quantitative and qualitative measures, assesses the need to record impairment losses on its investments when impairment indicators are present. Management determined that the decline in value of its cost investments in Bantu, Inc., BulletN.net and On View was other-than-temporary and recorded charges of $10.1 million for the year ended December 31, 2001. In 2000, as a result of sequential declines in the operating results of 3Cube, management made an assessment of the carrying value of its equity investment and determined that it was in excess of its estimated fair value. Consequently, we wrote down our investment and recorded an impairment charge of $200,000 in the fourth quarter of 2000.

Discontinued Operations

The loss from discontinued operations includes the results and other costs related to the Company's discontinued World.com business including it's subsidiaries, Asia.com, Inc. and India.com Inc. In 2001, the $63.0 million loss from discontinued operations included a write-down of $56.4 million of assets, primarily goodwill, to net realizable value, operating losses of $4.5 million, severance and related benefits of $1.3 million and other related costs and expenses including the closure of facilities of $0.8 million. In 2000, the loss from discontinued operations included $58.4 million of operating losses and $12.2 million of write-downs of goodwill and other intangible assets in connection with the decision to abandon two of World.com's Asian based businesses.

Extraordinary Gains

Extraordinary gains in 2001 primarily relate to the issuance of $23.8 million principal amount of 10% Senior Convertible Notes in exchange for the cancellation of $75.9 million principal amount of 7%Convertible Subordinated Notes and the subsequent exchange of $2.5 million of the new 10% Senior Convertible Notes for 1.4 million shares of our Class A Common Stock. In accordance with Financial Accounting Standards Board Statement No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructuring" ("FASB No. 15"), we recorded extraordinary gains of $40.4 million on these exchange transactions.

During the third quarter of 2001, pending the completion of the subsequent restructuring referred to below, the Company issued $16.3 million of interim notes, bearing interest at a rate of 12% per annum, in exchange for present and future lease obligations in the amount of $15.1 million. These notes were cancelled upon completion of the fourth quarter debt restructuring. This interim transaction resulted in an extraordinary loss of $1.1 million in accordance with FASB No. 15.

During July 2001, the Company acquired the assets of GN Comtext ("GN") for $1. Additionally, the Company received a $1.1 million unsecured interest free loan from the former parent company of GN, GN Store Nord A/S, which was paid in the fourth quarter of 2001, and received approximately $175,000 for transition services which were recorded as a reimbursement of costs during the third quarter of 2001 and will collect and retain a percentage of certain accounts receivable collected on behalf of GN. This loan was paid in December 2001. GN offers value-added messaging services to over 3,000 customers ranging from small business to multi-national companies around the world. The excess of fair market value of the assets acquired and the liabilities assumed over the purchase price resulted in negative goodwill of $782,000 which was recognized as an extraordinary gain during the quarter ended September 30, 2001 in accordance with FASB Statement No. 141.

The Company also recorded net extraordinary gains of $7.8 million upon the completion in November 2001 of the restructuring of certain debt and lease obligations in accordance with FASB No. 15. Approximately $63.0 million of debt and equipment lease obligations were exchanged for approximately $20.0 million of 12% restructured notes due in installments from June 2003 through June 2006,
2.0 million shares of Class A common stock valued at $6.10 per share and warrants to purchase 1.8 million of shares of Class A common stock valued at $6.10 per share.

The restructure notes bear interest at a rate of 12% per annum and mature five years from the date of the debt restructuring. The Company may elect to defer payment of accrued interest on a portion of the restructure notes until various dates commencing June 2003 and may elect to pay accrued interest on other restructure notes in shares of Class A common stock having a market value at the time of payment equal to 120% of the interest payment due.

The restructure notes issued to AT&T Corp. and the former shareholder of STI have been accounted for in accordance with Financial Accounting Standards Board Statement No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings." Because the total future cash or share payments specified by the terms of these restructure notes, including both payments designated as interest and those designated as principal, are less than the carrying amount of these restructure notes, the Company was required to reduce the carrying amount of the original notes exchanged for the restructure notes issued to AT&T and such former STI shareholder to an amount equal to the total future cash payments specified by the new terms. In future periods, all payments under the terms of the restructure notes for which future interest was included in the carrying amounts of such notes shall be accounted for as reductions of such carrying amounts, and no interest expense shall be recognized on such notes for any period between the respective dates of commencement of the accrual of interest on such notes and the maturity dates of such notes.

The $7.8 million gain recorded on the debt restructuring was calculated based on the amount of the total reduction in carrying values of the original restructure obligations as compared to the carrying values of the restructure notes minus the amount of the contingent share issuance obligation of $1.1 million recorded by the Company due to the assumed payment of interest on a portion of the restructure notes in shares of Class A common stock as described above. The gain also reflects the impact of the settlement of certain trade payables.

Preferred Stock Dividend

Upon the closing of our initial public offering in 1999, we settled in full all of our contingent obligations to issue additional shares of stock to our former preferred stockholders by issuing 96,880, 94,414, and 16,642 shares of our Class A common stock to stockholders who formerly held Classes A, C and E preferred shares, respectively. All outstanding shares of preferred stock were converted on an one-for-one basis into shares of Class A common stock.

Liquidity and Capital Resources

Since our inception, we have obtained financing through private placements of convertible debt and equity securities, equipment leases, our initial public offering and through a convertible debt offering. In March 1999, we received net proceeds of $15.2 million from the sale of our Class E convertible preferred stock. In June 1999, we received net proceeds of approximately $49.8 million from our initial public offering and the concurrent share issuance to CNET and NBC Multimedia for the exercise of their warrants to purchase Class A common stock. In January 2000, we received net proceeds of $96.1 million from our convertible debt offering. During the first three quarters of 2001, we raised approximately $14.1 million from the issuance of 10% Senior Convertible Notes and $3.0 million from the issuance of Class A common stock. In the fourth quarter of 2001, we raised an additional $7.1 million. Of the $7.1 million, $5.7 million was raised through the issuance of 1,460,000 shares of Class A common stock and $1.3 million was raised through the issuance of senior convertible notes. These notes are convertible at $2.50 per share. The beneficial conversion feature of $1.1 million is being amortized over 5 years. See Note 7 Notes Payable. We also financed the majority of our capital expenditures in 2000 and 1999 through lease lines.

The $7.1 million raised in the fourth quarter of 2001, along with certain stock issuances in lieu of payment of outstanding liabilities, enabled the Company to meet a $10 million financing requirement for the restructuring of approximately $63 million of debt and capital lease obligations. The restructuring substantially improved the liquidity of the Company. The $63 million of debt and capital lease obligations were exchanged for approximately $20 million principal amount of new notes, 1.97 million shares of Class A common stock valued at $12.0 million and warrants to purchase 1.8 million shares of Class A common stock valued at $6.10 per share. The new notes issued in the restructuring are payable in installments commencing June 2003 and extending through June 2006. Interest on the new notes started accruing from various dates commencing June 1, 2001 and payments of interest are either deferred until June 2003 or later or are payable in Company stock. See Note 7 Notes Payable. As part of the restructuring, the Company also settled certain lease equipment obligations having an original cost of $22.5 million and satisfied certain other obligations for approximately $3.7 million in cash and approximately 820,000 shares of Class A common stock valued at $0.5 million.

Our major commitments consist of $24.1 million principal amount of 7% Convertible Subordinated Notes due in February 2005; $36 million principal amount of 10% Senior Convertible Notes due in January 2006; and $19.1 million principal amount of 12% restructure notes payable in 13 equal quarterly installments beginning in June 2003. A portion of the restructure notes are also subject to mandatory prepayments out of a portion of the proceeds of future financings by the Company. Our capital lease and operating lease commitments for 2002 are approximately $4 million. Our cash interest payment obligations are approximately $3.0 million during 2002. We also have minimum purchase commitments to telecommunications services providers. See Part I, Item 1 "Business Description--Master Carrier Agreement" and "--Other Telecommunications Services."

Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. We believe our ability to continue as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to obtain additional financing or refinancing as may be required, and ultimately to achieve profitable operations. Throughout 2001, management improved the Company's operations and liquidity through a variety of actions, including the acquisition and integration of STI/EasyLink Services, a reduction of its workforce, the sale or closure of all of its World.com businesses, and the sale of its advertising network. Management is continuing the process of further reducing operating costs and increasing its sales efforts. In addition, management successfully raised over $20 million in cash financing during 2001. As a result of these actions, our prospects for continued liquidity improved throughout 2001.

During 2002, the Company plans to continue the efforts that it implemented successfully throughout 2001 to manage its costs and liabilities with a view to ensuring continued liquidity for the Company. The Company may also seek complementary acquisitions and, if necessary, to raise additional financing. There can be no assurance that the Company will be successful in these efforts. Sales of additional equity securities could result in additional dilution to our stockholders. In addition, on an ongoing basis, we continue to evaluate potential acquisitions to complement our information exchange services. In order to complete these potential acquisitions, we may need additional equity or debt financing in the future.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("Statement 141"), and Statement No. 142, "Goodwill and Other Intangible Assets" ("Statement 142"). Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Financial Accounting Standards Board No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("Statement No. 121").

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

As of January 2002, the date of adoption, the Company had unamortized goodwill and other intangible assets in the amount of $107.9 million, which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill and other intangible assets of continuing operations was $52.1 million and $40.0 million for the year ended December 31, 2001 and 2000, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

In June 2001, Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("Statement 143") was issued. Statement 143 addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated retirement costs that result from the acquisition, construction, or development and normal operation of a long-lived asset. Upon initial recognition of a liability for an asset retirement obligation, Statement 143 requires in increase in the carrying amount of the related long-lived asset. The asset retirement cost is subsequently allocated to expense using a systematic and rational method over the asset's useful life. Statement 143 is effective for fiscal years beginning after June 15, 2002. The adoption of this statement is not expected to have a material impact on the Company's financial position or results of operations.

In August 2001, Statement of Financial Accounting Standards 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("Statement 144"), which supersedes both Statement No. 121, and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("Opinion 30"), for the disposal of a segment of a business (as previously defined in that Opinion). Statement 144 retains the fundamental provisions in Statement 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with Statement 121. For example, Statement 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. Statement 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike Statement 121, an impairment assessment under Statement 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under Statement No. 142, Goodwill and Other Intangible Assets.

The Company is required to adopt Statement 144 no later than the year beginning after December 15, 2001. Management does not expect the adoption of Statement 144 for long-lived assets held for use to have a material impact on the Company's financial statements because the impairment assessment under Statement 144 is largely unchanged from Statement 121. The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. The Company is currently evaluating the effect, if any, that adoption of Statement 144 will have on the Company's financial position and results of operations.

Item 7A Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk, primarily from changes in interest rates, foreign exchange rates and credit risk. The Company maintains continuing operations in Europe (mostly in England) and, to a lessor extent, in Singapore and Malaysia. Fluctuations in exchange rates may have an adverse effect on the Company's results of operations and could also result in exchange losses. The impact of future rate fluctuations cannot be predicted adequately. To date the Company has not sought to hedge the risks associated with fluctuations in exchange rates.

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

Item 8 Consolidated Financial Statements and Supplementary Data

                          EasyLink Services Corporation

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
Independent Auditors' Report ..............................................   33
Consolidated Balance Sheets as of December 31, 2001 and 2000 ..............   34
Consolidated Statements of Operations for the years ended
December 31, 2001, 2000, and 1999 .........................................   35
Consolidated Statements of Stockholders' Equity (Deficit) and Comprehensive
  Loss for the years ended December 31, 2001, 2000 and 1999 ...............   36
Consolidated Statements of Cash Flows for the years ended
December 31, 2001, 2000 and 1999 ..........................................   43
Notes to Consolidated Financial Statements ................................   45

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
EasyLink Services Corporation:

We have audited the accompanying consolidated balance sheets of EasyLink Services Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit) and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EasyLink Services Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1(b) to the consolidated financial statements, the Company has suffered recurring losses from operations since inception and has a working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1(b). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                   /s/KPMG LLP

New York, New York
February 15, 2002

                          EasyLink Services Corporation

                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

                                                                                       December 31,
                                                                                  ----------------------
                                                                                    2001         2000
                                                                                  ---------    ---------
                                      ASSETS
Current assets:
Cash and cash equivalents .....................................................   $  13,278    $   4,331
Marketable securities .........................................................          --       12,595
Accounts receivable, net of allowance for doubtful accounts
   $14,547 and $777 as of December 31, 2001 and 2000, respectively ............      21,812       11,128
Prepaid expenses and other current assets .....................................       1,810        1,284
Net assets of discontinued operations .........................................          --       57,152
                                                                                  ---------    ---------
Total current assets ..........................................................      36,900       86,490
                                                                                  ---------    ---------

Property and equipment, net ...................................................      21,956       38,997
Domain assets held for sale, net ..............................................         214        2,764
Partner advances, net .........................................................          --        3,841
Investments ...................................................................       1,535       14,254
Goodwill and other intangible assets, net .....................................     107,937      154,804
Restricted investments ........................................................         279        1,710
Debt issuance costs ...........................................................         513        3,089
Other .........................................................................         908          968
                                                                                  ---------    ---------

Total assets ..................................................................   $ 170,242    $ 306,917
                                                                                  =========    =========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable ..............................................................   $  16,182    $  13,525
Accrued expenses ..............................................................      32,702       22,569
Restructuring reserves payable ................................................         799        3,898
Current portion of capital lease obligations ..................................         554       10,587
Current portion of notes payable ..............................................          --        1,861
Current portion of capitalized interest on notes payable ......................       1,410           --
Deferred revenue ..............................................................         759        1,678
Other current liabilities .....................................................         413          124
Net liabilities of discontinued operations ....................................       1,675           --
                                                                                  ---------    ---------

Total current liabilities .....................................................      54,494       54,242
                                                                                  ---------    ---------

Capital lease obligations, less current portion ...............................         566       12,638
Deferred revenue ..............................................................          --          775
Capitalized interest on notes payable, less current portion ...................      12,659           --
Notes payable .................................................................      80,923      100,321
                                                                                  ---------    ---------

Total liabilities .............................................................     148,642      167,976
                                                                                  ---------    ---------

Contingent share issuance on notes payable ....................................       1,091           --

Stockholders' equity:
Common stock, $0.01 par value; 510,000,000 shares authorized at December 31,
   2001 and 160,000 shares at December 31, 2000, respectively:
   Class A--500,000,000 shares authorized at December 31, 2001 and 150,000,000 shares at December 31, 2000; 14,580,211 and 5,178,920 shares issued and
   outstanding at December 31, 2001 and 2000, respectively ....................         146           52
   Class B--10,000,000 shares authorized at December 31, 2001 and 2000, respectively, 1,000,000 issued and outstanding at December 31, 2001 and
   2000 .......................................................................          10           10
Additional paid-in capital ....................................................     533,878      446,231
Subscriptions receivable ......................................................          --          (33)
Deferred compensation .........................................................         (42)        (214)
Accumulated other comprehensive (loss) income .................................         (37)          58
Accumulated deficit ...........................................................    (513,446)    (307,163)
                                                                                  ---------    ---------

Total stockholders' equity ....................................................      20,509      138,941
                                                                                  ---------    ---------

Commitments and contingencies

Total liabilities and stockholders' equity ....................................   $ 170,242    $ 306,917
                                                                                  =========    =========

                See accompanying notes to consolidated financial
                                   statements.

                          EasyLink Services Corporation

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)

                                                                 Year Ended December 31,
                                                        -----------------------------------------
                                                            2001           2000           1999
                                                        -----------    -----------    -----------
Revenues ............................................   $   123,929    $    52,698    $    12,709

Operating expenses:

Cost of revenues ....................................        75,270         49,201         13,778
                                                        -----------    -----------    -----------

Gross profit (loss) .................................        48,659          3,497         (1,069)
                                                        -----------    -----------    -----------

Sales and marketing .................................        28,332         52,122         29,542
General and administrative ..........................        41,098         32,791         12,136
Product development .................................         9,208         17,117          7,017
Amortization of goodwill and other intangible assets         52,068         39,977          2,979
Write-off of acquired in-process technology .........            --          7,650            900
Impairment of intangible assets .....................        62,200             --             --
Restructuring and impairment charges ................        25,337          5,338             --
Loss on sale of business ............................         1,804             --             --
                                                        -----------    -----------    -----------

Total operating expenses ............................       220,047        154,995         52,574
                                                        -----------    -----------    -----------

Loss from operations ................................      (171,388)      (151,498)       (53,643)
                                                        -----------    -----------    -----------

Other income (expense):
    Interest income .................................           565          4,686          1,885
    Interest expense ................................       (10,383)        (9,791)          (751)
    Impairment of investments .......................       (10,131)          (200)            --
    Gain on sale of investments, net ................            --             --          5,494
    Loss on equity investment .......................            --         (2,100)            --
    Other, net ......................................           192             --             --
                                                        -----------    -----------    -----------

    Total other (expense) income, net ...............       (19,757)        (7,405)         6,628
                                                        -----------    -----------    -----------

Loss from continuing operations .....................      (191,145)      (158,903)       (47,015)
                                                        -----------    -----------    -----------

Loss from discontinued operations ...................       (63,027)       (70,624)            --
                                                        -----------    -----------    -----------
Loss before extraordinary item ......................      (254,172)      (229,527)       (47,015)
Extraordinary gains .................................        47,889             --             --
                                                        -----------    -----------    -----------
Net loss ............................................      (206,283)      (229,527)       (47,015)

Cumulative dividends on settlement of contingent
obligations to preferred stockholders ...............            --             --        (14,556)
                                                        -----------    -----------    -----------

Net loss attributable to common stockholders ........   $  (206,283)   $  (229,527)   $   (61,571)
                                                        ===========    ===========    ===========

Basic and diluted net loss per common share:

Loss from continuing operations .....................   $    (20.24)   $    (27.79)   $    (19.63)
Loss from discontinued operations ...................         (6.68)        (12.35)            --
Extraordinary gain ..................................          5.07             --             --
                                                        -----------    -----------    -----------
Net loss ............................................   $    (21.85)   $    (40.14)   $    (19.63)
                                                        ===========    ===========    ===========

Weighted-average basic and diluted shares outstanding     9,442,047      5,717,856      3,137,365
                                                        ===========    ===========    ===========

                See accompanying notes to consolidated financial
                                   statements.

                          EasyLink Services Corporation

                        (in thousands, except share data)

                                                                             Class A Preferred              Class E Preferred
                                                                                   Stock                           Stock
                                                                            ---------------------          ----------------------
                                                                            Shares         Amount          Shares          Amount
                                                                            ------         ------          ------          ------
Balance at December 31, 1998                                              6,185,000      $       62              --      $       --
Issuance of Class E preferred stock net of issuance
   costs of $835                                                                 --              --       3,200,000              32
Domain assets purchased                                                          --              --              --              --
Issuance of Class A common stock in connection
   with partner agreements                                                       --              --              --              --
Issuance of stock options to consultant in lieu of services                      --              --              --              --
Issuance of Class A common stock to vendor/consultant
   in lieu of services                                                           --              --              --              --
Issuance of warrants to vendor and partner                                       --              --              --              --
Proceeds from stock subscription receivable                                      --              --              --              --
Issuance of stock options to employees below fair value                          --              --              --              --
Amortization of deferred compensation net of cancellations                       --              --              --              --
Return of common stock from GeoCities                                            --              --              --              --
Exercise of employee stock options                                               --              --              --              --
Purchase of employee stock at fair value                                         --              --              --              --
Issuance of Class A common stock in IPO including
   overallotment option, net of $5,351 issuance costs                            --              --              --              --
Exercise of warrants by CNET/Snap                                                --              --              --              --
Issuance of Class A common Stock to CNET/Snap/NBC
Multimedia in connection with settlement of
   contingent obligation                                                         --              --              --              --
Conversion of preferred stock                                            (6,185,000)            (62)     (3,200,000)            (32)
Conversion of redeemable Class C preferred stock                                 --              --              --              --
Issuance of common stock in connection with settlement
   of contingent obligation to preferred stockholders                            --              --              --              --
Issuance of Class A common stock to 3Cube                                        --              --              --              --
Issuance of Class A common stock to Allegro                                      --              --              --              --
Issuance of Class A common stock to TCOM                                         --              --              --              --
Issuance of Class A common stock and options to iFan                             --              --              --              --
Issuance of Class A common to Lansoft                                            --              --              --              --
Net loss                                                                         --              --              --              --
                                                                         ----------      ----------      ----------      ----------

Balance at December 31, 1999                                                     --              --              --              --
                                                                         ----------      ----------      ----------      ----------

                                                                               Class A Common                  Class E Common
                                                                                   Stock                           Stock
                                                                            ---------------------          ----------------------
                                                                            Shares         Amount          Shares          Amount
                                                                            ------         ------          ------          ------
Balance at December 31, 1998                                                593,141      $        6       1,000,000      $       10
Issuance of Class E preferred stock net of issuance
   costs of $835                                                                 --              --              --              --
Domain assets purchased                                                      50,857               1              --              --
Issuance of Class A common stock in connection
   with partner agreements                                                   48,562              --              --              --
Issuance of stock options to consultant in lieu of services                      --              --              --              --
Issuance of Class A common stock to vendor/consultant
   in lieu of services                                                        6,580              --              --              --
Issuance of warrants to vendor and partner                                       --              --              --              --
Proceeds from stock subscription receivable                                      --              --              --              --
Issuance of stock options to employees below fair value                          --              --              --              --
Amortization of deferred compensation net of cancellations                       --              --              --              --
Return of common stock from GeoCities                                      (100,000)             (1)             --              --
Exercise of employee stock options                                           18,214              --              --              --
Purchase of employee stock at fair value                                         --              --              --              --
Issuance of Class A common stock in IPO including
   overallotment option, net of $5,351 issuance costs                       787,750               8              --              --
Exercise of warrants by CNET/Snap                                           150,000               2              --              --
Issuance of Class A common Stock to CNET/Snap/NBC
Multimedia in connection with settlement of
   contingent obligation                                                    257,891               3              --              --
Conversion of preferred stock                                               938,500               9              --              --
Conversion of redeemable Class C preferred stock                            377,656               4              --              --
Issuance of common stock in connection with settlement
   of contingent obligation to preferred stockholders                       207,936               2              --              --
Issuance of Class A common stock to 3Cube                                     8,008              --              --              --
Issuance of Class A common stock to Allegro                                 110,297               1              --              --
Issuance of Class A common stock to TCOM                                     43,983              --              --              --
Issuance of Class A common stock and options to iFan                          7,270              --              --              --
Issuance of Class A common to Lansoft                                        15,201              --              --              --
Net loss                                                                         --              --              --              --
                                                                         ----------      ----------      ----------      ----------

Balance at December 31, 1999                                              3,521,846      $       35       1,000,000      $       10
                                                                         ==========      ==========       =========      ==========

                                                                          Additional    Accumulated                        Other
                                                                           Paid-in     Subscriptions      Deferred     Comprehensive
                                                                           Capital       receivable     Compensation        Loss
                                                                          ----------   -------------    ------------   -------------
Balance at December 31, 1998                                             $   16,736      ($       1)     ($   1,025)             $-
Issuance of Class E preferred stock net of issuance
   costs of $835                                                             15,162              --              --              --
Domain assets purchased                                                       5,229              --              --              --
Issuance of Class A common stock in connection
   with partner agreements                                                    2,522              --              --              --
Issuance of stock options to consultant in lieu of services                      93              --              --              --
Issuance of Class A common stock to vendor/consultant
   in lieu of services                                                          405              --              --              --
Issuance of warrants to vendor and partner                                    4,278              --              --              --
Proceeds from stock subscription receivable                                      --               1              --              --
Issuance of stock options to employees below fair value                         641              --            (641)             --
Amortization of deferred compensation net of cancellations                      (68)             --             549              --
Return of common stock from GeoCities                                        (3,499)             --              --              --
Exercise of employee stock options                                              351              --              --              --
Purchase of employee stock at fair value                                        211              --              --              --
Issuance of Class A common stock in IPO including
   overallotment option, net of $5,351 issuance costs                        49,764              --              --              --
Exercise of warrants by CNET/Snap                                             7,498              --              --              --
Issuance of Class A common Stock to CNET/Snap/NBC
Multimedia in connection with settlement of
   contingent obligation                                                     18,049              --              --              --
Conversion of preferred stock                                                    --              --              --              --
Conversion of redeemable Class C preferred stock                             13,044              --              --              --
Issuance of common stock in connection with settlement
   of contingent obligation to preferred stockholders                        14,554              --              --              --
Issuance of Class A common stock to 3Cube                                     1,960              --              --              --
Issuance of Class A common stock to Allegro                                  17,054              --              --              --
Issuance of Class A common stock to TCOM                                      6,121              --              --              --
Issuance of Class A common stock and options to iFan                          1,934              --              --              --
Issuance of Class A common to Lansoft                                         2,683              --              --              --
Net loss                                                                         --              --              --              --
                                                                         ----------      ----------      ----------      ----------

Balance at December 31, 1999                                             $  174,722              --      ($   1,117)             --
                                                                         ----------      ----------      ----------      ----------

                                                                                                   Total
                                                                         Accumulated           Stockholders'
                                                                           Deficit           Equity/(Deficit)
                                                                         -----------         ----------------
Balance at December 31, 1998                                              ($16,065)             ($   333)
Issuance of Class E preferred stock net of issuance
   costs of $835                                                                --                15,165
Domain assets purchased                                                         --                 5,230
Issuance of Class A common stock in connection
   with partner agreements                                                      --                 2,522
Issuance of stock options to consultant in lieu of services                     --                    93
Issuance of Class A common stock to vendor/consultant
   in lieu of services                                                          --                   405
Issuance of warrants to vendor and partner                                      --                 4,278
Proceeds from stock subscription receivable                                     --                     1
Issuance of stock options to employees below fair value                         --                    --
Amortization of deferred compensation net of cancellations                      --                   481
Return of common stock from GeoCities                                           --                (3,500)
Exercise of employee stock options                                              --                   351
Purchase of employee stock at fair value                                        --                   211
Issuance of Class A common stock in IPO including
   overallotment option, net of $5,351 issuance costs                           --                49,772
Exercise of warrants by CNET/Snap                                               --                 7,500
Issuance of Class A common Stock to CNET/Snap/NBC
Multimedia in connection with settlement of
   contingent obligation                                                        --                18,052
Conversion of preferred stock                                                   --                    --
Conversion of redeemable Class C preferred stock                                --                13,048
Issuance of common stock in connection with settlement
   of contingent obligation to preferred stockholders                      (14,556)                   --
Issuance of Class A common stock to 3Cube                                       --                 1,960
Issuance of Class A common stock to Allegro                                     --                17,055
Issuance of Class A common stock to TCOM                                        --                 6,121
Issuance of Class A common stock and options to iFan                            --                 1,934
Issuance of Class A common to Lansoft                                           --                 2,683
Net loss                                                                   (47,015)              (47,015)
                                                                          --------              --------

Balance at December 31, 1999                                              ($77,636)             $ 96,014
                                                                          --------              --------

See accompanying notes to consolidated financial statements.

                          EasyLink Services Corporation

                        (in thousands, except share data)

                                                                         Class A Common            Class B Common
                                                                              Stock                     Stock            Additional
                                                                       -------------------       -------------------       Paid-in
                                                                       Shares       Amount       Shares       Amount       Capital
                                                                       ------       ------       ------       ------       -------
Balance at December 31, 1999                                         3,521,846    $       35    1,000,000   $       10   $  174,722
Net loss                                                                    --            --           --           --           --
Unrealized holding gains on marketable securities                           --            --           --           --           --
Cumulative foreign exchange currency translation                            --            --           --           --           --

Comprehensive loss                                                          --            --           --           --           --

Exercise of employee stock options                                     141,497             1           --           --        2,605
Issuance of Class A common stock in connection
   with 401(k) plan                                                     15,120            --           --           --          534
Issuance of Class A common stock in connection with
   employee stock purchase plan                                          6,044            --           --           --           37
Exercise of warrants                                                     2,000            --           --           --           20
Issuance of Class A common stock and options to NetMoves               635,448             6           --           --      166,189
Issuance of Class A common stock and options to eLong                  359,949             4           --           --       61,566
Amortization of deferred compensation, net of cancellations                 --            --           --           --         (538)
Purchase of employee stock options at fair value                            --            --           --           --           63
Issuance of Class A common stock to STD                                 18,569            --           --           --        2,867
Issuance of Class A common stock in lieu of compensation                10,435            --           --           --        1,800
Adjustment of Class A common stock in connection with
   partner agreement                                                      (815)           --           --           --          (84)
Issuance of Class A common stock to Bantu                              100,000             1           --           --        7,051
Issuance of Class A common stock in connection with Asia.com
   acquisitions                                                        192,618             2           --           --       17,148
Issuance of Class A common stock to 3Cube                               25,505            --           --           --        1,516
Issuance of Class A common stock in connection with
   messaging acquisitions                                               71,020             1           --           --        4,275
Issuance of Class A common stock to CheetahMail                         10,222            --           --           --          872
Issuance of Class A common stock in connection with purchase
   of domain names                                                       1,375            --           --           --          117
Issuance of Class A common stock to BulletN.net                         36,443             1           --           --        3,108
Issuance of Class A common stock as payment for software and
   software licenses                                                    31,644             1           --           --        2,363
                                                                    ----------    ----------   ----------   ----------   ----------
Balance at December 31, 2000                                         5,178,920    $       52    1,000,000   $       10   $  446,231
                                                                    ----------    ----------   ----------   ----------   ----------

                                                                                                                        Accumulated
                                                                                                                            Other
                                                                                     Subscriptions       Deferred      Comprehensive
                                                                                        Receivable     Compensation         Loss
                                                                                     -------------     ------------    -------------
Balance at December 31, 1999                                                              $    --          ($1,117)         $     0
Net loss                                                                                       --               --               --
Unrealized holding gains on marketable securities                                              --               --               62
Cumulative foreign exchange currency translation                                               --               --               (4)
                                                                                          -------          -------          -------
Comprehensive loss                                                                             --               --               58
                                                                                          -------          -------          -------
Exercise of employee stock options                                                            (33)              --               --
Issuance of Class A common stock in connection
   with 401(k) plan                                                                            --               --               --
Issuance of Class A common stock in connection with
   employee stock purchase plan                                                                --               --               --
Exercise of warrants                                                                           --               --               --
Issuance of Class A common stock and options to NetMoves                                       --               --               --
Issuance of Class A common stock and options to eLong                                          --               --               --
Amortization of deferred compensation, net of cancellations                                    --              903               --
Purchase of employee stock options at fair value                                               --               --               --
Issuance of Class A common stock to STD                                                        --               --               --
Issuance of Class A common stock in lieu of compensation                                       --               --               --
Adjustment of Class A common stock in connection with
   partner agreement                                                                           --               --               --
Issuance of Class A common stock to Bantu                                                      --               --               --
Issuance of Class A common stock in connection with Asia.com
   acquisitions                                                                                --               --               --
Issuance of Class A common stock to 3Cube                                                      --               --               --
Issuance of Class A common stock in connection with
   messaging acquisitions                                                                      --               --               --
Issuance of Class A common stock to CheetahMail                                                --               --               --
Issuance of Class A common stock in connection with purchase
   of domain names                                                                             --               --               --
Issuance of Class A common stock to BulletN.net                                                --               --               --
Issuance of Class A common stock as payment for software and
   software licenses                                                                           --               --               --
                                                                                          -------          -------          -------
Balance at December 31, 2000                                                              $   (33)         $  (214)         $    58
                                                                                          -------          -------          -------

                                                                                Total
                                                              Accumulated   Stockholders'
                                                                Deficit    Equity/(Deficit)
                                                              -----------  ----------------
Balance at December 31, 1999                                   ($ 77,636)   $  96,014
Net loss                                                        (229,527)    (229,527)
Unrealized holding gains on marketable securities                     --           62
Cumulative foreign exchange currency translation                      --           (4)
                                                               ---------    ---------

Comprehensive loss                                              (229,527)    (229,469)
                                                               ---------    ---------

Exercise of employee stock options                                    --        2,573
Issuance of Class A common stock in connection
   with 401(k) plan                                                   --          534
Issuance of Class A common stock in connection with
   employee stock purchase plan                                       --           37
Exercise of warrants                                                  --           20
Issuance of Class A common stock and options to NetMoves              --      166,195
Issuance of Class A common stock and options to eLong                 --       61,570
Amortization of deferred compensation, net of cancellations           --          365
Purchase of employee stock options at fair value                      --           63
Issuance of Class A common stock to STD                               --        2,867
Issuance of Class A common stock in lieu of compensation              --        1,800
Adjustment of Class A common stock in connection with
   partner agreement                                                  --          (84)
Issuance of Class A common stock to Bantu                             --        7,052
Issuance of Class A common stock in connection with Asia.com
   acquisitions                                                       --       17,150
Issuance of Class A common stock to 3Cube                             --        1,516
Issuance of Class A common stock in connection with
   messaging acquisitions                                             --        4,276
Issuance of Class A common stock to CheetahMail                       --          872
Issuance of Class A common stock in connection with purchase
   of domain names                                                    --          117
Issuance of Class A common stock to BulletN.net                       --        3,109
Issuance of Class A common stock as payment for software and
   software licenses                                                  --        2,364
                                                               ---------    ---------

Balance at December 31, 2000                                   ($307,163)   $ 138,941
                                                               ---------    ---------

See accompanying notes to consolidated financial statements.

                          EasyLink Services Corporation

                        (in thousands, except share data)

                                                                         Class A Common            Class B Common
                                                                              Stock                     Stock           Additional
                                                                       ------------------        ------------------      Paid-in
                                                                       Shares      Amount        Shares       Amount     Capital
                                                                       ------------------        -------------------    ----------
Balance at December 31, 2000                                         5,178,920    $       52    1,000,000   $       10   $  446,231
Net loss                                                                    --            --           --           --           --
Realized holding gains on marketable securities                             --            --           --           --           --
Cumulative foreign exchange currency translation                            --            --           --           --           --
Comprehensive loss                                                          --            --           --           --           --
Reversal of stock subscription receivable                                   --            --           --           --           --
Exercise of employee stock options                                       2,000            --           --           --           10
Issuance of Class A common stock in connection
   with 401(k) plan                                                     75,209             1           --           --          411
Issuance of Class A common stock in connection with
   employee stock purchase plan                                          3,869            --           --           --           19
Reversal of deferred compensation related to employee
   terminations                                                             --            --           --           --         (193)
Issuance of Class A common stock to certain employees                   81,456             1           --           --        1,029
Issuance of Class A common stock in connection with
   STI acquisition                                                   1,876,618            19           --           --       30,828
Issuance of Class A common stock in connection with
   private placement                                                   300,000             3           --           --        2,997
Issuance of Class A common stock in connection with
   debt restructuring                                                2,810,937            28           --           --       17,120
Issuance of Class A common stock in connection with
   financing                                                         1,460,000            15           --           --        5,825
Issuance of Class A common stock for investments                        22,222            --           --           --          285
Issuance of Class A common stock in connection with
   Asia.com settlements                                                 33,292            --           --           --          321
Issuance of Class A common stock to in connection with
   exchange of senior notes                                            155,609             2           --           --        2,725
Issuance of Class A common stock in connection with
   India.com employees                                                  10,590            --           --           --          106
Issuance of Class A common stock in connection with
   contingent consideration to Tcom employees                          162,083             2           --           --        1,258
Issuance of Class A common stock in connection with
   My India acquisition                                                 19,600            --           --           --          272
Issuance of Class A common stock in connection with
   vendor settlements                                                  196,604             2           --           --        1,156
Issuance of Class A common stock as payment for promissory
   note                                                                103,359             1           --           --          474
Issuance of Class A common stock to minority interest
   shareholders in exchange for preferred stock                      1,420,400            14           --           --        6,094
Issuance of Class A common stock to TII                                300,000             3           --           --        1,887
Issuance of Class A common stock in connection with
   New Millenium                                                        19,591            --           --           --          120
Issuance of Class A common stock in connection with
   Lansoft/Allegro merger agreements                                    53,319            --           --           --          259
Issuance of Class A common stock in lieu of cash
   interest on debt                                                    294,533             3           --           --          637
Interest expense related to Senior Convertible Notes payable
   in common stock                                                          --            --           --           --        1,506
Beneficial conversion in connection with debt restructuring                 --            --           --           --        1,092
Issuance of warrants in connection with debt restructuring                  --            --           --           --       10,957
Transfer of officer's shares to certain employees in lieu of
   compensation                                                             --            --           --           --          452
                                                                    ----------    ----------   ----------   ----------   ----------
Balance at December 31, 2001                                        14,580,211    $      146    1,000,000   $       10   $  533,878
                                                                    ----------    ----------   ----------   ----------   ----------

                                                                                                                        Accumulated
                                                                                                                           Other
                                                                                     Subscriptions       Deferred      Comprehensive
                                                                                       Receivable      Compensation         Loss
                                                                                     ------------      ------------    -------------
Balance at December 31, 2000                                                              ($   33)         ($  214)         $    58
Net loss                                                                                       --               --               --
Realized holding gains on marketable securities                                                --               --              (62)
Cumulative foreign exchange currency translation                                               --               --              (33)
                                                                                          -------          -------          -------
Comprehensive loss                                                                             --               --              (95)
                                                                                          -------          -------          -------
Reversal of Stock Subscription Receivable                                                      33               --               --
Exercise of employee stock options                                                             --               --               --
Issuance of Class A common stock in connection
   with 401(k) plan                                                                            --               --               --
Issuance of Class A common stock in connection with
   employee stock purchase plan                                                                --               --               --
Reversal of deferred compensation related to employee
   terminations                                                                                --              214               --
Issuance of Class A common stock to certain employees                                          --              (42)              --
Issuance of Class A common stock in connection with
   STI acquisition                                                                             --               --               --
Issuance of Class A common stock in connection with
   private placement                                                                           --               --               --
Issuance of Class A common stock in connection with
   debt restructuring                                                                          --               --               --
Issuance of Class A common stock in connection with
   financing                                                                                   --               --               --
Issuance of Class A common stock for investments                                               --               --               --
Issuance of Class A common stock in connection with
   Asia.com settlements                                                                        --               --               --
Issuance of Class A common stock in connection with
   exchange of senior notes                                                                    --               --               --
Issuance of Class A common stock in connection with
   India.com employees                                                                         --               --               --
Issuance of Class A common stock in connection with
   contingent consideration to Tcom employees                                                  --               --               --
Issuance of Class A common stock in connection with
   My India acquisition                                                                        --               --               --
Issuance of Class A common stock in connection with
   vendor settlements                                                                          --               --               --
Issuance of Class A common stock as payment for promissory
   note                                                                                        --               --               --
Issuance of Class A common stock to minority interest
   shareholders in exchange for preferred stock                                                --               --               --
Issuance of Class A common stock to TII                                                        --               --               --
Issuance of Class A common stock in connection with
   New Millenium                                                                               --               --               --

Issuance of Class A common stock in connection with
   Lansoft/Allegro merger agreements                                                           --               --               --
Issuance of Class A common stock in lieu of cash
   interest on debt                                                                            --               --               --
Interest expense related to Senior Convertible Notes payable
   in common stock                                                                             --               --               --
Beneficial conversion in connection with debt restructuring                                    --               --               --
Issuance of warrants in connection with debt restructuring                                     --               --               --
Transfer of officer's shares to certain employees in lieu of
   compensation                                                                                --               --               --
                                                                                          -------          -------          -------
Balance at December 31, 2001                                                                   --          ($   42)         ($   37)
                                                                                          -------          -------          -------

                                                                              Total
                                                            Accumulated  Stockholders'Equity/
                                                              Deficit        (Deficit)
                                                            -----------  --------------------
Balance at December 31, 2000                                   ($307,163)   $ 138,941
Net loss                                                        (206,283)    (206,283)
Realized holding gains on marketable securities                       --          (62)
Cumulative foreign exchange currency translation                      --          (33)
                                                               ---------    ---------
Comprehensive loss                                              (206,283)    (206,378)
                                                               ---------    ---------
Reversal of Stock Subscription Receivable                             --           33
Exercise of employee stock options                                    --           10
Issuance of Class A common stock in connection with
   401(k) plan                                                        --          412
Issuance of Class A common stock in connection with
   employee stock purchase plan                                       --           19
Reversal of deferred compensation related to employee
   terminations                                                       --           21
Issuance of Class A common stock to certain employees                 --          988
Issuance of Class A common stock in connection with
   STI acquisition                                                    --       30,847
Issuance of Class A common stock in connection with
   private placement                                                  --        3,000
Issuance of Class A common stock in connection with
   debt restructuring                                                 --       17,148
Issuance of Class A common stock in connection with
   financing                                                          --        5,840
Issuance of Class A common stock for investments                      --          285
Adjustment of Class A common stock in connection with
   Asia.com settlements                                               --          321
Issuance of Class A common stock in connection with
   exchange of senior notes                                           --        2,727
Issuance of Class A common stock in connection with
   India.com employees                                                --          106
Issuance of Class A common stock in connection with
   contingent consideration to Tcom employees                         --        1,260
Issuance of Class A common stock in connection with
   My India acquisition                                               --          272
Issuance of Class A common stock in connection with
   vendor settlements                                                 --        1,158
Issuance of Class A common stock as payment for promissory
   note                                                               --          475
Issuance of Class A common stock to minority interest
   shareholders in exchange for preferred stock                       --        6,108
Issuance of Class A common stock to TII                               --        1,890
Issuance of Class A common stock in connection with
   New Millenium                                                      --          120
Issuance of Class A common stock in connection with
   Lansoft/Allegro merger agreements                                  --          259
Issuance of Class A common stock to in lieu of cash
   interest on debt                                                   --          640
Interest expense related to Senior Convertible notes payable
   in common stock                                                    --        1,506
Beneficial conversion in connection with debt restructuring           --        1,092
Issuance of warrants in connection with debt restructuring            --       10,957
Transfer of officer's shares to certain employees in lieu of
   compensation                                                       --          452
                                                               ---------    ---------

Balance at December 31, 2001                                   ($513,446)   $  20,509
                                                               ---------    ---------

See accompanying notes to consolidated financial statements.

                          EasyLink Services Corporation

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                                  Year Ended December 31,
                                                                                        -------------------------------------------
                                                                                           2001             2000             1999
                                                                                        ---------        ---------         --------
Cash flows from operating activities:

Net loss ........................................................................       $(206,283)       $(229,527)        $(47,015)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations ...............................................          63,027           70,624               --
Amortization of partner advances ................................................           2,304           12,968            6,463
Non-cash compensation ...........................................................             479               --            3,021
Non-cash interest ...............................................................           1,030               --               --
Depreciation and amortization ...................................................          16,811           16,009            5,605
Amortization of goodwill and other intangible assets ............................          52,068           39,977            2,979
Provision for doubtful accounts .................................................           7,224            1,493              203
Provision for restructuring and impairments .....................................          25,337            5,538               --
Extraordinary gains .............................................................         (47,889)              --               --
Loss on equity investment .......................................................              --            2,100               --
Amortization of domain assets ...................................................             233              773              899
Amortization of deferred compensation ...........................................             468              365              481
Gain on the sale of investments .................................................              --               --           (5,494)
Write-off of GeoCities contract .................................................              --               --              500
Amortization of debt issuance costs .............................................             375              687               --
Amortization of debt discount ...................................................              --             (213)              --
Write-off of acquired in-process technology .....................................              --            7,650              900
Write-off of investment .........................................................              --               --              150
Write-off of fixed assets .......................................................             956               --               --
Non-cash advertising ............................................................              --             (125)              --
Share of loss from equity investment ............................................              --              118               --
Loss on sale of businesses ......................................................           1,804               --               --
Impairments of goodwill .........................................................          62,200               --               --
Impairments of investments ......................................................          10,131               --               --
Issuance of common stock for India.com preferred stock ..........................           6,108               --               --
Changes in operating assets and liabilities, net of effect of acquisitions and discontinued operations:
Accounts receivable, net ........................................................           2,276           (4,783)          (3,016)
Prepaid expenses and other current assets .......................................           3,216            3,224           (1,621)
Purchases of marketable securities ..............................................              --          (116,295)         (7,006)
Proceeds from sales and maturities of marketable securities .....................          12,533          110,981               --
Partner advances ................................................................              --               --             (230)
Other assets ....................................................................             375              207             (468)
Accounts payable, accrued expenses and other current liabilities ................          (2,942)          (4,513)          15,814
Deferred revenue ................................................................            (711)           1,118             (570)
                                                                                          -------          -------          -------
Net cash provided by (used) in operating activities .............................          11,130          (81,624)         (28,405)
                                                                                          -------          -------          -------
Cash flows from investing activities:
Purchases of domain assets ......................................................              --           (1,130)          (1,243)
Purchase of restricted investment ...............................................              --             (710)          (1,000)
Purchases of intangible assets ..................................................          (1,756)          (1,426)              --
Purchase of investments .........................................................              --           (2,304)          (1,000)
Proceeds from sale leaseback ....................................................              --            1,448            4,292
Proceeds from sales of investments ..............................................           1,950               --            5,744
Proceeds from sales of businesses ...............................................           4,641               --               --
Purchases of property and equipment, including capitalized software .............          (5,267)          (5,314)         (15,133)
Acquisitions, net of cash paid (acquired) .......................................         (15,308)           1,970           (5,116)
                                                                                          -------          -------          -------
Net cash used in investing activities ...........................................         (15,740)          (7,466)         (13,456)
                                                                                          -------          -------          -------
Cash flows from financing activities:
Net proceeds from issuance of Class A, C and E preferred stock ..................              --               --           15,165
Net proceeds from issuance of Class A common stock ..............................           8,725               --           49,772
Proceeds from issuance of Class A common stock in
           connection with the exercise and purchase of warrants and options ....              10            2,656            8,062
Issuance of shares to employee benefit plans ....................................             431              570               --
Proceed from issuance of convertible notes, net .................................          14,110           96,139               --
Payments under capital lease obligations ........................................          (5,137)          (8,415)          (2,522)
Proceeds from notes payable .....................................................           2,441               --               --
Principal payments of notes payable .............................................          (3,870)          (4,825)              --
Payments under domain asset purchase obligations ................................              --             (452)            (160)
                                                                                          -------          -------          -------

Net cash provided by financing activities .......................................          16,710           85,673           70,317
                                                                                          -------          -------          -------

Effect of foreign exchange rate changes on cash and cash equivalents ............             (34)              (3)              --
Net (decrease) increase in cash and cash equivalents ............................          12,066           (3,420)          28,456
Cash (used in) discontinued operation ...........................................          (3,119)         (29,119)              --
Cash and cash equivalents at beginning of the year ..............................           4,331           36,870            8,414
                                                                                          -------          -------          -------

Cash and cash equivalents at the end of the year ................................         $13,278          $ 4,331          $36,870
                                                                                          =======          =======          =======

Supplemental disclosure of non-cash information:

             During the years ended December 31, 2001, 2000 and 1999, the Company paid approximately $6.5 million, $6.7 million and $751 thousand, respectively, for interest. Through the issuance of 294,533 shares of Class A common stock, the Company paid approximately $640,000 in interest for the year ended December 31, 2001.

             During the year ended December 31, 2001, the Company issued 1,420,400 shares of its Class A common stock to minority shareholders valued at approximately $6.1 million in exchange for India.com preferred stock.

             During the year ended December 31, 2001, the Company issued 682,234 shares of its Class A common stock valued at approximately $4.4 million in connection with certain settlement obligations.

             During the year ended December 31, 2001, the Company issued 196,604 shares of its Class A common stock valued at approximately $1.2 million in settlement of vendor obligations.

             Non-cash investing activities:

             During the year ended December 31, 2001 and 2000, the Company issued 22,222 and 16,523 shares, respectively, of its Class A common stock in connection with certain investments. These transactions resulted in a non-cash investing activities of $.4 million and $14.0 million, respectively (see Note 6). During the year ended December 31, 2001 and 2000, the Company issued 1,896,218 and 1,259,035 shares, respectively, of its Class A common stock plus stock options in connection with certain acquisitions. These transactions resulted in non-cash investing activities of $31.1 million and $249.2 million, respectively (see Note 2). During the year ended December 31, 2000 and 1999, the Company purchased an equity interest in an Internet company by issuing 25,505 shares and 8,008 shares of Class A common stock. These transactions resulted in non-cash investing activities of $ $1.5 million and $2.0 million, respectively. During the year ended December 31, 2000, the Company issued 31,644 shares of its Class A common stock in exchange for software and licenses. These transactions resulted in non-cash investing activities of approximately $2.4 million. During the year ended December 31, 1999 and 1998, the Company issued 313,032 shares and 183,116 shares of its Class A common stock in connection with some of its EasyLink partner agreements and vendor services. These transactions resulted in a non-cash investing activity of approximately $21 million and $7.2 million, respectively. During the years ended December 31, 2000 and 1999 the Company purchased domain assets with 1,375 and 50,857 shares of Class A common stock, respectively. These transactions resulted in a non-cash investing activity of $117 thousand and $5.2 million, respectively.

             Non-cash financing activities:

             During the year ended December 31, 2001, the Company issued 2,810,937 in connection with its debt restructuring. This resulted in non-cash financing activities of $17.1 million (see Note 7). The Company entered into various capital leases for computer equipment. These capital lease obligations resulted in non-cash financing activities aggregating $0.2 million, $16.7 million and $22.3 million for the years ended December 31, 2001, 2000, and 1999, respectively. The Company is obligated under various agreements to purchase domain assets. These obligations resulted in non-cash financing activities aggregating $350 thousand for the year ended December 31, 1999.

See accompanying notes to consolidated financial statements.

                          EasyLink Services Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2001 and 2000

(1) Summary of Operations and Significant Accounting Policies

(a) Summary of Operations

On April 2, 2001, the Company changed its name to EasyLink Services Corporation. The Company offers a broad range of information exchange services to businesses and service providers, including transaction delivery services such as electronic data interchange or "EDI," telex, desktop fax, broadcast and production messaging services; managed e-mail and groupware hosting services; and services that protect corporate e-mail systems such as virus protection, spam control and content filtering services.

Until March 30, 2001, the Company also offered advertising services and consumer e-mail services to Web sites, ISP's and direct to consumers through its web site www.mail.com. On October 26, 2000, the Company announced its intention to sell its advertising network business and stated that it will focus exclusively on its established outsourced messaging business. The Company also announced that as a result of its decision to focus on its outsourced messaging business, it was streamlining the organization, taking advantage of lower cost areas and further integrating its technological and operational infrastructures. On March 30, 2001, the Company completed the sale of its advertising network and consumer e-mail business to Net2Phone. See Note 4 for additional information.

In March 2000, EasyLink formed WORLD.com to develop the Company's extensive portfolio of domain names into major Web properties, such as Asia.com and India.com, which served the business-to-business and business-to-consumer marketplace. Through its subsidiaries, WORLD.com generated revenues primarily from sales of information technology products, system integration and website development for other companies, advertising related sales and commissions earned from booking travel arrangements. On November 2, 2000, the Company announced that it would sell all assets not related to its core outsourced messaging business, including its Asia.com Inc., and India.com Inc. subsidiaries, and its portfolio of category-defining domain names. On May 3, 2001, Asia.com, Inc. sold its business to an investor group. In October 2001, the Company sold 90% of a subsidiary of India.com, Inc. and the Company has ceased conducting its portal business. Accordingly, the results of World.com and its subsidiaries have been restated as discontinued operations in our consolidated financial statements for all periods presented. See Notes 1(c) and 9 for additional information.

(b) Consolidated Results Of Operations and Management's Plan.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. To date, the Company has suffered recurring losses from operations since inception and has a working capital deficiency that raise substantial doubt about its ability to continue as a going concern. As shown in the accompanying consolidated financial statements, the Company incurred net losses of $206.3 million, $229.5 million and $47.0 million, respectively, for the three-year period ended December 31, 2001, and has an accumulated deficit of $513.4 million and $307.1 million, respectively, as of December 31, 2001 and 2000. The Company believes that it may not need additional financing to meet cash requirements for its operations. However, if the Company is unable to generate sufficient cash flow or raise additional financing, the Company may be unable to continue as a going concern.

The accompanying consolidated financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management believes the Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, and ultimately to achieve profitable operations. Throughout 2001, management believes it has improved the Company's operations and liquidity through a variety of actions, including the acquisition and integration of STI/EasyLink Services, a reduction of its workforce, the sale or closure of all of its World.com businesses, and the sale of its advertising network. In addition, management raised over $20 million in cash financing during 2001. Management is continuing the process of further reducing operating costs and increasing its sales efforts. There can be no assurance that the Company will be successful in these efforts.

(c) Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned or majority-owned subsidiaries from the dates of acquisition. All other investments the Company does not have the ability to control or exercise significant influence are accounted for under the cost method. The interest of shareholders other than those of EasyLink is recorded as minority interest in the accompanying consolidated statements of operations and consolidated balance sheets. When losses applicable to minority interest holders in a subsidiary exceed the minority interest in the equity capital of the subsidiary, these losses are included in the Company's results, as the minority interest holder has no obligation to provide further financing to the subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

WORLD.com, a wholly owned subsidiary, and its majority-owned subsidiaries have been reflected as discontinued operations and prior year amounts have been reclassified to reflect such treatment (See Note 9).

Effective January 23, 2002, the Company authorized and implemented a 10-for-1 reverse stock split of all issued and outstanding stock. Accordingly, all issued and outstanding share and per share amounts in the accompanying consolidated financial statements have been retroactively restated to reflect the reverse stock split.

(d) Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. These estimates and assumptions relate to the estimates of collectibility of accounts receivable, the realization of goodwill and other intangibles, accruals and other factors. Actual results could differ from those estimates.

(e) Cash and Cash Equivalents

The Company considers all highly liquid securities, with original maturities of three months or less when acquired, to be cash equivalents.

(f) Marketable Securities

Marketable securities consist of available-for-sale securities, which are carried at fair value, with the changes in fair value reported in accumulated other comprehensive loss. Realized gains and losses (including declines in value judged to be other than temporary) as well as the amortization of premiums and accretion of discounts are included within other income (expenses). The specific identification method is used to determine the cost of securities sold. Investments that are publicly traded are treated as available-for-sale and are available to support current operations or to take advantage of other investment opportunities and are stated at their fair value based upon publicly available market quotes. Unrealized gains and losses are computed on the basis of specific identification and are included within accumulated other comprehensive loss in stockholders' equity (deficit). At December 31, 2001 and 2000, the Company had marketable securities at a fair value of $0 and $12,595, respectively, and an unrealized holding gain of $0 and $62, respectively, which was included in accumulated other comprehensive loss.

(g) Letter of Credit and Restricted Investment

At December 31, 2001 and 2000, the Company maintained approximately $0.3 million and $1.7 million, respectively, in letters of credit ("LC") with various parties, which are included in restricted investments in the accompanying consolidated balance sheet. One LC approximating $1.1 million, including reinvested interest, was with a bank to secure obligations under an office space lease. The Company was required to maintain a $1 million balance on deposit with the bank in an interest bearing account. The other LCs, which also require a cash deposit, are related to the leasing of telecommunications equipment and for consulting services. Through December 31, 2000, there were no drawings under the LC. During 2001, the lessor of the office space had drawn the entire $1.1 million LC in lieu of rental payments.

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

(i) Domain Assets Held For Sale and Registration Fees

A domain name is the part of an email address that comes after the @ sign (for example, if membername@mail.com is the email address then "mail.com" is the domain name). Domain assets represent the purchase of domain names and are amortized using the straight-line method over their economic useful lives, which had been estimated to be five years. During the first quarter of 2001, the e-mail addresses for many of the domain names were sold to Net2Phone as part of the sale of the advertising network (see Note 4). The net carrying value of these assets at the time of sale was approximately $2.3 million.

All domain assets are classified as held for sale at December 31, 2001 and are no longer being amortized.

(j) Investments

Investments in which the Company owns less than 20% of a company's stock and does not have the ability to exercise significant influence are accounted for on the cost basis. Such investments are stated at the lower of cost or market value and are included in other non current assets on the balance sheet. The equity method of accounting is used for companies and other investments in which the Company has significant influence; generally this represents common stock ownership of at least 20% but not more than 50%. Under the equity method, the Company's proportionate share of each investee's operating losses and amortization of the investor's net excess investment over its equity in each investee's net assets is included in loss on equity investments within the Statement of Operations. These investments are included in other non current assets on the Balance Sheet. The Company assesses the need to record impairment losses on investments and records such losses when the impairment is determined to be other-than-temporary. These losses are included in other income (expense) in the Statement of Operations.

(k) Accounting for Impairment of Long-Lived and Intangible Assets

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

(l) Intangible Assets

Intangible assets include goodwill, trademarks, customer lists, technology and other intangibles. Goodwill represents the excess of the purchase price of acquired businesses over the estimated fair value of the tangible and identifiable intangible net assets acquired. Amortization is recorded using the straight-line method over periods ranging from three to five years. Trademarks and customer lists are being amortized on a straight-line basis over ten years. Technology is being amortized on a straight-line basis over its estimated useful lives from three to five years.

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

(n) Revenue Recognition

The Company's business messaging services include message delivery services such as electronic data interchange or "EDI," telex, desktop fax, broadcast and production messaging services; managed e-mail and groupware hosting services; services that help protect corporate e-mail systems such as virus protection, spam control and content filtering services, and professional messaging services and support. The Company derives revenues monthly per-message and usage-based charges for our message delivery services; from monthly per-user or per-message fees for managed e-mail and groupware hosting and virus protection, spam control and content filtering services, and license and consulting fees for our professional services. Revenue from e-mail and groupware hosting services, virus protection, spam control and content filtering services, message delivery services and professional services is recognized as the services are performed.

Facsimile license revenue is recognized over the average estimated customer life of 3 years. The Company also licenses software under noncancellable license agreements. License fee revenues are recognized when a noncancellable license fee is in force, the product has been delivered and accepted, the license fee is fixed, vendor specific objective evidence exists for the undelivered element and collectibility is reasonably assured. Maintenance and support revenues are deferred and recognized ratably over the term of the related agreements. The Company also may host the software if requested by the customer. The customer has the option to decide who hosts the application. If the Company provides the hosting, revenue from hosting is ratably recognized over the hosting periods. Pursuant to Emerging Issues Task Force 00-3, "Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software on Another Entity's Hardware", because the customer has the option of hosting the software itself or contracting with an unrelated third party to host the software, the hosting fee is ratably recognized over the hosting period in accordance with the respective accounting guidance.

The Company also enters into supplier arrangements providing bulk messaging services, at a fixed price and minimum quantity to certain customers for a specified period of time. Revenues earned under such arrangements are recognized over the term of the arrangement assuming collection of the resultant receivable is probable.

Prior to the sale of the Advertising Network Business on March 30, 2001 (see
Note 4), advertising revenues were derived principally from the sale of banner advertisements. Revenue on banner advertisements was recognized ratably as the advertisements or respective impressions were delivered either on a "cost per thousand" or "cost per action" basis. Revenue on upfront placement fees and promotions was deferred and recognized over the term of the corresponding agreement.

The Company also traded advertisements on its Web properties in exchange for advertisements on the Internet sites of other companies as part of the ad network business. Barter revenues and expenses were recorded at the fair market value of services provided or received; whichever is more determinable in the circumstances. Revenue from barter transactions were recognized as income when advertisements were delivered on the Company's Web properties. Barter expense was recognized when the Company's advertisements are run on other companies' Web sites, which is typically in the same period when barter revenue was recognized. If the advertising impressions were received from the customer prior to the Company delivering the agreed-upon advertising impressions, a liability was recorded, and if the Company delivered the advertising impressions to the other companies' Web sites prior to receiving the agreed-upon advertising impressions, a prepaid expense was recorded. At December 31, 2001, 2000 and 1999, the Company recorded a liability of approximately $0, $0 and $27,000, respectively, for barter advertising to be delivered. Barter revenues, which are a component of advertising revenue, amounted to $0.6 million, $1.6 million and $0.4 million for the years ended December 31, 2001, 2000 and 1999, respectively. For the years ended December 31, 2001, 2000 and 1999, barter expenses, which is a component of cost of revenues, were approximately $0.6 million, $1.6 million and $0.4 million, respectively.

The advertising network subscription services are deferred and recognized ratably over the term of the subscription periods of one, two and five years as well as eight years for its lifetime subscriptions. Commencing March 10, 1999, the Company no longer offered lifetime memberships and only offers monthly and annual subscriptions. The eight-year amortization period for lifetime subscriptions is based on the weighted-average expected usage period of a lifetime member. The Company offers 30-day trial periods for certain subscription services. The Company only recognizes revenue after the 30-day trial period expires. Deferred revenues principally consist of subscription fees received from members for use of the Company's premium email services. The Company is obligated to provide any enhancements or upgrades it develops and other support in accordance with the terms of the applicable Mail.com Partner agreements. The Company provides an allowance for credit card chargebacks and refunds on its subscription services based upon historical experience. The Company provides pro rated refunds and chargebacks to subscription members who elect to discontinue their service. The actual amount of refunds and chargebacks approximated management's expectations for all periods presented. Deferred revenue represents payments that have been received in advance of the services being performed.

Other revenues includes revenues from the sale of domain names, which are recognized at the time when the ownership of the domain name is transferred provided that no significant Company obligation remains and collection of the resulting receivable is probable. To date, such revenues have not been material.

(o) Product Development Costs

Product development costs consist primarily of personnel and consultants' time and expense to research, conceptualize, and test product launches and enhancements to e-mail products on our partners' and our email web sites.

(p) Sales and Marketing Costs

The primary component of sales and marketing expenses are salaries and commissions for sales, marketing, and business development personnel. The Company expenses the cost of advertising and promoting its services as incurred.

The Company has entered into certain partner agreements whereby the Company compensates its partners based upon a percentage of net revenues generated by the Company on its partners' email Web sites. The Company's partner payments are included as a component of sales and marketing expenses in the same period the revenues are recorded.

(q) Financial Instruments and Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash, cash equivalents, restricted investments, marketable securities, accounts receivable, notes payable and convertible notes payable. At December 31, 2001 and December 31, 2000, the fair value of cash, cash equivalents, restricted investments, marketable securities and accounts receivable approximated their financial statement carrying amount because of the short-term maturity of these instruments. The recorded values of notes payable and convertible notes payable approximate their fair values, as interest approximates market rates with the exception of the Convertible Subordinated Notes payable with a carrying value of $24.1 million, which has an estimated fair value of $6.6 million at December 31, 2001 based upon quoted market prices.

Credit is extended to customers based on the evaluation of their financial condition and collateral is not required. The Company performs ongoing credit assessments of its customers and maintains an allowance for doubtful accounts. One customer accounted for 10% of the accounts receivable at December 31, 2000. Subsequent to December 31, 2000, that customer was acquired by the Company (see
Note 2). No single customer exceeded 10% of either total revenues or accounts receivable in 2001 or 1999. Revenues from the Company's five largest customers accounted for an aggregate of 3%, 8% and 23% of the Company's total revenues in 2001, 2000 and 1999, respectively.

(r) Stock-Based Compensation Plans

The Company accounts for its stock compensation plans under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." As permitted by SFAS No. 123, the Company measures compensation cost in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, no accounting recognition is given to stock options granted at fair market value until they are exercised. Upon exercise, net proceeds, including tax benefits realized, are credited to equity. The Company also provides proforma net earnings (loss) disclosures for employee stock option grants as if the fair value based method defined in SFAS No. 123 had been applied (see Note
16).

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

Diluted net loss per common share for the years ended December 31, 2001, 2000 and 1999, does not include the effects of employee options to purchase 1,855,781, 1,334,429 and 977,695 shares of common stock, respectively, 1,843,982, 22,687 and 121,890 common stock warrants, respectively, as their inclusion would be antidilutive. Similarly, the computation of diluted net loss per common share for 2001 excludes the effect of shares issuable upon the conversion of any outstanding Convertible Notes at December 31.

(t) Computer Software

Capitalized computer software is recorded in accordance with the American Institute of Certified Public Accountants Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" and is depreciated using the straight-line method over the estimated useful life of the software, generally 3 years. SOP 98-1 provides guidance for determining whether computer software is internal-use software and guidance on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. The Company adopted SOP 98-1 in 1999 and it did not have a significant impact on the Company's 1999 financial statements.

(u) Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("Statement 141"), and Statement No. 142, "Goodwill and Other Intangible Assets" ("Statement 142"). Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Financial Accounting Standards Board No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("Statement 121").

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

As of January 1, 2002, the date of adoption, the Company had unamortized goodwill and other intangible assets in the amount of $107.9 million, which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill and other intangible assets of continuing operations was $52.1 million and $40.0 million for the year ended December 31, 2001 and 2000, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

In June 2001, Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("Statement 143") was issued. Statement 143 addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated retirement costs that result from the acquisition, construction, or development and normal operation of a long-lived asset. Upon initial recognition of a liability for an asset retirement obligation, Statement 143 requires in increase in the carrying amount of the related long-lived asset. The asset retirement cost is subsequently allocated to expense using a systematic and rational method over the asset's useful life. Statement 143 is effective for fiscal years beginning after June 15, 2002. The adoption of this statement is not expected to have a material impact on the Company's financial position or results of operations.

In August 2001, Statement of Financial Accounting Standards 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("Statement 144"), which supersedes both Statement 121, and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("Opinion 30"), for the disposal of a segment of a business (as previously defined in that Opinion). Statement 144 retains the fundamental provisions in Statement 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with Statement 121. For example, Statement 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. Statement 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike Statement 121, an impairment assessment under Statement 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under Statement 142, Goodwill and Other Intangible Assets.

The Company is required to adopt Statement 144 no later than the year beginning after December 15, 2001. Management does not expect the adoption of Statement 144 for long-lived assets held for use to have a material impact on the Company's financial statements because the impairment assessment under Statement 144 is largely unchanged from Statement 121. The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. The Company is currently evaluating the effect, if any, that adoption of Statement 144 will have on the Company's financial position and results of operations.

(v) Foreign Currency

The functional currencies of the Company's foreign subsidiaries are their respective local currencies. The financial statements are maintained in local currencies and are translated to United States dollars using period-end rates of exchange for assets and liabilities and average rates during the period for revenues, cost of revenues and expenses. Translation gains and losses are included in accumulated other comprehensive loss as a separate component of stockholders' equity (deficit). Net gains and losses from foreign currency transactions are included in the 2001 and 2000 consolidated statements of operations and were not significant.

(2) Acquisitions

GN Comtext

During July 2001, the Company acquired the assets of GN Comtext ("GN") for $1. Additionally, the Company received a $1.1 million unsecured interest free loan from the former parent company of GN, GN Store Nord A/S, which was paid in the fourth quarter of 2001, and received approximately $175,000 for transition services which were recorded as a reimbursement of costs during the third quarter of 2001 and will collect and retain a percentage of certain accounts receivable collected on behalf of GN. This loan was paid in December 2001. GN offers value-added messaging services to over 3,000 customers ranging from small business to multi-national companies around the world. The excess of fair market value of the assets acquired and the liabilities assumed over the purchase price resulted in negative goodwill of $782,000 which was recognized as an extraordinary gain during the quarter ended September 30, 2001 in accordance with FASB Statement No. 141.

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

STI together with its newly acquired EasyLink Services business is a global provider of transaction delivery services such as electronic data interchange, e-mail, fax and telex.

At the closing of the acquisition by STI of the EasyLink Services business from AT&T, the Company advanced $14 million to STI in the form of a loan, the proceeds of which were used to fund part of the $15 million cash portion of the purchase price to AT&T. Upon the closing of the acquisition of STI, the Company assumed a $35 million note issued by STI to AT&T. The $35 million note was secured by the assets of STI, including the EasyLink Services business, and the shares of EasyLink Class A common stock issued to the sole shareholder in the merger. The AT&T note was payable in equal monthly installments over four years, bearing interest at the rate of 10% per annum for the first six months of the note. Thereafter the rate was to be adjusted every six months equal to 1% plus the prime rate as listed in the Wall Street Journal on such date of adjustment. AT&T subsequently entered into an agreement with the Company to restructure the note. On November 27, 2001, the note was converted into a package of securities consisting of a promissory note in the principal amount of $10 million, 1 million shares of Class A common stock and warrants to purchase 1 million shares of Class A common stock. The warrants have an exercise price equal to $6.10 per share, subject to adjustment. See Note (7) Notes Payable for a description of the restructuring, the promissory note and the warrants.

Upon the closing of the acquisition of STI, the Company paid to the sole shareholder of STI $835,000 in cash and issued an unsecured note for $9,188,000 and 1,876,618 shares of EasyLink Class A common stock, valued at $30.8 million, as consideration for the acquisition of STI. The value of the common stock issued to STI is based on the average market price of EasyLink's common stock, as quoted on the Nasdaq national market, for the two days immediately prior to, the day of, and the two days immediately after the announcement of the transaction on February 8, 2001. The $9,188,000 note was payable in four equal semi-annual installments over two years and may be prepaid in whole or in part at any time and from time to time without payment of premium or penalty. The note was non-interest bearing unless the Company fails to make a required payment within 30 days after the due date therefor. Thereafter, the note will bear interest at the rate of 1% per month. The note also contains certain customary covenants and events of default. The holder of the note subsequently entered into an agreement with the Company to restructure the note. On November 27, 2001, the note was converted into a package of securities consisting of a senior convertible note in the principal amount of approximately $2.68 million and has an initial conversion price equal to $10.00 per share, approximately 268,000 shares of Class A common stock and warrants to purchase approximately 268,000 shares of Class A common stock. The warrants have an exercise price equal to the average of the closing prices of the Company's Class A common stock over the 30 trading days ending two days before the closing of the restructuring of $6.10 per share. See Note (7) Notes Payable for a description of the restructuring, the senior convertible note and the warrants.

The cash portion of the merger consideration and the reimbursement of payments made by the sole shareholder of STI were funded out of EasyLink's available cash and from the proceeds received by the Company on January 8, 2001 from the issuance of $10.3 million of 10% Senior Convertible Notes due January 8, 2006.

The Company allocated a portion of the purchase price to the fair market value of the acquired assets and liabilities assumed of STI and the EasyLink Services business. The excess of the purchase price over the fair market value of the acquired assets and liabilities assumed of STI and the EasyLink Services business has been allocated to goodwill ($24 million), assembled workforce ($3 million), technology ($11 million), trademarks ($16 million) and customer lists ($11 million). Goodwill, trademarks and customer lists are being amortized over a period of 10 years, the expected estimated period of benefit, and assembled workforce and technology are being amortized over 5 years, the estimated period of benefit. The purchase price that was allocated was based upon the final outcome of the valuation and appraisals of the fair value of the acquired assets and assumed liabilities at the date of acquisition, as well as the identification and valuation of certain intangible assets such as customer lists, in-place workforce, technology and trademarks, etc. The fair value of the technology, assembled workforce, trademarks, customer lists and goodwill was determined by management using the excess earnings method, a risk-adjusted cost approach and the residual method, respectively. Amortization expense for the year ended December 31, 2001 was approximately $7 million.

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

In connection with the acquisition of STI, the Company entered into a conditional commitment to acquire Telecom International, Inc. ("TII"), which immediately prior to the acquisition of STI was an affiliate of the sole shareholder of STI. The purchase price for TII was originally negotiated at $117,646 in cash, a promissory note in the aggregate principal amount of approximately $1,294,000 and 267,059 shares of the Company's Class A common stock. In order to facilitate the Company's proposed debt restructuring and to reduce the Company's debt obligations and cash commitments, the former sole shareholder of STI and the Company agreed to modify the Company's commitments in respect of TII. In lieu of acquiring TII, the Company purchased certain assets owned by TII and assumed certain liabilities. As consideration, the Company issued 300,000 shares of Class A common stock valued at $1.9 million as the sole purchase price. As a result of this transaction, the Company recorded an extraordinary loss on the extinguishment of this committment of $2.4 million.

As part of the transaction with STI, we also entered into a conditional commitment to acquire the 25% minority interests in two STI subsidiaries for $47,059 in cash, promissory notes in the aggregate principal amount of approximately $517,647 and 106,826 shares of Class A Common Stock. This transaction is subject to certain conditions, including satisfactory completion of due diligence, receipt of regulatory approvals and other customary conditions.

NetMoves

On February 8, 2000, the Company acquired NetMoves Corporation ("NetMoves") for approximately $168.3 million including acquisition costs. Pursuant to the merger, NetMoves stockholders received 0.0385336 of a share of EasyLink's Class A common stock for each issued and outstanding share of NetMoves common stock. The consideration payable in connection with the acquisition of NetMoves consisted of the following:

         635,448 shares of Class A common stock valued at approximately $145.7 million based upon the average trading price before and after the date the agreement was signed and announced (December 13, 1999) at $229.60 per share;

         The assumption by of options to purchase shares of NetMoves' common stock, par value of $.01 per share, exchanged for options to purchase approximately .1 million shares of Class A common stock. The options were valued at approximately $19.4 million based on the Black-Scholes pricing model with a 111% volatility factor, a weighted average term of
         4.75 years, an exercise price of $66.90 per share and a fair value of $229.60 per share. Such options have an aggregate exercise price of approximately $6.6 million.

         The assumption by EasyLink of warrants to purchase shares of NetMoves' common stock, par value of $.01 per share, exchanged for warrants to purchase approximately 5,800 shares of Class A common stock. The warrants were valued at approximately $1.1 million based on the Black-Scholes pricing model with a 111% volatility factor, a weighted average term of 10 years, an exercise price of $8.64 per share and a fair value of $229.60 per share. Such warrants have an aggregate exercise price of approximately $496,000; and

         Acquisition costs of approximately $2.1 million related to the merger.

The acquisition has been accounted for using the purchase method of accounting and a portion of the purchase price was allocated to the fair market value of the acquired assets and assumed liabilities of NetMoves as of February 8, 2000. The excess of the purchase price over the fair market value of the acquired assets and assumed liabilities of NetMoves has been allocated to goodwill ($147.1 million), assembled employee workforce ($3.1 million) and technology ($5.5 million). Goodwill is being amortized over a period of 5 years; the expected estimated period of benefit, and assembled employee workforce and technology are being amortized over a period of 3 years, the expected estimated period of benefit. The fair value of the technology, assembled workforce and goodwill was determined by management using the excess earnings method, a risk-adjusted cost approach and the residual method, respectively.

In performing the purchase price allocation, the Company considered, among other factors, the attrition rate of the active users of the technology at the date of acquisition and the research and development projects in-process at the date of acquisition. With regard to the in-process research and development projects, the Company considered, among other factors, the stage of development of each project at the time of acquisition, the importance of each project to the overall development plan, and the projected incremental cash flows from the projects when completed and any associated risks. Associated risks included the inherent difficulties and uncertainties in completing each project and thereby achieving technological feasibility and risks related to the impact of potential changes in future target markets.

Approximately $7.7 million of the purchase price of NetMoves was allocated to in-process technology based upon a management determination that the new versions of the various fax technologies acquired from NetMoves had not been developed into the platform required by the Company as of the acquisition date. The fair value of acquired existing and in-process technologies was determined by management using a risk-adjusted income valuation approach with a discount rate of approximately 30%. As a result, the Company was required to expend significant capital expenditures to successfully integrate and develop the new versions of various fax technologies, for which there was considerable risk that such technologies would not be successfully developed, and if such technologies were not successfully developed, there would be no alternative use for the technologies. The various fax technologies are enabling technologies for fax communications and include message management and reporting. Accordingly, on the date of acquisition, the Company's statements of operations reflected a write-off of the amount of the purchase price allocated to in-process technology of approximately $7.7 million.

Two projects were allocated to in-process technology: FaxMailer and Production Fax. FaxMailer is an email based Internet fax service that enables the user to send a fax from their PC to the recipient's fax number. Production Fax allows users to fax documents using SMTP, SNA, RJE, FTP or other standard protocols, without any additional software, hardware or changes to existing systems or networks. The $7.7 million referred to above represents the portion of purchase price allocated to these two projects. These projects, or in-process technology, were 83% complete at the date of acquisition. The percentage of completion was determined by the quotient of the (i) costs incurred to date divided by (ii) the total development costs for the new technologies.

In addition to the rollover of existing options contemplated by the merger agreement, NetMoves' former President, Chief Executive Officer and Chairman of the board of directors, as an employee of EasyLink received 23,120 options on February 8, 2000 to purchase Class A common stock with an exercise price equal to $175.00 per share, the then fair value of EasyLink's Class A common stock. All such options were issued immediately after the NetMoves acquisition.

NetMoves Impairment Charge

EasyLink continually evaluates the carrying value of its long-lived assets. If it is determined that the carrying value may require adjustment and the estimated fair value of the asset is less than its recorded amount, an impairment charge is recorded. During the fourth quarter of 2001, the Company determined that the carrying values of certain of its long-lived assets required adjustment. The long-lived asset impairment charges of $60 million recorded in the fourth quarter related to goodwill associated with the Company's fiscal 2000 acquisition of NetMoves and reduced the goodwill net book value to $17 million. NetMoves had experienced declines in operating and financial metrics over the previous several quarters in comparison to the metrics forecasted at the time of its respective acquisition. The amount of the impairment charge was determined by comparing the carrying value of goodwill to fair value at December 31, 2001, in accordance with the Company's formal impairment policy which is further described in Note 1.

Messaging Acquisitions

During the third quarter of 2000, the Company acquired two companies by issuing 71,020 shares of Class A common stock valued at approximately $4.3 million based upon the Company's average trading price at the date of acquisition. The excess of the purchase price over the fair market value of the assets acquired and liabilities assumed has been allocated to goodwill and is being amortized over a period of three years, the expected period of benefit. These acquisitions were accounted for as a purchase business combination. During the second quarter of 2001, approximately $826,000 of goodwill was written off as management determined that the carrying value of the goodwill associated with one of these acquisitions had become permanently impaired. After giving effect to the write-off, the net goodwill balance attributable to that acquisition was reduced to $0.

The following unaudited pro-forma consolidated amounts give effect to the 2001 and 2000 acquisitions as if they had occurred on January 1, 2000, by consolidating their results of operations with the results of the Company for the years ended December 31, 2001 and 2000. The unaudited pro-forma consolidated results are not necessarily indicative of the operating results that would have been achieved had the transactions been in effect as of the beginning of the periods presented and should not be construed as being representative of future operating results. The pro forma basic and diluted net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding. Diluted net loss per share equals basic net loss per share, as common stock equivalents are anti-dilutive for all pro forma periods presented.

                                                              December 31,
                                                       ------------------------
(In thousands, except per share amounts)                 2001            2000
                                                       ---------      ---------

Revenues .........................................     $ 150,465      $ 226,195
Loss from continuing operations ..................     $(195,307)     $(171,375)
Loss from discontinued operations ................     $ (63,027)     $ (70,624)
Extraordinary gains ..............................     $  47,889             --
Net loss attributable to common stockholders .....     $(210,445)     $(241,999)
Basic and diluted net loss per common share:
Loss from continuing operations ..................     $  (20.06)     $  (22.14)
Loss from discontinued operations ................         (6.47)         (9.13)
Extraordinary gain ...............................          4.91             --
Net loss .........................................     $  (21.62)     $  (31.27)
Weighted average shares used in net loss
per common share calculation (1) .................         9,734          7,739

         (1) The Company computes net loss per share in accordance with provisions of SFAS No. 128, "Earnings per Share." Basic net loss per share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period. The calculation of the weighted average number of shares outstanding assumes that 2,601,628 shares of EasyLink's common stock issued in connection with its acquisitions were outstanding for the entire period or date of inception, if later. The weighted average common shares used to compute pro forma basic net loss per share includes the actual weighted average common shares outstanding for the periods presented, respectively, plus the common shares issued in connection with the 2001 and 2000 acquisitions from January 1, 2000 or date of inception if later. Diluted net loss per share is equal to basic net loss per share as common stock issuable upon exercise of the Company's employee stock options and upon exercise of outstanding warrants are not included because they are antidilutive. In future periods, the weighted-average shares used to compute diluted earnings per share will include the incremental shares of common stock relating to outstanding options and warrants to the extent such incremental shares are dilutive.

(3) Other Acquisition Related Events

Allegro

The Company acquired The Allegro Group, Inc. ("Allegro"), for approximately $20.4 million including acquisition costs pursuant to the terms of an Agreement and Plan of Merger dated August 20, 1999 (the "Merger Agreement"), among EasyLink, AG Acquisition Corp., a wholly-owned subsidiary of the Company ("Acquisition Corp."), Allegro and the shareholders of Allegro. Pursuant to the terms of the Merger Agreement, Allegro merged with and into Acquisition Corp. and became a wholly owned subsidiary of the Company. The acquisition was accounted for as a purchase business combination. The consideration payable in connection with the acquisition of Allegro consisted of the following: approximately $3.2 million in cash and 110,297 shares of Class A common stock valued at approximately $17.1 million. The Company also incurred acquisition costs of approximately $150,000. In addition, one-time signing bonuses of $800,000, which is included in the operating expenses in the statement of operations, were paid to employees of Allegro who were not shareholders of Allegro, pursuant to employment agreements entered into with them upon the closing date. In connection with their employment agreements with the Company, EasyLink also granted options to Allegro employees to purchase approximately 62,500 shares of Class A common stock at an exercise price of $160.00 per share, the then fair value. These options vest quarterly over four years subject to continued employment.

The Company was obligated to pay additional consideration (the "Contingent Consideration") upon completion of its audited financial statements for the year ended December 31, 2000 based on the achievement of certain performance standards for such year. The Contingent Consideration was up to $3.2 million payable in cash, additional bonus payments up to $800,000, and up to $16.0 million payable in shares of Class A common stock based on the market value of such stock at the time of payment (but such market value shall be deemed to be not less than $80.00 per share). On November 2, 2000, the Company settled its contingent consideration obligation with Allegro. The Company paid to the former shareholders of Allegro 28,319 shares of Class A common stock valued at $139,000 on December 31, 2001 pursuant to this settlement. At the time the consideration became issuable, the Company adjusted the purchase price and reflected additional goodwill, and has ratably amortized such costs over the remaining life of the goodwill.

The consideration payable was determined as a result of negotiations between the Company and Allegro. The number of shares of Class A common stock issued to Allegro shareholders, was determined based on the exchange rate of 277.05561 shares of Class A common stock for each share of Allegro common stock. Funds paid in connection with the acquisition of Allegro were provided from cash on hand.

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

The Company's 1999 consolidated statement of operations reflects a write-off of the amount of the purchase price allocated to acquired in-process technology of $900,000. The valuation of the write-off of acquired in-process technology was based on management's determination that the new versions of MailZone technology acquired from Allegro had not been developed into the platform required by the Company at the date of acquisition.

Lansoft U.S.A.

In December 1999, the Company acquired Lansoft U.S.A. ("Lansoft"), a provider of email management, e-commerce and Web hosting services to businesses. The acquisition had been accounted for as a purchase business combination. The Company issued 15,201 shares of Class A common stock valued at approximately $2.7 million, which approximated the value allocated to goodwill and other intangible assets. The value was determined by using the average of the Company's Class A common stock surrounding the closing date, which occurred simultaneously with the announcement date. Such amount was amortized over a period of three years, the expected period of benefit. In addition, the Board of Directors approved the Lansoft Stock Option Plan, providing for the issuance of 10,000 non-qualified stock options at an exercise price of $170.60 per share to selected employees of Lansoft. All such options were issued immediately after the consummation of the Lansoft acquisition.

The Company was obligated to issue up to 37,500 shares of Class A common stock as additional consideration to the sellers of Lansoft based upon the achievement of certain revenue targets in calendar year 2000. In settlement of this obligation, the Company issued 25,000 shares to the sellers of Lansoft valued at approximately $100,000. At the time the consideration became issuable, the Company adjusted the purchase price and reflected additional goodwill, and has ratably amortized such costs over the remaining life of the goodwill.

TCOM

On October 18, 1999, the Company acquired TCOM, Inc. ("TCOM"), a software technology development firm, specializing in the design of carrier class applications for the telecommunications and computer telephony industries. The Company was not continuing the business operations of TCOM but made the acquisition in order to obtain technology and development resources. The acquisition had been accounted for an acquisition of assets. The Company paid $2 million in cash and issued 43,983 shares of Class A common stock valued at approximately $6.1 million. In addition, the Company paid to the former employees of TCOM bonuses totaling $400,000, payable in six-month installments after the closing date in the amounts of $74,000, $88,000, $116,000 and $122,000, provided such employees continue their employment through the applicable payment dates. As of December 31, 2001, the amount was fully repaid. The excess of the purchase price over the net book value of the assets acquired and assumed liabilities of TCOM of approximately $8.1 million has been allocated to other intangible assets (workforce). Such amounts will be ratably amortized over a period of three years, the expected period of benefit.

The Company was obligated to pay additional consideration to the sellers of TCOM based upon the achievement of certain objectives over an 18-month period. The additional consideration was to consist of up to $1.0 million payable in cash and up to $2.75 million payable in shares of Class A common stock based on the market value of such stock at the time of payment, although the market value would be deemed to be not less than $40.00 per share. On November 1, 2000, the Company settled its contingent consideration obligation with TCOM. The Company agreed to pay the former shareholders of TCOM a total of $3.75 million, comprised of a cash payment of $1 million and $2.75 million in Class A common stock, on April 18, 2001, determined based on the market price at that time, but not less than $40.00 per share. The Company adjusted the purchase price for the $1 million payment and is amortizing such costs over the remaining life of the other intangible assets, namely workforce.

During the first quarter of 2001, management determined that a portion of the carrying value of the other intangible assets associated with TCOM had become impaired due to the restructuring of the workforce that had generated those intangible assets upon acquisition in October 1999. As a result, an impairment charge of $4.3 million was recorded as part of the restructuring charge.

During the second quarter of 2001, the Company settled its remaining obligations relating to the contingent obligations owed to the former owners of TCOM by issuing 162,083 shares of its Class A common stock valued at approximately $1.3 million and paying cash of $300,000. The Company determined that the value of the other intangible assets, primarily workforce, had become further impaired due to the resignation of the remaining workforce, and accordingly recorded an additional impairment charge of approximately $1.3 million during the second quarter of 2001 as part of the restructuring charge. After giving effect to this write-off, the net goodwill balance was reduced to $0.

(4) Sale of Advertising Network

On March 30, 2001, the Company sold its advertising network to Net2Phone, Inc. Net2Phone paid the Company $3 million in cash upon the closing. The Company received an additional $500,000 in April 2001 based upon the achievement of certain milestones by the Company. The consideration paid to EasyLink was determined as a result of negotiations between Net2Phone, Inc. and EasyLink. In connection with the sale, the parties entered into a hosting agreement whereby the Company would receive payments for hosting the consumer mailboxes for a minimum of one year. As a result of the sale, the Company transferred net assets, including certain domain names and partner agreements (see Note 10), and liabilities related to the advertising network to Net2Phone, and recorded a loss on the sale of the advertising network of $1.8 million.

During the second quarter of 2001, the Company completed the migration of the hosting of these consumer mailboxes to a third party provider who is paid for this service. The hosting agreement was terminated as of September 30, 2001.

(5) Balance Sheet Components

Property and equipment, including equipment under capital leases, are stated at cost and are summarized as follows, in thousands:

                                                                December 31,
                                                            --------------------
                                                              2001        2000
                                                            --------    --------
Computer equipment and software, including
amounts related to capital leases of $5,175
and $40,444, respectively ..............................     $37,845     $59,270
Furniture and fixtures .................................         844         983
Web development ........................................         181         228
Leasehold improvements .................................         476         818
Construction in progress ...............................          --         209
                                                             -------     -------

          Subtotal .....................................      39,346      61,508

Less accumulated depreciation and amortization,
including amounts related to capital leases
of $3,118 and $14,286, respectively ....................      17,390      22,511
                                                             -------     -------

          Total ........................................     $21,956     $38,997
                                                             =======     =======

Domain assets consist of the following, in thousands:

                                                               December 31,
                                                            --------------------
                                                              2001        2000
                                                            --------    --------
Domain names ...........................................    $  2,424    $  4,741
Less accumulated amortization ..........................       2,210       1,977
                                                            --------    --------

Domain assets, net .....................................    $    214    $  2,764
                                                            ========    ========

Goodwill and other intangible assets consists of the following, in thousands:

                                                               December 31,
                                                            --------------------
                                                              2001        2000
                                                            --------    --------
Goodwill ...............................................    $187,859    $172,712
Other intangible assets ................................      13,230      25,499
                                                            --------    --------

                                                             201,089     198,211
Less accumulated amortization ..........................      93,152      43,407
                                                            --------    --------

Total ..................................................    $107,937    $154,804
                                                            ========    ========

Accrued expenses consist of the following, in thousands:

                                                               December 31,
                                                            --------------------
                                                              2001        2000
                                                            --------    --------
Carrier charges ........................................    $  9,887    $  2,300
Payroll and related costs ..............................       7,313       4,780
Sales/Use/VAT taxes payable ............................       2,832          85
Professional services, consulting fees and
    sales agents' commissions ..........................       2,801         709
Interest ...............................................       1,678       2,917
Software and hardware maintenance ......................         981          --
Advertising costs ......................................          --       5,654
Payments due to former owners of acquired companies ....         689       1,550
Payments due under partner contracts ...................          81       1,151
Other ..................................................       6,440       3,423
                                                            --------    --------

Total ..................................................    $ 32,702    $ 22,569
                                                            ========    ========

(6) Investments

The Company assesses the need to record impairment losses on investments and records such losses when the impairment of an investment is determined to be other-than-temporary.

On July 25, 2000, EasyLink entered into a strategic relationship with BulletN.net, Inc. The investment has been accounted for under the cost method of accounting, as EasyLink owns less than 20% of the outstanding stock of BulletN.net. As part of this agreement BulletN.net issued 666,667 shares of its common stock and a warrant to purchase up to 666,667 shares of BulletN.net common stock at $3.75 per share to EasyLink in exchange for 36,443 shares of EasyLink Class A common stock valued at approximately $3.1 million. The Company concluded that the carrying value of this cost-based investment was permanently impaired based on the achievement of business plan objectives and milestones and the fair value of the investment relative to its carrying value. During the first quarter of 2001, the Company recorded an impairment charge of $2.6 million due to an other-than-temporary decline in the value of this investment. This amount is included in impairment of investments within other income (expense) in the 2001 statement of operations. On March 1, 2001, in consideration of the exchange and cancellation of the 666,667 warrants and the waiver of certain anti-dilution rights, the Company received a new warrant to purchase 266,667 shares of BulletN.net common stock at $1 per share. As of December 31, 2001, the carrying value of this investment was $0.5 million.

During 1999, the Company acquired an equity interest in 3Cube, Inc. ("3Cube"), which was accounted for under the cost method. Under the agreement, the Company paid $1.0 million in cash and issued 8,008 of its Class A common stock, valued at approximately $2.0 million, in exchange for 307,444 shares of 3Cube convertible preferred stock which represents an equity interest of less than 20% of 3Cube. On June 30, 2000, the Company made an additional investment in 3Cube, Inc. by issuing 25,505 shares of Class A common stock valued at approximately $1.5 million in exchange for 50,411 shares of 3Cube Series C Preferred Stock. At December 31, 2000, EasyLink owned preferred stock of 3Cube, representing an ownership interest of 21% of the combined common and preferred stock outstanding of 3Cube, Inc. Accordingly, the Company now accounts for this investment under the equity method of accounting. The change from the cost method to the equity method of accounting resulted in a decrease of the carrying value of the investment by $2.1 million in 2000. In addition, as a result of sequential declines in operating results of 3Cube, management made an assessment of the carrying value of its equity investment and determined that it was in excess of its estimated fair value. Accordingly, in December 2000, EasyLink wrote down the value of its investment in 3Cube by $200,000 as it determined that the decline in its value was other-than-temporary. During the first quarter of 2001, the Company further reduced its investment in 3Cube by $59,000 to $2 million, representing the value the Company received in August 2001 upon the liquidation of its investment.

On April 17, 2000, in exchange for $500,000 in cash, the Company acquired certain source code technologies, trademarks and related contracts relating to the InTandem collaboration product ("InTandem") from IntraACTIVE, Inc., a Delaware corporation (now named Bantu, Inc., "Bantu"). On the same date, the Company also paid Bantu an upfront fee of $500,000 for further development and support of the InTandem product. On the same date, pursuant to a Common Stock Purchase Agreement, the Company acquired shares of common stock of Bantu representing approximately 4.6% of Bantu's outstanding capital stock in exchange for $1 million in cash and 46,296 shares of its Class A common stock, valued at approximately $3.6 million. Pursuant to the Common Stock Purchase Agreement, the Company also agreed to invest up to an additional $8 million in the form of shares of its Class A Common stock in Bantu in three separate increments of $4 million, $2 million and $2 million, respectively, based upon the achievement of certain milestones in exchange for additional shares of Bantu common stock representing 3.7%, 1.85% and 1.85%, respectively, of the outstanding common stock of Bantu as of April 17, 2000. The number of shares of the Company's Class A common stock issuable at each closing will be based on the greater of $90 per share and the average of the closing prices of the Company's Class A common stock over the five trading days prior to such closing date. In July 2000, the Company issued an additional 9,259 shares of its Class A common stock valued at approximately $590,000 to Bantu in accordance with a true-up provision in the Common Stock Purchase Agreement. In September 2000, the Company issued an additional 44,444 shares of its Class A common stock valued at approximately $2.9 million as payment for the achievement of a milestone indicated above. In January 2001, the Company issued an additional 22,222 shares of its Class A common stock valued at approximately $285,000 as payment for the achieved milestone indicated above. The Company accounts for this investment under the cost method. During the second quarter of 2001, management made an assessment of the carrying value of its investment, based upon an incremental investment made by a third party, and determined that the carrying value of this cost-based investment was permanently impaired as it was in excess of its estimated fair value. Accordingly, EasyLink wrote down the value of its investment in Bantu by $7.3 million as it determined that the decline in its value was other-than-temporary. As of December 31, 2001, the carrying value of this investment was $1.0 million.

On June 30, 2000, the Company received 35,714 shares of common stock of Onview.com valued at $125,000 as payment for the Company's advertising services. During the second quarter of 2001, the Company determined that the value of this investment had become permanently impaired and recorded an impairment charge of $125,000.

On July 25, 2000, the Company issued 10,222 shares of its Class A common stock valued at approximately $872,000 as an investment in Madison Avenue Technology Group, Inc. (CheetahMail). The investment has been accounted for under the cost method of accounting as the Company owns less than 20% of the outstanding stock of CheetahMail. In consideration thereof, the Company received 750,000 shares of Series B convertible preferred stock and a warrant to purchase 75,000 shares of common stock of CheetahMail. The Company transferred these shares of preferred stock and warrants to Net2Phone pursuant to the sale of the Company's Advertising Network.

(7) Notes Payable

7% Convertible Subordinated Notes

On January 26, 2000, the Company issued $100 million of 7% Convertible Subordinated Notes ("the Notes"). Interest on the Notes is payable on February 1 and August 1 of each year, beginning on August 1, 2000. The Notes are convertible by holders into shares of EasyLink Class A common stock at a conversion price of $189.50 per share (subject to adjustment in certain events) beginning 90 days following the issuance of the Notes.

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

In connection with the issuance of these Notes, the Company incurred approximately $3.8 million of debt issuance costs. Such costs have been capitalized and are being amortized ratably over the original term of the Notes. As a result of the exchange note agreements entered into in 2001 and discussed below, the Company recorded a charge of $2.2 million to reduce debt issuance costs relating to that portion of the notes that were exchanged. This charge has been netted against the extraordinary gain on exchange of convertible notes, included in the 2001 statements of operations.

Senior Convertible Notes issued in Exchange for 7% Convertible Subordinated
Notes

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

On February 14, 2001, the Company entered into an additional note exchange agreement. Under the terms of the agreement, EasyLink issued $7,481,250 principal amount of a new series of 10% Senior Convertible Notes due January 8, 2006 in exchange for the cancellation of $21,375,000 principal amount of its 7% Convertible Subordinated Notes due February 1, 2005 (the "Subordinated Notes"). Pursuant to this note exchange agreement, on or about May 23, 2001, $2,531,250 in principal amount of these Senior Convertible Notes were exchanged for 142,071 shares of Class A common stock (the "Exchange Shares") leaving $4,950,000 in principal amount of this series of Senior Convertible Notes outstanding.

The Senior Convertible Notes issuable under the February 1, February 8 and February 14 note exchange agreements (the "Exchange Notes") are unsecured, joint and several obligations of EasyLink and its subsidiary EasyLink Services USA, Inc. (collectively, the "Companies").

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

$11,694,000 of the Exchange Notes is convertible at any time at the option of the holder into Class A common stock at an initial conversion price equal to $13.00 per share. The conversion price is subject to anti-dilution adjustments.

$4,665,000 of the Exchange Notes is convertible at any time at the option of the holder into Class A common stock at an initial conversion price equal to $17.50 per share. The conversion price is subject to anti-dilution adjustments.

$7,481,250 of the Exchange Notes is convertible at any time at the option of the holder into Class A common stock at an initial conversion price equal to $15.00 per share. Also, $2,531,250 of the Exchange Notes was cancelled in exchange for the issuance of Exchange Shares as described above. The conversion price is subject to anti-dilution adjustments.

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

The above exchange transactions have been accounted for in accordance with Financial Accounting Standards Board Statement No. 15 ("FASB No.15"), "Accounting by Debtors and Creditors for Troubled Debt Restructurings." As a result of these exchanges, the Company recorded a $40.4 million extraordinary gain on the exchange of convertible notes during the first quarter of 2001.

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

Other Senior Convertible Notes

On January 8, 2001, the Company issued $10 million (subsequently increased to $10.26 million) of 10% Senior Convertible Notes due January 8, 2006 to an investor group. On March 19, 2001, the Company completed the issuance of $3.9 million principal amount of 10% Senior Convertible Notes due January 8, 2006 (together with the notes issued pursuant to the January 8, 2001 agreement, (the "Notes") to certain private investors. The Notes are unsecured, joint and several obligations of EasyLink and its subsidiary EasyLink Services USA, Inc.. (collectively, the "Companies").

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

Each of the Notes is convertible at any time at the option of the holder into Class A common stock at an initial conversion price equal to $10.00 per share. The conversion price is subject to anti-dilution adjustments.

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

Notes issued in STI/EasyLink Acquisition

In connection with the acquisition of STI, the Company assumed a $35 million note from STI and issued a $9.2 million unsecured note to the former shareholder of STI as partial payment (see Note 2 for additional information).

Zones, Inc. Promissory Note

On July 13, 2001, EasyLink entered into an agreement with Zones, Inc. (formerly Multiple Zones, Inc.) regarding payment of a $1 million promissory note. Pursuant to the agreement, EasyLink paid Zones $200,000 in cash on July 16, 2001. Additionally, Zones agreed to convert $400,000 of the original promissory note into a number of shares of EasyLink Class A common stock based upon the average sales price of the Class A Common Stock over the ten (10) trading days immediately preceding the earlier of (a) the filing of a registration statement for the resale of the shares, and (b) the date on which EasyLink enables Multiple Zones to resell the shares or receive the economic benefit of such resale, but in any event not more than 125,000 shares. EasyLink also undertook to file an S-3 registration statement with the United States Securities and Exchange Commission ("SEC"), or such other registration statement as necessary to register the Settlement Shares with the SEC to permit public resale of those shares by Multiple Zones as soon as practicable after execution of the Settlement Agreement, but in no event later than September 30, 2001. EasyLink also agreed to pay to Multiple Zones an additional $430,000 upon the earlier of
(i) the closing of the sale of Multiple Zones Mauritius, Ltd. or Multiple Zones Pvt., Ltd. or their respective successors; or (ii) October 31, 2001.

Under an Amended and Restated Settlement Agreement and Release between the Company and Zones, Inc. dated October 8, 2001, the Company and Zones amended their original July 13, 2001 settlement agreement. Under the October 8, 2001 agreement, the Company paid Zones the remaining $430,000 cash payment owed to Zones, and the parties also fixed the number of shares of Class A common stock issuable by the Company to Zones at 103,359. The shares were issued in 2001.

GN Store Nord A/S

During July 2001, the Company received a $1.1 million loan from the parent of GN Comtext, GN Store Nord A/S, in connection with assets acquired. During the quarter ended September 30, 2001, receivables due from GN Comtext of approximately $200,000 were netted against the principal amounts due to them. The loan was paid December 2001.

Restructuring of Certain Debt and Lease Obligations

During the third quarter of 2001, pending the completion of the subsequent restructuring, the Company issued $16.3 million of interim notes, bearing interest at a rate of 12% per annum, in exchange for present and future lease obligations in the amount of $15.1 million. These notes were cancelled upon completion of the fourth quarter debt restructuring. This interim transaction resulted in an extraordinary loss of $1.1 million in accordance with FASB
No. 15.

On November 27, 2001, the Company completed the restructuring of approximately $63 million of debt and lease obligations and a related financing in the amount of approximately $10 million.

Under the terms of the debt restructuring, the Company exchanged an aggregate of approximately $63 million of debt and equipment lease obligations for an aggregate of approximately $20 million of restructure notes and obligations due in installments commencing June 2003 through June 2006, 1.97 million shares of Class A Common Stock and warrants to purchase 1.8 million shares of Class A Common Stock. In addition, the Company purchased certain leased equipment for an aggregate purchase price of $3.5 million. The Company also recorded net extraordinary gains of $7.8 million upon the completion of the restructuring in accordance with FASB No. 15.

The restructure notes bear interest at a rate of 12% per annum and mature five years from the date of the debt restructuring. The Company may elect to defer payment of accrued interest on a portion of the restructure notes until various dates commencing June 2003 and may elect to pay accrued interest on other restructure notes in shares of Class A common stock having a market value at the time of payment equal to 120% of the interest payment due. $9.1 million in principal amount of the restructure notes are convertible, at the option of the holder, into shares of Class A Common Stock of the Company at a conversion price of $10.00 per share, subject to adjustment in certain events. The Company will not be required to make scheduled principal payments on any of the notes until June 2003. A portion of the notes are subject to mandatory or optional prepayment prior to June 30, 2002 upon completion of certain equity financings payable 50% in Class A common stock and 50% in cash. All of the notes are callable at any time for cash. The warrants allow the holders to purchase shares of Class A Common Stock of the Company at an exercise price equal to $6.10 per share. The number of shares issuable upon exercise and the exercise price of the warrants are subject to adjustment in certain events. The warrants are exercisable for ten years after the date of the grant.

The restructure notes issued to AT&T Corp. and the former shareholder of STI have been accounted for in accordance with Financial Accounting Standards Board Statement No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings." Because the total future cash or share payments specified by the terms of these restructure notes, including both payments designated as interest and those designated as principal, are less than the carrying amount of these restructure notes, the Company was required to reduce the carrying amount of the original notes exchanged for the restructure notes issued to AT&T and such former STI shareholder to an amount equal to the total future cash payments specified by the new terms. In future periods, all payments under the terms of the restructure notes for which future interest was included in the carrying amounts of such notes shall be accounted for as reductions of such carrying amounts, and no interest expense shall be recognized on such notes for any period between the respective dates of commencement of the accrual of interest on such notes and the maturity dates of such notes.

The Company recognized a gain on the debt restructuring in the amount of $7.8 million. This gain was calculated based on the amount of the total reduction in carrying values of the original restructure obligations as compared to the carrying values of the restructure notes minus the amount of the contingent share issuance obligation of $1.1 million recorded by the Company due to the assumed payment of interest on a portion of the restructure notes in shares of Class A common stock as described above. The gain also reflects the impact of the settlement of certain trade payables.

$5.875 million of the financing was represented by the investment of cash in exchange for 1,468,750 shares of Class A common stock. Approximately $1.3 million of this financing was represented by the investment of cash in exchange for senior convertible notes that are convertible into approximately 520,000 shares of Class A common stock, subject to adjustment in certain events. These notes are convertible at $2.50 per share. The beneficial conversion feature of $1.1 million is being amortized over a period of 5 years. Approximately $3.0 million of this financing was represented by the exchange of $1.4 million of cash equipment purchase obligations held by lessors and $1.6 million of other cash obligations held by AT&T for an aggregate of 820,000 shares of Class A common stock.

Notes payable include the following, in thousands

                                                                                   December 31, 2001
                                                                           ---------------------------------
                                                                           Capitalized Interest     Principal      December 31, 2000
                                                                           --------------------     ---------      -----------------
2000 7% Convertible Subordinated Notes due February 2005                         $     --            $ 24,095             100,000
2000 7% Note payable due March 2001                                                    --                  --               1,000
2001 10% Senior Convertible Notes due January 2006                                  8,615              36,009                  --
2001 12% AT&T restructure note 13 quarterly payments beginning June 2003            4,300              10,000                  --
2001 12% note payable to former shareholder of STI 13 quarterly
 payments beginning June 2003                                                       1,154               2,683                  --
2001 12% Restructure notes 13 quarterly payments beginning June 2003                   --               6,435                  --
2001 10% Note payable due October 2006                                                 --                 525                  --
2001 Restructuring balloon payments due October 2004                                   --                 846                  --
Other                                                                                  --                 330               1,182
                                                                                 --------            --------            --------

Total Notes Payable and capitalized interest                                       14,069              80,923             102,182
Less current portion                                                                1,410                  --               1,861
                                                                                 --------            --------            --------

Non current portion                                                              $ 12,659            $ 80,923            $100,321
                                                                                 ========            ========            ========

(8) Revenues

The following are the components of revenues, in thousands:

                                       For  the  year  ended December 31,
                                ------------------------------------------------
                                  2001                2000                1999
                                --------            --------            --------
Business messaging .            $121,716            $ 28,967            $  1,765
Advertising ........               1,616              22,370               9,671
Subscriptions ......                  --                 719                 601
Other ..............                 597                 642                 672
                                --------            --------            --------

Total revenues .....            $123,929            $ 52,698            $ 12,709
                                ========            ========            ========

Other revenues consist of revenues generated principally from the sale or lease of domain names.

(9) Discontinued Operations

In March 2000, the Company formed World.com, Inc. in order to develop the Company's portfolio of domain names into independent web properties and subsequently acquired or formed its subsidiaries Asia.com, Inc. and India.com, Inc., in which World.com was the majority owner. On March 30, 2001, the Company announced its intention to sell all assets not related to its core outsourced messaging business including Asia.com, Inc., India.com, Inc. and its portfolio of domain names. Accordingly, World.com has been reflected as a discontinued operation.

The Consolidated Financial Statements of the Company have been restated to reflect World.com as a discontinued operation in accordance with APB Opinion No.
30. Accordingly, revenues, costs and expenses, assets, liabilities and cash flows of World.com have been excluded from the respective captions in the Consolidated Statement of Operations, Consolidated Balance Sheets and Consolidated Statements of Cash Flows and have been reported as "Loss from discontinued operations," "Net assets of discontinued operation," "Net liabilities of discontinued operations," and "Net cash used in discontinued operation," for all periods presented.

During 2001, the Company recorded a loss of $63 million to recognize the loss on discontinued operations. This loss includes a write-down of $56.4 million of assets, primarily goodwill, to net realizable value, operating losses, net of a gain of $8.3 million, $4.5 million, severance and related benefits of $1.3 million, and other related cost and expenses including the closure of facilities of $0.8 million.

Summarized financial information for the discontinued operation is as follows:

                          Statements of Operations Data

                                                       Year Ended December 31,
                                                            (In Thousands)
                                                    ----------------------------
                                                      2001                 2000
                                                    -------              -------
Revenues .............................              $ 6,247              $ 8,524
                                                    =======              =======
Loss from discontinued operations.....              $63,027              $70,624
                                                    =======              =======

                               Balance Sheet Data
                                                      Year Ended December 31,
                                                           (In Thousands)
                                                     ---------------------------
                                                       2001                2000
                                                     -------             -------

Current assets ....................................  $    74             $17,016
Total assets ......................................      423              80,728
Current liabilities ...............................    1,873               7,887
Long-term liabilities and minority interest .......      225              15,689
Net (liabilities) assets of discontinued operations  $(1,675)            $57,152

The information below pertains to certain events and activities associated with the operations of World.com and include: financings in connection with India.com, domain names included in discontinued operations, the acquisition and subsequent disposition of eLong.com, which was renamed to Asia.com, Inc., and other acquisitions made by World.com.

India.com Financing

During the third quarter of 2000, India.com, Inc., a wholly-owned subsidiary, issued 1,365,769 shares of Series A convertible preferred stock to private investors valued at $14.2 million. These shares are convertible into India.com Class A common stock at the initial purchase price of the preferred shares, subject to certain anti dilution adjustments. In addition, the preferred share conversion price is also subject to reduction if the effective sales price in India.com's next significant equity financing does not represent a 33% premium to the current conversion price. The Company will measure the contingent beneficial conversion feature at the commitment date and treat this feature as a preferred dividend but will not recognize this preferred dividend in earnings until the contingency is resolved, if ever. The holders of the Series A convertible exchangeable preferred stock are entitled to a one time right exercisable during the 60 days after September 13, 2001 to exchange these shares for the number of shares of EasyLink Class A common stock equal to the original purchase price of such shares divided by the lesser of the market price of EasyLink's Class A common stock on September 13, 2001 (but not less than $45.00) and $60.00. This exchange right has since been modified as described below.

The Company entered into a Bridge Funding and Amendment Agreement with India.com, Inc. (the "Bridge Funding Agreement"). Under the Bridge Funding Agreement, the Company borrowed approximately $5 million from its majority-owned subsidiary India.com and issued to India.com bridge notes evidencing these borrowings (the "Bridge Notes"). Under the Bridge Funding Agreement, the Company issued to India.com warrants to purchase 20,000 shares of EasyLink's Class A common stock at an exercise price of $13.00 per share in consideration of the commitment under the Bridge Funding Agreement. In addition, India.com received warrants to purchase an additional 16,000 shares of EasyLink Class A common stock for each $1 million drawn down by the Company under the Bridge Funding Agreement. As a result of the drawings under the Bridge Funding Agreement, the Company issued an additional 80,000 warrants at exercise prices ranging from $6.20 to $14.00 per warrant.

In consideration of the commitments under the Bridge Funding Agreement, the period during which the one-time exchange right of the holders of India.com preferred stock was changed from the 60-day period immediately after September 13, 2001 to the 60-day period immediately after December 31, 2001. In addition, the floor price at which shares of EasyLink Class A common stock may be issued upon the exchange was reduced from $45.0 per share to $30.00 per share immediately upon execution and delivery of the Bridge Funding Agreement and was subject to further reduction to $12.50 per share for a percentage of the total number of shares of India Preferred Stock that is equal to the percentage of the Bridge Note drawn down.

Pursuant to an Exchange Agreement Amendment entered into on July 17, 2001 (the "Exchange Agreement Amendment") between the Company and the holders of India.com preferred stock, all of the holders of the outstanding shares of India.com preferred stock exercised their right to exchange their shares of India.com preferred stock for shares of the Company's Class A common stock based on the average of the closing market prices of the Company's stock over the five trading days ending on September 13, 2001, subject to a floor on the exchange price of $10.00 and a cap of $30.00 and subject to adjustment in certain circumstances. Based on the average of the closing prices of the Company's stock, the exchange price was $10.00 per share and 1,420,400 became issuable upon consummation of the exchange. As of September 30, 2001, the closing of the exchange transaction was subject to compliance with the requirements of the NASDAQ stock market. In addition, if the shares of Class A common stock issued in the exchange have not been registered for resale under an effective registration statement by December 31, 2001, the Company has agreed to issue to the former holders of India Preferred Stock an aggregate of 10,000 shares of its Class A common stock per month for each month after December 31, 2001 until the earlier of (i) the effectiveness of such a registration statement and (ii) the date on which such shares are eligible for resale pursuant to Rule 144 promulgated under the Securities Act. The Company entered into the Exchange Agreement Amendment in connection with the elimination of its obligations under the $5 million aggregate principal amount of bridge notes and the warrants to purchase an aggregate of 100,000 shares of the Company's Class A common stock issued to India.com.

On October 17, 2001, the Company and the holders of India.com preferred stock completed the exchange of India.com preferred stock for 1,420,400 shares of the Company's Class A common stock.

Software Tool and Die

On March 16, 2000, the Company acquired a domain name and made a 10% investment in Software Tool and Die, a Massachusetts company, in exchange for $2.0 million in cash and 18,569 shares of its Class A common stock valued at approximately $2.9 million. Software Tool and Die is an Internet Service Provider and provides Web hosting services. The Company concluded that the carrying value of this cost-based investment was permanently impaired based on the achievement of business plan objectives and milestones and the fair value of the investment relative to its carrying value. During the fourth quarter of 2000, the Company recorded an impairment charge of $4.2 million due to an other-than-temporary decline in the value of this investment. This amount is included in the loss from discontinued operations line in the 2000 statement of operations.

iFan, Inc.

In November 1999, the Company acquired iFan, Inc. ("iFan") a Web site with various domain names. The acquisition has been accounted for as an acquisition of assets. iFan had limited operations. The Company issued 7,270 shares of Class A common stock valued at approximately $1.6 million. The value was determined by using the average of the Company's Class A common stock surrounding the closing date, which occurred simultaneously with the announcement date. The Company is also obligated to pay $150,000 to the former owners for certain indebtedness. In addition, all iFan stock options were converted into 1,697 EasyLink non-qualified stock options at a weighted-average exercise price of $114.10 per share. The value ascribed to the options using the Black Scholes pricing model ($370,000) was part of the $2.1 million purchase price. The excess of the purchase price over the net book value of the domain assets has been allocated to other intangible assets (non compete agreements). Such amount is being ratably amortized over a period of three years, the expected period of benefit. In December 2000, the Company wrote off $160,000 of impaired domain names as part of its restructuring program.

eLong.com, Inc.

On March 14, 2000, the Company acquired eLong.com, Inc., a Delaware corporation ("eLong.com") for approximately $62 million including acquisition costs of $365,000. eLong.com, through its wholly owned subsidiary in the People's Republic of China ("PRC"), operates the Web Site www.eLong.com, which is a provider of local content and other internet services. Concurrently with the merger, eLong.com changed its name to Asia.com, Inc. ("Asia.com"). In the merger, the Company issued to the former stockholders of eLong.com an aggregate of 359,949 shares of EasyLink Class A common stock valued at approximately $57.2 million, based upon the Company's average trading price at the date of acquisition. All outstanding options to purchase eLong.com common stock were converted into options to purchase an aggregate of 27,929 shares of EasyLink Class A common stock. The value of the options was approximately $4.4 million based on the Black-Scholes pricing model with a 110% volatility factor, a term of 10 years, an weighted average exercise price of $12.40 per share and a weighted average fair value of $156.90 per share.

The acquisition was accounted for as a purchase business combination. The excess of the purchase price over the fair market value of the acquired assets and assumed liabilities of Asia.com has been allocated to goodwill ($62 million). Goodwill is being amortized over a period of 3 years, the expected estimated period of benefit. During the fourth quarter of 2000, approximately $7.8 million of goodwill was written off as it was determined that the carrying value had become permanently impaired as a result of the November 2, 2000 decision, as approved by the Board of Directors, to sell all assets not related to its core outsourcing business, including its Asia-based businesses. After giving effect to the write off, the net goodwill balance at December 31, 2000 was $38.2 million.

In addition, the Company was obligated to issue up to an additional 71,990 shares of Mail.com Class A common stock in the aggregate to the former stockholders of eLong.com if EasyLink or Asia.com acquired less than $50.0 million in value of businesses engaged in developing, marketing or providing consumer or business internet portals and related services focused on the Asian market or a portion thereof, or businesses in furtherance of such a business, prior to March 14, 2001. In May 2001, the Company issued 7,500 shares of Class A common stock in settlement of this contingency.

In the merger, certain former stockholders of eLong.com retained shares of Class A common stock of Asia.com, representing approximately 4.0% of the outstanding common stock of Asia.com. Under a Contribution Agreement with Asia.com, these stockholders contributed an aggregate of $2.0 million in cash to Asia.com in exchange for additional shares of Class A common stock of Asia.com, representing approximately 1.9% of the outstanding common stock of Asia.com. Pursuant to the Contribution Agreement, EasyLink (1) contributed to Asia.com the domain names Asia.com and Singapore.com and $10.0 million in cash and (2) agreed to contribute to Asia.com up to an additional $10.0 million in cash over the next 12 months and to issue, at the request of Asia.com, up to an aggregate of 24,242 shares of EasyLink Class A common stock for future acquisitions. As of June 30, 2000, the Company has fulfilled this obligation. See also "Asia.com Acquisitions", below. As a result of the transactions effected pursuant to the Merger Agreement and the Contribution Agreement, EasyLink initially owned shares of Class B common stock of Asia.com representing approximately 94.1% of the outstanding common stock of Asia.com. The company's ownership percentage decreased to 92% as of December 31, 2000. Asia.com granted to management employees of Asia.com options to purchase Class A common stock of Asia.com representing, as of December 31, 2000, 9% of the outstanding shares of common stock after giving effect to the exercise of such options.

Sale of eLong.com Inc.

On May 3, 2001, the Company's majority owned subsidiary Asia.com, Inc. sold its business to an investor group. Under the terms of the sale, the buyer paid Asia.com $1.5 million and assumed eLong.com liabilities of approximately $1.5 million. The consideration paid was determined as a result of negotiations between the buyer and EasyLink. In addition, the Company issued 20,000 shares of its Class A common stock valued at $138,000 in exchange for the cancellation of certain options granted to the former owners of eLong.com. The Company accounted for this transaction as part of the sale of the business of Asia.com. As a result of the sale, the Company recorded a loss on the sale of eLong.com, Inc. of $264,000. After the closing of the sale, the Company issued 36,232 shares in January 2002 to eLong.com, Inc. in full satisfaction of an indemnity obligation. The indemnity obligation arose out of eLong.com's settlement of a claim brought by former Lohoo shareholders for a contingent payment. Lohoo was previously acquired by eLong.com, Inc.

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

Asia.com Acquisitions

During the second quarter of 2000, Asia.com acquired three companies for approximately $18.4 million, including acquisition costs. Payment consisted of cash approximating $500,000, 192,618 shares of EasyLink Class A common stock valued at approximately $11.6 million and 467,345 shares of Asia.com Class A common stock valued at approximately $6.1 million, all of which were based upon the Company's average trading price at the date of acquisition. These acquisitions have been accounted for as purchase business combinations. The excess of the purchase price over the fair market value has been allocated to goodwill ($17.8 million) and is being amortized over a period of three years, the expected estimated period of benefit. During the fourth quarter of 2000, approximately $12 million of goodwill was written off as the Company determined that the carrying value of the goodwill associated with one of these acquisitions, focused in the wireless sector had become permanently impaired. The impairment results from the November 2, 2000 decision, as approved by the Board of Directors, to sell all assets not related to its core outsourcing business, including its Asia-based businesses. After giving effect to the writeoff, the net goodwill balance at December 31, 2000, was $3.2 million.

Under a stock purchase agreement associated with one of the acquisitions, the Company agreed to pay a contingent payment of up to $5 million if certain wireless revenue targets are reached after the closing. The contingent payment was payable in EasyLink Class A common stock, cash or, under certain circumstances, Asia.com Class A common stock. Management currently does not expect to achieve these wireless revenue targets and, accordingly, does not expect to issue any additional consideration.

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

In connection with the Mauritius acquisition, the Company incurred a $1.8 million charge related to the issuance of 10,435 shares of Class A common stock, as compensation for services performed, $200,000 cash and an additional $200,000 payable in EasyLink Class A common stock as compensation for employees.

On October 31, 2001, the Company's India.com, Inc. subsidiary sold 90% of the share of its Multiple Zones Prvt. Ltd. Subsidiary. The Company recorded a nominal gain on the transaction.

India Acquisition and Divestiture

During the second quarter of 2001, the Company acquired a US and India based company for approximately $600,000, including acquisition costs. The terms were $300,000 in cash and 19,600 shares of EasyLink Class A common stock valued at approximately $272,000 based upon our average trading price surrounding the date of acquisition. The acquisition was accounted for as a purchase business combination. The excess of the purchase price over the fair market value of the assets acquired and assumed liabilities has been allocated to goodwill ($831,000), which was being amortized over a period of three years, the expected estimated period of benefit.

The Company subsequently transferred this acquired business to the former management of its India.com subsidiary. As part of the transaction, the transferred business assumed all of the liabilities of the transferred business and certain liabilities of India.com. In consideration for the assumption of these liabilities, the Company contributed to the transferred business immediately prior to the sale in January 2002 56,075 shares of Class A common stock valued at $0.3 million and $300,000 in cash.

(10) Partner Agreements

The Company entered into partner agreements in connection with the advertising network business. Included in these agreements are percentage of revenue sharing agreements, miscellaneous fees and other customer acquisition costs with EasyLink Partners. The revenue sharing agreements vary for each party but typically are based on selected revenues, as defined, or on a per sign-up basis. At December 31, 2001 and 2000, the Company accrued approximately $0.1 million and $1.1 million to various EasyLink Partners under such agreements.

Prior to 2000, the Company had issued stock to some of its EasyLink Partners and capitalized such issuances when the measurement date for such stock grants was fixed and there was a sufficient disincentive to breach the contract in accordance with Emerging Issues Task Force Abstract No. 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." Such amounts are amortized ratably over the length of the contract commencing on the site launch date.

In August 1998, the Company entered into a two-year agreement with CNN. In consideration of the advertising, subscription and customer acquisition opportunities, CNN received 25,353 shares of Class A common stock upon the commencement of the contract at $35.00 per share, the fair market value of EasyLink's common stock on the date of grant, or $887,000. CNN also has the right to receive a portion of the Company's selected revenues under the agreement, as defined. The value of the stock issuance has been recorded in the balance sheet as partner advances and is being amortized ratably to amortization expense over the contract term. The launch of the services coincided with the contract date. The Company recorded approximately $270,000 and $444,000 of amortization expense in 2000 and 1999, respectively.

The Company issued an additional 48,562 and 57,763 shares of its common stock at varying prices in 1999 and 1998 respectively, in connection with certain strategic partnership agreements. When stock issuances are either contingent upon the achievement of certain targets or the measurement date is not fixed, the Company expenses the issuance of such stock at the time such stock is issued or the targets are achieved at the then fair market value of the Company's stock. Such amounts aggregated approximately $2.5 million and $2.8 million for the years ended December 31, 1999 and 1998 respectively, and are included in sales and marketing expenses in the statement of operations. The Company no longer issues stock in connection with its strategic partnership agreements.

Prior to May 1, 1999, the Company was required to issue to CNET, Snap and NBC Multimedia shares of its Class A common stock for each member who registers at their sites. On May 1, 1999, the Company entered into an agreement to settle in full its contingent obligation to issue shares of its Class A common stock to CNET, Snap and NBC Multimedia as described above. Pursuant to this agreement, the Company issued upon the closing of its initial public offering in June 1999, 236,891 shares of Class A common stock at a value of $70.00 per share in the aggregate to CNET and Snap and 21,000 shares of Class A common stock at a value of $70.00 per share to NBC Multimedia. The Company capitalized $18 million in connection with the issuance of these shares and is ratably amortizing the amount over the period from the closing of the initial public offering (June 23, 1999) through May 2001. The Company recorded approximately $2.3 million, $9.2 million and $5.0 million of amortization expense for the years ended December 31, 2001, 2000 and 1999, respectively. The remaining $1.5 million of unamortized costs were written off as a part of the loss on sale of the advertising network during 2001.

Certain agreements were assigned to Net2Phone in conjunction with the sale of the advertising network.

(11) Leases

The Company sold certain assets for approximately $1.3 million and $3.8 million during 2000 and 1999, respectively. The assets were leased back from the purchaser over 3 to 5 years.

On March 30, 2000, the Company entered into a $12 million Master Lease Agreement with GATX Technology Services Corporation ("GATX") for equipment lease financing (hardware and software). Terms of individual leases signed under the Master Lease Agreement called for a 36-month lease term with rent payable monthly in advance. The effective interest rate was 12.1% and was adjustable based on prime. GATX held a first priority security interest in the equipment under the facility. For certain leases entered into under the $12 million master lease agreement, the Company has exercised an option to extend the term for an additional 24 months.

Under terms of the Master Lease Agreement, the Company had the option to purchase the equipment at the then fair market value of the equipment at lease expiration. In December 2000, GATX reduced the $12 million line to $10.4 million, the amount that was drawn down and outstanding at December 31, 2000.

On March 31, 2000, the Company entered into a $2 million Master Lease Agreement with Leasing Technologies International, Inc. The lease line provided for the lease of new, brand name computers, office automation and other equipment. Terms of individual leases signed under the Master Lease Agreement called for a 36-month lease term, rent payable monthly in advance. The effective interest rate was 14.7% and was adjustable based on prime. In addition, a security deposit equal to one month's rent was payable at each individual lease inception. In December 2000, Leasing Technologies reduced the $2 million line to $1.2 million, the amount that was drawn down and outstanding at December 31, 2000.

Under terms of the Master Lease Agreement at the end of the lease term, the Company had the option to either purchase or return the equipment at a set percent of the original price, or extend the lease term by twelve months. In the latter case, the lease terms provided for a discounted monthly rental and a bargain purchase option at the expiration of the twelve-month extension.

On November 27, 2001, the Company closed on the restructuring of these obligations. These obligations were converted into a package of securities consisting of senior convertible notes and other obligations. See Note 7 Notes Payable for a description of the debt restructuring. In addition, the Company settled certain leased equipment obligations having an original equipment cost of $22.5 million for an aggregate purchase price of approximately $3.5 million.

The Company leases facilities and certain equipment under agreements accounted for as operating leases. These leases generally require the Company to pay all executory costs such as maintenance and insurance. Rent expense for operating leases for the years ending December 31, 2001, 2000 and 1999 was approximately $4.3 million, $6.0 million, and $1.5 million, respectively.

The Company's lease obligations are collateralized by certain assets at December 31, 2001. Future minimum lease payments have not been reduced by minimum sublease rentals of $386,100 due in the future under noncancelable subleases. Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of December 31, 2001 are as follows, in thousands:

                            Year ending December 31,
                            ------------------------
                                                                                        Capital leases     Operating leases
                                                                                        --------------     ----------------
2002 ............................................................................            $   660            $ 3,419
2003 ............................................................................                465              2,435
2004 ............................................................................                172              2,057
2005 ............................................................................                 30              1,692
2006 ............................................................................                 --                781
2007 and later ..................................................................                 --              3,884
                                                                                             -------            -------
         Total minimum lease payments ...........................................              1,327            $14,268
                                                                                                                =======
Less amount representing interest (at a weighted-average interest rate of  9.17%)                207
                                                                                             -------
Present value of net minimum capital lease payments .............................              1,120
Less current portion of obligations under capital leases ........................                554
                                                                                             -------
Obligations under capital leases, excluding current portion .....................            $   566
                                                                                             =======

(12) Related Party Transactions

Federal Partners, L.P. Financings

On January 8, 2001, we issued $5,000,000 principal amount of 10% Senior Convertible Notes due January 8, 2006 to Federal Partners, L.P. The Clark Estates, Inc. provides management and administrative services to Federal Partners. Federal Partners and accounts for which The Clark Estates, Inc. provides management and administrative services are beneficial holders of 9.9% of the Company's common stock, including shares issuable upon conversion of senior convertible notes held by Federal Partners but excluding shares issuable upon the conversion or exercise of other notes, warrants or options. On March 20, 2001, we issued to Federal Partners, L.P. 300,000 shares of our Class A Common Stock for a purchase price of $3,000,000, and we committed to issue to Federal Partners an additional 100,000 shares of Class A Common Stock if the closing price of our Class A Common Stock on the principal securities exchange on which they are traded was not at or above $100 per share for 5 consecutive days. The additional shares were issued in 2002. As part of the financing completed on November 27, 2001 in connection with our debt restructuring, we issued to Federal Partners an aggregate of 250,369 shares of Class A common stock for a purchase price of $1,700,000, and we committed to issue to Federal Partners an additional 173,632 shares of Class A Common Stock if the average of the closing prices of our Class A Common Stock on Nasdaq was not at or above $16.00 per share for the 10 consecutive trading days through year end 2001.

In connection with the issuance of the senior convertible notes on January 8, 2001, we granted to Federal Partners, L.P. the right to designate one director to our Board of Directors so long as Federal Partners, L.P. and other persons associated with it owns at least 300,000 shares of Class A Common Stock, including shares issuable upon conversion of or in payment of interest on the senior convertible notes. Federal Partners, L.P. designated Stephen Duff and he was appointed to our Board on January 8, 2001. Mr. Duff is a Senior Investment Manager for The Clark Estates, Inc. and is Treasurer and a limited partner of Federal Partners, L.P. The Clark Estates, Inc. provides management and administrative services for Federal Partners, L.P. Through his limited partnership interest in Federal Partners, L.P., Mr. Duff has an indirect interest in $10,000 principal amount of the senior convertible notes issued on January 8, 2001, in 600 of the shares of Class A Common Stock issued to Federal Partners, L.P. on March 20, 2001 and in 850 of the shares of Class A Common Stock issued to Federal Partners, L.P. in connection with the November 27, 2001 financing.

Acquisition of Swift Telecommunications, Inc.

We acquired Swift Telecommunications, Inc. on February 23, 2001. George Abi Zeid was the sole shareholder of Swift Telecommunications, Inc ("STI"). In connection with the acquisition, Mr. Abi Zeid was elected to the Board of Directors of the Company and was appointed President - International Operations. EasyLink Services paid $835,294 in cash, issued 1,876,618 shares of Class A Common Stock and issued a promissory note in the original principal amount of approximately $9.2 million to Mr. Abi Zeid in payment of the purchase price for the acquisition payable at the closing. Under the merger agreement, EasyLink Services also agreed to pay additional contingent consideration to Mr. Abi Zeid equal to the amount of the net proceeds, after satisfaction of certain liabilities of STI and its subsidiaries, from the sale or liquidation of the assets of one of STI's subsidiaries. The $9.2 million note was payable in four equal semi-annual installments over two years. The note was non-interest bearing except in certain circumstances. Pursuant to the debt restructuring completed on November 27, 2001, EasyLink issued $2,682,964 principal amount of restructure notes, 268,295 shares of Class A common stock and warrants to purchase 268,295 shares of Class A common stock in exchange for Mr. Abi Zeid's $9.2 million note. See Note 7 Notes Payable.

In connection with the acquisition by STI on January 31, 2001 of the EasyLink services business from AT&T Corp., Mr. Abi Zeid pledged to AT&T Corp. under a Pledge Agreement dated January 31, 2001 all of the shares of EasyLink Services Class A Common Stock that he was entitled to receive pursuant to the acquisition to secure a $35 million note issued to AT&T Corp. by STI and assumed by EasyLink Services as part of the purchase price for the EasyLink Services business. As a result of the debt restructuring completed on November 27, 2001, these shares now secure the $10 million principal amount of restructure notes issued to AT&T Corp. in exchange for the $35 million note held by it.

In connection with the acquisition of STI on February 23, 2001, the Company also entered into a conditional commitment to acquire Telecom International, Inc. ("TII"). TII was an affiliate of STI prior to the acquisition of STI by the Company. George Abi Zeid is a principal beneficial shareholder of TII. The purchase price for TII was originally agreed to be US$117,646 in cash, a promissory note in the aggregate principal amount of approximately $1,294,118 and 267,059 shares of the Company's Class A common stock. In order to facilitate the debt restructuring and to reduce the Company's debt obligations and cash commitments, the parties agreed to modify the Company's commitments in respect of TII. In lieu of acquiring TII, the Company purchased certain assets owned by TII for six monthly payments of $10,000 commencing May 27, 2002 and one payment of $190,000 on November 27, 2002. The Company also agreed to reimburse TII for up to 50% of TII's payments on certain accounts payable up to a maximum reimbursement of $200,000, to cancel a $236,490 payable owed by STI to the Company and to issue up to 20,000 shares of Class A common stock to TII. In addition, the Company issued 300,000 shares of Class A common stock to TII.

As part of the transaction with STI, EasyLink Services also entered into a conditional commitment to acquire the 25% minority interests in two STI subsidiaries for $47,059 in cash, promissory notes in the aggregate principal amount of approximately $517,647 and 106,826 shares of Class A Common Stock. This transaction is subject to certain conditions, including satisfactory completion of due diligence, receipt of regulatory approvals and other customary conditions.

Mr. Abi Zeid also agreed to contribute up to approximately 1.2 million shares of Class A common stock issuable to him in connection with the debt restructuring in order to permit the grant of shares or options to employees. The shares which were valued at $0.5 million were accounted for as compensaton expense in the fourth quarter of 2001.

Fax-2 Acquisition and Divestiture

Under an Exclusivity and Royalty Agreement among Daniel Kuehler, Kurt Winter and EasyLink Services dated May 30, 2000, EasyLink Services acquired from Messrs. Kuehler and Winter the rights to develop, market and deploy the Fax-2 business concept. Fax-2 allows users to send faxes to any email address. Mr. Kuehler is the son of Jack Kuehler, a director of EasyLink Services. Each of Messrs. Kuehler and Winter received 1,000 shares of EasyLink Services Class A Common Stock upon execution of the agreement and were entitled to a 10% royalty up to $100,000 on all revenue generated by Fax-2 and thereafter a 1% royalty on such revenue so long as specified performance and operating conditions were maintained. Mr. Kuehler also entered into an employment agreement which entitled him to receive full compensation and benefits through June 15, 2001 if his employment is terminated for any reason other than cause before then. Mr. Kuehler also received on June 15, 2000 a grant of 3,000 options at an exercise equal to fair market value at the time of grant. These options were to vest over four years. The Fax-2 service was re-named the FaxMail Service while owned by the Company.

On October 4, 2001, the Company and Messrs. Kuehler and Winter entered into a Divestiture Agreement which superceded the Exclusivity and Royalty Agreement. Under the Divestiture Agreement, the Company transferred to an entity formed by Messrs. Kuehler and Winter and to be named FaxMail exclusive permanent rights to develop, market and deploy the FaxMail Service. Under the Divestiture Agreement, the Company would own 10% of FaxMail. Under the arrangement, the parties agreed that the Company would also be entitled to receive a royalty on all business referred by it to FaxMail equal to 20% of the gross revenues of the business referred. The parties also agreed that each party would have independent ownership of certain technology underlying the FaxMail Service as of the date of the Divestiture Agreement and the Company would have the right to license future modifications, enhancements or replacements to the FaxMail Service developed by FaxMail.

(13) Capital Stock

Reverse Stock Split

Effective January 23, 2002, the Company authorized and implemented a 1 for 10 reverse stock split. Accordingly, all share and per share amounts in the accompanying consolidated financial statements have been retroactively restated to affect the reverse stock split.

Authorized Shares

In 1999, the Company amended and restated its certificate of incorporation to increase the number of authorized shares to 190,000,000 consisting of 120,000,000 and 10,000,000 shares of Class A and Class B common stock, respectively; and 12,000,000, 12,000,000, 1,000,000 and 10,000,000 shares of
Class A, C, D and E Preferred Stock respectively; and 16,000,000 undesignated Preferred shares (collectively "Preferred Stock"), all classes with a par value of $0.01 per share.

In 2000, the Company amended its amended and restated certificate of incorporation in order to increase the number of authorized shares up to 220,000,000 consisting of 150,000,000 and 10,000,000 shares of Class A and Class B common stock, respectively; and 60,000,000 undesignated shares of preferred stock, all classes with a par value of $0.01 per share.

In 2001, the Company amended its amended and restated certificate of incorporation, as amended, in order to increase the number of authorized shares up to 570,000,000 consisting of 500,000,000 and 10,000,000 shares of Class A and Class B common stock, respectively; and 60,000,000 undesignated shares of preferred stock, all classes with a par value of $0.01 per share. These amounts continue to represent the respective numbers of authorized shares of the Company as of the date hereof.

Common Stock

Initial Public Offering

On June 23, 1999, the Company closed its Initial Public Offering ("IPO"), which resulted in the issuance of 685,000 shares of Class A common stock at $70.00 per share. On July 12, 1999, 102,750 shares of Class A common stock were issued in connection with the exercise of the underwriters' over-allotment option. In addition, upon the closing of the IPO, 618,500, 377,656 and 320,000 shares of Series A, C and E convertible preferred stock, respectively, automatically converted on a one-for-one basis into 1,316,156 shares of Class A common stock. Net proceeds from the offering, after underwriting fees of $3.9 million and offering costs of $1.4 million, were approximately $49.8 million.

During 1999 and 1998, the Company issued 313,032 and 183,116 shares, respectively of its Class A common stock primarily to vendors and consultants, as well as to various EasyLink Partners (see Note 10). During 2001, 2000 and 1999, the Company issued 1,918,440, 1,259,352 and 227,609 shares, respectively, of Class A common stock primarily in connection with acquisitions, investments and purchases of domain names.

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

Private Placements of Common Stock

On March 20, 2001, the Company completed a private placement of 300,000 shares of Class A common stock (the "Common Shares") with a private investor for an aggregate price of $3,000,000. Pursuant to the Common Stock Purchase Agreement dated as of March 13, 2001 between the Company and the private investor and subject to the effectiveness of a registration statement covering shares of Class A common stock issuable upon conversion of certain convertible notes, EasyLink is obligated to issue an additional 100,000 shares of Class A common stock to the private investor if the closing price of the Company's Class A common stock is not at or above $100 per share for at least five consecutive trading days during 2001. These shares were issued in January 2002.

India.com, Inc. Preferred Stock Exchange

On October 17, 2001, the Company and the holders of India.com preferred stock completed the exchange of India.com preferred stock for approximately 1.4 million shares of the Company's Class A common stock valued at approximately $6.1 million. See Note 9 Discontinued Operations.

Settlements

During 2001, the Company issued 878,838 shares of Class A common stock in connection with various settlements of certain obligations and for payment of services rendered valued at $6.6 million in the aggregate. This issuance is comprised of 196,604 shares in connection with vendor settlements, 300,000 shares in connection with the TII settlement, 162,083 shares in connection with the TCOM settlement, 103,359 shares in connection with payment of a promissory note, 53,319 shares in connection with merger agreements and 33,292 shares in connection with Asia.com settlements, 10,590 shares in connection with India.com settlements, and 19,591 shares in connection with New Millenium settlement. In addition, 294,533 shares of Class A common stock were issued during 2001 in lieu of cash interest payments on Senior Convertible Notes and subordinated debentures valued at $0.6 million in the aggregate.

Common Stock and Warrants issued in Debt Restrucuturing and Related Financing

Under the terms of the Company's debt restructuring completed on November 27, 2001, the Company exchanged an aggregate of approximately $63 million of debt and equipment lease obligations for an aggregate of approximately $20 million of restructure notes and obligations due in installments commencing June 2003 through June 2006, 1.97 million shares of Class A Common Stock valued at $12.0 million and warrants to purchase 1.8 million shares of Class A Common Stock valued at $0.5 million. $9.1 million in principal amount of the restructure notes are convertible into shares of Class A common stock at a conversion price of $10.00 per share, subject to adjustment.

As a condition to the debt restructuring, the Company completed a financing. $5.875 million of this financing was represented by the investment of cash in exchange for 1,468,750 shares of Class A common stock. Approximately $3.0 million of this financing was represented by the exchange of $1.4 million of cash equipment purchase obligations held by lessors and $1.6 million of other cash obligations held by AT&T for an aggregate of 820,000 shares of Class A common stock.

Preferred Stock

Class A Convertible Preferred Stock

During March 1999, with the consent of the Class A preferred shareholders, the Company agreed to eliminate in full the Class A contingent additional stock issuance obligation described above in exchange for giving the existing Class A preferred shareholders 96,880 shares of Class A common stock on an as if converted basis, provided the Company completed an IPO before July 31, 1999. Such IPO closed on June 23, 1999 and the applicable preferred shares converted to Class A common shares at that time.

Redeemable Convertible Class C Preferred Stock

In July and August 1998 the company completed a private placement of 377,656 Class C preferred shares with detachable warrants at a combined offering price of $35.00 per share ($34.55 per preferred C share and $1.2857 per warrant with each share having 0.035 warrants) was completed for approximately $13.2 million.

During March 1999, with the consent of the Class C preferred shareholders, the Company agreed to revise the Class C conversion price from $35.00 to $28.00 in exchange for eliminating in full the Class C additional contingent stock issuance obligation provisions described above. This revision equated to an additional 94,414 shares of Class A common stock being issued to the Class C preferred shareholders upon the closing of the IPO on June 23, 1999.

Class E Preferred Stock

In March 1999, the Company completed a private placement of 320,000 shares of Class E preferred stock at $50.00 per share for net proceeds of approximately $15.2 million. These shares automatically converted on a one-for-one basis to an equivalent number of Class A common shares upon the closing of the IPO. As a result of an adjustment to the conversion price made immediately prior to the consummation of the IPO, the Class E stockholders received an additional 16,642 shares of Class A common stock upon the conversion of the Class E preferred stock at the closing of the IPO.

Conversion of Class A, C and E Preferred Stock

Upon the closing of the Company's initial public offering on June 23, 1999, 618,500 and 377,656 shares of Class A and C convertible preferred stock, respectively, representing all of the outstanding shares of the convertible preferred stock, automatically converted on a one-for-one basis into 996,156 shares of Class A common stock (before giving effect to the adjustments described below). In addition, the 320,000 Class E preferred shares automatically converted into the same number of Class A common stock (before giving effect to the adjustments described below). Further, the holders of Class A, C and E preferred stock received an additional 96,880, 94,414 and 16,642 Class A common shares, respectively, upon conversion of such preferred stock at the closing of the initial public offering. This resulted in a $14.6 million dividend to preferred stockholders. This amount is reflected as an increase to additional paid-in-capital and a dividend charge against accumulated deficit.

Class D Preferred Stock

In July 1998, the Company authorized 1,000,000 shares of Class D preferred stock; however, no shares have been issued to date.

Undesignated Preferred Shares

The Company is authorized, without further stockholder approval; to issue authorized but unissued shares of preferred stock in one or more classes or series. At December 31, 2001 and 2000, 6,000,000 authorized shares of undesignated preferred stock were available for creation and issuance in this manner.

Warrants

As part of the Private Placement of Class C preferred shares in July and August 1998, 132,178 detachable warrants were also issued for proceeds of $170,000 at a value of $1.2857 per warrant. In connection with the March 1999 Class C additional contingent stock issuance obligation settlement, all such warrants were cancelled upon the closing of the IPO. In addition warrants were also issued in July and August 1998 to purchase 17,936 shares of Class A common stock at an exercise price of $35.00 per share. The Company recorded offering costs of $130,000 in connection with the issuance of these warrants using a Black Scholes pricing model. These warrants are exercisable for a period of five years.

During 1999, the Company issued 1,954 warrants to various consultants and a vendor at exercise prices ranging from $50.00 to $110.00 per share. The Company recognized approximately $93,000 of expense using a Black Scholes pricing model.

(14) AT&T Warrant

Under a letter agreement dated May 26, 1999, AT&T Corp. ("AT&T") and the Company agreed to negotiate in good faith to complete definitive agreements to establish a strategic relationship. On July 26, 1999, the Company entered into an interim agreement to provide the Company's e-mail services as part of a package of AT&T or third party branded communication services that AT&T may offer to some of its small business customers. The Company has not entered into a definitive agreement to establish the proposed strategic relationship, and, effective March 30, 2000, the May 26, 1999 letter agreement and the July 26, 1999 Interim Agreement were terminated. Under the May 26, 1999 letter agreement, Mail.com issued warrants to purchase 100,000 shares of Class A common stock at $110.00 per share. AT&T had the option to exercise the warrants at any time on or before December 31, 2000. Since AT&T did not exercise the warrants on or before December 31, 2000, the warrants expired and were cancelled.

The Company recorded a deferred cost of approximately $4.3 million in the aggregate as a result of the issuance of these warrants to AT&T. As a result of the termination of the May 26 letter agreement and the July 26 interim agreement, $3.3 million of deferred costs were expensed during 2000. The Company had amortized approximately $980,000 during 1999.

(15) CNET/Snap Stock Warrant

In 1998, the Company entered into a partner agreement with CNET, Inc., which was amended shortly thereafter to include Snap, a newly formed entity. Under the agreement, the Company was obligated to issue warrants to purchase a total of 150,000 shares of Class A common stock upon achievement of a member registration target. The warrants were divided between CNET and Snap and Snap subsequently assigned its portion to NBC Multimedia. CNET and NBC Multimedia exercised their warrants prior to the Company's initial public offering, and upon the closing of the initial public offering on June 23, 1999, $7.5 million was transferred from an escrow account to the Company's account and the Company issued shares of Class A common stock to CNET and NBC Multimedia.

(16) Stock Options

Between 1996 and 2000 the Board of Directors have approved stock option plans that permit the issuance of incentive stock options and nonqualified stock options to purchase up to 850,000 common shares. Most options are granted at fair market value, except as noted below, and are for periods not to exceed 10 years.

During 1998, 4,000 options were issued to a key executive at an exercise price of $35.00 per share. Such options were contingent upon the executive achieving a specified target. Such options were issued when the executive achieved a specific target at the then fair value of the Company's common stock of $35.00 per share. Accordingly, no compensation expense was recorded.

During 1998, 40,298 options were issued to a key executive at an exercise price of $20.00 per share, all of which were granted in 1998. Such options were outside of the Company's Stock Option Plans and contingent upon the Company achieving specified advertising revenue targets, as defined. For the year ended December 31, 1998, the Company recorded deferred compensation expense of approximately $1.1 million in the aggregate in connection with these grants, representing the difference between the deemed fair value of the Company's stock at the date of each grant and the $20.00 per share exercise price of the related options. This amount is presented as a reduction of stockholders' equity (deficit) and is being amortized over the three-year vesting period from the achievement of the performance targets, which was concurrent with each option grant. The Company has amortized $274,000, $365,000 and $71,000 of deferred compensation related to this grant for the years ended December 31, 2000, 1999 and 1998, respectively. During the fourth quarter of 2000, the officer's employment terminated and the remaining $387,000 of unamortized deferred compensation representing the unvested options forfeited was offset against to additional paid-in capital.

For the years ended December 31, 2001, 2000 and 1999, the Company recorded compensation expense of approximately $452,000, $0 and $93,000, respectively, for a transfer of common stock from an officer to certain employees, and stock option and warrant issuances. Such amounts include the CNET warrants (see Note
15).

During 2000 and 1999, certain non-bonus eligible employees purchased 635 and 8,438 common stock options, respectively for $100 and $25.00 per share in cash having an exercise price of $146.30 and $50.00 per share, the fair market value at the date of the grant.

During the second quarter of 1999, the Company issued 10,515 and 500 stock options to certain employees at $50.00 per share. The fair values of the Company's common stock on the dates of grant were $110 and $70 per share, respectively. Accordingly, the Company recorded deferred compensation of approximately $641,000 in connection with these options. At December 31, 2000, 4,040 stock options are outstanding and the unamortized deferred compensation of $141,000 is being amortized over the four-year vesting period of the applicable options.

During 1999, the Board of Directors approved separate stock option plans that permitted the issuance of nonqualified stock options to employees of Allegro, TCOM, iFan and Lansoft to purchase shares of Class A common stock. The number of options authorized was 62,500, 45,933, 1,697 and 10,000, respectively. The exercise prices were $160.00, $130.60, $114.10 and $170.60 respectively. All options were granted at fair value and vest quarterly over 4 years subject to continued employment.

During 2001, the Company granted to its employees and directors under its stock option plans a total of 973,017 options to purchase shares of Class A common stock with an average exercise price of $4.64 per share. As of December 31, 2001, the Company had a total of 1,855,781 options outstanding with an average exercise price of $13.50 per share.

In connection with the Company's debt restructuring, the Company issued upon the closing of the restructuring, warrants to purchase 1.8 million shares of Class A common stock at $6.10 per share. See Note 7 Notes Payable for a description of the restructuring and the warrants.

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

($in thousands, except per share amounts)                                 Year ended December 31,
                                                         -----------------------------------------------------------
                                                             2001                    2000                    1999
                                                         -----------             -----------             -----------
Net loss attributable to common stockholders:
          As reported .......................            $  (206,283)            $  (229,527)            $   (61,571)
          Pro forma .........................            $  (213,893)            $  (252,951)            $   (66,158)

Basic and diluted net loss per common share:
          As reported .......................            $    (21.85)            $    (40.14)            $    (19.63)
          Pro forma .........................            $    (22.65)            $    (44.24)            $    (21.09)

The resulting effect on the pro forma net loss disclosed for the years ended December 31, 2001, 2000 and 1999 is not likely to be representative of the effects of the net loss on a pro forma basis in future years, because the pro forma results include the impact of only two, three and four years, respectively, of grants and related vesting, while subsequent years will include additional grants and vesting. For purposes of pro-forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period.

The fair value of each option grant is estimated on the date of grant using the Black Scholes method option-pricing model (the minimum value method was used through March 12, 1999, the date of the initial filing of the Company's S-1) with the following assumptions used for grants made in 2001: dividend yield of zero (0%) percent, average risk-free interest rate of 4.4%, expected life of 5 years and volatility of 115%, in 2000: dividend yield of zero (0%) percent, average risk-free interest rate of 6.10%, expected life of 5 years and volatility of 107% and in 1999: dividend yield of zero (0%) percent, average risk-free interest rate of 5.60%, expected life of 5 years and volatility of 0% for grants made prior to Mail.com's initial public offering and 90% for grants made after Mail.com's initial public offering.

A summary of the Company's stock option activity and weighted average exercise prices is as follows:

                                                                         For the Year Ended December 31,
                                               ------------------------------------------------------------------------------------
                                                          2001                        2000                        1999
                                               --------------------------   --------------------------   --------------------------
                                                               Weighted                   Weighted                      Weighted
                                                               Average                     Average                      Average
                                                               Exercise                    Exercise                     Exercise
                                                 Options         Price        Options        Price        Options         Price
                                               -----------    -----------   -----------    -----------   -----------    -----------
Options outstanding at
beginning of period ........................     1,334,429    $     28.60       977,695    $     53.40       665,630    $     19.30
                                               -----------    -----------   -----------    -----------   -----------    -----------

Options granted ............................       973,017    $      4.64     1,487,938    $     53.00       370,279    $    112.50

Options canceled ...........................      (449,665)   $     40.49      (991,945)   $     91.10       (39,999)   $     54.40

Options exercised ..........................        (2,000)   $      5.00      (139,259)         18.20       (18,215)   $     19.30
                                               -----------    -----------   -----------    -----------   -----------    -----------
Options outstanding at
end of period ..............................     1,855,781    $     13.50     1,334,429    $     28.60       977,695    $     53.40
                                               ===========    ===========   ===========    ===========   ===========    ===========

Options exercisable at period end ..........       810,483                      631,506                      512,193
                                               ===========                  ===========                  ===========
Weighted average fair value of
options granted during the
period .....................................   $      3.92                  $     50.20                  $     74.10
                                               ===========                  ===========                  ===========

The following table summarizes information about stock options outstanding and exercisable at December 31, 2001:

                                                                   Options Outstanding               Options Exercisable
                                                      ----------------------------------------    -------------------------
                                                       Weighted
                                                        Average      Weighted         Weighted
                                                       Remaining      Average         Average
               Range of Exercise                         Number     Contractual       Exercise       Number        Exercise
                    Prices                            Outstanding      Life            Price       Exercisable       Price
                    ------                            -----------      ----            -----       -----------       -----
$1.00.......................................             90,000         3.5             $1.00         90,000          $1.00
$2.00-3.00..................................            649,968         9.7             $2.21            933          $2.00
$3.40-5.10..................................            158,067         7.4             $4.50        112,481          $4.52
$5.31-7.80..................................             37,454         6.6             $6.37         16,734          $5.97
$8.13-11.25.................................             81,489         5.5             $9.94         53,521         $10.04
$12.50-16.88................................            573,710         7.5            $15.56        287,709         $16.16
$20.00-23.36................................            122,274         1.2            $20.32        122,274         $20.32
$32.44-40.00................................             55,067         5.0            $35.00         54,975         $34.99
$50.00-74.61................................             47,533         5.7            $52.18         40,711         $51.28
$105.20-155.63..............................             33,148         4.5           $142.86         25,043        $139.33
$160.00-225.00..............................              7,048         4.4           $172.17          6,079        $172.09
$256.30.....................................                 23         0.8           $256.30             23        $256.30
                                                      ---------         ---            ------        -------         ------
                                                      1,855,781         7.4            $13.50        810,483         $20.88
                                                      =========         ===            ======        =======         ======

On May 31, 2000, the Board of Directors approved the cancellation and re-issuance of 50,000 options to an executive at an exercise price of $55.30 per share based on the closing price of the Company's Class A common stock on May 31, 2000. The options had an original exercise price of $124.40. The new options vest at the same rate that they would have vested under previous plans. Pursuant to FIN 44, stock options re-priced after December 15, 1998 are subject to variable plan accounting. The total compensation charge for the years ended December 31, 2001 and 2000 approximated $0 and $6,000, respectively.

On November 14, 2000, the Company offered to certain employees, officers and directors, including the executive mentioned above, other than the chairman, the right to re-price certain outstanding stock options to an exercise price equal to $16.90, the closing price of the Company's Class A common stock on NASDAQ on November 14, 2000. Options to purchase an aggregate of up to 632,799 shares (including the reissuance of 50,000 options on May 31, 2000) were repriced. As of December 31, 2001 options to purchase 532,595 shares were outstanding. The re-priced options will vest at the same rate that they would have vested under their original terms except that shares issuable upon exercise of these options may not be sold until after November 14, 2001. Pursuant to FIN 44, since the new exercise price was equal to the fair market value of the Company's common stock on the new measurement date, the Company did not record any compensation cost in connection with this program. However, depending upon movements in the market value of the Company's Class A common stock, this accounting treatment may result in significant non-cash compensation charges in future periods. To date, the Company has not recorded any compensation charge as the fair market value of the Company's common stock has been below the new exercise price.

(17) Employee Stock and Savings Plans

401(k) Plan

On January 3, 2000, the Company established a 401(k) Plan ("the plan"). Subject to Internal Revenue Service Code limitations, participants may contribute from 1% to 15% of pay each pay period on a before tax basis, subject to statutory limits. Such contributions are fully and immediately vested. The Company will match 50% of the first 6% of an employee's contribution with shares of Class A common stock. Vesting of the Company's matching contributions begins at 20% after the first anniversary of date of hire or plan commencement date, whichever is later, increasing by 20% each year thereafter through the fifth year until full vesting occurs. The Company's matching contributions representing 75,209 and 15,120 shares of Class A common stock for the year ended December 31, 2001 and 2000 were $412,000 and $534,000, respectively.

Upon the acquisition of STI, the Company has various plans in other countries. The participants may contribute from 2.5% to 10.5% of pay each period on a before tax basis, subject to statutory limits. Such contributions are fully and immediately vested. The Company will match 4.5% up to 20% of a participants contribution. Vesting of the Company's matching contribution is immediate. The Company's matching contributions for the year ended December 31, 2001 were $220,000.

Employee Stock Purchase Plan

On March 14, 2000, the Board of Directors adopted, and on May 18, 2000, the shareholders approved the EasyLink Employee Stock Purchase Plan (the "ESPP"). Eligible employees can contribute, through a payroll deduction in 1% increments, from a minimum of 1% to a maximum of 10% of base salary or wages. Each purchase period lasts for six months beginning on the first day of January and the first day of July. The purchase price is set at 85% of the lower of the fair market value of Mail.com Class A common stock on the first day of the purchase period or on the last day of the purchase period. The fair market value will be determined based on the closing sales price on the NASDAQ National Market. If EasyLink shares cease to be traded on the NASDAQ National Market, a committee of at least two members of the board of directors will determine the fair market value in the manner prescribed by the plan. During 2001 and 2000, employees purchased 3,869 and 6,044 shares at an average price of $4.91 and $6.10 per share, respectively. At December 31, 2001, approximately 94,000 shares were reserved for future issuances.

During 2001, the Company decided to discontinue any active participation in the ESPP. This resulted in freezing the plan effective June 30, 2001. The Company has the option of reinstating the plan at a later date.

(18) Restructuring Charges

During 2001 and 2000, restructuring charges of $25.3 million and $5.3 million, respectively, were recorded by the Company in accordance with the provisions of EITF 94-3, and Staff Accounting Bulletin 100. The Company's restructuring initiatives are related to our strategic decisions to exit the consumer messaging business and to focus on the Company's outsourced messaging business. During 2001, the Company's restructuring program included an incremental reduction in the workforce of approximately 150 employees. Employees affected by the restructuring were notified by direct personal contact and by written notification. The remaining employee benefit termination amounts will be paid out in 2002. In addition, asset disposals of $24.1 million reflect write-downs of excess fixed assets and other assets to their net realizable values. The lease abandonments represent the cost to exit the facility leases. The remaining amounts are to be paid out over the next 3 years which corresponds to the terms of the lease.


The following sets forth the activity in the Company's restructuring reserve (in thousands):

                          Beginning        Current year-         Current year-         Ending
                           balance           provision            utilization          balance
                           -------           ---------            -----------          -------
Employee termination
benefits                      $559                $879                $1,210             $228
Lease abandonments           3,136                 335                 2,932              539
Asset disposals                 --              24,123                24,123               --
Other exit costs               203                  --                   171               32
                               ---                  --                   ---               --
                            $3,898             $25,337               $28,436             $799
                            ======             =======               =======             ====

(19) Income Taxes

There is no provision for federal, state or local, and foreign income taxes for all periods presented, since the Company has incurred losses since inception. At December 31, 2001 and 2000, the Company had approximately $254 and $188 million, respectively, of federal net operating loss carryforwards available to offset future taxable income. Such carryforwards expire in various years through 2021. The Company has recorded a full valuation allowance against its deferred tax assets since management believes that, after considering all the available objective evidence, it is not more likely than not that these assets will be realized. The tax effect of temporary differences that give rise to significant portions of federal deferred tax assets principally consists of the Company's net operating loss carryforwards.

Under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), the utilization of net operating loss carryforwards may be limited under the change in stock ownership rules of the Code. The Company has not yet determined whether an ownership change has occurred.

The effects of temporary differences and tax loss carryforwards that give rise to significant portions of federal deferred tax assets and deferred tax liabilities at December 31, 2001 and 2000 are presented below, in thousands.

                                                       December 31,
                                                   ----------------------
                                                      2001         2000
                                                   ---------    ---------

         Deferred tax assets:
         Net operating loss carryforwards ......   $ 116,162    $  86,511
         Deferred revenues .....................         462        1,510
         Accounts receivable principally due to
            allowance for doubtful accounts ....       6,894          914
         Non-cash compensation .................         651          438
         Plant and equipment, principally due to
            differences in depreciation ........         907        3,392
         Write down of assets ..................       6,349        2,990
         Accrued expenses ......................       2,829        1,748
         Other .................................         756          227
                                                   ---------    ---------

         Gross deferred tax assets .............     135,010       97,730
         Less: valuation allowance .............    (135,010)     (97,730)
                                                   ---------    ---------

              Net deferred tax assets ..........   $      --    $      --
                                                   =========    =========

Of the total deferred tax assets of $135 million existing on December 31, 2001, subsequently recognized tax benefits, if any, in the amount of approximately $5.6 million will be applied directly to contributed capital when realized. This amount relates to the tax effect of deductions for stock options included in the Company's net operating loss carryforward.

(20) Valuation and Qualifying Accounts

Additions and write-offs charged to the allowance for doubtful accounts is presented below, in thousands.

                                                             Additions
                                           Balance at        charged to                                             Balance
                                          beginning of       costs and       Additions from     Deductions/         at end
Allowance for doubtful accounts               year            expenses        acquisitions       write-offs        of period
                                             -------          --------        ------------       ----------        ---------
For the year ended
December 31, 1999 ....................       $    92           $   203           $    --           $    98           $   197
For the year ended
December 31, 2000 ....................       $   197           $ 1,493           $   403           $ 1,316           $   777
For the year ended
December 31, 2001 ....................       $   777           $ 7,224           $ 8,731           $ 2,185           $14,547

(21) Geographic Information

Summarized information by geographic location is as follows:

                                               Year Ended December 31,
                                      -----------------------------------------
                                         2001            2000            1999
                                      ---------       ---------       ---------
North America:
Revenues                              $ 100,442       $  52,698       $  12,709
Operating income (loss)                (167,166)       (151,498)        (53,643)
Total assets                            161,366         306,917         137,267
Long-lived assets                       129,331         210,819          68,795

Europe:
Revenues                                 19,032              --              --
Operating income (loss)                  (3,755)             --              --
Total assets                              7,758              --              --
Long-lived assets                         1,599              --              --

Asia:
Revenues                                  4,455              --              --
Operating income (loss)                    (467)             --              --
Total assets                              1,118              --              --
Long-lived assets                           712              --              --


(22) Commitments and Contingencies

Master Carrier Agreement

In connection with the acquisition of the EasyLink Services business from AT&T Corp., The Company entered into a Master Carrier Agreement with AT&T. Under this agreement, AT&T will provide the Company with a variety of telecommunications services that are required in connection with the provision of the Company's services. The term of the agreement for network connection services is 36 months commencing after an initial ramp-up period of 6 months and the term of the agreement for private line and satellite services is 36 months commencing with the first full month in which any of these services are provided. Under the agreement, the Company has a minimum revenue commitment for network connection services equal to $3 million for each of the three years of the contract. In addition, we have a minimum revenue commitment for private line and satellite services equal to $280,000 per month during the three-year term. If the Company terminates the network connection services or the private line and satellite services prior to the term or AT&T terminates the services for our breach, the Company must pay to AT&T a termination charge equal to 50% of the unsatisfied minimum revenue commitment for these services for the period in which termination occurs plus 50% of the minimum revenue commitment for each remaining commitment period in the term.

Other Telecommunications Services

The Company has committed to purchase from MCI Worldcom a minimum of $500,000 per month in telecommunications services through December 31, 2002 and $75,000 per month in other telecommunications services through April 2004.

Legal Proceedings

From time to time the Company has been, and expects to continue to be, subject to legal proceedings and claims in the ordinary course of business. These include claims of alleged infringement of third-party patents, trademarks, copyrights, domain names and other similar proprietary rights; employment claims; and contract claims. These claims include pending claims that some of our services employ technology covered by third party patents. These claims, even if not meritorious, could require the Company to expend significant financial and managerial resources. No assurance can be given as to the outcome of one or more claims of this nature. If an infringement claim were determined in a manner adverse to the Company, the Company may be required to discontinue use of any infringing technology, to pay damages and/or to pay ongoing license fees which would increase the Company's costs of providing the service.

The Company has also received notices or claims from certain third parties for disputed and unpaid accounts payable. The Company believes that it has appropriately reserved for the amount of any liability that may arise out of these matters, and management believes that these matters will be resolved without a material effect on the Company's financial position or results of operations.

(23) Quarterly Financial Information - Unaudited

Condensed Quarterly Consolidated Statements of Operations (in thousands, except per share data)

                                                          2001                                           2000
                                       --------------------------------------------    --------------------------------------------
                                        Fourth      Third      Second       First      Fourth      Third       Second       First
                                        Quarter    Quarter     Quarter     Quarter     Quarter     Quarter     Quarter     Quarter
                                       --------    --------    --------    --------    --------    --------    --------    --------
Revenues ...........................   $ 33,801    $ 36,548    $ 33,858    $ 19,722    $ 14,077    $ 15,078    $ 13,592    $  9,951
Cost of revenues ...................     16,836      18,178      22,122      18,134      12,978      13,945      12,435       9,843
                                       --------    --------    --------    --------    --------    --------    --------    --------

Gross profit .......................     16,965      18,370      11,736       1,588       1,099       1,133       1,157         108
Operating expenses(1) ..............     89,442      30,571      50,044      49,990      40,199      37,408      37,941      39,447
                                       --------    --------    --------    --------    --------    --------    --------    --------

Loss from operations ...............    (72,477)    (12,201)    (38,308)    (48,402)    (39,100)    (36,275)    (36,784)    (39,339)
Other income/(expense), net(2) .....     (2,259)     (2,128)     (9,917)     (5,453)     (4,623)     (1,869)       (930)         17
                                       --------    --------    --------    --------    --------    --------    --------    --------

Loss from continuing operations ....    (74,736)    (14,329)    (48,225)    (53,855)    (43,723)    (38,144)    (37,714)    (39,322)
                                       --------    --------    --------    --------    --------    --------    --------    --------

Gain/(loss)
from discontinued operations .......      4,137      (1,141)    (11,960)    (54,063)    (42,108)    (15,111)    (10,183)     (3,222)
Extraordinary gains (losses) .......      7,795        (334)      1,079      39,349          --          --          --          --
                                       --------    --------    --------    --------    --------    --------    --------    --------
Net loss ...........................    (62,804)    (15,804)    (59,106)    (68,569)    (85,831)    (53,255)    (47,897)    (42,544)
                                       ========    ========    ========    ========    ========    ========    ========    ========

Basic and diluted loss
per common share:

Loss from continuing operations ....   $  (5.94)   $  (1.54)   $  (5.48)   $  (7.64)   $  (7.09)   $  (6.33)   $  (6.57)   $  (7.97)
Gain/(loss) from discontinued
operations .........................       0.33       (0.12)      (1.36)      (7.66)      (6.83)      (2.50)      (1.78)      (0.65)
Extraordinary gain (loss) ..........       0.62       (0.04)       0.12        5.58          --          --          --          --
                                       --------    --------    --------    --------    --------    --------    --------    --------
Net loss ...........................   $  (4.99)   $  (1.70)   $  (6.72)   $  (9.72)   $ (13.92)   $  (8.83)   $  (8.35)   $  (8.62)
                                       ========    ========    ========    ========    ========    ========    ========    ========

Due to changes in the number of shares outstanding, quarterly loss per share amounts do not necessarily add to the totals for the years.

(1) Included in operating expenses are impairment and restructuring charges of $60,000 in Q4 2001, $50 in Q3 2001, $15,248 in Q2 2001, $12,239 in
         Q1 2001 and $5,338 in Q4 2000. Also included in operating expenses is a loss on sale of business of $1.8 million in Q1 2001 and a write-off of acquired in-process research and development of $7.7 million in Q1 2000.

(2) Included in other income/(expense) are impairment charges of $7,463 in Q2 2001, $2,668 in Q1 2001 and $200 in Q4 2000. Also included in other income/(expense) is a $2.1 million loss on an equity investment in Q1 2000.

                                   Signatures

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 1, 2002.

                                                 EasyLink Services Corporation

                                                 By /s/ GERALD GORMAN*
                                                    ----------------------------
                                                    (Gerald Gorman, Chairman)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 1, 2002.

/s/  GERALD GORMAN*            Chairman, Director
------------------------
(Gerald Gorman)


/s/  THOMAS MURAWSKI*          Chief Executive Officer
------------------------       (Principal Executive Officer), Director
(Thomas Murawski)


/s/  BRADLEY P. SCHRADER*      President
------------------------
(Bradley P. Schrader)


/s/  DEBRA L. MCCLISTER*       Executive Vice President and Chief Financial Officer
------------------------       (Principal Accounting and Financial Officer)
(Debra L. McClister)


/s/  DAVID AMBROSIA*           Executive Vice President, General Counsel
------------------------            and Secretary
(David Ambrosia)


/s/  GEORGE ABI ZEID*          President, International Operations, Director
------------------------
(George Abi Zeid)


/s/  WILLIAM DONALDSON*        Director
------------------------
(William Donaldson)


/s/  STEPHEN M. DUFF*          Director
------------------------
(Stephen M. Duff)


/s/  STEPHEN KETCHUM*          Director
------------------------
(Stephen Ketchum)


/s/  JACK KUEHLER*             Director
------------------------
(Jack Kuehler)

                               *By /S/ DAVID AMBROSIA
                               (David Ambrosia, Attorney-in-Fact)

                                    Part III

The information required by Items 10 through 13 in this part is omitted Pursuant to Instruction G of form 10-K since the Corporation intends to File with the Commission a definitive Proxy Statement, pursuant to Regulation 14A, not later than 120 days after December 31, 2001.

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

2.6 Letter Agreement dated January 31, 2001 between Mail.com, Inc. and George Abi Zeid relating to the 25% minority interests in Xtreme Global Communications (S) Pte Ltd. and Xtreme Global Communications Sdn Bhd. (Incorporated by reference to Exhibit 2.3 of Mail.com, Inc.'s Current Report on Form 8-K filed February 8, 2001)

2.7 Asset Purchase dated December 14, 2000 between AT&T Corp. and Swift Telecommunications, Inc. (Incorporated by reference to Exhibit 2.1 of Mail.com, Inc.'s Current Report on Form 8-K filed March 9, 2001)

2.8+ Asset Purchase Agreement dated as of March 30, 2001 by and among Mail.com, Inc. and Net2Phone EMail, Inc. (Incorporated by reference to
         Exhibit 2.8 of EasyLink Services Corporation's Annual Report on Form 10-K for the year ended December 31, 2001)

3.1 Amended and Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 4.1 of Mail.com, Inc.'s Registration Statement on Form S-8 filed June 19, 2000)

3.2 Certificate of Amendment of Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 4.2 of Mail.com, Inc.'s Registration Statement on Form S-8 filed June 19, 2000)

3.3 Certificate of Ownership and Merger. (Incorporated by reference to Exhibit 3.3 of EasyLink Services Corporation's Annual Report on Form 10-K for the year ended December 31, 2001)

3.4 By-Laws. (Incorporated by reference to Exhibit 4.3 of Mail.com, Inc.'s Registration Statement on Form S-8 filed June 19, 2000)

3.5 Certificate of Amendment of Amended and Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 4.1 of EasyLink Services Corporation's Current Report on Form 8-K filed January 22,
         2002)

4.1**    Specimen Class A common stock certificate.

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

10.93 Security Agreement between Swift EasyLink Co., Inc. and AT&T Corp. dated January 31, 2001 securing promissory note in original principal amount of $35 million. (Incorporated by reference to Exhibit 99.5 of Mail.com, Inc.'s Current Report on Form 8-K filed March 9, 2001)

10.94 Note Purchase Agreement dated as of March 13, 2001, by and among Mail.com, Inc., Mail.com Business Messaging Services, Inc., The Allegro Group, Inc. and the purchasers listed therein. (Incorporated by reference to Exhibit 99.1 of Mail.com, Inc.'s Current Report on Form 8-K filed March 26, 2001)

10.95 Registration Rights Agreement dated as of March 13, 2001, by and among Mail.com, Inc. and the holders of Notes listed therein. (Incorporated by reference to Exhibit 99.2 of Mail.com, Inc.'s Current Report on Form 8-K filed March 26, 2001)

10.96 Common Stock Purchase Agreement dated as of March 13, 2001, by and between Mail.com, Inc., and the purchaser listed therein. (Incorporated by reference to Exhibit 99.3 of Mail.com, Inc.'s Current Report on Form 8-K filed March 26, 2001)

10.97 Registration Rights Agreement dated as of March 13, 2001, by and between Mail.com, Inc. and the investor listed therein. (Incorporated by reference to Exhibit 99.4 of Mail.com, Inc.'s Current Report on Form 8-K filed March 26, 2001)

10.98* Transition Services Agreement dated January 31, 2001 between AT&T Corp. and Swift Telecommunications, Inc. (Incorporated by reference to Exhibit 2.2 of Mail.com, Inc.'s Current Report on Form 8-K filed March 9, 2001)

10.99* Master Carrier Agreement dated January 31, 2001 between AT&T Corp. and Swift Telecommunications, Inc. (Incorporated by reference to Exhibit
         2.3 of Mail.com, Inc.'s Current Report on Form 8-K filed March 9, 2001)

10.100 Shareholding Interest Transfer Agreement by and among eLong, Inc., eLong.com (Beijing), Ltd., Asia.com, Inc., and Easylink Services Corporation (Incorporated by reference to Exhibit 2 of EasyLink Service Corporation's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001)

10.101 Exchange Agreement Amendment dated as of July 10, 2001, by and among EasyLink Services Corporation and the investors signatory thereto. (Incorporated by reference to Exhibit 99.1 of EasyLink Services Corporation's Current Report on Form 8-K filed July 24, 2001)

10.102 Modification Agreement, effective as of June 1, 2001, by and among GATX Technology Services Corporation and EasyLink Services Corporation. (Incorporated by reference to Exhibit 99.1 of EasyLink Services Corporation's Current Report on Form 8-K filed September 28, 2001)

10.103 Modification Agreement, effective as of June 1, 2001, by and between GATX Technology Services Corporation, as successor in interest to Pacific Atlantic Systems Leasing, and EasyLink Services Corporation. (Incorporated by reference to Exhibit 99.2 of EasyLink Services Corporation's Current Report on Form 8-K filed September 28, 2001)

10.104 Modification Agreement, effective as of June 1, 2001, between EasyLink Services Corporation, as successor to Mail.com, Inc., and Associates Leasing, Inc. (Incorporated by reference to Exhibit 99.3 of EasyLink Services Corporation's Current Report on Form 8-K filed September 28,
         2001)

10.105 Modification Agreement, effective as of June 1, 2001, by and among Forsythe McArthur Associates, Inc. and EasyLink Services Corporation. (Incorporated by reference to Exhibit 99.4 of EasyLink Services Corporation's Current Report on Form 8-K filed September 28, 2001)

10.106 Modification Agreement, effective as of June 1, 2001, by and among Pentech Financial Services, Inc. and EasyLink Services Corporation. (Incorporated by reference to Exhibit 99.5 of EasyLink Services Corporation's Current Report on Form 8-K filed September 28, 2001)

10.107 Modification Agreement, effective as of June 1, 2001, by and among Phoenix Leasing Incorporated, EasyLink Services USA, Inc. and EasyLink Services Corporation. (Incorporated by reference to Exhibit 99.6 of EasyLink Services Corporation's Current Report on Form 8-K filed September 28, 2001)

10.108 Modification Agreement, effective as of June 1, 2001, by and among MicroTech Leasing Corp. and EasyLink Services Corporation. (Incorporated by reference to Exhibit 99.7 of EasyLink Services Corporation's Current Report on Form 8-K filed September 28, 2001)

10.109 Letter Agreement, effective as of June 1, 2001, by and between AT&T Corp. and EasyLink Services Corporation. (Incorporated by reference to
         Exhibit 99.8 of EasyLink Services Corporation's Current Report on Form 8-K filed September 28, 2001)

10.110 Letter Agreement, effective as of June 1, 2001, by and between George Abi Zeid and EasyLink Services Corporation. (Incorporated by reference to Exhibit 99.9 of EasyLink Services Corporation's Current Report on Form 8-K filed September 28, 2001)

10.111 Letter Agreement, dated September 12, 2001, by and between Transamerica Business Credit Corporation and EasyLink Services Corporation. (Incorporated by reference to Exhibit 99.10 of EasyLink Services Corporation's Current Report on Form 8-K filed September 28, 2001)

10.112 Letter Agreement, dated as of June 1, 2001, by and between Leasing Technologies International, Inc. and EasyLink Services Corporation. (Incorporated by reference to Exhibit 99.11 of EasyLink Services Corporation's Current Report on Form 8-K filed September 28, 2001)

10.113 Modification Agreement, effective as of June 1, 2001, by and among Fleet Business Credit, LLC, formerly Fleet Business Credit Corporation and EasyLink Services Corporation., formerly Mail.com, Inc. (Incorporated by reference to Exhibit 99.12 of EasyLink Services Corporation's Current Report on Form 8-K filed September 28, 2001)

10.114 Modification agreement dated as June 1, 2001 by and between AT&T Corp. and EasyLink Services Corporation. (Incorporated by reference to Exhibit 99(1) of EasyLink Service Corporation's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001)

10.115 Modification agreement dated as June 1, 2001 by and among Leasing Technologies International, Inc. and EasyLink Services Corporation. (Incorporated by reference to Exhibit 99(2) of EasyLink Service Corporation's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001)

10.116   Press Release dated January 15, 2002. (Incorporated by reference to
         Exhibit 99.1 of EasyLink Services Corporation's Current Report on Form 8-K filed January 15, 2002)

10.117 Employment Agreement between EasyLink Services Corporation and Thomas Murawski dated February 1, 2002. (Incorporated by reference to Exhibit 10 to Amendment No. 1 to EasyLink Service Corporation's Registration Statement on Form S-3, Registration No. 333-76578)

21       Subsidiaries of EasyLink Services Corporation

23       Consent of KPMG LLP.

24       Power of Attorney.

*        Confidential treatment granted.

**       Filed herewith

+ Disclosure schedules and other attachments are omitted, but will be furnished supplementally to the Commission upon request.