Form 10-K/A
period 2001-12-31
EASYLINK SERVICES CORP
filed 2002-04-19
CIK 1081661

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

                                 Amendment No. 1

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

Easylink Services Corporation hereby amends its December 31, 2001 Form 10-K in order to correct the disclosure of federal net loss carryforwards previously disclosed in the year ended December 31, 2001 income tax footnote. The change made herein did not result in any changes to the dollar amounts previously recorded for revenues, net loss, net loss per share, total assets, total liabilities or total stockholders' equity.

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
                            ======             =======               =======             ====

(19) Income Taxes

There is no provision for federal, state or local, and foreign income taxes for all periods presented, since the Company has incurred losses since inception. At December 31, 2001 and 2000, the Company had approximately $178 and $188 million, respectively, of federal net operating loss carryforwards available to offset future taxable income. Such carryforwards expire in various years through 2021. The Company has recorded a full valuation allowance against its deferred tax assets since management believes that, after considering all the available objective evidence, it is more likely than not that these assets will be realized. The tax effect of temporary differences that give rise to significant portions of federal deferred tax assets principally consists of the Company's net operating loss carryforwards.

Under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), the utilization of net operating loss carryforwards may be limited under the change in stock ownership rules of the Code. As a result of the various equity transactions, management believes the Company may have experienced an "ownership change" as defined by Section 382. Accordingly, the utilization of net operating loss carryforwards would be subject to an annual limitation in offsetting future taxable income and a portion may expire before utilization.

The effects of temporary differences and tax loss carryforwards that give rise to significant portions of federal deferred tax assets and deferred tax liabilities at December 31, 2001 and 2000 are presented below, in thousands.

                                                       December 31,
                                                   ----------------------
                                                      2001         2000
                                                   ---------    ---------

         Deferred tax assets:
         Net operating loss carryforwards ......   $  75,026    $  86,511
         Deferred revenues .....................         422        1,510
         Accounts receivable principally due to
            allowance for doubtful accounts ....       6,294          914
         Non-cash compensation .................         594          438
         Plant and equipment, principally due to
            differences in depreciation ........         828        3,392
         Write down of assets ..................       4,894        2,990
         Accrued expenses ......................       2,583        1,748
         Restructuring reserve .................         973           --
         Other .................................         118          227
                                                   ---------    ---------

         Gross deferred tax assets .............      91,732       97,730
         Less: valuation allowance .............     (91,732)     (97,730)
                                                   ---------    ---------

              Net deferred tax assets ..........   $      --    $      --
                                                   =========    =========

Of the total deferred tax assets of $92 million existing on December 31, 2001, subsequently recognized tax benefits, if any, in the amount of approximately $5.6 million will be applied directly to contributed capital when realized. This amount relates to the tax effect of deductions for stock options included in the Company's net operating loss carryforward.

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

                                   Signatures

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 19, 2002.

                                              EasyLink Services Corporation

                                              By  /s/ DEBRA L. MCCLISTER*       Executive Vice President and Chief Financial Officer
                                                  -----------------------       (Principal Accounting and Financial Officer)
                                                  (Debra L. McClister)

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

10.117 Employment Agreement between EasyLink Services Corporation and Thomas Murawski dated February 1, 2002. (Incorporated by reference to Exhibit 10 to Amendment No. 1 to EasyLink Service Corporation's Registration Statement on Form S-3, Registration No. 333-76578)

21**     Subsidiaries of EasyLink Services Corporation

23***    Consent of KPMG LLP.

24**     Power of Attorney.

*        Confidential treatment granted.

**       Previously filed

***      Filed herewith

+ Disclosure schedules and other attachments are omitted, but will be furnished supplementally to the Commission upon request.