Form 10-Q
period 2002-03-31
EASYLINK SERVICES CORP
filed 2002-05-15
CIK 1081661

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                                   (Mark One)


     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Common stock outstanding at April 30, 2002: Class A common stock $0.01 par value 15,287,548 shares, and Class B common stock $0.01 par value 1,000,000 shares.

                          EASYLINK SERVICES CORPORATION
                                 MARCH 31, 2002
                                    FORM 10-Q
                                      INDEX


                                                                                                                           Page
                                                                                                                          Number

PART I:    FINANCIAL INFORMATION

Item 1:    Condensed Consolidated Financial Statements:

           Condensed Consolidated Balance Sheets as of March 31,
           2002 (unaudited) and December 31, 2001........................................................................   3

           Unaudited Condensed Consolidated Statements of Operations for the
           three months ended March 31, 2002 and 2001....................................................................   4

           Unaudited Condensed Consolidated Statements of Cash Flows for the
           three months ended March 31, 2002 and 2001....................................................................   5

           Notes to Unaudited Interim Condensed Consolidated Financial Statements........................................   7

Item 2:    Management's Discussion and Analysis of Financial Condition and Results of Operations.........................  26

Item 3:    Qualitative and Quantitative Disclosure about Market Risk.....................................................  36

PART II:   OTHER INFORMATION

Item 1:    Legal Proceedings.............................................................................................  48

Item 2:    Changes in Securities and Use of Proceeds.....................................................................  48

Item 6:    Exhibits and Reports on Form 8-K..............................................................................  48

Item 7:    Signatures....................................................................................................  49

                          Easylink Services Corporation
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

                                                                                                 March 31,          December 31,
                                                                                                   2002                2001
                                                                                              ---------------     ---------------
                                          ASSETS                                                (unaudited)           Note 1(b)
Current assets:
Cash and cash equivalents ...........................................................         $        10,925     $        13,278
Accounts receivable, net of allowance for doubtful accounts
   $14,583 and $14,547 as of March 31, 2002 and December 31, 2001, respectively .....                  18,610              21,812
Prepaid expenses and other current assets ...........................................                   2,391               1,810
                                                                                              ---------------     ---------------
Total current assets ................................................................                  31,926              36,900
                                                                                              ---------------     ---------------
Property and equipment, net .........................................................                  20,233              21,956
Investments .........................................................................                   1,535               1,535
Goodwill ............................................................................                  68,835              65,491
Intangible assets, net ..............................................................                  36,770              42,446
Other ...............................................................................                   1,876               1,914
                                                                                              ---------------     ---------------
Total assets ........................................................................         $       161,175     $       170,242
                                                                                              ===============     ===============
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable ....................................................................         $        15,936     $        16,182
Accrued expenses ....................................................................                  26,530              32,702
Restructuring reserves payable ......................................................                     593                 799
Current portion of capital lease obligations ........................................                     478                 554
Current portion of notes payable ....................................................                     269                --
Current portion of capitalized interest on notes payable ............................                   1,349               1,410
Deferred revenue ....................................................................                     595                 759
Other current liabilities ...........................................................                     489                 413
Net liabilities of discontinued operations ..........................................                     457               1,675
                                                                                              ---------------     ---------------
Total current liabilities ...........................................................                  46,696              54,494
                                                                                              ---------------     ---------------
Capital lease obligations, less current portion .....................................                     512                 566
Capitalized interest on notes payable, less current portion .........................                  11,945              12,659
Notes payable .......................................................................                  80,718              80,923
                                                                                              ---------------     ---------------
Total liabilities ...................................................................                 139,871             148,642
                                                                                              ---------------     ---------------
Contingent share issuance on notes payable ..........................................                   1,042               1,091

Stockholders' equity:
Common stock, $0.01 par value; 510,000,000 shares authorized at March 31, 2002 and December 31, 2001, respectively:
   Class A--500,000,000 shares authorized at March 31, 2002 and December 31,
   2001; 15,273,161 and 14,580,211 shares issued and
   outstanding at March 31, 2002 and December 31, 2001, respectively ................                     153                 146
   Class B--10,000,000 shares authorized at March 31, 2002 and December 31, 2001
   respectively, 1,000,000 issued and outstanding at March 31, 2002 and December 31, 2001                  10                  10
Additional paid-in capital ..........................................................                 536,089             533,878
Deferred compensation ...............................................................                    --                   (42)
Accumulated other comprehensive income(loss) ........................................                     108                 (37)
Accumulated deficit .................................................................                (516,098)           (513,446)
                                                                                              ---------------     ---------------
Total stockholders' equity ..........................................................                  20,262              20,509
                                                                                              ---------------     ---------------
Commitments and contingencies

Total liabilities and stockholders' equity ..........................................         $       161,175     $       170,242
                                                                                              ===============     ===============

                  See accompanying notes to unaudited condensed
                       consolidated financial statements.

                          EasyLink Services Corporation
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)
                                   (unaudited)

                                                                                                Three Months Ended March  31,
                                                                                              -----------------------------------
                                                                                                   2002                2001
                                                                                              ---------------     ---------------

Revenues ............................................................................         $        30,305     $        19,722

Cost of revenues ....................................................................                  15,872              18,134
                                                                                              ---------------     ---------------
Gross profit ........................................................................                  14,433               1,588
                                                                                              ---------------     ---------------
Sales and marketing .................................................................                   5,312              10,562
General and administrative ..........................................................                   7,272               9,337
Product development .................................................................                   1,773               3,129
Amortization of goodwill and other intangible assets ................................                   1,689              12,396
Restructuring and impairment charges ................................................                    --                12,239
Loss on sale of business ............................................................                    --                 2,327
                                                                                              ---------------     ---------------
Total operating expenses ............................................................                  16,046              49,990
                                                                                              ---------------     ---------------
Loss from operations ................................................................                  (1,613)            (48,402)
                                                                                              ---------------     ---------------
Other income (expense):
Interest income .....................................................................                     112                 251
Interest expense ....................................................................                  (1,160)             (3,110)
Impairment of investments ...........................................................                    --                (2,668)
Other, net ..........................................................................                       9                  74
                                                                                              ---------------     ---------------
Total other (expense) income, net ...................................................                  (1,039)             (5,453)
                                                                                              ---------------     ---------------
Loss from continuing operations .....................................................                  (2,652)            (53,855)
                                                                                              ---------------     ---------------
Loss from discontinued operations ...................................................                    --               (54,064)
                                                                                              ---------------     ---------------
Loss before extraordinary item ......................................................                  (2,652)           (107,919)
Extraordinary gains .................................................................                    --                39,349
                                                                                              ---------------     ---------------
Net loss ............................................................................         $        (2,652)    $       (68,570)
                                                                                              ===============     ===============
Basic and diluted net loss per common share:

Loss from continuing operations .....................................................         $         (0.16)    $         (7.64)
Loss from discontinued operations ...................................................                    --                 (7.66)
Extraordinary gains .................................................................                    --                  5.58
                                                                                              ---------------     ---------------
Net loss ............................................................................         $         (0.16)    $         (9.72)
                                                                                              ===============     ===============
Weighted-average basic and diluted shares outstanding ...............................              16,166,200           7,052,837
                                                                                              ===============     ===============

                       See accompanying notes to unaudited
                  condensed consolidated financial statements.

                          EasyLink Services Corporation
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                                Three Months Ended March  31,
                                                                                              -----------------------------------
                                                                                                   2002                2001
                                                                                              ---------------     ---------------

Cash flows from operating activities:
Net loss ............................................................................         $        (2,652)    $       (68,570)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations ...................................................                    --                54,064
Amortization of partner advances ....................................................                    --                 2,304
Non-cash interest ...................................................................                   1,130                 474
Depreciation and amortization .......................................................                   2,493               6,257
Amortization of goodwill and other intangible assets ................................                   2,032              12,396
Provision for doubtful accounts .....................................................                     752               1,163
Provision for restructuring and impairments .........................................                    (206)             12,239
Extraordinary gains .................................................................                    --               (39,349)
Amortization of domain assets .......................................................                    --                   233
Amortization of deferred compensation ...............................................                      42                  86
Amortization of debt issuance costs .................................................                      42                 189
Loss on sale of advertising network .................................................                    --                 2,327
Other ...............................................................................                      13                  (8)
Impairments of investments ..........................................................                    --                 2,668
Changes in operating assets and liabilities, net of effect of acquisitions and discontinued operations:
Accounts receivable, net ............................................................                   2,450                 (17)
Prepaid expenses and other current assets ...........................................                    (581)              2,275
Proceeds from sales and maturities of marketable securities .........................                    --                12,514
Other assets ........................................................................                      74              (2,172)
Accounts payable, accrued expenses and other current liabilities ....................                  (6,369)              6,309
Deferred revenue ....................................................................                    (164)               (272)
                                                                                              ---------------     ---------------
Net cash (used in) provided by operating activities .................................                    (944)              5,110
                                                                                              ---------------     ---------------
Cash flows from investing activities:
Proceeds from sale of advertising network ...........................................                    --                 3,000
Purchases of property and equipment, including capitalized software .................                    (783)             (2,277)
Acquisitions, net of cash paid (acquired) ...........................................                    --               (15,280)
                                                                                              ---------------     ---------------
Net cash used in investing activities ...............................................                    (783)            (14,557)
                                                                                              ---------------     ---------------
Cash flows from financing activities:
Net proceeds from issuance of Class A common stock ..................................                    --                 3,010
Issuance of shares to employee benefit plans ........................................                     100                 113
Proceeds from issuance of convertible notes, net ....................................                    --                14,110
Payments under capital lease obligations ............................................                    (209)             (2,997)
Interest payments on restructured notes .............................................                    (362)               --
Principal payments of notes payable .................................................                    --                  (284)
                                                                                              ---------------     ---------------
Net cash (used in) provided by financing activities .................................                    (471)             13,952
                                                                                              ---------------     ---------------
Effect of foreign exchange rate changes on cash and cash equivalents ................                     145                  (1)
Net (decrease) increase in cash and cash equivalents ................................                  (2,053)              4,504
Cash (used in) provided by discontinued operations ..................................                    (300)              3,813
Cash and cash equivalents at beginning of the period ................................                  13,278               4,331
                                                                                              ---------------     ---------------
Cash and cash equivalents at the end of the period ..................................         $        10,925     $        12,648
                                                                                              ===============     ===============

Supplemental disclosure of non-cash information:

During the three months ended March 31, 2002 and 2001, the Company paid approximately $1.3 million and $2.2 million, respectively, for interest. In addition, we issued 441,037 shares of Class A common stock valued at approximately $1.3 million as payment for interest in lieu of cash during the three months ended March 31, 2002 (see Note 6).

During the three months ended March 31, 2002, the Company issued shares of Class A common stock as follows:

The Company issued 56,075 shares of Class A common stock valued at approximately $314,000 in connection with the divestiture of a subsidiary of the Company's India.com subsidiary (see Note 7).

The Company issued 36,232 shares of Class A common stock valued at approximately $203,000 in connection with the settlement of an indemnification obligation arising out of the sale of Asia.com's eLong.com business. The indemnification obligation arose out of a contingent payment obligation owed by eLong.com to the sellers of a business purchased by eLong.com (see Note 7).

The Company issued 11,549 shares of Class A common stock valued at approximately $73,000 in payment of a bonus to an employee.

The Company issued 21,016 shares of Class A common stock valued at approximately $78,000 to a consultant in payment of consulting fees.

During the three months ended March 31, 2001, the Company issued 61,475 shares of Class A common stock valued at approximately $655,000 to certain former employees of Asia.com and India.com as severance payments.

Non-cash investing activities:

During the three months ended March 31, 2001, the Company issued 22,222 shares of its Class A common stock in connection with an investment. These transactions resulted in non-cash investing activities of $285,000 (see Note 3).

During the three months ended March 31, 2001, the Company issued 1,876,618 shares of its Class A common stock in connection with certain acquisitions. These transactions resulted in non-cash investing activities of $30.8 million (see Note 2).

Non-cash financing activities:

During the three months ended March 31, 2002, we issued 100,000 shares of Class A common stock in connection with the March 20, 2001 private placement (See Note 8).

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

In March 2000, EasyLink formed WORLD.com to develop the Company's extensive portfolio of domain names into major Web properties, such as Asia.com and India.com, which served the business-to-business and business-to-consumer marketplace. Through its subsidiaries, WORLD.com generated revenues primarily from sales of information technology products, system integration and website development for other companies, advertising related sales and commissions earned from booking travel arrangements. On November 2, 2000, the Company announced that it would sell all assets not related to its core outsourced messaging business, including its Asia.com Inc., and India.com Inc. subsidiaries, and its portfolio of category-defining domain names. On May 3, 2001, Asia.com, Inc. sold its business to an investor group. In October 2001, the Company sold 90% of a subsidiary of India.com, Inc. and the Company has ceased conducting its portal business. Accordingly, the results of World.com and its subsidiaries have been restated as discontinued operations in our consolidated financial statements for all periods presented. See Notes 1(c) and 7 for additional information.

(b) Unaudited Interim Condensed Consolidated Financial Information

The accompanying interim condensed consolidated financial statements as of March 31, 2002 and for the three months ended March 31, 2002 and 2001 have been prepared by the Company and are unaudited. In the opinion of management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the consolidated financial position of EasyLink Services as of March 31, 2002 and the consolidated results of operations and cash flows for the interim periods ended March 31, 2002 and 2001. The results of operations for any interim period are not necessarily indicative of the results of operations for any other future interim period or for a full fiscal year. The condensed consolidated balance sheet at December 31, 2001 has been derived from audited consolidated financial statements at that date.

For each of the years ended December 31, 2001 and 2000, the Company received a report from its independent accountants containing an explanatory paragraph stating that the Company suffered recurring losses from operations since inception and has a working capital deficiency that raises substantial doubt about the Company's ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management believes the Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, and ultimately to achieve profitable operations. Management is continuing the process of further reducing operating costs and increasing its sales efforts. There can be no assurance that the Company will be successful in these efforts.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. It is suggested that these unaudited interim condensed consolidated financial statements be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2001 as included in the Company's Form 10-K/A filed with the Securities and Exchange Commission on April 19, 2002.

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

WORLD.com, Inc., a wholly owned subsidiary, and its majority-owned subsidiaries have been reflected as discontinued operations and prior year amounts have been reclassified to reflect such treatment (See Note 7).

Effective January 23, 2002, the Company authorized and implemented a 10-for-1 reverse stock split of all issued and outstanding stock. Accordingly, all issued and outstanding share and per share amounts in the accompanying consolidated financial statements that predate the reverse stock split have been retroactively restated to reflect the reverse stock split.

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

(e) Accounting for Impairment of Long-Lived and Intangible Assets

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

(f) Revenue Recognition

The Company's business information exchange services include transaction delivery services such as electronic data interchange or "EDI," telex, desktop fax, broadcast and production messaging services; managed e-mail and groupware hosting services, and services that help protect corporate e-mail systems such as virus protection, spam control and content filtering services, and professional messaging services and support. The Company derives revenues from monthly per-message and usage-based charges for its transaction delivery services; from monthly per-user or per-message fees for managed e-mail and groupware hosting and virus protection, spam control and content filtering services, and license and consulting fees for our professional services. Revenue from services is recognized as the services are performed.

Facsimile license revenue is recognized over the average estimated customer life of 3 years. The Company also licenses software under noncancellable license agreements. License fee revenues are recognized when a noncancellable license fee is in force, the product has been delivered and accepted, the license fee is fixed, vendor specific objective evidence exists for the undelivered element and collectibility is reasonably assured. Maintenance and support revenues are deferred and recognized ratably over the term of the related agreements. The Company also may host the software if requested by the customer. The customer has the option to decide who hosts the application. If the Company provides the hosting, revenue from hosting is ratably recognized over the hosting periods. Pursuant to Emerging Issues Task Force 00-3, "Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software on Another Entity's Hardware", if the customer has the option of hosting the software itself or contracting with an unrelated third party to host the software, the hosting fee is ratably recognized over the hosting period.

The Company also enters into supplier arrangements providing bulk services, at a fixed price and minimum quantity to certain customers for a specified period of time. Revenues earned under such arrangements are recognized over the term of the arrangement assuming collection of the resultant receivable is probable.

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

The Company also traded advertisements on its Web properties in exchange for advertisements on the Internet sites of other companies as part of the ad network business. Barter revenues and expenses were recorded at the fair market value of services provided or received; whichever is more determinable in the circumstances. Revenue from barter transactions were recognized as income when advertisements were delivered on the Company's Web properties. Barter expense was recognized when the Company's advertisements are run on other companies' Web sites, which is typically in the same period when barter revenue was recognized. If the advertising impressions were received from the customer prior to the Company delivering the agreed-upon advertising impressions, a liability was recorded, and if the Company delivered the advertising impressions to the other companies' Web sites prior to receiving the agreed-upon advertising impressions, a prepaid expense was recorded. At March 31, 2002 and December 31, 2001, the Company had no liability for barter advertising to be delivered. Barter revenues, which are a component of advertising revenue, amounted to $0 and $0.6 million for the three months ended March 31, 2002 and 2001, respectively. For the three months ended March 31, 2002 and 2001, barter expenses, which is a component of cost of revenues, were approximately $0 and $0.6 million, respectively.

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

(g) Financial Instruments and Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash, cash equivalents, restricted investments, marketable securities, accounts receivable, notes payable and convertible notes payable. At March 31, 2002 and December 31, 2001, the fair value of cash, cash equivalents, restricted investments, marketable securities and accounts receivable approximated their financial statement carrying amount because of the short-term maturity of these instruments. The recorded values of notes payable and convertible notes payable approximate their fair values, as interest approximates market rates with the exception of the Convertible Subordinated Notes payable with a carrying value of $24.1 million, which has an estimated fair value of $6.3 million and $6.6 million at March 31, 2002 and December 31, 2001, respectively, based upon quoted market prices (See Note 6).

Credit is extended to customers based on the evaluation of their financial condition and collateral is not required. The Company performs ongoing credit assessments of its customers and maintains an allowance for doubtful accounts. One customer accounted for 10% of the accounts receivable at December 31, 2000. In February 2001, that customer was acquired by the Company (see Note 2). No single customer exceeded 10% of either total revenues or accounts receivable as of and for the three months ended March 31, 2002 or 2001. Revenues from the Company's five largest customers accounted for an aggregate of 6% of the Company's total revenues for the three months ended March 31, 2002 and 2001.

(h) Basic and Diluted Net Loss Per Share

Loss per share is presented in accordance with the provisions of SFAS No. 128, "Earnings Per Share", and the Securities and Exchange Commission Staff Accounting Bulletin No. 98. Under SFAS No. 128, basic Earnings per Share ("EPS") excludes dilution for common stock equivalents and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. Diluted net loss per share is equal to basic loss per share since all common stock equivalents are anti-dilutive for each of the periods presented. Diluted net loss per share for the periods ended March 31, 2002 and 2001 does not include shares issuable upon exercise of employee stock options and warrants and upon conversion of convertible notes.

(i) Recent Accounting Pronouncements

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

The Company adopted the provisions of Statement 141 immediately and Statement 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 were amortized prior to the adoption of Statement 142.

Statement 141 requires, upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company is required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company is required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

In connection with the transitional goodwill impairment evaluation, Statement 142 requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company has up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which will be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.

As of January 1, 2002, the date of adoption, the Company had unamortized goodwill and other intangible assets in the amount of $107.9 million, which is subject to the transition provisions of Statement 142. Amortization expense related to goodwill and other intangible assets of continuing operations was $52.1 million for the year ended December 31, 2001. Because of the extensive effort needed to comply with adopting Statement 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at this time, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle. However, it is possible that this assessment could result in an impairment charge during the second quarter of 2002.

The following unaudited pro forma disclosure presents the adoption of Statement 142 as if it had occurred at the beginning of all periods presented:

                                                                                                           March 31,
                                                                                              -----------------------------------
(In thousands, except per share amounts)                                                           2002                2001
                                                                                              ---------------     ---------------

Loss from continuing operations .....................................................         $        (2,652)    $       (53,855)
Add back: Goodwill amortization .....................................................                    --                11,049
Adjusted loss from continuing operations ............................................                  (2,652)            (42,806)

Loss from discontinued operations ...................................................                    --               (54,064)
Add back: Goodwill amortization .....................................................                    --                 3,407
Adjusted loss from discontinued operations ..........................................                    --               (50,657)

Extraordinary gains .................................................................                    --                39,349
Adjusted net loss ...................................................................         $        (2,652)    $       (54,114)

Basic and diluted net loss per common share:
Loss from continuing operations .....................................................         $         (0.16)    $         (7.64)
Goodwill amortization from continuing operations ....................................                    --                  1.57
Adjusted loss from continuing operations ............................................                   (0.16)              (6.07)

Loss from discontinued operations ...................................................                    --                 (7.66)
Goodwill amortization from discontinued operations ..................................                    --                  0.48
Adjusted loss from discontinued operations ..........................................                    --                 (7.18)

Extraordinary gains .................................................................                    --                  5.58
Adjusted net loss ...................................................................         $         (0.16)    $         (7.67)

Weighted average basic and diluted shares outstanding ...............................                  16,166               7,053

Included in the Company's balance sheet as of March 31, 2002 are the following (in thousands):

                                                                                                Accumulated
                                                                            Gross Cost         Amortization             Net
                                                                          ---------------     ---------------     ---------------
Goodwill .............................................................    $       152,659     $       (83,824)    $        68,835

Intangibles with finite lives:
   Technology ........................................................             16,550              (6,347)             10,203
   Trademark .........................................................             16,000              (1,733)             14,267
   Customer lists ....................................................             11,000              (1,192)              9,808
   Software development and licenses .................................              4,580              (2,088)              2,492
                                                                          ---------------     ---------------     ---------------
                                                                          $        48,130     $       (11,360)    $        36,770
                                                                          ===============     ===============     ===============

Amortization related to intangible assets with finite lives was $2.0 million and $1.4 million for the three months ended March 31, 2002 and 2001, respectively. In accordance with Statement 142, the Company reassessed the useful lives of all other intangible assets. There were no changes to such lives and there are no expected residual values associated with these intangible assets. Trademarks and customer lists are being amortized on a straight-line basis over ten years. Technology and software development and licenses are being amortized on a straight-line basis over their estimated useful lives from two to five years.

In connection with the adoption of Statement 142 on January 1, 2002, the Company reclassified $3.6 million in net book value associated with assembled workforce to goodwill. Accordingly, during the first quarter of 2002, goodwill was reduced by $0.3 million as a result of a final reconciliation related to the STI acquisition (See Note 2).

In June 2001, Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("Statement 143") was issued. Statement 143 addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated retirement costs that result from the acquisition, construction, or development and normal operation of a long-lived asset. Upon initial recognition of a liability for an asset retirement obligation, Statement 143 requires an increase in the carrying amount of the related long-lived asset. The asset retirement cost is subsequently allocated to expense using a systematic and rational method over the asset's useful life. Statement 143 is effective for fiscal years beginning after June 15, 2002. The adoption of this statement is not expected to have a material impact on the Company's financial position or results of operations.

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

The Company adopted Statement 144 effective January 1, 2002. The adoption of Statement 144 for long-lived assets held for use did not have an impact on the Company's financial position and results of operations because the impairment assessment under Statement 144 is largely unchanged from Statement 121 and the provisions of the Statement for assets held for sale or other disposals generally are required to be applied prospectively after the adoption date to newly initiated disposal activities.

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

At the closing of the acquisition by STI of the EasyLink Services business from AT&T, the Company advanced $14 million to STI in the form of a loan, the proceeds of which were used to fund part of the $15 million cash portion of the purchase price to AT&T. Upon the closing of the acquisition of STI, the Company assumed a $35 million note issued by STI to AT&T. The $35 million note was secured by the assets of STI, including the EasyLink Services business, and the shares of EasyLink Class A common stock issued to the sole shareholder in the merger. The AT&T note was payable in equal monthly installments over four years, bearing interest at the rate of 10% per annum for the first six months of the note. Thereafter the rate was to be adjusted every six months equal to 1% plus the prime rate as listed in the Wall Street Journal on such date of adjustment. AT&T subsequently entered into an agreement with the Company to restructure the note. On November 27, 2001, the note was converted into a package of securities consisting of a promissory note in the principal amount of $10 million, 1 million shares of Class A common stock and warrants to purchase 1 million shares of Class A common stock. The warrants have an exercise price equal to $6.10 per share, subject to adjustment. See Note 6 Notes Payable for a description of the restructuring, the promissory note and the warrants.

Upon the closing of the acquisition of STI, the Company paid to the sole shareholder of STI $835,000 in cash and issued an unsecured note for $9,188,000 and 1,876,618 shares of EasyLink Class A common stock, valued at $30.8 million, as consideration for the acquisition of STI. The value of the common stock issued to STI is based on the average market price of EasyLink's common stock, as quoted on the Nasdaq national market, for the two days immediately prior to, the day of, and the two days immediately after the announcement of the transaction on February 8, 2001. The $9,188,000 note was payable in four equal semi-annual installments over two years and may be prepaid in whole or in part at any time and from time to time without payment of premium or penalty. The note was non-interest bearing unless the Company fails to make a required payment within 30 days after the due date therefor. Thereafter, the note will bear interest at the rate of 1% per month. The note also contains certain customary covenants and events of default. The holder of the note subsequently entered into an agreement with the Company to restructure the note. On November 27, 2001, the note was converted into a package of securities consisting of a senior convertible note in the principal amount of approximately $2.68 million and has an initial conversion price equal to $10.00 per share, approximately 268,000 shares of Class A common stock and warrants to purchase approximately 268,000 shares of Class A common stock. The warrants have an exercise price equal to the average of the closing prices of the Company's Class A common stock over the 30 trading days ending two days before the closing of the restructuring of $6.10 per share. See Note 6 Notes Payable for a description of the restructuring, the senior convertible note and the warrants.

The cash portion of the merger consideration and the reimbursement of payments made by the sole shareholder of STI were funded out of EasyLink's available cash and from the proceeds received by the Company on January 8, 2001 from the issuance of $10.3 million of 10% Senior Convertible Notes due January 8, 2006.

The Company allocated a portion of the purchase price to the fair market value of the acquired assets and liabilities assumed of STI and the EasyLink Services business. The excess of the purchase price over the fair market value of the acquired assets and liabilities assumed of STI and the EasyLink Services business has been allocated to goodwill ($24 million), assembled workforce ($3 million), technology ($11 million), trademarks ($16 million) and customer lists ($11 million). During 2001, prior to the adoption of Statement 142, goodwill, trademarks and customer lists were being amortized over a period of 10 years, the expected estimated period of benefit, and assembled workforce and technology were being amortized over 5 years, the estimated period of benefit. The purchase price that was allocated was based upon the final outcome of the valuation and appraisals of the fair value of the acquired assets and assumed liabilities at the date of acquisition, as well as the identification and valuation of certain intangible assets such as customer lists, in-place workforce, technology and trademarks, etc. The fair value of the technology, assembled workforce, trademarks, customer lists and goodwill was determined by management using the excess earnings method, a risk-adjusted cost approach and the residual method, respectively. During the first quarter of 2002, goodwill was reduced by $0.3 million as a result of a final reconciliation related to the acquisition.

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

In connection with the acquisition of STI, the Company entered into a conditional commitment to acquire Telecom International, Inc. ("TII"), which immediately prior to the acquisition of STI was an affiliate of the sole shareholder of STI. The purchase price for TII was originally negotiated at $117,646 in cash, a promissory note in the aggregate principal amount of approximately $1,294,000 and 267,059 shares of the Company's Class A common stock. In order to facilitate the Company's proposed debt restructuring and to reduce the Company's debt obligations and cash commitments, the former sole shareholder of STI and the Company agreed to modify the Company's commitments in respect of TII. In lieu of acquiring TII, the Company purchased certain assets owned by TII and assumed certain liabilities. As consideration, the Company issued 300,000 shares of Class A common stock valued at $1.9 million as the sole purchase price. As a result of this transaction, the Company recorded an extraordinary loss on the extinguishment of this commitment of $2.4 million during the fourth quarter of 2001.

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

The following unaudited pro-forma consolidated amounts give effect to the 2001 acquisitions as if they had occurred on January 1, 2001, by consolidating their results of operations with the results of the Company for the three months ended March 31, 2001. The unaudited pro-forma consolidated results are not necessarily indicative of the operating results that would have been achieved had the transactions been in effect as of the beginning of the periods presented and should not be construed as being representative of future operating results. The pro forma basic and diluted net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding. Diluted net loss per share equals basic net loss per share, as common stock equivalents are anti-dilutive for all pro forma periods presented.


                                                                    March 31,
(In thousands, except per share amounts)                              2001
                                                                ---------------

Revenues ...................................................    $        41,203
Loss from continuing operations ............................    $       (58,088)
Loss from discontinued operations ..........................    $       (54,064)
Extraordinary gains ........................................    $        39,349
Net loss ...................................................    $       (72,803)
Basic and diluted net loss per common share:
Loss from continuing operations ............................    $         (7.10)
Loss from discontinued operations ..........................              (6.61)
Extraordinary gains ........................................               4.81
Net loss ...................................................    $         (8.90)
Weighted average shares used in net loss
per common share calculation (1) ...........................              8,178

(1) The Company computes net loss per share in accordance with provisions of SFAS No. 128, "Earnings per Share." Basic net loss per share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period. The calculation of the weighted average number of shares outstanding assumes that 1,876,618 shares of EasyLink's common stock issued in connection with its acquisitions were outstanding for the entire period or date of inception, if later. The weighted average common shares used to compute pro forma basic net loss per share includes the actual weighted average common shares outstanding for the periods presented, respectively, plus the common shares issued in connection with the 2001 acquisitions from January 1, 2001 or date of inception if later. Diluted net loss per share is equal to basic net loss per share as common stock issuable upon exercise of the Company's employee stock options and upon exercise of outstanding warrants are not included because they are antidilutive. In future periods, the weighted-average shares used to compute diluted earnings per share will include the incremental shares of common stock relating to outstanding options and warrants to the extent such incremental shares are dilutive.

(3) Other Acquisition Related Events

TCOM

On October 18, 1999, the Company acquired TCOM, Inc. ("TCOM"), a software technology development firm, specializing in the design of carrier class applications for the telecommunications and computer telephony industries. The Company was not continuing the business operations of TCOM but made the acquisition in order to obtain technology and development resources. The acquisition had been accounted for an acquisition of assets. The Company paid $2 million in cash and issued 43,983 shares of Class A common stock valued at approximately $6.1 million. In addition, the Company paid to the former employees of TCOM bonuses totaling $400,000, payable in six-month installments after the closing date in the amounts of $74,000, $88,000, $116,000 and $122,000, provided such employees continue their employment through the applicable payment dates. As of December 31, 2001, the amount was fully repaid. The excess of the purchase price over the net book value of the assets acquired and assumed liabilities of TCOM of approximately $8.1 million has been allocated to other intangible assets. Such amounts will be ratably amortized over a period of three years, the expected period of benefit.

The Company was obligated to pay additional consideration to the sellers of TCOM based upon the achievement of certain objectives over an 18-month period. The additional consideration was to consist of up to $1.0 million payable in cash and up to $2.75 million payable in shares of Class A common stock based on the market value of such stock at the time of payment, although the market value would be deemed to be not less than $40.00 per share. On November 1, 2000, the Company settled its contingent consideration obligation with TCOM. The Company agreed to pay the former shareholders of TCOM a total of $3.75 million, comprised of a cash payment of $1 million and $2.75 million in Class A common stock, on April 18, 2001, determined based on the market price at that time, but not less than $40.00 per share. The Company adjusted the purchase price for the $1 million payment and is amortizing such costs over the remaining life of the other intangible assets.

During the first quarter of 2001, management determined that a portion of the carrying value of the other intangible assets associated with TCOM had become impaired due to the restructuring of the workforce that had generated those intangible assets upon acquisition in October 1999. As a result, an impairment charge of $4.3 million was recorded as part of the restructuring charge.

(4) Sale of Advertising Network

On March 30, 2001, the Company sold its advertising network to Net2Phone, Inc. Net2Phone paid the Company $3 million in cash upon the closing. The Company received an additional $500,000 in April 2001 based upon the achievement of certain milestones by the Company. The consideration paid to EasyLink was determined as a result of negotiations between Net2Phone, Inc. and EasyLink. In connection with the sale, the parties entered into a hosting agreement whereby the Company would receive payments for hosting the consumer mailboxes for a minimum of one year. As a result of the sale, the Company transferred net assets, including certain domain names and partner agreements, and liabilities related to the advertising network to Net2Phone, and recorded a loss on the sale of the advertising network of $2.3 million. The loss was subsequently adjusted to $1.8 million during the fourth quarter of 2001.

During the second quarter of 2001, the Company completed the migration of the hosting of these consumer mailboxes to a third party provider who is paid for this service. The hosting agreement was terminated as of September 30, 2001.

(5) Investments

The Company assesses the need to record impairment losses on investments and records such losses when the impairment of an investment is determined to be other-than-temporary.

On July 25, 2000, EasyLink entered into a strategic relationship with BulletN.net, Inc. The investment has been accounted for under the cost method of accounting, as EasyLink owns less than 20% of the outstanding stock of BulletN.net. As part of this agreement BulletN.net issued 666,667 shares of its common stock and a warrant to purchase up to 666,667 shares of BulletN.net common stock at $3.75 per share to EasyLink in exchange for 36,443 shares of EasyLink Class A common stock valued at approximately $3.1 million. The Company concluded that the carrying value of this cost-based investment was permanently impaired based on the achievement of business plan objectives and milestones and the fair value of the investment relative to its carrying value. During the first quarter of 2001, the Company recorded an impairment charge of $2.6 million due to an other-than-temporary decline in the value of this investment. This amount is included in impairment of investments within other income (expense) in the 2001 statement of operations. On March 1, 2001, in consideration of the exchange and cancellation of the 666,667 warrants and the waiver of certain anti-dilution rights, the Company received a new warrant to purchase 266,667 shares of BulletN.net common stock at $1 per share. As of March 31, 2002, the carrying value of this investment was $0.5 million.

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

On April 17, 2000, in exchange for $500,000 in cash, the Company acquired certain source code technologies, trademarks and related contracts relating to the InTandem collaboration product ("InTandem") from IntraACTIVE, Inc., a Delaware corporation (now named Bantu, Inc., "Bantu"). On the same date, the Company also paid Bantu an upfront fee of $500,000 for further development and support of the InTandem product. On the same date, pursuant to a Common Stock Purchase Agreement, the Company acquired shares of common stock of Bantu representing approximately 4.6% of Bantu's outstanding capital stock in exchange for $1 million in cash and 46,296 shares of its Class A common stock, valued at approximately $3.6 million. Pursuant to the Common Stock Purchase Agreement, the Company also agreed to invest up to an additional $8 million in the form of shares of its Class A Common stock in Bantu in three separate increments of $4 million, $2 million and $2 million, respectively, based upon the achievement of certain milestones in exchange for additional shares of Bantu common stock representing 3.7%, 1.85% and 1.85%, respectively, of the outstanding common stock of Bantu as of April 17, 2000. The number of shares of the Company's Class A common stock issuable at each closing will be based on the greater of $90 per share and the average of the closing prices of the Company's Class A common stock over the five trading days prior to such closing date. In July 2000, the Company issued an additional 9,259 shares of its Class A common stock valued at approximately $590,000 to Bantu in accordance with a true-up provision in the Common Stock Purchase Agreement. In September 2000, the Company issued an additional 44,444 shares of its Class A common stock valued at approximately $2.9 million as payment for the achievement of a milestone indicated above. In January 2001, the Company issued an additional 22,222 shares of its Class A common stock valued at approximately $285,000 as payment for the achieved milestone indicated above. The Company accounts for this investment under the cost method. During the second quarter of 2001, management made an assessment of the carrying value of its investment, based upon an incremental investment made by a third party, and determined that the carrying value of this cost-based investment was permanently impaired as it was in excess of its estimated fair value. Accordingly, EasyLink wrote down the value of its investment in Bantu by $7.3 million as it determined that the decline in its value was other-than-temporary. As of March 31, 2002, the carrying value of this investment was $1.0 million.

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

(6) Notes Payable

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

The Companies may, at their option, prepay the Exchange Notes, in whole or in part, at any time (i) on or after the third anniversary of the closing date of the financing, (ii) if the closing price of the Class A common stock on the NASDAQ stock market, or other securities market on which the Class A common stock is then traded, is at or above $50.00 per share (such amount to be appropriately adjusted in the event of a stock split, stock dividend, stock combination or recapitalization or similar event having a similar effect) for 30 consecutive trading days or (iii) EasyLink desires to effect a merger, consolidation or sale of all or substantially all of its assets in a manner that is prohibited by the Note Purchase Agreement between EasyLink and the initial purchasers of the Exchange Notes (the "Note Purchase Agreement") and the holders of the Exchange Notes fail to consent to a waiver of such prohibition to permit such merger, consolidation or sale.

All of the above exchange transactions (other than the exchange of $2,531,250 of the Senior Convertible Notes described above, which closed on or about May 23,
2001) under the Exchange Note Agreements closed on March 28, 2001.

The above exchange transactions have been accounted for in accordance with Financial Accounting Standards Board Statement No. 15 ("FASB No.15"), "Accounting by Debtors and Creditors for Troubled Debt Restructurings." As a result of these exchanges, the Company recorded a $39.3 million extraordinary gain on the exchange of convertible notes during the first quarter of 2001.

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

The Companies may, at their option, prepay the Notes, in whole or in part, at any time (i) on or after the third anniversary of the closing date of the financing, (ii) if the closing price of the Class A common stock on the NASDAQ stock market, or other securities market on which the Class A common stock is then traded, is at or above $50.00 per share (such amount to be appropriately adjusted in the event of a stock split, stock dividend, stock combination or recapitalization or similar event having a similar effect) for 30 consecutive trading days or (iii) EasyLink desires to effect a merger, consolidation or sale of all or substantially all of its assets in a manner that is prohibited by the Note Purchase Agreement dated as of March 13, 2001 between EasyLink and the initial purchasers of the Notes and the holders of the Notes fail to consent to a waiver of such prohibition to permit such merger, consolidation or sale.

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

During the second quarter of 2001, the Company issued an aggregate of $550,000 principal amount of 10% Senior Convertible Notes Due January 8, 2006 to certain vendors in exchange for settlement of its obligations to those vendors. Terms of the notes are similar to those notes that were issued on January 8, 2001.

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

Under an Amended and Restated Settlement Agreement and Release between the Company and Zones, Inc. dated October 8, 2001, the Company and Zones amended their original July 13, 2001 settlement agreement. Under the October 8, 2001 agreement, the Company paid Zones the remaining $430,000 cash payment owed to Zones, and the parties also fixed the number of shares of Class A common stock issuable by the Company to Zones at 103,359. The shares were issued in the fourth quarter of 2001.

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

Under the terms of the debt restructuring, the Company exchanged an aggregate of approximately $63 million of debt and equipment lease obligations for an aggregate of approximately $20 million of restructure notes and obligations due in installments commencing June 2003 through June 2006, 1.97 million shares of Class A Common Stock and warrants to purchase 1.8 million shares of Class A Common Stock. In addition, the Company purchased certain leased equipment for an aggregate purchase price of $3.5 million. The Company also recorded net extraordinary gains of $7.8 million upon the completion of the restructuring in accordance with FASB No. 15 during the fourth quarter of 2001.

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

The Company recognized a gain on the debt restructuring in the amount of $7.8 million during the fourth quarter of 2001. This gain was calculated based on the amount of the total reduction in carrying values of the original restructure obligations as compared to the carrying values of the restructure notes minus the amount of the contingent share issuance obligation of $1.1 million recorded by the Company due to the assumed payment of interest on a portion of the restructure notes in shares of Class A common stock as described above. The gain also reflects the impact of the settlement of certain trade payables.

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

Notes payable include the following, in thousands

                                                                                   March 31, 2002              December 31, 2001
                                                                             --------------------------  --------------------------
                                                                             Capitalized                  Capitalized
                                                                               Interest      Principal     Interest      Principal
                                                                             ------------  ------------  ------------  ------------

2000 7% Convertible Subordinated Notes due February 2005 .................   $       --    $     24,095  $       --    $     24,095
2001 10% Senior Convertible Notes due January 2006 .......................          8,082        36,009         8,615        36,009
2001 12% AT&T restructure note 13 quarterly payments beginning
         June 2003 .......................................................          4,300        10,000         4,300        10,000
2001 12% note payable to former shareholder of STI 13 quarterly
         payments beginning June 2003 ....................................            912         2,683         1,154         2,683
2001 12% Restructure notes 13 quarterly payments beginning June 2003 .....           --           6,435          --           6,435
2001 10% Note payable due October 2006 ...................................           --             525          --             525
2001 Restructuring balloon payments due October 2004 .....................           --             871          --             846
Other ....................................................................           --             369          --             330
                                                                             ------------  ------------  ------------  ------------
Total Notes Payable and capitalized interest .............................         13,294        80,987        14,069        80,923
Less current portion .....................................................          1,349           269         1,410          --
                                                                             ------------  ------------  ------------  ------------
Non current portion ......................................................   $     11,945  $     80,718  $     12,659  $     80,923
                                                                             ============  ============  ============  ============

(7) Discontinued Operations

In March 2000, the Company formed World.com, Inc. in order to develop the Company's portfolio of domain names into independent web properties and subsequently acquired or formed its subsidiaries Asia.com, Inc. and India.com, Inc., in which World.com was the majority owner. On November 2, 2000, the Company announced its intention to sell all assets not related to its core outsourced messaging business including Asia.com, Inc., India.com, Inc. and its portfolio of domain names. Accordingly, World.com has been reflected as a discontinued operation.

The Consolidated Financial Statements of the Company have been restated to reflect World.com as a discontinued operation in accordance with APB Opinion No.
30. Accordingly, revenues, costs and expenses, assets, liabilities and cash flows of World.com have been excluded from the respective captions in the Consolidated Statement of Operations, Consolidated Balance Sheets and Consolidated Statements of Cash Flows and have been reported as "Loss from discontinued operations," "Net liabilities of discontinued operations," and "Net cash (used in) provided by discontinued operations," for all periods presented.

During the three months ended March 31, 2001, the Company recorded a loss of $54 million to recognize the loss on discontinued operations. This loss includes a write-down of $44.5 million of assets, primarily goodwill, to net realizable value, operating losses of $8.3 million, severance and related benefits of $1.0 million, and other related cost and expenses including the closure of facilities of $0.2 million.

Summarized financial information for the discontinued operation is as follows:

                          Statements of Operations Data

                                                                                                 Three Months Ended March 31,
                                                                                                        (In Thousands)
                                                                                              -----------------------------------
                                                                                                   2002                 2001
                                                                                              ---------------     ---------------

Revenues ............................................................................         $          --       $         2,624
                                                                                              ===============     ===============
Loss from discontinued operations ...................................................         $          --       $        54,064
                                                                                              ===============     ===============

                                                                                                      Balance Sheet Data
                                                                                                        (In Thousands)
                                                                                              -----------------------------------
                                                                                                 March 31,          December 31,
                                                                                              ---------------     ---------------
                                                                                                   2002                2001
                                                                                              ---------------     ---------------

Current assets ......................................................................         $            57     $            74
Total assets ........................................................................                     444                 423
Current liabilities .................................................................                     676               1,873
Long-term liabilities and minority interest .........................................                     225                 225
Net liabilities of discontinued operations ..........................................         $          (457)    $        (1,675)
                                                                                              ===============     ===============

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

In consideration of the commitments under the Bridge Funding Agreement, the period during which the one-time exchange right of the holders of India.com preferred stock was changed from the 60-day period immediately after September 13, 2001 to the 60-day period immediately after December 31, 2001. In addition, the floor price at which shares of EasyLink Class A common stock may be issued upon the exchange was reduced from $45.00 per share to $30.00 per share immediately upon execution and delivery of the Bridge Funding Agreement and was subject to further reduction to $12.50 per share for a percentage of the total number of shares of India Preferred Stock that is equal to the percentage of the Bridge Note drawn down. As of March 31, 2001, $4.0 million of the Bridge Note had been drawn down.

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

eLong.com, Inc.

On March 14, 2000, the Company acquired eLong.com, Inc., a Delaware corporation ("eLong.com") for approximately $62 million including acquisition costs of $365,000. eLong.com, through its wholly owned subsidiary in the People's Republic of China ("PRC"), operates the Web Site www.eLong.com, which is a provider of local content and other internet services. Concurrently with the merger, eLong.com changed its name to Asia.com, Inc. ("Asia.com"). In the merger, the Company issued to the former stockholders of eLong.com an aggregate of 359,949 shares of EasyLink Class A common stock valued at approximately $57.2 million, based upon the Company's average trading price at the date of acquisition. All outstanding options to purchase eLong.com common stock were converted into options to purchase an aggregate of 27,929 shares of EasyLink Class A common stock. The value of the options was approximately $4.4 million based on the Black-Scholes pricing model with a 110% volatility factor, a term of 10 years, a weighted average exercise price of $12.40 per share and a weighted average fair value of $156.90 per share.

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

India Acquisition and Divestiture

During the second quarter of 2001, the Company acquired a US and India based company for approximately $600,000, including acquisition costs. The terms were $300,000 in cash and 19,600 shares of EasyLink Class A common stock valued at approximately $272,000 based upon our average trading price surrounding the date of acquisition. The acquisition was accounted for as a purchase business combination. The excess of the purchase price over the fair market value of the assets acquired and assumed liabilities had been allocated to goodwill ($831,000), which was being amortized over a period of three years, the expected estimated period of benefit.

The Company subsequently transferred this acquired business to the former management of its India.com subsidiary. As part of the transaction, the transferred business assumed all of the liabilities of the transferred business and certain liabilities of India.com. In consideration for the assumption of these liabilities, the Company contributed to the transferred business immediately prior to the sale in January 2002 56,075 shares of Class A common stock valued at approximately $314,000 and $300,000 in cash.

(8) Related Party Transactions

Federal Partners, L.P. Financings

On January 8, 2001, the Company issued $5,000,000 principal amount of 10% Senior Convertible Notes due January 8, 2006 to Federal Partners, L.P. The Clark Estates, Inc. provides management and administrative services to Federal Partners. Federal Partners and accounts for which The Clark Estates, Inc. provides management and administrative services are beneficial holders of 9.9% of the Company's common stock, including shares issuable upon conversion of senior convertible notes held by Federal Partners but excluding shares issuable upon the conversion or exercise of other notes, warrants or options. On March 20, 2001, the Company issued to Federal Partners, L.P. 300,000 shares of our Class A Common Stock for a purchase price of $3,000,000, and committed to issue to Federal Partners an additional 100,000 shares of Class A Common Stock if the closing price of our Class A Common Stock on the principal securities exchange on which they are traded was not at or above $100 per share for 5 consecutive days. These additional shares were issued in January 2002. As part of the financing completed on November 27, 2001 in connection with our debt restructuring, the Company issued to Federal Partners an aggregate of 250,369 shares of Class A common stock for a purchase price of $1,700,000, and committed to issue to Federal Partners an additional 173,632 shares of Class A Common Stock if the average of the closing prices of our Class A Common Stock on Nasdaq was not at or above $16.00 per share for the 10 consecutive trading days through year end 2001.

In connection with the issuance of the senior convertible notes on January 8, 2001, the Company granted to Federal Partners, L.P. the right to designate one director to our Board of Directors so long as Federal Partners, L.P. and other persons associated with it owns at least 300,000 shares of Class A Common Stock, including shares issuable upon conversion of or in payment of interest on the senior convertible notes. Federal Partners, L.P. designated Stephen Duff and he was appointed to our Board on January 8, 2001. Mr. Duff is a Senior Investment Manager for The Clark Estates, Inc. and is Treasurer and a limited partner of Federal Partners, L.P. The Clark Estates, Inc. provides management and administrative services for Federal Partners, L.P. Through his limited partnership interest in Federal Partners, L.P., Mr. Duff has an indirect interest in $10,000 principal amount of the senior convertible notes issued on January 8, 2001, in 600 of the shares of Class A Common Stock issued to Federal Partners, L.P. on March 20, 2001 and in 850 of the shares of Class A Common Stock issued to Federal Partners, L.P. in connection with the November 27, 2001 financing.

Acquisition of Swift Telecommunications, Inc.

The Company acquired Swift Telecommunications, Inc. on February 23, 2001. George Abi Zeid was the sole shareholder of Swift Telecommunications, Inc ("STI"). In connection with the acquisition, Mr. Abi Zeid was elected to the Board of Directors of the Company and was appointed President - International Operations. EasyLink Services paid $835,294 in cash, issued 1,876,618 shares of Class A Common Stock and issued a promissory note in the original principal amount of approximately $9.2 million to Mr. Abi Zeid in payment of the purchase price for the acquisition payable at the closing. Under the merger agreement, EasyLink Services also agreed to pay additional contingent consideration to Mr. Abi Zeid equal to the amount of the net proceeds, after satisfaction of certain liabilities of STI and its subsidiaries, from the sale or liquidation of the assets of one of STI's subsidiaries. The $9.2 million note was payable in four equal semi-annual installments over two years. The note was non-interest bearing except in certain circumstances. Pursuant to the debt restructuring completed on November 27, 2001, EasyLink issued $2,682,964 principal amount of restructure notes, 268,296 shares of Class A common stock and warrants to purchase 268,296 shares of Class A common stock in exchange for Mr. Abi Zeid's $9.2 million note. See Note 6 Notes Payable.

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

Mr. Abi Zeid also agreed to contribute up to approximately 1.2 million shares of Class A common stock issuable to him in connection with the debt restructuring in order to permit the grant of shares or options to employees. The shares, which were valued at $0.5 million, were accounted for as compensation expense in the fourth quarter of 2001.

(9) Capital Stock

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

Common Stock and Warrants issued in Debt Restructuring and Related Financing

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

Additional Common Stock Issued

The Company issued 441,037 shares of Class A common stock valued at approximately $1.3 million as payment for interest in lieu of cash during the three months ended March 31, 2002.

During the three months ended March 31, 2002, the Company issued shares of Class A common stock as follows:

The Company issued 56,075 shares of Class A common stock valued at approximately $314,000 in connection with the divestiture of a subsidiary of the Company's India.com subsidiary (see Note 7).

The Company issued 36,232 shares of Class A common stock valued at approximately $203,000 in connection with the settlement of an indemnification obligation arising out of the sale of Asia.com's eLong.com business. The indemnification obligation arose out of a contingent payment obligation owed by eLong.com to the sellers of a business purchased by eLong.com (see Note 7).

The Company issued 11,549 shares of Class A common stock valued at approximately $73,000 in payment of a bonus to an employee.

The Company issued 21,016 shares of Class A common stock valued at approximately $78,000 to a consultant in payment of consulting fees.

The Company issued 27,041 shares of Class A common stock valued at approximately $100,000 to the trustee of the Company's 40I(k) plan in satisfaction of the Company match feature of the plan.

(10) Restructuring Charges

During the three months ended March 31, 2002 and 2001, restructuring charges of $0 million and $12.2 million, respectively, were recorded by the Company in accordance with the provisions of EITF 94-3, and Staff Accounting Bulletin 100. The Company's restructuring initiatives are related to our strategic decisions to exit the consumer messaging business and to focus on the Company's outsourced messaging business. During 2001, the Company's restructuring program included an incremental reduction in the workforce of approximately 150 employees. Employees affected by the restructuring were notified by direct personal contact and by written notification. The remaining employee benefit termination amounts will be paid out in 2002. The lease abandonments represent the cost to exit the facility leases. The remaining amounts are to be paid out over the next 3 years, which corresponds to the terms of the lease.

The following sets forth the activity in the Company's restructuring reserve (in thousands):

                                                                          Beginning    Current year-  Current year-      Ending
                                                                           balance       provision     utilization       balance
                                                                         ------------   ------------   ------------   ------------

Employee termination benefits .......................................    $        228            $--   $         69   $        159
Lease abandonments ..................................................             539           --              137            402
Other exit costs ....................................................              32           --             --               32
                                                                         ------------   ------------   ------------   ------------
                                                                         $        799            $--   $        206   $        593
                                                                         ============   ============   ============   ============

(11) Commitments and Contingencies

Master Carrier Agreement

In connection with the acquisition of the EasyLink Services business from AT&T Corp., the Company entered into a Master Carrier Agreement with AT&T. Under this agreement, AT&T will provide the Company with a variety of telecommunications services that are required in connection with the provision of the Company's services. The term of the agreement for network connection services is 36 months commencing after an initial ramp-up period of 6 months (that is, until May 1, 2005) and the term of the agreement for private line and satellite services is 36 months commencing with the first full month in which any of these services are provided (that is, until March 1, 2004). Under the agreement, the Company has a minimum revenue commitment for network connection services equal to $3 million for each of the three years of the contract. In addition, we have a minimum revenue commitment for private line and satellite services equal to $280,000 per month during the three-year term. If the Company terminates the network connection services or the private line and satellite services prior to the term or AT&T terminates the services for our breach, the Company must pay to AT&T a termination charge equal to 50% of the unsatisfied minimum revenue commitment for these services for the period in which termination occurs plus 50% of the minimum revenue commitment for each remaining commitment period in the term.

Other Telecommunications Services

The Company has committed to purchase from MCI Worldcom a minimum of $500,000 per month in telecommunications services through December 31, 2002 and $75,000 per month in other telecommunications services through December 2004.

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

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

On April 2, 2001, we changed our name to EasyLink Services Corporation. We believe that the name change will help create a corporate identity tied to our focus on outsourced electronic information exchange services. We are a leading provider of services that power the electronic exchange of information between enterprises, their trading communities and their customers. Every business day, we handle over 800,000 transactions that are integral to the movement of money, materials, products and people in the global economy such as insurance claims, trade and travel confirmations, purchase orders, invoices, shipping notices and funds transfers, among many others. We offer a broad range of information exchange services to businesses and service providers, including electronic data interchange services or "EDI"; production messaging services; integrated desktop messaging services; boundary and managed email services; and other services largely consisting of legacy real time fax services.

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

In March 2000, EasyLink formed WORLD.com to develop the Company's extensive portfolio of domain names into major Web properties, such as Asia.com and India.com, which served the business-to-business and business-to-consumer marketplace. Through its subsidiaries, WORLD.com generated revenues primarily from sales of information technology products, system integration and website development for other companies, advertising related sales and commissions earned from booking travel arrangements. On November 2, 2000, the Company announced that it would sell all assets not related to its core outsourced messaging business, including its Asia.com Inc., and India.com Inc. subsidiaries, and its portfolio of category-defining domain names. On May 3, 2001, Asia.com, Inc. sold its business to an investor group. In October 2001, we sold 90% of a subsidiary of India.com, Inc. and we have ceased conducting its portal business. Accordingly, the results of World.com and its subsidiaries have been restated as discontinued operations in our financial statements for all periods presented. See Notes 1(c) and 7 to our consolidated financial statements for additional information.

For the three months ended March 31, 2002, total revenues were $30.3 million compared to $19.7 million for the three months ended March 31, 2001. Net loss was $2.7 million for the three months ended March 31, 2002 as compared to $68.6 million for the three months ended March 31, 2001.

During the first quarter of 2002, we generated approximately 100% of our revenues from the provision of messaging services to enterprises. For the three months ended March 31, 2002 and 2001, approximately $30.3 million and $18.1 million, respectively, of our revenues were generated from companies we acquired since January 1, 2001.

We derive revenues primarily from monthly per-message and usage-based charges for our EDI, production messaging and integrated desktop messaging services; and monthly per-user or per-message fees for managed e-mail and groupware hosting services and virus protection, spam control and content filtering services. Our services generate revenue in a number of different ways. We charge our EDI customers per message. Customers of our production messaging services pay consulting fees based upon the level of integration work and set-up requirements plus per-page or per-minute usage charges, depending on the delivery method, for all messages successfully delivered by our network. Customers who purchase our integrated desktop messaging services pay initial site license fees based on the number of user seats being deployed plus per page usage charges for all faxes successfully delivered by our network. For our e-mail and groupware hosting services, customers are billed monthly based upon the number of mailboxes set up and for additional features that they may purchase. For our virus protection, spam and content filtering services, we charge customers either a monthly fee per user or per message charges. Revenue from services is recognized as the services are performed. Facsimile software license revenue is recognized over the average estimated customer life of 3 years.

Historically, our basic advertising network e-mail services were free to our members. Prior to our acquisition of NetMoves in February 2000, we generated the majority of our revenues from our advertising network e-mail services, primarily from advertising related sales, including direct marketing and e-commerce promotion. We also engaged in barter transactions as part of the advertising network business. Under these arrangements, we delivered advertisements promoting a third party's goods and services in exchange for their agreement to run advertisements promoting our Webmail service. We recorded barter revenues and expenses at the fair market value of either the services we provided or of those we received, whichever was more readily determinable under the circumstances. Barter revenues were $0.6 million for the three months ended March 31, 2001 through the date of sale of this business on March 30, 2001.

In light of the evolving nature of our business and our limited operating history, we believe that period-to-period comparisons of our revenues and operating results are not meaningful and should not be relied upon as indications of future performance. However, we do believe that the our revenues and operating results in future periods will be more comparable to the results for the three months ended March 31, 2002.

Our prospects should be considered in light of risks described in the section of this report entitled "Risk Factors That May Affect Future Results."

Critical Accounting Policies

In response to the Securities & Exchange Commission's (SEC) Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," we have identified the most critical accounting principles upon which our financial status depends. Critical principles were determined by considering accounting policies that involve the most complex or subjective decisions or assessments. The most critical accounting policies were identified to be those related to revenue recognition, valuation of intangible assets, valuation of accounts receivable and purchase commitments. Our revenue recognition, intangible asset and commitments and contingencies policy are stated in the notes to the consolidated financial statements and at relevant sections in this discussion and analysis.

Acquisitions, Investments and Divestitures

Continuing Operations

Swift Telecommunications, Inc. and EasyLink Services

On February 23, 2001, we acquired Swift Telecommunications, Inc., ("STI"). Just prior to the acquisition in January 2001, STI acquired the EasyLink Services business ("EasyLink Services") from AT&T Corp. At the closing of the acquisition by STI of the EasyLink Services business from AT&T, we advanced $14 million to STI in the form of a loan, the proceeds of which were used to fund part of the cash portion of the purchase price to AT&T. Upon the closing of the acquisition of STI, we assumed a $35 million note issued by STI to AT&T. The $35 million note was secured by the assets of STI, including the EasyLink Services business, and the shares of our Class A common stock issued to the sole shareholder in the Merger. The note was payable in equal monthly installments over four years with interest at the rate of 10% per annum. In November 2001, the note, and accrued interest thereon, was exchanged for a new note in the principal amount of $10 million, 1 million shares of the Company's Class A common stock and warrants to purchase an additional 1 million shares of stock. See Note 6 for a description of the Restructuring of certain debt and lease obligations.

Upon the closing of the acquisition of STI, the Company paid to the sole shareholder of STI $835,294 in cash and issued an unsecured note for approximately $9.2 million and approximately 1.9 million shares of our Class A common stock valued at approximately $22.9 million as the purchase price for the acquisition of STI. We will also pay additional consideration to the sole shareholder of STI equal to the amount of the net proceeds, after satisfaction of certain liabilities of STI and its subsidiaries, from the sale or liquidation of the assets of one of STI's subsidiaries. We also reimbursed the sole shareholder of STI for a $1.5 million advance made to STI, the proceeds of which were used to fund the balance of the cash portion of the purchase price for STI's acquisition of the EasyLink Services business and certain other obligations to AT&T. The $9.2 million note was non-interest bearing and payable in four equal semi-annual installments over two years. In November 2001, this note was exchanged for a new note in the principal amount of $2.7 million, 268,296 shares of the Company's Class A common stock and warrants to purchase 268,296 shares of stock. See Note 6 for a description of the Restructuring of Certain Debt and Lease Obligations.

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

Discontinued Operations

In March 2000, the Company formed World.com, Inc. in order to develop the Company's portfolio of domain names into independent web properties and subsequently acquired or formed its subsidiaries Asia.com, Inc. and India.com, Inc., in which World.com was the majority owner. On November 2, 2000, the Company announced its intention to sell all assets not related to its core outsourced messaging business including Asia.com, Inc., India.com, Inc. and its portfolio of domain names. Accordingly, World.com has been reflected as a discontinued operation. During the three months ended March 31, 2001, the Company recorded a loss of $54 million to recognize the loss on discontinued operations. This loss includes a write-down of $44.5 million of assets, primarily goodwill, to net realizable value, operating losses of $8.3 million, severance and related benefits of $1.0 million, and other related cost and expenses including the closure of facilities of $0.2 million.


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

In addition, we were obligated to issue up to an additional 71,990 shares of Class A common stock in the aggregate to the former stockholders of eLong.com if EasyLink or Asia.com acquired less than $50.0 million in value of businesses engaged in developing, marketing or providing consumer or business internet portals and related services focused on the Asian market or a portion thereof, or businesses in furtherance of such a business, prior to March 14, 2001. The actual amount of shares to be issued was based upon the amount of any shortfall in acquisitions below the $50.0 million target amount. Based upon the value of the acquisitions completed as of March 14, 2001, we issued approximately 7,500 shares of our Class A common stock to the former stockholders of eLong.com. See
Note 7 to our consolidated financial statements for additional information.

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

During the second quarter of 2001, the Company acquired a US and India based company for approximately $600,000, including acquisition costs. The terms were $300,000 in cash and 19,600 shares of EasyLink Class A common stock valued at approximately $272,000 based upon our average trading price surrounding the date of acquisition. The acquisition was accounted for as a purchase business combination. The excess of the purchase price over the fair market value of the assets acquired and assumed liabilities has been allocated to goodwill ($831,000), which was being amortized over a period of three years, the expected estimated period of benefit. The Company subsequently transferred this acquired business to the former management of its India.com subsidiary. As part of the transaction, the transferred business assumed all of the liabilities of the transferred business and certain liabilities of India.com. In consideration for the assumption of these liabilities, the Company contributed to the transferred business immediately prior to the sale in January 2002 56,075 shares of Class A common stock valued at $314,000 and $300,000 in cash.


RESULTS OF OPERATIONS THREE MONTHS ENDED MARCH 31, 2002 AND 2001

Revenues

Revenues for the three months ended March 31, 2002 were $30.3 million, as compared to $19.7 million for the comparable period in 2001. The increase of $10.6 million was due primarily to revenues from the acquisition of STI, including the EasyLink Services business acquired by STI from AT&T Corp., for the full quarter in 2002 as compared to the 2001 period from February 23, 2001, the date of acquisition, to March 31, 2001. The increased revenues were partially reduced by the decrease in advertising revenues of $1.6 million as a result of the sale of our advertising network in March 2001.

Revenues for the three months ended March 31, 2002 consist almost entirely of revenues from providing information exchange services to businesses and are derived from electronic data interchange services or `EDI"; production messaging services; integrated desktop messaging services; boundary and managed email services; and other services largely consisting of legacy real time fax services. In the comparable period for 2001, business information exchange services revenues were $18.1 million.

In the first quarter of 2001, the company also had Advertising network revenues of $1.6 million earned through March 30, 2001, when we sold our advertising network to Net2Phone, Inc. Advertising network revenues were derived principally from the sale of banner advertisements. Other advertising revenue sources included up-front placement fees and promotions. The Company also traded advertisements on its Web properties in exchange for advertisements on the Internet sites of other companies. Barter revenue, which is a component of advertising revenue, amounted to $563,000 for the three months ended March 31, 2001. For the three months ended March 31, 2001, barter expenses, which are a component of cost of revenues, were recorded at the same amount of $563,000.

Cost of Revenues

Cost of revenues for the three months ended March 31, 2002 decreased to $15.9 million and 52.4% of revenues, as compared to $18.1 million and 92% of revenues for the comparable period in 2001. The decreased cost resulted in a gross profit of 47.6% in the 2002 quarter, representing an improvement of 39.6 points over the 2001 quarter's results of 8%. The reduction in cost, both in total amount and as a percentage of revenues, and the increase in gross profit percentage, is attributable to the increase in higher margin revenues from the STI acquisition, including the EasyLink Services business, from cost reduction programs implemented during 2001 and from the elimination of advertising network revenues that had a negative gross margin.

Cost of revenues consists primarily of costs incurred in the delivery and support of our services, including depreciation of equipment used in our computer systems, the cost of telecommunications services including local access charges, leased network backbone circuit costs and long distance domestic and international termination charges, and personnel costs associated with our systems, databases and graphics as well as our e-mail service.

Sales and Marketing Expenses

Sales and marketing expenses were $5.3 million for the three months ended March 31, 2002 as compared to $10.6 million for the comparable period in 2001. The $5.3 million decrease was primarily due to reductions in sales and marketing efforts associated with our advertising network business that was sold on March 30, 2001. Included in this category are costs related to salaries and commissions for sales, marketing, and business development personnel. Also included are costs associated with various advertising campaigns to build our brand. An amendment to the CNET, Snap and NBC agreement signed during the second quarter of 1999 eliminated the monthly issuance of shares, but required us to issue the remaining shares under the contract simultaneously with our initial public offering in June 1999. The value of these shares ($18.1 million) was being amortized over the subsequent two-year period. We recorded approximately $2.3 million of amortization expense in connection with the issuance of these shares during the three months ended March 31, 2001. We anticipate that sales and marketing costs will slightly increase over the next few quarters.

General and Administrative Expenses

General and administrative expenses were $7.3 million during the three months ended March 31, 2002 as compared to $9.3 million during the comparable period of 2001. The $2.0 million decrease was attributable to a decrease in personnel and related costs, decreased facilities costs and a decrease on our provision for doubtful accounts. General and administrative expenses consist primarily of compensation and other employee costs including customer support, customer billing operations and other corporate functions as well our provision for doubtful accounts and overhead expenses. We anticipate that general and administrative costs will remain consistent in future periods.

Product Development Expenses

Product development costs were $1.8 million for the three months ended March 31, 2002 as compared to $3.1 million in comparable period of 2001. The prior year's costs were significantly higher as the 2001 quarter included the development expenses related to our advertising network, which we sold on March 31, 2001. Product development costs consist primarily of personnel and consultants' time and expense to research, conceptualize, and test product launches and enhancements to e-mail products and our partners' and our e-mail web site. We anticipate that product development costs will increase marginally in future periods as the company continues to develop new features and services in connection with its overall business strategy.

Amortization of Goodwill and Other Intangible Assets

As of January 1, 2002 the Company adopted FASB No. 142, "Goodwill and Other Intangibles". Statement No. 142 requires companies to no longer amortize goodwill but instead test goodwill for impairment on an annual basis. Accordingly, we did not amortize any goodwill during the three months ended March 31, 2002 and we will complete our initial evaluation for impairment in the quarter ended June 30, 2002 in accordance with guidelines established as part of the implementation of the new accounting standard. Given the extensive effort needed to comply with adopting Statement 142, it is not practicable to reasonably estimate the impact of adopting this Statement on the Company's financial statements at this time, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle. However, it is possible that this assessment could result in an impairment charge during the second quarter of 2002. Prior to 2002 we generally amortized goodwill, which represents the excess of the purchase price over the fair market value of the net assets acquired, over 3 to 10 year periods. As a result of adopting Statement No. 142, amortization of goodwill and other intangibles decreased to $1.7 million for the three months ended March 31, 2002 as compared to $12.4 million for the three months ended March 31, 2001.

In connection with the adoption of Statement 142 on January 1, 2002, the Company reclassified $3.6 million in net book value associated with assembled workforce to goodwill.

Restructuring Charges

During the three months ended March 31, 2001, restructuring charges of $12.2 million were recorded by the Company in accordance with the provisions of EITF 94-3, and Staff Accounting Bulletin 100. The Company's restructuring initiatives are related to our strategic decisions to exit the consumer messaging business and to focus on the Company's outsourced messaging business. No restructuring charges have been recorded in 2002.

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

The e-mail addresses for many of the domains were sold to Net2Phone as part of the sale of the advertising network. As a result of this and eroding market conditions, management determined that the carrying value of many of these domains were impaired and recorded an impairment charge of $3.6 million during the three months ended March 31, 2001 to reduce the carrying value of these assets to anticipated values to be received from a third party.

Loss on Sale of Business

This represents a $2.3 million loss attributable to the sale of our advertising network, which was sold on March 30, 2001.

Other Income (Expense), Net

Interest income for the three months ended March 31, 2002 was $112,000 as compared to $251,000 during the comparable period of 2001. The decrease was due to lower cash balances and lower interest rates on temporary investments.

Interest expense was $1.2 million for the three months ended March 31, 2002 as compared to $3.1 million in the comparable period of 2001. The decrease was primarily due to reductions in the total debt balances outstanding during the quarter ended March 31, 2002 as compared to the same quarter in 2001 as a result of certain exchange transactions completed in 2001 and the debt restructuring that was completed on November 27, 2001. The exchange transactions resulted in the issuance of $23.8 million of 10% Senior Convertible Notes ("Exchange Notes") in exchange for the cancellation of $75.9 million of 7% Convertible Subordinated Notes in the three months ended March 31, 2001. The debt restructuring consisted of the exchange of approximately $63 million of debt and equipment lease obligations for an aggregate of approximately $20 million of restructured notes and obligations in addition to 1.97 million shares of Class A Common Stock and warrants to purchase 1.8 million of Class A Common Stock.

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

Discontinued Operations

The loss from discontinued operations includes the results and other costs related to the Company's discontinued WORLD.com business, including its subsidiaries, Asia.com, Inc. and India.com, Inc. During the three months ended March 31, 2002, there were no losses incurred from the discontinued operations. During the three months ended March 31, 2001, the $54.0 million loss from discontinued operations included a write-down of $44.5 million of assets, primarily goodwill, to net realizable value, operating losses of $8.3 million, severance and related benefits of $1.0 million and other related costs and expenses including the closure of facilities of $0.2 million.

Extraordinary Gain on Conversion of Convertible Notes

On March 28, 2001, we completed the issuance of $23,840,250 principal amount of 10% Senior Convertible Notes ("Exchange Notes") in exchange for the cancellation of $75,905,000 principal amount of 7% Convertible Subordinated Notes (the "Notes") The above exchange transactions have been accounted for in accordance with Financial Accounting Standards Board Statement No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings." As a result of these exchanges, we recorded a $39.3 million extraordinary gain on the exchange of convertible notes during the three months ended March 31, 2001. (See also
Note 6.)

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

On January 8, 2001, we received approximately $10.26 million relating to our issuing 10% Senior Convertible Notes due on January 8, 2006.

On February 14, 2001, we announced that we entered into a bridge funding and amendment agreement that would allow us to borrow up to $5 million from our majority-owned subsidiary India.com pursuant to a bridge note. As of March 31, 2001, we borrowed $4 million against this agreement. On October 17, 2001, the Company and the holders of India.com preferred stock completed the exchange of India.com preferred stock for 1,420,400 shares of the Company's Class A common stock. This resulted in the settlement of the draw down under the bridge funding agreement.

On March 19, 2001, we completed the issuance of $3.9 million principal amount of 10% Senior Convertible Notes due January 8, 2006.

On March 20, 2001, we completed the private placement of 3,000,000 shares of our Class A common stock to a private investor for an aggregate price of $3 million.

During the first quarter of 2001, we took additional actions to further reduce our cash burn. These actions included additional staff layoffs in some of our businesses as well as the anticipated completion of the sale of certain of our businesses. Accordingly, we incurred additional restructuring and impairment charges to reduce the value of certain of our acquisitions and investments. This is due to the continuous and prolonged decline in valuations of U.S. business and consumer portals, including revenue multiples, as well as the lack of capital funding available to Internet-related businesses in order to fund their operating losses, and continual investments that their management teams believe are necessary to sustain operations. Such charges amounted to $12.2 million, of which less than $2 million was cash charges. Most of these charges covered additional write-downs of tangible and intangible assets and the carrying value of certain investments.

On March 28, 2001, we completed the issuance of an aggregate of $23,840,250 principal amount of senior convertible notes in exchange for the cancellation of $75,905,000 principal amount of 7% Convertible Subordinated Notes. $2,531,250 of the Senior Convertible Notes is subject to cancellation in exchange for the issuance of 1,420,714 shares of Class A common stock, subject to satisfaction of certain conditions. The reduction in outstanding indebtedness, together with the ability to pay up to one-half of interest on the Senior Convertible Notes in shares of Class A common stock, has reduced our cash interest requirements.

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

Net cash used in operating activities was $0.9 million for the three months ended March 31, 2002. In the comparable quarter in 2001 net cash provided by operating activities was $5.1 million but this included $12.5 million in proceeds from sales and maturities of marketable securities.

Net cash used in investing activities was $0.8 million for the three months ended March 31, 2002 and $14.6 million for the three months ended March 31, 2001. In 2002, cash was used for the purchases of intangible assets and equipment. In 2001, net cash used in investing activities consisted of $15.3 million for acquisitions and $2.3 million for purchases of equipment, net of $3.0 million in proceeds received from the sale of the ad network.

Net cash used in financing activities was $0.5 million for the three months ended March 31, 2002 as compared to cash provided by these activities of $14.0 million for the three months ended March 31, 2001. During the first quarter of 2002, we made $0.2 million in payments against capital lease obligations and $0.4 million in interest payments on restructured notes. During the first quarter of 2001, we received $14.1 million from the issuance of senior convertible notes and $3.0 million from the issuance of our Class A Common Stock offset by $3.0 million in payments under capital lease obligations.

At March 31, 2002, we had $10.9 million of cash and cash equivalents. Our principal commitments consist of $24.1 million in subordinated convertible notes due in 2005; $36.0 million in senior convertible notes due in 2006; $19.1 million of 12% restructured notes payable due in quarterly installments beginning in June 2003; and obligations under capital leases and commitments for telecommunications services. For the years ended December 31, 2001 and 2000, we received a report from our independent accountants containing an explanatory paragraph stating that we suffered recurring losses from operations since inception and have a working capital deficiency that raise substantial doubt about our ability to continue as a going concern. We incurred a net loss of $2.7 million during the quarter ended March 31, 2002, and have an accumulated deficit of $516.1 million as of March 31, 2002. We believe that the Company may need additional financing to meet cash requirements for its operations. However, if we are unable to raise additional financing or generate sufficient cash flow, we may be unable to continue as a going concern.

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

The Company adopted the provisions of Statement 141 immediately and Statement 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 were amortized prior to the adoption of Statement 142.

Statement 141 requires, upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company is required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company is required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

In connection with the transitional goodwill impairment evaluation, Statement 142 requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company has up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which will be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.

As of January 1, 2002, the date of adoption, the Company had unamortized goodwill and other intangible assets in the amount of $107.9 million, which is subject to the transition provisions of Statement 142. Amortization expense related to goodwill and other intangible assets of continuing operations was $52.1 million for the year ended December 31, 2001. Because of the extensive effort needed to comply with adopting Statement 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at this time, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle. However, it is possible that this assessment could result in an impairment charge during the second quarter of 2002.

The following unaudited pro forma disclosure presents the adoption of Statement 142 as if it had occurred at the beginning of all periods presented:

                                                                                                            March 31,
                                                                                              -----------------------------------
(In thousands, except per share amounts)                                                           2002                 2001
                                                                                              ---------------     ---------------

Loss from continuing operations .....................................................         $        (2,652)    $       (53,855)
Add back: Goodwill amortization .....................................................                    --                11,049
Adjusted loss from continuing operations ............................................                  (2,652)            (42,806)

Loss from discontinued operations ...................................................                    --               (54,064)
Add back: Goodwill amortization .....................................................                    --                 3,407
Adjusted loss from discontinued operations ..........................................                    --               (50,657)

Extraordinary gains .................................................................                    --                39,349
Adjusted net loss ...................................................................         $        (2,652)    $       (54,114)

Basic and diluted net loss per common share:
Loss from continuing operations .....................................................         $         (0.16)    $         (7.64)
Goodwill amortization from continuing operations ....................................                    --                  1.57
Adjusted loss from continuing operations ............................................                   (0.16)              (6.07)

Loss from discontinued operations ...................................................                    --                 (7.66)
Goodwill amortization from discontinued operations ..................................                    --                  0.48
Adjusted loss from discontinued operations ..........................................                    --                 (7.18)

Extraordinary gains .................................................................                    --                  5.58
Adjusted net loss ...................................................................         $         (0.16)    $         (7.67)

Weighted average basic and diluted shares outstanding ...............................                  16,166               7,053

Included in the Company's balance sheet as of March 31, 2002 are the following (in thousands):

                                                                                                Accumulated
                                                                             Gross Cost        Amortization             Net
                                                                          ---------------     ---------------     ---------------
Goodwill .............................................................    $       152,659     $       (83,824)    $        68,835

Intangibles with finite lives:
   Technology ........................................................             16,550              (6,347)             10,203
   Trademark .........................................................             16,000              (1,733)             14,267
   Customer lists ....................................................             11,000              (1,192)              9,808
   Software development and licenses .................................              4,580              (2,088)              2,492
                                                                          ---------------     ---------------     ---------------
                                                                          $        48,130     $       (11,360)    $        36,770
                                                                          ===============     ===============     ===============

Amortization related to intangible assets with finite lives was $2.0 million and $1.4 million for the three months ended March 31, 2002 and 2001, respectively. In accordance with Statement 142, the Company reassessed the useful lives of all other intangible assets. There were no changes to such lives and there are no expected residual values associated with these intangible assets. Trademarks and customer lists are being amortized on a straight-line basis over ten years. Technology and software development and licenses are being amortized on a straight-line basis over their estimated useful lives from two to five years.

In connection with the adoption of Statement 142 on January 1, 2002, the Company reclassified $3.6 million in net book value associated with assembled workforce to goodwill. Accordingly, during the first quarter of 2002, goodwill was reduced by $0.3 million as a result of a final reconciliation related to the STI acquisition (See Note 2).

In June 2001, Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("Statement 143") was issued. Statement 143 addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated retirement costs that result from the acquisition, construction, or development and normal operation of a long-lived asset. Upon initial recognition of a liability for an asset retirement obligation, Statement 143 requires an increase in the carrying amount of the related long-lived asset. The asset retirement cost is subsequently allocated to expense using a systematic and rational method over the asset's useful life. Statement 143 is effective for fiscal years beginning after June 15, 2002. The adoption of this statement is not expected to have a material impact on the Company's financial position or results of operations.

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

The Company adopted Statement 144 effective January 1, 2002. The adoption of Statement 144 for long-lived assets held for use did not have an impact on the Company's financial position and results of operations because the impairment assessment under Statement 144 is largely unchanged from Statement 121 and the provisions of the Statement for assets held for sale or other disposals generally are required to be applied prospectively after the adoption date to newly initiated disposal activities.

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk, primarily from changes in interest rates, foreign exchange rates and credit risk. The Company maintains continuing operations in Europe (mostly in England) and, to a lesser extent, in Singapore and Malaysia. Fluctuations in exchange rates may have an adverse effect on the Company's results of operations and could also result in exchange losses. The impact of future rate fluctuations cannot be predicted adequately. To date the Company has not sought to hedge the risks associated with fluctuations in exchange rates.

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

We have not achieved profitability in any period, and we may not be able to achieve or sustain profitability. We incurred a net loss of $2.7 million for the three months ended March 31, 2002 and $206.3 million for the year ended December 31, 2001. We had an accumulated deficit of $516.1 million as of March 31, 2002. We intend to expand our sales and marketing operations, upgrade and enhance our technology, continue our international expansion, and improve and expand our management information and other internal systems. We intend to continue to make strategic acquisitions and investments, which may result in significant amortization of intangibles and other expenses or a later impairment charge arising out of the write-off of goodwill booked as a result of such acquisitions or investments. We are making these expenditures in anticipation of higher revenues, but there will be a delay in realizing higher revenues even if we are successful. If we do not succeed in substantially increasing our revenues or integrating the EasyLink Services and Swift businesses with our historical business, our losses may continue.

If we are unable to raise necessary capital in the future, we may be unable to invest in the growth of our business or fund necessary expenditures.

We may need to raise additional capital in the future.

See Part II. Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - contained in our Annual Report on Form 10-K for the year ended December 31, 2001 and subsequent reports filed with the Securities and Exchange Commission. At March 31, 2002, we had $10.9 million of cash, cash equivalents and marketable securities. Our principal commitments consist of subordinated convertible notes, senior convertible notes, notes payable, obligations under capital leases, accounts payable and other current obligations, commitments for capital expenditures and commitments for telecommunications services. For each of the years ended December 31, 2001 and 2000, we received a report from our independent accountants containing an explanatory paragraph stating that we suffered recurring losses from operations since inception and have a working capital deficiency that raise substantial doubt about our ability to continue as a going concern. We may need additional financing to invest in the growth of our business and to pay other obligations, and the availability of such financing when needed, on terms acceptable to us, or at all, is uncertain. See "Risk Factors - We May Be Unable to Pay Debt Service on Our Indebtedness for Money Borrowed and Other Obligations." If we are unable to raise additional financing or generate sufficient cash flow, we may be unable to continue as a going concern.

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

As of March 31, 2002, we had approximately $95.3 million principal amount of outstanding indebtedness for borrowed money and capital leases. We may incur substantial additional indebtedness in the future. The level of our indebtedness, among other things, could (1) make it difficult for us to make payments on our indebtedness, (2) make it difficult to obtain any necessary financing in the future for working capital, capital expenditures, debt service requirements or other purposes, (3) limit our flexibility in planning for, or reacting to changes in, our business, and (4) make us more vulnerable in the event of a downturn in our business.

We may be unable to pay debt service on our indebtedness for money borrowed and other obligations.

We had an operating loss and negative cash flow for the three months ended March 31, 2002. In addition, we have a substantial amount of outstanding accounts payable and other obligations. Accordingly, cash generated by our operations would have been insufficient to pay the amount of interest payable annually on our outstanding indebtedness or to pay our other obligations. We cannot assure you that we will be able to pay interest and other amounts due on our outstanding indebtedness, or our other obligations, on the scheduled dates or at all. If our cash flow and cash balances are inadequate to meet our obligations, we could face substantial liquidity problems. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments, or if we otherwise fail to comply with any covenants in our indebtedness, we would be in default under these obligations, which would permit these lenders to accelerate the maturity of the obligations and could cause defaults under our indebtedness. Any such default could have a material adverse effect on our business, results of operations and financial condition. We cannot assure you that we would be able to repay amounts due on our indebtedness if payment of the indebtedness were accelerated following the occurrence of an event of default under, or certain other events specified in, the agreements governing our outstanding indebtedness and capital leases, including any deemed sale of all or substantially all of our assets.

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

o increases or decreases in the number of transactions generated by our customers (such as insurance claims, trade and travel confirmations, purchase orders, invoices, shipping notices, funds transfers, among others), which is affected by factors that affect specific customers, the respective industries in which our customers conduct business and the economy generally;

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

o    delivery and transaction management services in particular; and

o    general economic and market conditions.

o    Other such factors in our non-core assets include:

o    incurrence of additional expenditures without receipt of offsetting

o    revenues pending the sale of these assets.

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

Our business is, and we believe will continue to be, intensely competitive. See "Part I Item 1 - Business - Competition" in our Form 10-K and subsequent reports filed with the Securities and Exchange Commission.

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

Our business depends on the effectiveness of the Internet as a means of transmitting data. The recent growth in the use of the Internet has caused frequent interruptions and delays in accessing and transmitting data over the Internet. Any deterioration in the performance of the Internet as a whole could undermine the benefits of our services. Therefore, our success depends on improvements being made to the entire Internet infrastructure to alleviate overloading and congestion. We also depend on telecommunications network suppliers such as AT&T Corp. and Worldcom for a variety of telecommunications and Internet services. Pending the transition of the network and operations for the EasyLink Services business acquired from AT&T, we are dependent on the services being provided to us under our Transition Services Agreement with AT&T. See "Risk Factors - We May Be Unable to Successfully Integrate the EasyLink Services Business Acquired From AT&T" above, "Item 1. Business - Technology" in our Form 10-K and subsequent filings with the Securities and Exchange Commission.

Gerald Gorman and George Abi Zeid collectively held as of April 30, 2002 approximately 49.5% of the total outstanding voting power of EasyLink and will be able to prevent a change of control.

Gerald Gorman, our Chairman, held as of February 28, 2002 Class A and Class B common stock representing approximately 40.4% of the voting power of our outstanding common stock. Each share of Class B common stock entitles the holder to 10 votes on any matter submitted to the stockholders. George Abi Zeid, our President-International Operations and Director, beneficially owned as of February 28, 2002 Class A common stock representing approximately 9.5% of the voting power of our outstanding common stock and, after giving effect to the issuance of shares issuable upon conversion or exercise of convertible securities and warrants held by Mr. Abi Zeid, approximately 11.4% of such voting power. Based on their voting power as of April 30, 2002, Mr. Gorman and Mr. Abi Zeid will effectively be able to determine the outcome of all matters requiring stockholder approval, including the election of directors, amendment of our charter and approval of significant corporate transactions. Mr. Gorman and Mr. Abi Zeid will be in a position to prevent a change in control of EasyLink even if the other stockholders were in favor of the transaction.

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

Continued changes in telecommunications regulations may significantly reduce the cost of domestic and international calls. To the extent that the cost of domestic and international calls decreases, we will face increased competition for our fax services, which may have a material adverse effect on our business, financial condition or results in operations.

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

Sales of a substantial number of shares of our common stock in the public market could cause the market price of our Class A common stock to decline. As of April 30, 2002, we had an aggregate of 16,287,548 shares of Class A and Class B common stock outstanding. As of April 30, 2002 we had options to purchase approximately
1.84 million shares of Class A common stock outstanding. As of April 30, 2002, we had warrants to purchase approximately 1.84 million shares of Class A common stock outstanding. As of April 30, 2002, we had approximately 4.4 million shares of Class A common stock issuable upon conversion of outstanding senior convertible notes and an indeterminate number of additional shares of Class A common stock issuable over five years in payment of interest on such senior notes. In addition, we had 127,151 shares of Class A common stock issuable upon conversion of our remaining outstanding 7% Convertible Subordinated Notes due 2005 at an exercise price of $189.50 per share.

As of April 30, 2002, approximately 11 million shares of Class A common stock and Class B common stock were freely tradable, in some cases subject to the volume and manner of sale limitations contained in Rule 144. As of such date, approximately 6.2 million shares of Class A common stock will become available for sale at various later dates upon the expiration of one-year holding periods or upon the expiration of any other applicable restrictions on resale. We are likely to issue large amounts of additional Class A common stock, which may also be sold and which could adversely affect the price of our stock.

As of April 30, 2002, the holders of approximately 5.3 million shares of outstanding Class A common stock, the holders of approximately 1.8 million shares of Class A common stock issuable upon exercise of our outstanding warrants and the holders of approximately 6 million shares of Class A common stock issuable upon conversion of our outstanding senior or subordinated convertible notes and issuable in payment of interest over the first 18 months after the date of issuance on our senior convertible notes, had the right, subject to various conditions, to require us to file registration statements covering their shares, or to include their shares in registration statements that we may file for ourselves or for other stockholders. By exercising their registration rights and selling a large number of shares, these holders could cause the price of the Class A common stock to fall. An undetermined number of these shares have been sold publicly pursuant to Rule 144.

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

PART II OTHER INFORMATION

Item 1: Legal Proceedings

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

Item 2: Changes in Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the three months ended March 31, 2002, we issued 27,041 shares of Class A common stock to employees at a weighted average exercise price of $3.71 per share representing the Company's matching contribution to its 401(k) plan.

During the three months ended March 31, 2002, we issued 441,037 shares of Class A common stock valued at approximately $1.3 million as payment for interest in lieu of cash.

During the three months ended March 31, 2002, we issued 100,000 shares of Class A common stock in connection with the March 20, 2001 private placement.

During the three months ended March 31, 2002, we issued 56,075 shares of Class A common stock valued at approximately $314,000 in connection with a settlement with respect to the divestiture of the India.com subsidiary.

During the three months ended March 31, 2002, we issued 36,232 shares of Class A common stock valued at approximately $203,000 in connection with the settlement of an indemnification obligation arising out of the sale of Asia.com's eLong.com business. The indemnification obligation arose out of a contingent payment obligation owed by eLong.com to the sellers of a business purchased by eLong.com.

During the three months ended March 31, 2002, we issued 11,549 shares of Class A common stock valued at $73,000 in payment of a bonus to an employee.

During the three months ended March 31, 2002, we issued 21,016 shares of Class A common stock valued at approximately $78,000 to a consultant in payment of consulting fees.


Item 6 Exhibits and Reports on Form 8-K

The following exhibits are filed as part of this report: none.

Reports on Form 8-K - EasyLink Services Corporation filed the following reports on Form 8-K during the three months ended March 31, 2002:

         Report on Form 8-K filed on January 15, 2002 announcing the Company's 2002 business strategy.

         Report on Form 8-K filed on January 22, 2002 announcing the Company's 1 for 10 reverse stock split.

ITEM 7

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereto duly authorized.

EasyLink Services Corporation

           /s/ DEBRA L. MCCLISTER
           ----------------------

           Executive Vice President and
           Chief Financial Officer

May 15, 2002