Form 10-Q
period 2002-06-30
EASYLINK SERVICES CORP
filed 2002-08-14
CIK 1081661

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                                   (Mark One)


     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Common stock outstanding at July 31, 2002: Class A common stock $0.01 par value 15,718,291 shares, and Class B common stock $0.01 par value 1,000,000 shares.

                          EASYLINK SERVICES CORPORATION
                                  JUNE 30, 2002
                                    FORM 10-Q
                                      INDEX

                                                                                                  Page
                                                                                                 Number
                                                                                                 ------
PART I:   FINANCIAL INFORMATION
Item 1:   Condensed Consolidated Financial Statements:

          Condensed Consolidated Balance Sheets as of June 30,
          2002 (unaudited) and December 31, 2001.....................................................3

          Unaudited Condensed Consolidated Statements of Operations for the
          three months ended June 30, 2002 and 2001..................................................4

          Unaudited Condensed Consolidated Statements of Operations for the
          six months ended June 30, 2002 and 2001....................................................5

          Unaudited Condensed Consolidated Statements of Cash Flows for the
          six months ended June 30, 2002 and 2001....................................................6

          Notes to Unaudited Interim Condensed Consolidated Financial Statements.....................8

Item 2:   Management's Discussion and Analysis of Financial Condition and Results of Operations......27

Item 3:   Qualitative and Quantitative Disclosure about Market Risk..................................38

PART II: OTHER INFORMATION

Item 1:   Legal Proceedings..........................................................................50

Item 2:   Changes in Securities and Use of Proceeds..................................................50

Item 4:   Submission of Matters to a Vote of Security Holders........................................50

Item 6:   Exhibits and Reports on Form 8-K...........................................................51

Item 7:   Signatures.................................................................................52

                          Easylink Services Corporation
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

                                                                                       June 30,    December 31,
                                                                                         2002          2001
                                                                                     ------------   ----------
                                          ASSETS                                      (unaudited)    Note 1(b)

Current assets:
Cash and cash equivalents...........................................................   $ 12,042      $  13,278
Accounts receivable, net of allowance for doubtful accounts
   $13,360 and $14,547 as of June 30, 2002 and December 31, 2001, respectively......     15,574         21,812
Prepaid expenses and other current assets...........................................      2,785          1,810
                                                                                     ------------   ----------
Total current assets................................................................     30,401         36,900
                                                                                     ------------   ----------
Property and equipment, net.........................................................     18,360         21,956
Investments.........................................................................      1,535          1,535
Goodwill............................................................................     68,835         65,491
Intangible assets, net..............................................................     34,750         42,446
Other...............................................................................      1,857          1,914
                                                                                     ------------   ----------
Total assets........................................................................   $155,738       $170,242
                                                                                     ============   ==========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable....................................................................   $ 13,310      $  16,182
Accrued expenses....................................................................     24,993         32,702
Restructuring reserves payable......................................................        435            799
Current portion of capital lease obligations........................................        443            554
Current portion of notes payable....................................................      1,720             --
Current portion of capitalized interest on notes payable............................      1,649          1,410
Deferred revenue....................................................................        445            759
Other current liabilities...........................................................        639            413
Net liabilities of discontinued operations..........................................        417          1,675
                                                                                     ------------   ----------
Total current liabilities...........................................................     44,051         54,494
                                                                                     ------------   ----------
Capital lease obligations, less current portion.....................................        414            566
Capitalized interest on notes payable, less current portion.........................     11,565         12,659
Notes payable.......................................................................     79,272         80,923
                                                                                     ------------   ----------
Total liabilities...................................................................    135,302        148,642
                                                                                     ------------   ----------
Contingent share issuance on notes payable..........................................      1,025          1,091

Stockholders' equity:
Common stock, $0.01 par value; 510,000,000 shares authorized at June 30, 2002 and December 31, 2001, respectively:
   Class A--500,000,000 shares authorized at June 30, 2002 and December 31,
   2001; 15,596,675 and 14,580,211 shares issued and
   outstanding at June 30, 2002 and December 31, 2001, respectively.................        156            146
   Class B--10,000,000 shares authorized at June 30, 2002 and December 31, 2001,
   respectively, 1,000,000 issued and outstanding at June 30, 2002 and December              10             10
   31, 2001
Additional paid-in capital..........................................................    536,683        533,878
Deferred compensation...............................................................         --            (42)
Accumulated other comprehensive loss................................................        (61)           (37)
Accumulated deficit.................................................................   (517,377)      (513,446)
                                                                                     ------------   ----------
Total stockholders' equity..........................................................     19,411         20,509
                                                                                     ------------   ----------
Commitments and contingencies

Total liabilities and stockholders' equity.......................................... $  155,738     $  170,242
                                                                                     ============   ==========

See accompanying notes to unaudited condensed consolidated financial statements.

                          EasyLink Services Corporation
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)
                                   (unaudited)

                                                                                        Three Months Ended June 30,

                                                                                       2002                   2001
                                                                                       ----                   ----

Revenues..................................................................... $        30,029        $        33,858

Cost of revenues.............................................................          14,282                 22,122
                                                                              ---------------        ---------------
Gross profit.................................................................          15,747                 11,736
                                                                              ---------------        ---------------
Sales and marketing..........................................................           5,308                  7,595
General and administrative...................................................           7,145                 11,890
Product development..........................................................           1,566                  2,606
Amortization of goodwill and other intangible assets.........................           1,687                 12,705
Impairment of intangible assets..............................................              --                  2,150
Restructuring and impairment charges.........................................              --                 13,098
                                                                              ---------------        ---------------
Total operating expenses.....................................................          15,706                 50,044
                                                                              ---------------        ---------------
Income (loss) from operations................................................              41                (38,308)
                                                                              ---------------        ---------------
Other income (expense):
Interest income..............................................................              35                    112
Interest expense.............................................................          (1,331)                (2,539)
Impairment of investments....................................................              --                 (7,463)
Other, net...................................................................             (24)                   127
                                                                              ---------------        ---------------
Total other (expense) income, net............................................          (1,320)                (9,763)
                                                                              ---------------        ---------------
Minority interest............................................................              --                   (154)
                                                                              ---------------        ---------------
Loss from continuing operations..............................................          (1,279)               (48,225)
                                                                              ---------------        ---------------
Loss from discontinued operations............................................              --                (11,960)
                                                                              ---------------        ---------------
Loss before extraordinary item...............................................          (1,279)               (60,185)
Extraordinary gains..........................................................              --                  1,079
                                                                              ---------------        ---------------
Net loss ....................................................................         $(1,279)              $(59,106)
                                                                              ===============        ===============
Basic and diluted net loss per share:

Loss from continuing operations.............................................. $        (0.08)        $         (5.48)
Loss from discontinued operations............................................              --                  (1.36)
Extraordinary gains..........................................................              --                    0.12
                                                                              ---------------        ----------------
Net loss..................................................................... $         (0.08)       $          (6.72)
                                                                              ===============        ================
Weighted-average basic and diluted shares outstanding........................      16,541,485              8,792,934
                                                                              ===============        ================

See accompanying notes to unaudited condensed consolidated financial statements.

                          EasyLink Services Corporation
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)
                                   (unaudited)

                                                                                        Six Months Ended June 30,
                                                                                        -------------------------

                                                                                       2002                   2001
                                                                                       ----                   ----

Revenues..................................................................... $        60,334        $        53,580

Cost of revenues.............................................................          30,154                 40,256
                                                                              ----------------       ----------------
Gross profit.................................................................          30,180                 13,324
                                                                              ---------------        ---------------
Sales and marketing..........................................................          10,620                 18,157
General and administrative...................................................          14,417                 21,227
Product development..........................................................           3,339                  5,735
Amortization of goodwill and other intangible assets.........................           3,376                 25,101
Impairment of intangible assets..............................................              --                  2,150
Restructuring and impairment charges.........................................              --                 25,337
Loss on sale of business.....................................................              --                  2,327
                                                                              ---------------        ----------------
Total operating expenses.....................................................          31,752                100,034
                                                                              ---------------        ---------------
Loss from operations.........................................................          (1,572)               (86,710)
                                                                              ---------------        ---------------
Other income (expense):
Interest income..............................................................             147                    363
Interest expense.............................................................          (2,491)                (5,649)
Impairment of investments....................................................              --                (10,131)
Other, net...................................................................             (15)                   201
                                                                              ---------------        ---------------
Total other (expense) income, net............................................          (2,359)               (15,216)
                                                                              ---------------        ---------------
Minority interest............................................................              --                   (154)
                                                                              ---------------        ---------------
Loss from continuing operations..............................................          (3,931)              (102,080)
                                                                              ---------------        ---------------
Loss from discontinued operations............................................              --                (66,024)
                                                                              ---------------        ---------------
Loss before extraordinary item...............................................          (3,931)              (168,104)
Extraordinary gains..........................................................              --                 40,428
                                                                              ---------------        ---------------
Net loss .................................................................... $        (3,931)       $      (127,676)
                                                                              ===============        ===============
Basic and diluted net loss per share:

Loss from continuing operations..............................................       $   (0.24)       $        (12.88)
Loss from discontinued operations............................................              --                  (8.33)
Extraordinary gains..........................................................              --                   5.10
                                                                              ---------------        ---------------
Net loss..................................................................... $         (0.24)       $        (16.11)
                                                                              ===============        ===============
Weighted-average basic and diluted shares outstanding........................      16,354,879              7,927,692
                                                                              ===============        ===============

See accompanying notes to unaudited condensed consolidated financial statements.

                          EasyLink Services Corporation
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                    Six Months Ended June 30,
                                                                                 ------------------------------

                                                                                      2002            2001
                                                                                 --------------   -------------
Cash flows from operating activities:
Net loss........................................................................ $       (3,931)  $    (127,676)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations...............................................             --          66,024
Amortization of partner advances................................................             --           2,304
Non-cash interest...............................................................          1,464             206
Depreciation and amortization...................................................          5,033          11,499
Amortization of goodwill and other intangible assets............................          4,052          25,101
Provision for doubtful accounts.................................................          1,668           2,229
Provision for restructuring and impairments.....................................           (364)         25,337
Extraordinary gains.............................................................             --         (40,428)
Amortization of domain assets...................................................             --             233
Amortization of deferred compensation...........................................             42             213
Amortization of debt issuance costs.............................................             83             292
Loss on sale of advertising network.............................................             --           2,327
Other...........................................................................             13              (4)
Impairment of investments.......................................................             --          10,131
Impairment of intangible assets.................................................             --           2,150
Minority interest...............................................................             --             154
Changes in operating assets and liabilities, net of effect of acquisitions and discontinued operations:
Accounts receivable, net........................................................          4,570           6,330
Prepaid expenses and other current assets.......................................           (975)          1,878
Proceeds from sales and maturities of marketable securities.....................             --          12,513
Other assets....................................................................            200            (260)
Accounts payable, accrued expenses and other current liabilities................        (10,456)          5,677
Deferred revenue................................................................           (314)           (496)
                                                                                 --------------   -------------
Net cash provided by operating activities.......................................          1,085           5,734
                                                                                 --------------   -------------
Cash flows from investing activities:
Proceeds from sales of businesses...............................................             --           4,641
Purchases of intangible assets..................................................             --            (964)
Purchases of property and equipment, including capitalized software.............         (1,450)         (1,322)
Acquisitions, net of cash paid (acquired).......................................             --         (15,876)
                                                                                 --------------   -------------
Net cash used in investing activities...........................................         (1,450)        (13,521)
                                                                                 --------------   -------------
Cash flows from financing activities:
Net proceeds from issuance of Class A common stock..............................             --           3,010
Issuance of shares to employee benefit plans....................................            224             243
Proceeds from issuance of convertible notes, net................................             --          14,110
Payments under capital lease obligations........................................           (337)         (4,185)
Interest payments on restructured notes.........................................           (362)             --
Principal payments of notes payable.............................................            (72)         (1,867)
                                                                                 --------------   -------------
Net cash (used in) provided by financing activities.............................           (547)         11,311
                                                                                 --------------   -------------
Effect of foreign exchange rate changes on cash and cash equivalents............            (24)            (11)
Net (decrease) increase in cash and cash equivalents............................           (936)          3,513
Cash (used in) provided by discontinued operations..............................           (300)          2,202
Cash and cash equivalents at beginning of the period............................         13,278           4,331
                                                                                 --------------   -------------
Cash and cash equivalents at the end of the period..............................        $12,042         $10,046
                                                                                 ==============   =============

Supplemental disclosure of non-cash information:

During the six months ended June 30, 2002 and 2001, the Company paid approximately $1.3 million and $5.8 million, respectively, for interest. In addition, we issued 574,637 shares of Class A common stock valued at approximately $1.5 million as payment for interest in lieu of cash during the six months ended June 30, 2002 (see Note 6). Through the issuance of 13,538 shares of Class A common stock, the Company paid approximately $237,000 in interest for the six months ended June 30, 2001.

During the six months ended June 30, 2002, the Company issued shares of Class A common stock as follows:

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

         The Company issued 7,716 shares of Class A common stock valued at approximately $11,000 in connection with a severance agreement.

         The Company issued 106,534 shares of Class A common stock valued at approximately $100,000 in settlement of a vendor obligation.

During the six months ended June 30, 2001, the Company issued shares of Class A common stock as follows:

         The Company issued 60,423 shares of Class A common stock valued at approximately $381,000 in settlement of a vendor obligation.

         The Company issued 31,746 shares of Class A common stock valued at approximately $200,000 as payment related to the sale of its advertising network.

         The Company issued 162,083 shares of Class A common stock valued at approximately $1.3 million as payment for a contingent settlement obligation.

         The Company issued 27,500 shares of Class A common stock valued at $189,000 for a settlement obligation associated with the sale of a business.

         The Company issued 61,475 shares of Class A common stock valued at approximately $655,000 to certain former employees of Asia.com and India.com as severance payments.

Non-cash investing activities:

During the six months ended June 30, 2001, the Company issued 22,222 shares of its Class A common stock in connection with an investment. These transactions resulted in non-cash investing activities of $285,000 (see Note 3).

During the six months ended June 30, 2001, the Company issued 1,896,218 shares of its Class A common stock in connection with certain acquisitions. These transactions resulted in non-cash investing activities of $30.8 million (see
Note 2).

Non-cash financing activities:

During the six months ended June 30, 2002, we issued 100,000 shares of Class A common stock in connection with the March 20, 2001 private placement (See Note
8).

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

(b) Unaudited Interim Condensed Consolidated Financial Information

The accompanying interim condensed consolidated financial statements as of June 30, 2002 and for the three and six months ended June 30, 2002 and 2001 have been prepared by the Company and are unaudited. In the opinion of management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the consolidated financial position of EasyLink Services as of June 30, 2002 and the consolidated results of operations and cash flows for the interim periods ended June 30, 2002 and 2001. The results of operations for any interim period are not necessarily indicative of the results of operations for any other future interim period or for a full fiscal year. The condensed consolidated balance sheet at December 31, 2001 has been derived from audited consolidated financial statements at that date.

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

(c) Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned or majority-owned subsidiaries from the dates of acquisition. All other investments over which the Company does not have the ability to control or exercise significant influence are accounted for under the cost method. The interest of shareholders other than those of EasyLink is recorded as minority interest in the accompanying consolidated statements of operations and consolidated balance sheets. When losses applicable to minority interest holders in a subsidiary exceed the minority interest in the equity capital of the subsidiary, these losses are included in the Company's results, as the minority interest holder has no obligation to provide further financing to the subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

(f) Revenue Recognition

The Company's business information exchange services include transaction delivery services such as electronic data interchange or "EDI;" fax, e-mail and telex production messaging services; integrated desktop messaging services; managed e-mail and groupware hosting services including services that help protect corporate e-mail systems such as virus protection, spam control and content filtering services, and professional messaging services and support. The Company derives revenues from monthly per-message and usage-based charges for its transaction delivery services; from monthly per-user or per-message fees for managed e-mail and groupware hosting and virus protection, spam control and content filtering services, and license and consulting fees for our professional services. Revenue from services is recognized as the services are performed.

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

The Company also traded advertisements on its Web properties in exchange for advertisements on the Internet sites of other companies as part of the ad network business. Barter revenues and expenses were recorded at the fair market value of services provided or received; whichever is more determinable in the circumstances. Revenue from barter transactions were recognized as income when advertisements were delivered on the Company's Web properties. Barter expense was recognized when the Company's advertisements are run on other companies' Web sites, which is typically in the same period when barter revenue was recognized. If the advertising impressions were received from the customer prior to the Company delivering the agreed-upon advertising impressions, a liability was recorded, and if the Company delivered the advertising impressions to the other companies' Web sites prior to receiving the agreed-upon advertising impressions, a prepaid expense was recorded. At June 30, 2002 and December 31, 2001, the Company had no liability for barter advertising to be delivered. Barter revenues, which are a component of advertising revenue, amounted to $0 and $0.6 million for the six months ended June 30, 2002 and 2001, respectively. For the six months ended June 30, 2002 and 2001, barter expenses, which is a component of cost of revenues, were approximately $0 and $0.6 million, respectively.

Deferred revenue represents payments that have been received in advance of the services being performed.

Other revenues includes revenues from the licensing and sale of domain names, which are recognized ratably during the licensing period or at the time when the ownership of the domain name is transferred provided that no significant Company obligation remains and collection of the resulting receivable is probable. To date, such revenues have not been material.

(g) Financial Instruments and Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash, cash equivalents, restricted investments, marketable securities, accounts receivable, notes payable and convertible notes payable. At June 30, 2002 and December 31, 2001, the fair value of cash, cash equivalents, restricted investments, marketable securities and accounts receivable approximated their financial statement carrying amount because of the short-term maturity of these instruments. The recorded values of notes payable and convertible notes payable approximate their fair values, as interest approximates market rates with the exception of the Convertible Subordinated Notes payable with a carrying value of $24.1 million, which has an estimated fair value of $6.1 million and $6.6 million at June 30, 2002 and December 31, 2001, respectively, based upon quoted market prices (See Note 6).

Credit is extended to customers based on the evaluation of their financial condition and collateral is not required. The Company performs ongoing credit assessments of its customers and maintains an allowance for doubtful accounts. No single customer exceeded 10% of either total revenues or accounts receivable as of and for the six months ended June 30, 2002 or 2001. Revenues from the Company's five largest customers accounted for an aggregate of 6% of the Company's total revenues for the three months ended June 30, 2002 and 2001.

(h) Basic and Diluted Net Loss Per Share

Loss per share is presented in accordance with the provisions of SFAS No. 128, "Earnings Per Share", and the Securities and Exchange Commission Staff Accounting Bulletin No. 98. Under SFAS No. 128, basic Earnings per Share ("EPS") excludes dilution for common stock equivalents and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. Diluted net loss per share is equal to basic loss per share since all common stock equivalents are anti-dilutive for each of the periods presented. Diluted net loss per share for the periods ended June 30, 2002 and 2001 does not include shares issuable upon exercise of employee stock options and warrants and upon conversion of convertible notes.

(i) Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("Statement 141"), and Statement No. 142, "Goodwill and Other Intangible Assets" ("Statement 142"). Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Financial Accounting Standards Board No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("Statement 121").

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

As of January 1, 2002, the date of adoption, the Company had unamortized goodwill in the amount of $69.1 million, which is subject to the transition provisions of Statement 142. Amortization expense related to goodwill of continuing operations was $52.1 million for the year ended December 31, 2001. During the quarter ended June 30,2002, the Company completed its assessment with the assistance of an independent appraiser in accordance with Statement 142 and determined that there was no impairment as of January 1, 2002.

The following unaudited pro forma disclosure presents the adoption of Statement 142 as if it had occurred at the beginning of all periods presented:

                                                                         Three Months Ended                 Six Months Ended
                                                                         ------------------                 ----------------
                                                                              June 30,                          June 30,
                                                                              --------                          --------
 (In thousands, except per share amounts)                                2002         2001                 2002         2001
                                                                         ----         ----                 ----         ----

Loss from continuing operations..............................         $(1,279)      $(48,225)            $(3,931)    $(102,080)

Add back: Goodwill amortization..............................              --         10,612                  --        21,661
Adjusted loss from continuing operations.....................          (1,279)       (37,613)             (3,931)      (80,419)

Loss from discontinued operations............................              --        (11,960)                 --       (66,024)
Add back: Goodwill amortization..............................              --            328                  --         3,735
Adjusted loss from discontinued operations...................              --        (11,632)                 --       (62,289)

Extraordinary gains..........................................              --          1,079                  --        40,428
Adjusted net loss............................................         $(1,279)      $(48,166)            $(3,931)    $(102,280)

Basic and diluted net loss per common share:
Loss from continuing operations..............................          $(0.08)        $(5.48)             $(0.24)      $(12.87)
Goodwill amortization from continuing operations.............              --           1.21                  --          2.73
Adjusted loss from continuing operations.....................           (0.08)         (4.27)              (0.24)       (10.14)

Loss from discontinued operations............................              --          (1.36)                 --         (8.33)
Goodwill amortization from discontinued operations...........              --           0.04                  --          0.47
Adjusted loss from discontinued operations...................              --          (1.32)                 --         (7.86)

Extraordinary gains..........................................              --           0.12                  --          5.10
Adjusted net loss............................................          $(0.08)        $(5.47)             $(0.24)      $(12.90)

Weighted average basic and diluted shares outstanding .......          16,541          8,793              16,355         7,928

In connection with the adoption of Statement 142 on January 1, 2002, the Company reclassified $3.6 million in net book value associated with assembled workforce to goodwill. In addition, during the first quarter of 2002, goodwill was reduced by $0.3 million as a result of a final reconciliation related to the STI acquisition (See Note 2).

Included in the Company's balance sheet as of June 30, 2002 are the following (in thousands):

                                                                                          Accumulated
                                                                    Gross Cost           Amortization             Net
                                                                    ----------           ------------             ---
Goodwill.....................................................        $152,659              $(83,824)           $68,835

Intangibles with finite lives:
   Technology................................................          16,550                (7,359)             9,191
   Trademark.................................................          16,000                (2,133)            13,867
   Customer lists............................................          11,000                (1,467)             9,533
   Software development and licenses.........................           4,580                (2,421)             2,159
                                                                     --------              --------            -------
                                                                     $ 48,130              $(13,380)           $34,750
                                                                     ========              ========            =======

Amortization related to intangible assets with finite lives was $2.0 million and $2.1 million for the three months ended June 30, 2002 and 2001, respectively. In accordance with Statement 142, the Company reassessed the useful lives of all other intangible assets. There were no changes to such lives and there are no expected residual values associated with these intangible assets. Trademarks and customer lists are being amortized on a straight-line basis over ten years. Technology and software development and licenses are being amortized on a straight-line basis over their estimated useful lives from two to five years.

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

In April 2002, Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("Statement 145") was issued. FASB Statement No. 4 required all gains and losses from the extinguishment of debt to be reported as extraordinary items and Statement No. 64 related to the same matter. Statement 145 requires gains and losses from certain debt extinguishment to not be reported as extraordinary items when the use of debt extinguishment is part of the risk management strategy. Statement 44 was issued to establish transitional requirements for motor carriers relative to intangible assets. Those transitions are completed, therefore Statement 44 is no longer necessary. Statement 145 also amends Statement No. 13 requiring sale-leaseback accounting for certain lease modifications. Statement 145 is effective for fiscal years beginning after May 15, 2002. The provisions relating to sale-leaseback are effective for transactions after May 15, 2002. The adoption of Statement 145 is not expected to have a material impact on the Company's financial position or results of operations.

In July 2002, Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("Statement 146") was issued. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue ("EITF") 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principle difference between Statement 146 and EITF 94-3 relates to the timing of liability recognition. Under Statement 146, a liability for a cost associated with an exit or disposal activity is recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. The provisions of Statement 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this statement is not expected to have a material impact on the Company's financial position or results of operations.

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

Upon the closing of the acquisition of STI, the Company paid to the sole shareholder of STI $835,000 in cash and issued an unsecured note for $9,188,000 and 1,876,618 shares of EasyLink Class A common stock, valued at $30.8 million, as consideration for the acquisition of STI. The value of the common stock issued to STI is based on the average market price of EasyLink's common stock, as quoted on the Nasdaq national market, for the two days immediately prior to, the day of, and the two days immediately after the announcement of the transaction on February 8, 2001. The $9,188,000 note was payable in four equal semi-annual installments over two years and may be prepaid in whole or in part at any time and from time to time without payment of premium or penalty. The note was non-interest bearing unless the Company fails to make a required payment within 30 days after the due date therefor. Thereafter, the note would bear interest at the rate of 1% per month. The note also contained certain customary covenants and events of default. The holder of the note subsequently entered into an agreement with the Company to restructure the note. On November 27, 2001, the note was converted into a package of securities consisting of a senior convertible note in the principal amount of approximately $2.68 million, approximately 268,000 shares of Class A common stock and warrants to purchase approximately 268,000 shares of Class A common stock. The senior convertible note has an initial conversion price equal to $10.00 per share, subject to adjustment. The warrants have an exercise price equal to the average of the closing prices of the Company's Class A common stock over the 30 trading days ending two days before the closing of the restructuring of $6.10 per share, subject to adjustment. See Note 6 Notes Payable for a description of the restructuring, the senior convertible note and the warrants.

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

The following unaudited pro-forma consolidated amounts give effect to the 2001 acquisitions as if they had occurred on January 1, 2001, by consolidating their results of operations with the results of the Company for the three and six months ended June 30, 2001. The unaudited pro-forma consolidated results are not necessarily indicative of the operating results that would have been achieved had the transactions been in effect as of the beginning of the periods presented and should not be construed as being representative of future operating results. The pro forma basic and diluted net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding. Diluted net loss per share equals basic net loss per share, as common stock equivalents are anti-dilutive for all pro forma periods presented.


                                                                  Three Months Ended    Six Months Ended
In thousands, except per share amounts)                              June 30, 2001        June 30, 2001
                                                                     -------------        -------------

Revenues.......................................................        $ 38,913           $   80,116
Loss from continuing operations................................        $(48,152)          $ (106,240)
Loss from discontinued operations..............................        $(11,960)          $  (66,024)
Extraordinary gains............................................        $  1,079           $   40,428
Net loss ......................................................        $(59,033)          $ (131,836)
Basic and diluted net loss per common share:
Loss from continuing operations................................        $ (5.48)           $   (12.51)
Loss from discontinued operations..............................          (1.36)                (7.78)
Extraordinary gains............................................           0.12                  4.76
Net loss.......................................................        $ (6.72)           $   (15.53)
Weighted average shares used in net loss
per common share calculation (1)...............................          8,779                 8,490

(1) The Company computes net loss per share in accordance with provisions of SFAS No. 128, "Earnings per Share." Basic net loss per share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period. The calculation of the weighted average number of shares outstanding assumes that 1,896,218 shares of EasyLink's common stock issued in connection with its acquisitions were outstanding for the entire period or date of inception, if later. The weighted average common shares used to compute pro forma basic net loss per share includes the actual weighted average common shares outstanding for the periods presented, respectively, plus the common shares issued in connection with the 2001 acquisitions from January 1, 2001 or date of inception if later. Diluted net loss per share is equal to basic net loss per share as common stock issuable upon exercise of the Company's employee stock options and upon exercise of outstanding warrants are not included because they are antidilutive. In future periods, the weighted-average shares used to compute diluted earnings per share will include the incremental shares of common stock relating to outstanding options and warrants to the extent such incremental shares are dilutive.

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

On July 25, 2000, EasyLink entered into a strategic relationship with BulletN.net, Inc. The investment has been accounted for under the cost method of accounting, as EasyLink owns less than 20% of the outstanding stock of BulletN.net. As part of this agreement BulletN.net issued 666,667 shares of its common stock and a warrant to purchase up to 666,667 shares of BulletN.net common stock at $3.75 per share to EasyLink in exchange for 36,443 shares of EasyLink Class A common stock valued at approximately $3.1 million. The Company concluded that the carrying value of this cost-based investment was permanently impaired based on the achievement of business plan objectives and milestones and the fair value of the investment relative to its carrying value. During the first quarter of 2001, the Company recorded an impairment charge of $2.6 million due to an other-than-temporary decline in the value of this investment. This amount is included in impairment of investments within other income (expense) in the 2001 statement of operations. On March 1, 2001, in consideration of the exchange and cancellation of the 666,667 warrants and the waiver of certain anti-dilution rights, the Company received a new warrant to purchase 266,667 shares of BulletN.net common stock at $1 per share. As of June 30, 2002, the carrying value of this investment was $0.5 million.

During 1999, the Company acquired an equity interest in 3Cube, Inc. ("3Cube"), which was accounted for under the cost method. Under the agreement, the Company paid $1.0 million in cash and issued 8,008 of its Class A common stock, valued at approximately $2.0 million, in exchange for 307,444 shares of 3Cube convertible preferred stock which represents an equity interest of less than 20% of 3Cube. On June 30, 2000, the Company made an additional investment in 3Cube, Inc. by issuing 25,505 shares of Class A common stock valued at approximately $1.5 million in exchange for 50,411 shares of 3Cube Series C Preferred Stock. At December 31, 2000, EasyLink owned preferred stock of 3Cube, representing an ownership interest of 21% of the combined common and preferred stock outstanding of 3Cube, Inc. Accordingly, the Company accounted for this investment under the equity method of accounting. The change from the cost method to the equity method of accounting resulted in a decrease of the carrying value of the investment by $2.1 million in 2000. In addition, as a result of sequential declines in operating results of 3Cube, management made an assessment of the carrying value of its equity investment and determined that it was in excess of its estimated fair value. Accordingly, in December 2000, EasyLink wrote down the value of its investment in 3Cube by $200,000 as it determined that the decline in its value was other-than-temporary. During the first quarter of 2001, the Company further reduced its investment in 3Cube by $59,000 to $2 million, representing the value the Company received in August 2001 upon the liquidation of its investment.

On April 17, 2000, in exchange for $500,000 in cash, the Company acquired certain source code technologies, trademarks and related contracts relating to the InTandem collaboration product ("InTandem") from IntraACTIVE, Inc., a Delaware corporation (now named Bantu, Inc., "Bantu"). On the same date, the Company also paid Bantu an upfront fee of $500,000 for further development and support of the InTandem product. On the same date, pursuant to a Common Stock Purchase Agreement, the Company acquired shares of common stock of Bantu representing approximately 4.6% of Bantu's outstanding capital stock in exchange for $1 million in cash and 46,296 shares of its Class A common stock, valued at approximately $3.6 million. Pursuant to the Common Stock Purchase Agreement, the Company also agreed to invest up to an additional $8 million in the form of shares of its Class A Common stock in Bantu in three separate increments of $4 million, $2 million and $2 million, respectively, based upon the achievement of certain milestones in exchange for additional shares of Bantu common stock representing 3.7%, 1.85% and 1.85%, respectively, of the outstanding common stock of Bantu as of April 17, 2000. The number of shares of the Company's Class A common stock issuable at each closing will be based on the greater of $90 per share and the average of the closing prices of the Company's Class A common stock over the five trading days prior to such closing date. In July 2000, the Company issued an additional 9,259 shares of its Class A common stock valued at approximately $590,000 to Bantu in accordance with a true-up provision in the Common Stock Purchase Agreement. In September 2000, the Company issued an additional 44,444 shares of its Class A common stock valued at approximately $2.9 million as payment for the achievement of a milestone indicated above. In January 2001, the Company issued an additional 22,222 shares of its Class A common stock valued at approximately $285,000 as payment for the achieved milestone indicated above. The Company accounts for this investment under the cost method. During the second quarter of 2001, management made an assessment of the carrying value of its investment, based upon an incremental investment made by a third party, and determined that the carrying value of this cost-based investment was permanently impaired as it was in excess of its estimated fair value. Accordingly, EasyLink wrote down the value of its investment in Bantu by $7.3 million as it determined that the decline in its value was other-than-temporary. As of June 30, 2002, the carrying value of this investment was $1.0 million.

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

Notes issued in STI/EasyLink Acquisition

In connection with the acquisition of STI, the Company assumed a $35 million note from STI and issued a $9.2 million unsecured note to the former shareholder of STI as partial payment (see Note 2 for additional information). These notes were subsequently restructured (see Restructuring of Certain Debt and Lease Obligations below).

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

Notes payable include the following, in thousands


                                                                           June 30, 2002                   December 31, 2001
                                                                           -------------                   -----------------
                                                                  Capitalized Interest  Principal    Capitalized Interest  Principal
                                                                  --------------------  ---------    -------------------   ---------

2000 7% Convertible Subordinated Notes due February 2005                $    --          $24,095       $      --          $24,095
2001 10% Senior Convertible Notes due January 2006                         8,082          36,009            8,615          36,009
2001 12% AT&T restructure note 13 quarterly payments beginning June 2003   4,300          10,000            4,300          10,000
2001 12% note payable to former shareholder of STI 13 quarterly
         payments beginning June 2003                                        832           2,683            1,154           2,683
2001 12% Restructure notes 13 quarterly payments beginning June 2003          --           6,435               --           6,435
2001 10% Note payable due October 2006                                        --             453               --             525
2001 Restructuring balloon payments due October 2004                          --             897               --             846
Other                                                                         --             420               --             330
                                                                       ---------      ----------        ---------       ---------
Total notes payable and capitalized interest                              13,214          80,992           14,069          80,923
Less current portion                                                       1,649           1,720            1,410              --
                                                                       ---------      ----------        ---------       ---------
Non current portion                                                    $  11,565      $  79,272         $  12,659       $  80,923
                                                                       =========      ==========        =========       =========

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

During the six months ended June 30, 2001, the Company recorded a loss of $66 million to recognize the loss on discontinued operations. This loss includes a write-down of $52.6 million of assets, primarily goodwill, to net realizable value, operating losses of $11.3 million, severance and related benefits of $1.3 million, and other related cost and expenses including the closure of facilities of $0.8 million.

Summarized financial information for the discontinued operation is as follows:

                          Statements of Operations Data


                                                                Six Months Ended June 30,
                                                                     (In Thousands)
                                                                     --------------
                                                          2002                          2001
                                                          ----                          ----

Revenues.............................................  $      --                      $  4,793
                                                       =========                      ========
Loss from discontinued operations....................  $      --                      $ 66,024
                                                       =========                      ========

                                                                 Balance Sheet Data
                                                                    (In Thousands)
                                                                   ---------------
                                                        June 30,                     December 31,
                                                        --------                     -------------
                                                          2002                           2001
                                                          ----                           ----

Current assets.......................................   $    57                      $     74
Total assets.........................................       444                           423
Current liabilities..................................       636                         1,873
Long-term liabilities and minority interest..........       225                           225
Net liabilities of discontinued operations...........   $  (417)                      $(1,675)


The information below pertains to certain events and activities associated with the operations of World.com and include: financings in connection with India.com, domain names included in discontinued operations, the acquisition and subsequent disposition of eLong.com, which was renamed to Asia.com, Inc., and other acquisitions made by World.com.

India.com Financing

During the third quarter of 2000, India.com, Inc., a wholly-owned subsidiary, issued 1,365,769 shares of Series A convertible preferred stock to private investors valued at $14.2 million. These shares were convertible into India.com Class A common stock at the initial purchase price of the preferred shares, subject to certain anti-dilution adjustments. In addition, the preferred share conversion price was also subject to reduction if the effective sales price in India.com's next significant equity financing did not represent a 33% premium to the current conversion price. The Company would measure the contingent beneficial conversion feature at the commitment date and treat this feature as a preferred dividend but would not recognize this preferred dividend in earnings until the contingency was resolved, if ever. The holders of the Series A convertible exchangeable preferred stock were entitled to a one time right exercisable during the 60 days after September 13, 2001 to exchange these shares for the number of shares of EasyLink Class A common stock equal to the original purchase price of such shares divided by the lesser of the market price of EasyLink's Class A common stock on September 13, 2001 (but not less than $45.00) and $60.00. This exchange right has since been modified as described below.

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

In consideration of the commitments under the Bridge Funding Agreement, the period during which the one-time exchange right of the holders of India.com preferred stock was changed from the 60-day period immediately after September 13, 2001 to the 60-day period immediately after December 31, 2001. In addition, the floor price at which shares of EasyLink Class A common stock were issuable upon the exchange was reduced from $45.00 per share to $30.00 per share immediately upon execution and delivery of the Bridge Funding Agreement and was subject to further reduction to $12.50 per share for a percentage of the total number of shares of India Preferred Stock that is equal to the percentage of the Bridge Note drawn down. As of March 31, 2001, $4.0 million of the Bridge Note had been drawn down.

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

In addition, the Company was obligated to issue up to an additional 71,990 shares of the Company's Class A common stock in the aggregate to the former stockholders of eLong.com if EasyLink or Asia.com acquired less than $50.0 million in value of businesses engaged in developing, marketing or providing consumer or business internet portals and related services focused on the Asian market or a portion thereof, or businesses in furtherance of such a business, prior to March 14, 2001. In May 2001, the Company issued 7,500 shares of Class A common stock in settlement of this contingency.

In the merger, certain former stockholders of eLong.com retained shares of Class A common stock of Asia.com, representing approximately 4.0% of the outstanding common stock of Asia.com. Under a Contribution Agreement with Asia.com, these stockholders contributed an aggregate of $2.0 million in cash to Asia.com in exchange for additional shares of Class A common stock of Asia.com, representing approximately 1.9% of the outstanding common stock of Asia.com. Pursuant to the Contribution Agreement, EasyLink (1) contributed to Asia.com the domain names Asia.com and Singapore.com and $10.0 million in cash and (2) agreed to contribute to Asia.com up to an additional $10.0 million in cash over the next 12 months and to issue, at the request of Asia.com, up to an aggregate of 24,242 shares of EasyLink Class A common stock for future acquisitions. In connection with the subsequent sale of eLong.com, Inc., the Contribution Agreement was terminated. See also "Asia.com Acquisitions" and "Sale of eLong.com Inc.," below. As a result of the transactions effected pursuant to the Merger Agreement and the Contribution Agreement, EasyLink initially owned shares of Class B common stock of Asia.com representing approximately 94.1% of the outstanding common stock of Asia.com. The company's ownership percentage decreased to 92% as of December 31, 2000. Asia.com granted to management employees of Asia.com options to purchase Class A common stock of Asia.com representing, as of December 31, 2000, 9% of the outstanding shares of common stock after giving effect to the exercise of such options.

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

India Acquisition and Divestiture

During the first quarter of 2001, the Company acquired a US and India based company for approximately $600,000, including acquisition costs. The terms were $300,000 in cash and 19,600 shares of EasyLink Class A common stock valued at approximately $272,000 based upon the average trading price of EasyLink Class A common stock surrounding the date of acquisition. The acquisition was accounted for as a purchase business combination. The excess of the purchase price over the fair market value of the assets acquired and assumed liabilities had been allocated to goodwill ($831,000), which was being amortized over a period of three years, the expected estimated period of benefit.

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

(8) Related Party Transactions

Federal Partners, L.P. Financings

On January 8, 2001, the Company issued $5,000,000 principal amount of 10% Senior Convertible Notes due January 8, 2006 to Federal Partners, L.P. The Clark Estates, Inc. provides management and administrative services to Federal Partners. Federal Partners and accounts for which The Clark Estates, Inc. provides management and administrative services are beneficial holders of approximately 9.9% of the Company's common stock, including shares issuable upon conversion of senior convertible notes held by Federal Partners but excluding shares issuable upon the conversion or exercise of other notes, warrants or options. On March 20, 2001, the Company issued to Federal Partners, L.P. 300,000 shares of our Class A Common Stock for a purchase price of $3,000,000, and committed to issue to Federal Partners an additional 100,000 shares of Class A Common Stock if the closing price of our Class A Common Stock on the principal securities exchange on which they are traded was not at or above $100 per share for 5 consecutive days. These additional shares were issued in January 2002. As part of the financing completed on November 27, 2001 in connection with our debt restructuring, the Company issued to Federal Partners an aggregate of 250,369 shares of Class A common stock for a purchase price of $1,700,000, and committed to issue to Federal Partners an additional 173,632 shares of Class A Common Stock if the average of the closing prices of our Class A Common Stock on Nasdaq was not at or above $16.00 per share for the 10 consecutive trading days through year end 2001.

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

Private Placements of Common Stock

On March 20, 2001, the Company completed a private placement of 300,000 shares of Class A common stock (the "Common Shares") with a private investor for an aggregate price of $3,000,000. Pursuant to the Common Stock Purchase Agreement dated as of March 13, 2001 between the Company and the private investor and subject to the effectiveness of a registration statement covering shares of Class A common stock issuable upon conversion of certain convertible notes, EasyLink was obligated to issue an additional 100,000 shares of Class A common stock to the private investor if the closing price of the Company's Class A common stock was not at or above $100 per share for at least five consecutive trading days during 2001. These shares were issued in January 2002.

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

Additional Common Stock Issued

The Company issued 574,637 shares of Class A common stock valued at approximately $1.5 million as payment for interest in lieu of cash during the six months ended June 30, 2002.

During the six months ended June 30, 2002, the Company also issued shares of Class A common stock as follows:

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

The Company issued 7,716 shares of Class A common stock valued at approximately $11,000 in connection with a severance agreement.

The Company issued 106,534 shares of Class A common stock valued at approximately $100,000 in settlement of a vendor obligation.

The Company issued 102,075 shares of Class A common stock valued at approximately $220,000 to the trustee of the Company's 401(k) plan in satisfaction of the Company match feature of the plan.

(10) Restructuring Charges

During the six months ended June 30, 2002 and 2001, restructuring charges of $0 million and $25.3 million, respectively, were recorded by the Company in accordance with the provisions of EITF 94-3, and Staff Accounting Bulletin 100. The Company's restructuring initiatives are related to our strategic decisions to exit the consumer messaging business and to focus on the Company's outsourced messaging business. During 2001, the Company's restructuring program included an incremental reduction in the workforce of approximately 150 employees. Employees affected by the restructuring were notified by direct personal contact and by written notification. The remaining employee benefit termination amounts are being paid out in 2002. The lease abandonments represent the cost to exit the facility leases. The remaining amounts are to be paid out over the next 3 years, which corresponds to the terms of the lease.

The following sets forth the activity in the Company's restructuring reserve (in thousands):

                                                       Beginning      Current year-     Current year-        Ending
                                                        balance         provision        utilization         balance
                                                        -------         ---------        -----------         -------

Employee termination benefits..................      $   228           $    --          $    88             $   140
Lease abandonments.............................          539                --              276                 263
Other exit costs...............................           32                --               --                  32
                                                     -------           -------          -------             -------
                                                     $   799           $    --          $   364             $   435
                                                     =======           =======          =======             =======

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

Other Telecommunications Services

The Company has committed to purchase from MCI Worldcom a minimum of $500,000 per month in telecommunications services through December 31, 2002 and $75,000 per month in other telecommunications services through January 2005.

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

Overview

On April 2, 2001, we changed our name to EasyLink Services Corporation. We believe that the name change will help create a corporate identity tied to our focus on outsourced electronic information exchange services. We are a leading provider of services that power the electronic exchange of information between enterprises, their trading communities and their customers. Every business day, we handle over 800,000 transactions that are integral to the movement of money, materials, products and people in the global economy such as insurance claims, trade and travel confirmations, purchase orders, invoices, shipping notices and funds transfers, among many others. We offer a broad range of information exchange services to businesses and service providers, including electronic data interchange services or "EDI;" production messaging services; integrated desktop messaging services; boundary and managed email services; and other services largely consisting of legacy real time fax services.

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

For the six months ended June 30, 2002, total revenues were $60.3 million compared to $53.6 million for the six months ended June 30, 2001. Net loss was $3.9 million for the six months ended June 30, 2002 as compared to $127.7 million for the six months ended June 30, 2001.

During the first six months of 2002, we generated substantially all of our revenues from the provision of messaging services to enterprises. For the six months ended June 30, 2002 and 2001, approximately $60.3 million and $52.0 million, respectively, of our revenues were generated from companies we acquired since January 1, 2001.

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

Historically, our basic advertising network e-mail services were free to our members. Prior to our acquisition of NetMoves in February 2000, we generated the majority of our revenues from our advertising network e-mail services, primarily from advertising related sales, including direct marketing and e-commerce promotion. We also engaged in barter transactions as part of the advertising network business. Under these arrangements, we delivered advertisements promoting a third party's goods and services in exchange for their agreement to run advertisements promoting our Webmail service. We recorded barter revenues and expenses at the fair market value of either the services we provided or of those we received, whichever was more readily determinable under the circumstances. Barter revenues were $0.6 million for the six months ended June 30, 2001 as the date of sale of this business was March 30, 2001.

In light of the evolving nature of our business and our limited operating history, we believe that period-to-period comparisons of our revenues and operating results are not meaningful and should not be relied upon as indications of future performance. However, we do believe that the our revenues and operating results in future periods will be more comparable to the results for the six months ended June 30, 2002.

Our prospects should be considered in light of risks described in the section of this report entitled "Risk Factors That May Affect Future Results."

Critical Accounting Policies

In response to the Securities & Exchange Commission's (SEC) Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," we have identified the most critical accounting principles upon which our financial status depends. Critical principles were determined by considering accounting policies that involve the most complex or subjective decisions or assessments. The most critical accounting policies were identified to be those related to revenue recognition, valuation of intangible assets, valuation of accounts receivable and purchase commitments. Our revenue recognition, intangible asset and commitments and contingencies policies are stated in the notes to the consolidated financial statements and at relevant sections in this discussion and analysis.

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

Discontinued Operations

In March 2000, the Company formed World.com, Inc. in order to develop the Company's portfolio of domain names into independent web properties and subsequently acquired or formed its subsidiaries Asia.com, Inc. and India.com, Inc., in which World.com was the majority owner. On November 2, 2000, the Company announced its intention to sell all assets not related to its core outsourced messaging business including Asia.com, Inc., India.com, Inc. and its portfolio of domain names. Accordingly, World.com has been reflected as a discontinued operation. During the six months ended June 30, 2001, the Company recorded a loss of $66 million to recognize the loss on discontinued operations. This loss includes a write-down of $52.6 million of assets, primarily goodwill, to net realizable value, operating losses of $11.3 million, severance and related benefits of $1.3 million, and other related cost and expenses including the closure of facilities of $0.8 million.

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


RESULTS OF OPERATIONS THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001

Three months ended June 30, 2002 and 2001

Revenues

Revenues for the three months ended June 30, 2002 were $30.0 million, as compared to $33.9 million for the comparable period in 2001. The decrease of $3.9 million primarily occurred on production messaging services ($2.7 million) and in boundary and hosted email services ($0.9 million). The decline in production messaging services, which includes fax, email and telex, resulted from reduced volumes and negotiated price reductions at the time of customer contract renewals for certain of our larger customers and a reduction in revenues from smaller revenue customers. The decrease in hosted email services is largely attributable to the loss of hosting revenues from Net2Phone (an arrangement related to the sale of our advertising network to Net2Phone in March
2001), which amounted to $0.5 million in revenues for the second quarter of 2001.

Revenues for the three months ended June 30, 2002 and 2001 consist entirely of revenues from providing information exchange services to businesses and are derived from electronic data interchange services or `EDI;" production messaging services; integrated desktop messaging services; boundary and managed email services; and other services largely consisting of legacy real time fax services.

Cost of Revenues

Cost of revenues for the three months ended June 30, 2002 decreased to $14.3 million and 47.6% of revenues, as compared to $22.1 million and 65.3% of revenues for the comparable period in 2001. The decreased cost resulted in a gross profit of 52.4% in the 2002 quarter, representing an improvement of 17.7 points over the comparable 2001 quarter's results of 34.7%. Cost of revenues consists primarily of costs incurred in the delivery and support of our services, including depreciation of equipment used in our computer systems, the cost of telecommunications services including local access charges, leased network backbone circuit costs and long distance domestic and international termination charges, and personnel costs associated with our systems, databases and graphics. The reduction in cost, both in total amount and as a percentage of revenues, and the increase in gross profit percentage, is attributable to cost reduction programs implemented throughout 2001; $1.8 million of reduced charges for network support costs under the Transition Services Agreement with AT&T Corp. (the "TSA") related to the acquired Easylink Service business; $2.7 million in lower depreciation charges; and lower telecommunications costs from negotiated price reductions and volume reductions in certain product lines. This quarter also included a reversal of $0.5 million of prior year cash bonus accruals for network and facilities management.

Sales and Marketing Expenses

Sales and marketing expenses were $5.3 million for the three months ended June 30, 2002 as compared to $7.6 million for the comparable period in 2001. Included in this category are costs related to salaries and commissions for sales, marketing, and business development personnel, marketing consultant services and costs associated with various advertising and promotion campaigns to build our brand. The decreased costs of $2.3 million in the 2002 quarter is the result of reducing the number of employees and marketing consultants, recognizing $0.3 million of gains related to vendor settlements, the reversal of $0.3 million of prior year's accrued employee cash bonuses in 2002 and generally eliminating advertising in 2002 as compared to $0.6million in advertising spending for the 2001 comparable quarter.

General and Administrative Expenses

General and administrative expenses were $7.1 million during the three months ended June 30, 2002 as compared to $11.9 million during the comparable period of 2001. The $4.8 million decrease was attributable to a decrease in personnel and related costs, a $1.7 million reduction in charges under the TSA as support for these functions from AT&T ceased by the end of 2001, the reversal of $0.6 million of prior years' accrued employee cash bonuses in 2002 and a decrease of $0.2 million in our provision for doubtful accounts over the comparable period. General and administrative expenses consist primarily of compensation and other employee costs for corporate office functions, customer support and customer billing operations. These costs also include our provision for doubtful accounts and corporate wide overhead expenses.

Product Development Expenses

Product development costs, which consist primarily of personnel and consultants' time and expense to research, conceptualize, and test product launches and enhancements to our products, were $1.6 million for the three months ended June 30, 2002 as compared to $2.6 million in comparable period of 2001. The decrease of $1.0 million results from a reduced utilization of consultants in 2002 and the reversal of $0.3 million of prior years' accrued employee cash bonuses in 2002 for this employee group.

Amortization of Goodwill and Other Intangible Assets

Amortization of intangibles of $1.7 million for the three months ended June 30, 2002 decreased from $12.7 million for the comparable period of 2001. The primary reason for the decrease was the adoption of SFAS No. 142 - "Goodwill and Other Intangible Assets." The standard eliminates goodwill amortization upon adoption and requires an initial assessment for goodwill impairment within six months of adoption and at least annually thereafter. For the three months ended June 30, 2001, goodwill amortization from continuing operations was $10.6 million and $0.3 million from discontinued operations.

In connection with the adoption of Statement 142 on January 1, 2002, the Company reclassified $3.6 million in net book value associated with assembled workforce to goodwill.

Restructuring Charges

During the three months ended June 30, 2001, restructuring charges of $13.1 million were recorded by the Company in accordance with the provisions of EITF 94-3, and Staff Accounting Bulletin 100. The Company's restructuring initiatives are related to our strategic decisions to exit the consumer messaging business and to focus on the Company's outsourced messaging business. No restructuring charges have been recorded in 2002.

Impairment Charges

The Company's management performs on-going business reviews and, based on quantitative and qualitative measures, assesses the need to record impairment losses on long-lived assets used in operations when impairment indicators are present.

Where impairment indicators were identified, management determined the amount of the impairment charge by comparing the carrying value of goodwill and other long-lived assets to their fair values. These evaluations of impairments are based upon an achievement of business plan objectives and milestones of each business, the fair value of each ownership interest relative to its carrying value, the financial condition and prospects of the business and other relevant factors. The business plan objectives and milestones that are considered include among others, those related to financial performance, such as achievement of planned financial results and completion of capital raising activities, if any, and those that are not primarily financial in nature, such as launching or enhancements of a web site or product, the hiring of key employees, and the number of messages generated by a customer. Management determines fair value based on the market approach, which includes analysis of market price multiples of companies engaged in lines of business similar to the business being evaluated. The market price multiples are selected and applied to the business based on the relative performance, future prospects and risk profile of the business in comparison to the guideline companies. As a result, during management's 2001 quarterly review of the value and periods of amortization of both goodwill and other long-lived assets, it was determined that the carrying value of goodwill and certain other intangible assets were not fully recoverable.

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

Income (Loss) From Operations:

Income from operations for the three months ended June 30, 2002 of $0.04 million was favorably impacted by a net release of $1.7 million in accrued expenses during the second quarter resulting from the decision not to pay prior year cash bonuses in 2002.

Other Income (Expense), Net

Interest income for the three months ended June 30, 2002 was $35,000 as compared to $112,000 during the comparable period of 2001. The decrease was due to lower cash balances and lower interest rates on temporary investments.

Interest expense was $1.3 million for the three months ended June 30, 2002 as compared to $2.5 million in the comparable period of 2001. The decrease was primarily due to reductions in the total debt balances outstanding during the quarter ended June 30, 2002 as compared to the same quarter in 2001 as a result of certain exchange transactions completed in 2001 and the debt restructuring that was completed on November 27, 2001. The exchange transactions resulted in the issuance of $23.8 million of 10% Senior Convertible Notes ("Exchange Notes") in exchange for the cancellation of $75.9 million of 7% Convertible Subordinated Notes in the three months ended March 31, 2001. The debt restructuring consisted of the exchange of approximately $63 million of debt and equipment lease obligations for an aggregate of approximately $20 million of restructured notes and obligations in addition to 1.97 million shares of Class A Common Stock and warrants to purchase 1.8 million of Class A Common Stock.

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

Discontinued Operations

The loss from discontinued operations includes the results and other costs related to the Company's discontinued WORLD.com business, including its subsidiaries, Asia.com, Inc. and India.com, Inc. During the three months ended June 30, 2002, there were no losses incurred from the discontinued operations. During the three months ended June 30, 2001, the $12 million loss from discontinued operations included a write-down of $8.1 million of assets, primarily goodwill, to net realizable value, operating losses of $3.0 million, severance and related benefits of $0.3 million and other related costs and expenses including the closure of facilities of $0.6 million.

Extraordinary Gain on Conversion of Convertible Notes

On June 12, 2001, we completed the issuance of 142,071 shares of Class A common stock in exchange for the cancellation of $2,531,250 principal amount of 10% Senior Convertible Notes. The above exchange transaction had been accounted for in accordance with Financial Accounting Standards Board Statement No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings." As a result of these exchanges, we recorded a $1.1 million extraordinary gain on the exchange of convertible notes during the three months ended June 30, 2001. (See also Note 6.)

Six months ended June 30, 2002 and 2001

Revenues

Revenues for the six months ended June 30, 2002 were $60.3 million, as compared to $53.6 million for the comparable period in 2001. The increase of $6.7 million was due primarily to the inclusion of revenues from the acquisition of STI, including the EasyLink Services business acquired by STI from AT&T Corp., for the full six month period in 2002 as compared to the 2001 period from February 23, 2001, the date of acquisition, to June 30, 2001. The increased revenues were partially reduced by the decrease in advertising revenues of $1.6 million as a result of the sale of our advertising network in March 2001 and the loss of $529,000 in email hosting revenues resulting from the termination of a hosting arrangement related to the sale of our advertising network.

Revenues for the six months ended June 30, 2002 and 2001 consist almost entirely of revenues from providing information exchange services to businesses and are derived from electronic data interchange services or `EDI;" production messaging services; integrated desktop messaging services; boundary and managed email services; and other services largely consisting of legacy real time fax services. In the 2001 period, $1.6 million or 3% of revenues were from the advertising network.

Cost of Revenues

Cost of revenues for the six months ended June 30, 2002 decreased to $30.2 million as compared to $40.3 million for the comparable period in 2001. The decreased cost resulted in a gross profit of 50% in the 2002 period, representing an improvement of 25.1 percentage points over the comparable 2001 period results of 24.9%. Cost of revenues consists primarily of costs incurred in the delivery and support of our services, including depreciation of equipment used in our computer systems, the cost of telecommunications services including local access charges, leased network backbone circuit costs and long distance domestic and international termination charges, and personnel costs associated with our systems, databases and graphics. The reduction in cost, both in total amount and as a percentage of revenues, and the increase in gross profit percentage, is attributable to the increase in higher margin revenues from the STI acquisition, including the EasyLink Services business, cost reduction programs implemented throughout 2001; $2.1 million of reduced charges for network support under the TSA; $5.4 million in lower depreciation charges; negotiated cost reductions in certain telecommunications services; and the elimination of advertising costs associated with our advertising network business that was sold on March 30, 2001.

Sales and Marketing Expenses

Sales and marketing expenses were $10.6 million for the six months ended June 30, 2002 as compared to $18.2 million for the comparable period in 2001. Included in this category are costs related to salaries and commissions for sales, marketing, and business development personnel. Also included are costs associated with various advertising campaigns to build our brand. The $7.6 million decrease was primarily due to reductions in sales and marketing efforts associated with our advertising network business that was sold on March 31, 2001. An amendment to the CNET, Snap and NBC agreement signed during the second quarter of 1999 eliminated the monthly issuance of shares, but required us to issue the remaining shares under the contract simultaneously with our initial public offering in June 1999. The value of these shares ($18.1 million) was being amortized over the subsequent two-year period. We recorded approximately $2.3 million of amortization expense in connection with the issuance of these shares during the six months ended June 30, 2001.

General and Administrative Expenses

General and administrative expenses were $14.4 million during the six months ended June 30, 2002 as compared to $21.2 million during the comparable period of 2001. The $6.8 million decrease was attributable to a $2.5 million reduction in charges under the TSA as support for these functions from AT&T ceased in 2001, a decrease in personnel and related costs, decreased facilities costs, the reversal of $0.6 million of prior years' accrued employee cash bonuses in 2002 and a decrease of $0.6 million in our provision for doubtful accounts over the comparable period. General and administrative expenses consist primarily of compensation and other employee costs for corporate office functions, customer support and customer billing operations. These costs also include our provision for doubtful accounts and corporate wide overhead expenses.

Product Development Expenses

Product development costs, which consist primarily of personnel and consultants' time and expense to research, conceptualize, and test product launches and enhancements to our products, were $3.3 million for the six months ended June 30, 2002 as compared to $5.7 million in comparable period of 2001. The prior year's costs were significantly higher as the first quarter of 2001 included the development expenses related to our advertising network, which we sold on March 31, 2001, and we utilized consultants to a greater degree during 2001.

Amortization of Goodwill and Other Intangible Assets

Amortization of intangibles of $3.4 million for the three months ended June 30, 2002 decreased from $25.1 million for the comparable period of 2001. The primary reason for the decrease was the adoption of SFAS No. 142 - "Goodwill and Other Intangible Assets." The standard eliminates goodwill amortization upon adoption and requires an initial assessment for goodwill impairment within six months of adoption and at least annually thereafter. For the six months ended June 30, 2001, goodwill amortization from continuing operations was $21.7 million and $3.7 million from discontinued operations.

In connection with the adoption of Statement 142 on January 1, 2002, the Company reclassified $3.6 million in net book value associated with assembled workforce to goodwill.

Restructuring Charges

During the six months ended June 30, 2001, restructuring charges of $25.3 million were recorded by the Company in accordance with the provisions of EITF 94-3, and Staff Accounting Bulletin 100. The Company's restructuring initiatives are related to our strategic decisions to exit the consumer messaging business and to focus on the Company's messaging business. No restructuring charges have been recorded in 2002.

Impairment Charges

The Company's management performs on-going business reviews and, based on quantitative and qualitative measures, assesses the need to record impairment losses on long-lived assets used in operations when impairment indicators are present.

Where impairment indicators were identified, management determined the amount of the impairment charge by comparing the carrying value of goodwill and other long-lived assets to their fair values. These evaluations of impairments are based upon an achievement of business plan objectives and milestones of each business, the fair value of each ownership interest relative to its carrying value, the financial condition and prospects of the business and other relevant factors. The business plan objectives and milestones that are considered include among others, those related to financial performance, such as achievement of planned financial results and completion of capital raising activities, if any, and those that are not primarily financial in nature, such as launching or enhancements of a web site or product, the hiring of key employees, and the number of messages generated by a customer. Management determines fair value based on the market approach, which includes analysis of market price multiples of companies engaged in lines of business similar to the business being evaluated. The market price multiples are selected and applied to the business based on the relative performance, future prospects and risk profile of the business in comparison to the guideline companies. As a result, during management's 2001 quarterly review of the value and periods of amortization of both goodwill and other long-lived assets, it was determined that the carrying value of goodwill and certain other intangible assets were not fully recoverable.

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

Loss on Sale of Business

In 2001 we recorded a $2.3 million loss attributable to the sale of our advertising network, which was sold on March 30, 2001.

Loss From Operations:

Loss from operations for the six months ended June 30, 2002 of $1.6 million was favorably impacted by a net release of $1.7 million in accrued expenses during the second quarter resulting from the decision not to pay prior year cash bonuses in 2002.

Other Income (Expense), Net

Interest income for the six months ended June 30, 2002 was $147,000 as compared to $363,000 during the comparable period of 2001. The decrease was due to lower cash balances and lower interest rates on temporary investments.

Interest expense was $2.5 million for the six months ended June 30, 2002 as compared to $5.6 million in the comparable period of 2001. The decrease was primarily due to reductions in the total debt balances outstanding during the 2002 period as compared to the same period in 2001 as a result of the exchange transactions and debt restructuring completed in 2001 as previously described.

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

Discontinued Operations

The loss from discontinued operations includes the results and other costs related to the Company's discontinued WORLD.com business, including its subsidiaries, Asia.com, Inc. and India.com, Inc. During the six months ended June 30, 2002, there were no losses incurred from the discontinued operations. During the six months ended June 30, 2001, the $66 million loss from discontinued operations included a write-down of $52.6 million of assets, primarily goodwill, to net realizable value, operating losses of $11.3 million, severance and related benefits of $1.3 million and other related costs and expenses including the closure of facilities of $0.8 million.

Extraordinary Gains on Conversion of Convertible Notes

On March 28, 2001, we completed the issuance of $23,840,250 principal amount of 10% Senior Convertible Notes ("Exchange Notes") in exchange for the cancellation of $75,905,000 principal amount of 7% Convertible Subordinated Notes (the "Notes"). In addition, on June 12, 2001, we completed the issuance of 142,071 shares of Class A common stock in exchange for the cancellation of $2,531,250 principal amount of 10% Senior Convertible Notes. The above exchange transactions have been accounted for in accordance with Financial Accounting Standards Board Statement No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings." As a result of these exchanges, we recorded $40.4 million of extraordinary gains on the exchange of convertible notes during the six months ended June 30, 2001. (See also Note 6.)

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

On January 8, 2001, we received approximately $10.26 million relating to our issuing 10% Senior Convertible Notes due on January 8, 2006.

On February 14, 2001, we announced that we entered into a bridge funding and amendment agreement that would allow us to borrow up to $5 million from our majority-owned subsidiary India.com pursuant to a bridge note. As of June 30, 2001, we borrowed $5 million against this agreement. In July 2001, the holders of India.com preferred stock agreed to exchange India.com preferred stock for 1,420,400 shares of the Company's Class A common stock. This agreement resulted in the elimination of the notes and warrants that EasyLink committed to issue for the draw downs and commitment under the bridge funding agreement. The exchange of the Company's Class A common stock for the India.com preferred stock was completed on October 17, 2001.

On March 19, 2001, we completed the issuance of $3.9 million principal amount of 10% Senior Convertible Notes due January 8, 2006.

On March 20, 2001, we completed the private placement of 3,000,000 shares of our Class A common stock to a private investor for an aggregate price of $3 million.

During the first six months of 2001, we took additional actions to further reduce our cash burn. These actions included additional staff layoffs in some of our businesses as well as the completion of the sale of our advertising business. Accordingly, we incurred additional restructuring and impairment charges to reduce the value of certain of our acquisitions and investments. This is due to the continuous and prolonged decline in valuations of U.S. businesses, including revenue multiples, as well as the lack of capital funding available to businesses in order to fund their operating losses, and continual investments that their management teams believe are necessary to sustain operations. Such charges amounted to $25.3 million. Most of these charges covered additional write-downs of tangible and intangible assets.

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

On March 30, 2001, we sold our advertising network to Net2Phone, Inc. who paid us $3 million in cash at the closing and paid us an additional $500,000 in April 2001 based upon the achievement of certain milestones by us. In connection with the sale the parties entered into a hosting agreement whereby we would receive payments for hosting the consumer mailboxes for a minimum of one year. During the second quarter of 2001, the Company completed the migration of the hosting of these consumer mailboxes to a third party provider who is paid for this service. The hosting agreement was terminated as of September 30, 2001.
On May 3, 2001, our majority owned subsidiary Asia.com, Inc. sold its business for $1.5 million in cash and the assumption of $1.5 million of liabilities.

Net cash provided by operating activities was $1.1 million for the six months ended June 30, 2002. In the comparable period in 2001 net cash provided by operating activities was $5.7 million, however this included $12.5 million in proceeds from sales and maturities of marketable securities.

Net cash used in investing activities was $1.5 million for the six months ended June 30, 2002 and $13.5 million for the six months ended June 30, 2001. In 2002, cash was used for the purchases of equipment. In 2001, net cash used in investing activities consisted of $15.9 million for acquisitions and $2.3 million for purchases of intangible assets and equipment, net of $4.6 million in proceeds received from the sale of the ad network and eLong.com, Inc.

Net cash used in financing activities was $0.5 million for the six months ended June 30, 2002 as compared to cash provided by these activities of $11.3 million for the six months ended June 30, 2001. During the first six months of 2002, we made $0.3 million in payments against capital lease obligations and $0.4 million in interest payments on restructured notes. During the first six months of 2001, we received $14.1 million from the issuance of senior convertible notes and $3.2 million from the issuance of our Class A Common Stock offset by $4.2 million in payments under capital lease obligations and $1.9 million of principal payments on notes payable.

At June 30, 2002, we had $12 million of cash and cash equivalents. Our principal commitments consist of $24.1 million in subordinated convertible notes due in 2005; $36.0 million in senior convertible notes due in 2006; $19.1 million of 12% restructured notes payable due in quarterly installments beginning in June 2003; and obligations under capital leases and commitments for telecommunications services. For the years ended December 31, 2001 and 2000, we received a report from our independent accountants containing an explanatory paragraph stating that we suffered recurring losses from operations since inception and have a working capital deficiency that raise substantial doubt about our ability to continue as a going concern. We incurred a net loss of $3.9 million during the six months ended June 30, 2002, and have an accumulated deficit of $517.4 million as of June 30, 2002. We believe that the Company may need additional financing to meet cash requirements for its operations and to service its debt and other obligations. However, if we are unable to raise additional financing or generate sufficient cash flow, we may be unable to continue as a going concern.

Our unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. We believe our ability to continue as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to obtain additional financing or refinancing as may be required, and ultimately to achieve profitable operations. Management is continuing the process of further reducing operating costs and increasing its sales efforts. The Company expects that it will also seek to enter into additional debt restructuring arrangements with holders of its debt obligations from time to time in the future. These arrangements may include, among others, rescheduling of payment due dates and exchange or conversion of debt obligations into equity. There can be no assurance that the Company will be successful in these efforts.

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

In April 2002, Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("Statement 145") was issued. FASB Statement No. 4 required all gains and losses from the extinguishment of debt to be reported as extraordinary items and Statement No. 64 related to the same matter. Statement 145 requires gains and losses from certain debt extinguishment to not be reported as extraordinary items when the use of debt extinguishment is part of the risk management strategy. Statement 44 was issued to establish transitional requirements for motor carriers relative to intangible assets. Those transitions are completed, therefore Statement 44 is no longer necessary. Statement 145 also amends Statement No. 13 requiring sale-leaseback accounting for certain lease modifications. Statement 145 is effective for fiscal years beginning after May 15, 2002. The provisions relating to sale-leaseback are effective for transactions after May 15, 2002. The adoption of Statement 145 is not expected to have a material impact on the Company's financial position or results of operations.

In July 2002, Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("Statement 146") was issued. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue ("EITF") 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principle difference between Statement 146 and EITF 94-3 relates to the timing of liability recognition. Under Statement 146, a liability for a cost associated with an exit or disposal activity is recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. The provisions of Statement 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this statement is not expected to have a material impact on the Company's financial position or results of operations.

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk

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

Interest Rate Risk - Interest rate risk refers to fluctuations in the value of a security resulting from changes in the general level of interest rates. Investments that are classified as cash and cash equivalents have original maturities of three months or less. Changes in the market's interest rates do not affect the value of these investments. Marketable securities are comprised of U.S. Treasury Notes and are classified as available-for-sale and subject to interest rate fluctuations.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

We have only a limited operating history and some of our services are in a new and unproven industry.

We have only a limited operating history upon which you can evaluate our business and our prospects. We have offered a commercial email service since November 1996 under the name iName. We changed our company name to Mail.com, Inc. in January 1999. In February 2000, we acquired NetMoves Corporation, a provider of a variety of transaction delivery services to businesses. In March 2000, we formed WORLD.com to develop and operate our domain name properties as independent Web sites. In the fourth quarter of 2000, we announced our intention to focus exclusively on the business market and to sell all assets not related to this business. In February 2001, we acquired Swift Telecommunications, Inc. which had contemporaneously acquired the EasyLink Services business from AT&T Corp. The EasyLink Services business is a provider of transaction delivery services such as electronic data interchange or EDI and production messaging services. Swift was a provider of production messaging services, principally telex services. On March 30, 2001, we announced that we had sold our advertising network business to Net2Phone, Inc. and on May 3, 2001 our Asia.com, Inc. subsidiary completed the sale of its business. In October 2001, we sold a subsidiary of India.com, Inc. and have since ceased the conduct of the portal operations of India.com, Inc. In January 2002, we announced our strategy to expand our position in the transaction delivery segment of the electronic commerce market and to begin to offer to our large customer base additional transaction delivery services and related transaction management services that automate more components of our customers' business processes. Our success will depend in part upon our ability to maintain or expand our sales of transaction delivery services such as EDI, production messaging and integrated desktop messaging to enterprises, our ability to successfully develop transaction management services, the development of a viable market for fee-based transaction delivery and transaction management services on an outsourced basis and our ability to compete successfully in those markets. For the reasons discussed in more detail below, there are substantial obstacles to our achieving and sustaining profitability.

We have incurred losses since inception.

We have not achieved profitability in any period, and we may not be able to achieve or sustain profitability. We incurred a net loss of $3.9 million for the six months ended June 30, 2002 and $206.3 million for the year ended December 31, 2001. We had an accumulated deficit of $517.4 million as of June 30, 2002. We intend to expand our sales and marketing operations, upgrade and enhance our technology, continue our international expansion, and improve and expand our management information and other internal systems. We intend to continue to make strategic acquisitions and investments, which may result in significant amortization of intangibles and other expenses or a later impairment charge arising out of the write-off of goodwill booked as a result of such acquisitions or investments. We are making these expenditures in anticipation of higher revenues, but there will be a delay in realizing higher revenues even if we are successful. If we do not succeed in substantially increasing our revenues or integrating the EasyLink Services and Swift businesses with our historical business, our losses may continue.

If we are unable to raise necessary capital in the future, we may be unable to invest in the growth of our business or fund necessary expenditures.

We may need to raise additional capital in the future.

See Part II. Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - contained in our Annual Report on Form 10-K for the year ended December 31, 2001 and subsequent reports filed with the Securities and Exchange Commission. At June 30, 2002, we had $12 million of cash, cash equivalents and marketable securities. Our principal commitments consist of subordinated convertible notes, senior convertible notes, notes payable, obligations under capital leases, accounts payable and other current obligations, commitments for capital expenditures and commitments for telecommunications services. For each of the years ended December 31, 2001 and 2000, we received a report from our independent accountants containing an explanatory paragraph stating that we suffered recurring losses from operations since inception and have a working capital deficiency that raise substantial doubt about our ability to continue as a going concern. We may need additional financing to invest in the growth of our business and to pay other obligations, and the availability of such financing when needed, on terms acceptable to us, or at all, is uncertain. See "Risk Factors - We May Be Unable to Pay Debt Service on Our Indebtedness for Money Borrowed and Other Obligations." If we are unable to raise additional financing, generate sufficient cash flow or restructure our debt obligations before they become due and payable, we may be unable to continue as a going concern.

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

o        inability to retain any acquired customers;

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

Under a Transition Services Agreement entered into in connection with the acquisition, AT&T agreed to provide us with a variety of services to enable us to continue to operate the business pending the transition to EasyLink. We have transitioned many of these services provided by AT&T under the Transition Services Agreement to ourselves, including customer service, network operations center, telex switching equipment and services and office space in a variety of locations. However, the network for the portion of this business relating to EDI, fax and email services continues to reside on AT&T's managed network but is being operated and maintained by EasyLink. We plan to migrate off the AT&T network to the EasyLink network over the next two years.

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

As of June 30, 2002, we had approximately $95.1 million of outstanding indebtedness for borrowed money, including $13.2 million of capitalized future interest and capital leases. We may incur substantial additional indebtedness in the future. The level of our indebtedness, among other things, could (1) make it difficult for us to make payments on our indebtedness, (2) make it difficult to obtain any necessary financing in the future for working capital, capital expenditures, debt service requirements or other purposes, (3) limit our flexibility in planning for, or reacting to changes in, our business, and (4) make us more vulnerable in the event of a downturn in our business.

We may be unable to pay debt service on our indebtedness for money borrowed and other obligations.

We had an operating loss and negative cash flow for the six months ended June 30, 2002. In addition, we have a substantial amount of outstanding accounts payable and other obligations. Accordingly, cash generated by our operations would have been insufficient to pay the amount of interest payable annually on our outstanding indebtedness or to pay our other obligations. We cannot assure you that we will be able to pay interest and other amounts due on our outstanding indebtedness, or our other obligations, on the scheduled dates or at all. If our cash flow and cash balances are inadequate to meet our obligations, we could face substantial liquidity problems. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments, or if we otherwise fail to comply with any covenants in our indebtedness, we would be in default under these obligations, which would permit these lenders to accelerate the maturity of the obligations and could cause defaults under our indebtedness. Any such default could have a material adverse effect on our business, results of operations and financial condition. We cannot assure you that we would be able to repay amounts due on our indebtedness if payment of the indebtedness were accelerated following the occurrence of an event of default under, or certain other events specified in, the agreements governing our outstanding indebtedness and capital leases, including any deemed sale of all or substantially all of our assets.

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

Our future success depends to a significant extent on the continued service of our key technical, sales and senior management personnel, but they have no contractual obligation to remain with us. In particular, our success depends on the continued service of Gerald Gorman, our Chairman, Thomas Murawski, our President and Chief Executive Officer, George Abi Zeid, our President-International Operations, and Debra McClister, our Executive Vice President and Chief Financial Officer. The loss of the services of Messrs. Gorman, Murawski, Abi Zeid or of Ms. McClister, or several other key employees, would impede the operation and growth of our business.

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

Our customers have in the past experienced interruptions in our services. We believe that these interruptions will continue to occur from time to time. These interruptions are due to hardware failures, failures in telecommunications and other services provided to us by third parties and other computer system failures. These failures have resulted and may continue to result in significant disruptions to our service. Some of our operations have redundant switch-over capability. Although we plan to install backup computers and implement procedures on other parts of our operations to reduce the impact of future malfunctions in these systems, the presence of single points of failure in our network increases the risk of service interruptions. Some aspects of our computer systems are not redundant. These include our database system and our email storage system, which stores emails and other data. In addition, substantially all of our computer and communications systems relating to our services other than the systems located and operated by AT&T Corp. under our Transition Services Agreement with them are currently located in Manhattan, Jersey City, New Jersey, Edison, New Jersey, Washington, DC and Dayton, Ohio. We currently do not have alternate sites from which we could conduct these operations in the event of a disaster. Our computer and communications hardware is vulnerable to damage or interruption from fire, flood, earthquake, power loss, telecommunications failure and similar events. Our services would be suspended for a significant period of time if any of our primary data centers was severely damaged or destroyed. We might also lose stored emails and other customer files, causing significant customer dissatisfaction and possibly giving rise to claims for monetary damages. As a result of the planned relocation of our corporate headquarters during the first quarter of 2003, we plan to consolidate over time an increasing portion of our computer systems and networks at the new location. This consolidation may result in interruptions in our services to some of our customers.

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

Gerald Gorman and George Abi Zeid collectively held as of July 31, 2002 approximately 49.4% of the total outstanding voting power of EasyLink and will likely be able to prevent a change of control.

Gerald Gorman, our Chairman, held as of July 31, 2002 Class A and Class B common stock representing approximately 39.7% of the voting power of our outstanding common stock. Each share of Class B common stock entitles the holder to 10 votes on any matter submitted to the stockholders. George Abi Zeid, our President-International Operations and Director, beneficially owned as of July 31, 2002 Class A common stock representing approximately 9.7% of the voting power of our outstanding common stock and, after giving effect to the issuance of shares issuable upon conversion or exercise of convertible securities and warrants held by Mr. Abi Zeid, approximately 11.5% of such voting power. Based on their voting power as of July 31, 2002, Mr. Gorman and Mr. Abi Zeid will effectively be able to determine the outcome of all matters requiring stockholder approval, including the election of directors, amendment of our charter and approval of significant corporate transactions. Mr. Gorman and Mr. Abi Zeid will likely be in a position to prevent a change in control of EasyLink even if the other stockholders were in favor of the transaction.

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

Sales of a substantial number of shares of our common stock in the public market could cause the market price of our Class A common stock to decline. As of July 31, 2002, we had an aggregate of 16,718,291 shares of Class A and Class B common stock outstanding. As of July 31, 2002 we had options to purchase approximately
2.94 million shares of Class A common stock outstanding. As of July 31, 2002, we had warrants to purchase approximately 1.84 million shares of Class A common stock outstanding. As of July 31, 2002, we had approximately 4.4 million shares of Class A common stock issuable upon conversion of outstanding senior convertible notes and an indeterminate number of additional shares of Class A common stock issuable over five years in payment of interest on such senior notes. In addition, we had 127,151 shares of Class A common stock issuable upon conversion of our remaining outstanding 7% Convertible Subordinated Notes due 2005 at an exercise price of $189.50 per share.

As of July 31, 2002, approximately 11.1 million shares of Class A common stock and Class B common stock were freely tradable, in some cases subject to the volume and manner of sale limitations contained in Rule 144. As of such date, approximately 5.6 million shares of Class A common stock will become available for sale at various later dates upon the expiration of one-year holding periods or upon the expiration of any other applicable restrictions on resale. We are likely to issue large amounts of additional Class A common stock, which may also be sold and which could adversely affect the price of our stock.

As of July 31, 2002, the holders of approximately 6.3 million shares of outstanding Class A common stock, the holders of approximately 1.8 million shares of Class A common stock issuable upon exercise of our outstanding warrants and the holders of approximately 6 million shares of Class A common stock issuable upon conversion of our outstanding senior or subordinated convertible notes and issuable in payment of interest over the first 18 months after the date of issuance on our senior convertible notes, had the right, subject to various conditions, to require us to file registration statements covering their shares, or to include their shares in registration statements that we may file for ourselves or for other stockholders. By exercising their registration rights and selling a large number of shares, these holders could cause the price of the Class A common stock to fall. An undetermined number of these shares have been sold publicly pursuant to Rule 144.

Our Class A common stock may be subject to delisting from the Nasdaq National Market.

Our Class A common stock faces potential delisting from the Nasdaq National Market which could hurt the liquidity of our Class A common stock. We may be unable to comply with the standards for continued listing on the Nasdaq National Market. These standards require, among other things, that our Class A common stock have a minimum bid price of either $1 or $3. Specifically, an issuer will be considered non-compliant with the minimum bid price requirement only if it fails to satisfy the applicable requirement for any 30 consecutive trading day period following January 1, 2002. It would then be afforded a 90 calendar day grace period in which to regain compliance. In addition, the listing standards require that we maintain compliance with various other standards, including market capitalization or total assets and total revenue, number of publicly held shares, which are shares held by persons who are not officers, directors or beneficial owners of 10% of our outstanding shares, and market value of publicly held shares. If we do not comply with the $3 minimum bid price, but we do comply with the $1 minimum bid price, then we must comply with certain other standards, including a $10 million minimum stockholders' equity requirement. The minimum bid price of our stock was below $1 during various periods in the fourth quarter of 2000 and the first quarter of 2001 and was below $1 during the period from March 14, 2001 through January 22, 2002. On January 23, 2002, we effected a ten-for-one reverse stock split. Since the time of our reverse stock split, our stock price was also below $1.00 during the period from July 10, 2002 through July 26, 2002 and from July 30, 2002 through the date of this filing.

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

On March 30, 2001, we completed the sale of our advertising network business to Net2Phone, Inc. Included in the sale were our rights to provide e-mail-based advertising and permission marketing solutions to advertisers, as well as our rights to provide e-mail services directly to consumers at the www.mail.com Web site and in partnership with other Web sites. In connection with the sale, we entered into a hosting agreement under which we agreed to host or arrange to host the consumer e-mailboxes for Net2Phone for a minimum of one year. During the second quarter of 2001, we completed the migration of the hosting of these consumer mailboxes to a third party provider whom we paid for this service. On November 14, 2001, we entered into an agreement with Net2Phone which terminated the hosting agreement as of September 30, 2001. Net2Phone has subsequently transferred this business to a third party.

Notwithstanding the migration of the consumer mailboxes to the third party provider, the termination of the hosting agreement with Net2Phone and the assignment to Net2Phone of our Web site contracts with third parties, we may nonetheless remain liable for obligations under some of such third party Web site contracts. Accordingly, we may have liability if there is a breach on the part of the third party to which we have migrated the hosting or on the part of Net2Phone or its transferee under the third party Web site agreements that were assigned to them.

PART II: OTHER INFORMATION

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

Item 2: Changes in Securities and Use of Proceeds

Recent Sales of Unregistered Securities

On April 15, May 15, and June 15, 2002, we issued 14,387, 29,398 and 31,879 shares, respectively, of Class A common stock to employees at an exercise price of $2.01, $1.77 and $1.30, respectively, per share representing the Company's matching contribution to its 401(k) plan.

On June 1, 2002, we issued 133,600 shares of Class A common stock valued at approximately $0.2 million as payment for interest in lieu of cash.

On June 7, 2002, we issued 7,716 shares of Class A common stock valued at approximately $11,000 in connection with a severance agreement.

On June 21, 2002, we issued 106,534 shares of Class A common stock valued at approximately $0.1 million in settlement of a vendor obligation.

The issuance of shares representing matching contributions to the Company's 401(k) plan was not subject to the registration requirements of the Securities Act of 1933, as amended (the "Act"), because the issuance of the shares was not voluntary and contributory on the part of employees. The other issuances were exempt from such registration requirements based on the exemption provided under
Section 4(2)of the Act. Such shares were issued in transactions not involving a public offering to investors capable of evaluating the merits and risks of the investment and not in need of the protections afforded by registration under the Act.

Item 4: Submission of Matters to a Vote of Security Holders

(a)      The Annual Meeting of Shareholders was held on May 23, 2002.

(b) Each of the persons named in the Proxy Statement as a nominee for Director was elected.

(c) The following are the voting results on each of the matters that were submitted to the shareholders:

                                                                 Withheld or
                                          For         Against     Abstain
                                          ---         -------     -------

Election of Directors

Gerald Gorman.................        18,066,934      55,385     7,133,868
Thomas Murawski...............        18,066,934      55,385     7,133,868
George Abi Zeid...............        18,066,934      55,385     7,133,868
William Donaldson.............        18,066,934      55,385     7,133,868
Stephen Duff..................        18,066,934      55,385     7,133,868
Stephen Ketchum...............        18,066,934      55,385     7,133,868
Jack Kuehler..................        18,066,934      55,385     7,133,868

Resolutions

To approve the EasyLink Services
Corporation 2002 stock option plan... 14,942,146     157,528    10,156,513

The text of the matters referred to under this Item 4 is set forth in the Proxy Statement dated April 23, 2002 previously filed with the Commission and incorporated herein by reference.

Item 6: Exhibits and Reports on Form 8-K

The following exhibits are filed as part of this report:

(10)       EasyLink Services Corporation 2002 Stock Option
           Plan (incorporated by reference to Appendix A to Definitive Proxy Statement of EasyLink
           Services Corporation filed April 23, 2002).

Reports on Form 8-K - EasyLink Services Corporation filed the following reports on Form 8-K during the three months ended June 30, 2002:

Report on Form 8-K filed on May 24, 2002 announcing that the Company's Chief Executive Officer, Thomas Murawski, will assume the additional office of President, replacing Brad Schrader, effective as of May 31, 2002.

ITEM 7

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereto duly authorized.

EasyLink Services Corporation

           /s/ DEBRA L. MCCLISTER
           -----------------------------
           Executive Vice President and
           Chief Financial Officer

August 14, 2002

                                    Exhibits


(10)        EasyLink Services Corporation 2002 Stock Option
            Plan (incorporated by reference to Appendix A to Definitive Proxy Statement of EasyLink
            Services Corporation filed April 23, 2002).