Form 10-Q
period 2002-09-30
EASYLINK SERVICES CORP
filed 2002-11-14
CIK 1081661

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                                   (Mark One)


    |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Common stock outstanding at October 31, 2002: Class A common stock $0.01 par value 15,935,526 shares, and Class B common stock $0.01 par value 1,000,000 shares.

                          EASYLINK SERVICES CORPORATION
                               SEPTEMBER 30, 2002
                                    FORM 10-Q
                                      INDEX


                                                                           Page
                                                                          Number
                                                                          ------
PART I:   FINANCIAL INFORMATION

Item 1:   Condensed Consolidated Financial Statements:

          Condensed Consolidated Balance Sheets as of September 30,
          2002 (unaudited) and December 31, 2001.............................3

          Unaudited Condensed Consolidated Statements of Operations
          for the three months ended September 30, 2002 and 2001.............4

          Unaudited Condensed Consolidated Statements of Operations
          for the nine months ended September 30, 2002 and 2001..............5

          Unaudited Condensed Consolidated Statements of Cash Flows
          for the nine months ended September 30, 2002 and 2001..............6

          Notes to Unaudited Interim Condensed Consolidated
          Financial Statements...............................................8

Item 2:   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.........................................29

Item 3:   Qualitative and Quantitative Disclosure about Market Risk.........41

Item 4:   Controls and Procedures...........................................52

PART II: OTHER INFORMATION

Item 1:   Legal Proceedings.................................................53

Item 2:   Changes in Securities and Use of Proceeds.........................53

Item 5:   Other Information.................................................53

Item 6:   Exhibits and Reports on Form 8-K..................................53

Item 7:   Signatures........................................................54

          Certifications....................................................55

                          Easylink Services Corporation
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)


                                                                                     September 30, December 31,
                                                                                     ------------- ------------
                                                                                         2002          2001
                                                                                         ----          ----
                                          ASSETS                                      (unaudited)    Note 1(b)
Current assets:
Cash and cash equivalents............................................................$   9,325      $  13,278
Accounts receivable, net of allowance for doubtful accounts
   $10,494 and $14,547 as of September 30, 2002 and December 31, 2001, respectively..   13,956         21,812
Prepaid expenses and other current assets............................................    3,361          1,810
                                                                                     ---------     ----------
Total current assets.................................................................   26,642         36,900
                                                                                     ---------     ----------
Property and equipment, net..........................................................   16,607         21,956
Investments..........................................................................    1,535          1,535
Goodwill.............................................................................   68,835         65,491
Intangible assets, net...............................................................   32,750         42,446
Other................................................................................    2,030          1,914
                                                                                     ---------     ----------
Total assets.........................................................................$ 148,399     $  170,242
                                                                                     =========     ==========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable.....................................................................$  13,494     $   16,182
Accrued expenses.....................................................................   21,982         32,702
Restructuring reserves payable.......................................................    1,104            799
Current portion of capital lease obligations.........................................      459            554
Current portion of notes payable.....................................................    2,770             --
Current portion of capitalized interest on notes payable.............................    3,517          1,410
Deferred revenue.....................................................................      334            759
Other current liabilities............................................................      621            413
Net liabilities of discontinued operations...........................................      326          1,675
                                                                                     ---------     ----------
Total current liabilities............................................................   44,607         54,494
                                                                                     ---------     ----------
Capital lease obligations, less current portion......................................      275            566
Capitalized interest on notes payable, less current portion..........................    7,143         12,659
Restructuring reserves payable, less current portion.................................      867             --
Notes payable........................................................................   72,801         80,923
                                                                                     ---------     ----------
Total liabilities....................................................................  125,693        148,642
                                                                                     ---------     ----------
Contingent share issuance on notes payable...........................................    1,025          1,091

Stockholders' equity:
Common stock, $0.01 par value; 510,000,000 shares authorized at September 30,
2002 and December 31, 2001, respectively:
   Class A--500,000,000 shares authorized at September 30, 2002 and December 31,
   2001; 15,895,688 and 14,580,211 shares issued and
   outstanding at September 30, 2002 and December 31, 2001, respectively.............      159            146
   Class B--10,000,000 shares authorized at September 30, 2002 and
   December 31, 2001, respectively, 1,000,000 issued and outstanding at
   September 30, 2002 and December 31, 2001 .........................................       10             10
Additional paid-in capital...........................................................  537,282        533,878
Deferred compensation................................................................       --            (42)
Accumulated other comprehensive loss.................................................     (151)           (37)
Accumulated deficit.................................................................. (515,619)      (513,446)
                                                                                     ---------     ----------
Total stockholders' equity...........................................................   21,681         20,509
                                                                                     ---------     ----------
Commitments and contingencies

Total liabilities and stockholders' equity...........................................$ 148,399     $  170,242
                                                                                     =========     ==========


See accompanying notes to unaudited condensed consolidated financial statements.

                          EasyLink Services Corporation
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)
                                   (unaudited)

                                                                              Three Months Ended September 30,
                                                                              --------------------------------

                                                                                  2002                   2001
                                                                                  ----                   ----

Revenues..................................................................... $   28,017                $36,548

Cost of revenues.............................................................     14,012                 18,178
                                                                              ----------            -----------
Gross profit.................................................................     14,005                 18,370
                                                                              ----------            -----------
Sales and marketing..........................................................      5,581                  5,388
General and administrative...................................................      7,354                 10,593
Product development..........................................................      1,977                  1,787
Amortization of goodwill and other intangible assets.........................      1,687                 12,753
Impairment of intangible assets..............................................         --                     50
Restructuring and impairment charges.........................................      1,710                     --
Gain on sale of business.....................................................       (300)                    --
                                                                              ----------            -----------
Total operating expenses.....................................................     18,009                 30,571
                                                                              ----------            -----------
Loss from operations.........................................................     (4,004)               (12,201)
                                                                              ----------            -----------
Other income (expense):
Interest income..............................................................         28                    125
Interest expense.............................................................     (1,139)                (2,353)
Gain (loss) on debt restructuring............................................      6,558                 (1,116)
Other, net...................................................................        315                     77
                                                                              ----------            -----------
Total other income (expense), net............................................      5,762                 (3,267)
                                                                              ----------            -----------
Minority interest............................................................         --                     23
                                                                              ----------            -----------
Income (loss) from continuing operations.....................................      1,758                (15,445)
                                                                              ----------            -----------
Loss from discontinued operations............................................         --                 (1,140)
                                                                              ----------            -----------
Income (loss) before extraordinary item......................................      1,758                (16,585)

Extraordinary gain...........................................................         --                    782
                                                                              ----------            -----------
Net income (loss) ........................................................... $    1,758               $(15,803)
                                                                              ==========             ==========
Basic and diluted net income (loss) per share:

Income (loss) from continuing operations..................................... $     0.10            $     (1.66)
Loss from discontinued operations............................................         --                  (0.12)
Extraordinary gain...........................................................         --                   0.08
                                                                              ----------            -----------
Net income (loss)............................................................ $     0.10            $     (1.70)
                                                                              ==========            ===========
Weighted-average basic shares outstanding.................................... 16,978,437              9,279,410
                                                                              ==========            ===========
Weighted-average diluted shares outstanding.................................. 17,231,706              9,279,410
                                                                              ==========            ===========


See accompanying notes to unaudited condensed consolidated financial statements.

                          EasyLink Services Corporation
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)
                                   (unaudited)

                                                                                 Nine Months Ended September 30,
                                                                               ----------------------------------

                                                                                   2002                   2001
                                                                                   ----                   ----

Revenues..................................................................... $    88,351                $90,128

Cost of revenues.............................................................      44,166                 58,434
                                                                              -----------           ------------
Gross profit.................................................................      44,185                 31,694
                                                                              -----------           ------------
Sales and marketing..........................................................      16,201                 23,545
General and administrative...................................................      21,771                 31,820
Product development..........................................................       5,316                  7,522
Amortization of goodwill and other intangible assets.........................       5,063                 37,854
Impairment of intangible assets..............................................          --                  2,200
Restructuring and impairment charges.........................................       1,710                 25,337
(Gain) loss on sale of businesses............................................        (300)                 2,327
                                                                              -----------           ------------
Total operating expenses.....................................................      49,761                130,605
                                                                              -----------           ------------
Loss from operations.........................................................      (5,576)               (98,911)
                                                                              -----------           ------------
Other income (expense):
Interest income..............................................................         175                    488
Interest expense.............................................................      (3,672)                (8,002)
Gain on debt restructuring, net..............................................       6,558                 39,312
Impairment of investments....................................................          --                (10,131)
Other, net...................................................................         342                    278
                                                                              -----------           ------------
Total other income, net......................................................       3,403                 21,945
                                                                              -----------           ------------
Minority interest............................................................          --                   (131)
                                                                              -----------           ------------
Loss from continuing operations..............................................      (2,173)               (77,097)
                                                                              -----------           ------------
Loss from discontinued operations............................................          --                (67,164)
                                                                              -----------           ------------
Loss before extraordinary item...............................................      (2,173)              (144,261)

Extraordinary gain...........................................................          --                    782
                                                                              -----------           ------------
Net loss .................................................................... $    (2,173)          $   (143,479)
                                                                              ===========           ============
Basic and diluted net loss per share:

Loss from continuing operations.............................................. $     (0.13)          $      (9.19)
Loss from discontinued operations............................................          --                  (8.01)
Extraordinary gain...........................................................          --                   0.09
                                                                              -----------           ------------
Net loss..................................................................... $     (0.13)          $     (17.11)
                                                                              ===========           ============
Weighted-average basic and diluted shares outstanding........................  16,565,016              8,384,085
                                                                              ===========           ============


See accompanying notes to unaudited condensed consolidated financial statements.

                          EasyLink Services Corporation
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                 Nine Months Ended September 30,
                                                                                 -------------------------------
                                                                                         2002           2001
                                                                                         ----           ----
Cash flows from operating activities:
Net loss........................................................................  $   (2,173)      $(143,479)
Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
Loss from discontinued operations...............................................          --          67,164
Amortization of partner advances................................................          --           2,304
Non-cash interest...............................................................       1,738             752
Depreciation and amortization...................................................       7,620          13,760
Amortization of goodwill and other intangible assets............................       6,052          37,854
Provision for doubtful accounts.................................................       2,520           4,510
Provision for restructuring and impairments, net................................       1,172          25,337
Extraordinary gain..............................................................          --            (782)
Gain on debt restructuring......................................................      (6,558)        (39,312)
Amortization of domain assets...................................................          --             233
Amortization of deferred compensation...........................................          42             340
Amortization of debt issuance costs.............................................         124             333
(Gain) loss on sale of businesses...............................................        (300)          2,327
Write-off of fixed assets.......................................................          13          (1,500)
Impairment of investments.......................................................          --          10,131
Impairment of intangible assets.................................................          --           2,200
Minority interest...............................................................          --             131
Changes in operating assets and liabilities, net of effect of acquisitions and discontinued operations:
Accounts receivable, net........................................................       5,336            (266)
Prepaid expenses and other current assets.......................................      (1,551)          1,417
Other assets....................................................................         (34)           (175)
Accounts payable, accrued expenses and other current liabilities................     (13,373)          9,169
Deferred revenue................................................................        (425)           (274)
                                                                                 -----------      ----------
Net cash provided by (used in) operating activities.............................         203          (7,826)
                                                                                 -----------      ----------
Cash flows from investing activities:
Proceeds from sales of businesses...............................................         300           4,641
Proceeds from sale of investment................................................          --           1,950
Proceeds from sales and maturities of marketable securities.....................          --          12,513
Purchases of intangible assets..................................................          --            (913)
Purchases of property and equipment, including capitalized software.............      (2,284)         (2,384)
Acquisitions, net of cash paid (acquired).......................................          --         (15,308)
                                                                                 -----------      ----------
Net cash (used in) provided by investing activities.............................      (1,984)            499
                                                                                 -----------      ----------
Cash flows from financing activities:
Net proceeds from issuance of Class A common stock..............................          --           3,010
Issuance of shares to employee benefit plans....................................         326             346
Proceeds from issuance of convertible notes, net................................          --          14,110
Proceeds from loan..............................................................          --           1,065
Payments under capital lease obligations........................................        (460)         (4,260)
Interest payments on restructured notes.........................................        (897)             --
Principal payments of notes payable.............................................        (727)         (2,149)
                                                                                 -----------      ----------
Net cash (used in) provided by financing activities.............................      (1,758)         12,122
                                                                                 -----------      ----------
Effect of foreign exchange rate changes on cash and cash equivalents............        (114)            (50)
Net (decrease) increase in cash and cash equivalents............................      (3,653)          4,745
Cash (used in) provided by discontinued operations..............................        (300)            782
Cash and cash equivalents at beginning of the period............................      13,278           4,331
                                                                                 -----------      ----------
Cash and cash equivalents at the end of the period..............................      $9,325          $9,858
                                                                                 ===========      ==========

Supplemental disclosure of non-cash information:

During the nine months ended September 30, 2002 and 2001, the Company paid approximately $3.1 million and $6.7 million, respectively, for interest. In addition, we issued 777,390 shares of Class A common stock valued at approximately $1.7 million as payment for interest in lieu of cash during the nine months ended September 30, 2002 (see Note 6). Through the issuance of 250,740 shares of Class A common stock, the Company paid approximately $743,000 in interest for the nine months ended September 30, 2001.

During the nine months ended September 30, 2002, the Company also issued shares of Class A common stock as follows:

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

During the nine months ended September 30, 2001, the Company also issued shares of Class A common stock as follows:

         The Company issued 100,423 shares of Class A common stock valued at approximately $585,000 in settlement of a vendor obligation.

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

Non-cash investing activities:

During the nine months ended September 30, 2001, the Company issued 22,222 shares of its Class A common stock in connection with an investment. These transactions resulted in non-cash investing activities of $285,000 (see Note 3).

During the nine months ended September 30, 2001, the Company issued 1,896,218 shares of its Class A common stock in connection with certain acquisitions. These transactions resulted in non-cash investing activities of $31.1 million (see Note 2).

Non-cash financing activities:

During the nine months ended September 30, 2002, we issued 100,000 shares of Class A common stock in connection with the March 20, 2001 private placement (See Note 8).

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

(b) Unaudited Interim Condensed Consolidated Financial Information

The accompanying interim condensed consolidated financial statements as of September 30, 2002 and for the three and nine months ended September 30, 2002 and 2001 have been prepared by the Company and are unaudited. In the opinion of management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the consolidated financial position of EasyLink Services as of September 30, 2002 and the consolidated results of operations and cash flows for the interim periods ended September 30, 2002 and 2001. The results of operations for any interim period are not necessarily indicative of the results of operations for any other future interim period or for a full fiscal year. The condensed consolidated balance sheet at December 31, 2001 has been derived from audited consolidated financial statements at that date.

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

The Company also traded advertisements on its Web properties in exchange for advertisements on the Internet sites of other companies as part of the ad network business. Barter revenues and expenses were recorded at the fair market value of services provided or received; whichever is more determinable in the circumstances. Revenue from barter transactions were recognized as income when advertisements were delivered on the Company's Web properties. Barter expense was recognized when the Company's advertisements are run on other companies' Web sites, which is typically in the same period when barter revenue was recognized. If the advertising impressions were received from the customer prior to the Company delivering the agreed-upon advertising impressions, a liability was recorded, and if the Company delivered the advertising impressions to the other companies' Web sites prior to receiving the agreed-upon advertising impressions, a prepaid expense was recorded. At September 30, 2002 and December 31, 2001, the Company had no liability for barter advertising to be delivered. Barter revenues, which are a component of advertising revenue, amounted to $0 and $0.6 million for the nine months ended September 30, 2002 and 2001, respectively. For the nine months ended September 30, 2002 and 2001, barter expenses, which is a component of cost of revenues, were approximately $0 and $0.6 million, respectively.

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

(g) Financial Instruments and Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash, cash equivalents, restricted investments, marketable securities, accounts receivable, notes payable and convertible notes payable. At June 30, 2002 and December 31, 2001, the fair value of cash, cash equivalents, restricted investments, marketable securities and accounts receivable approximated their financial statement carrying amount because of the short-term maturity of these instruments. The recorded values of notes payable and convertible notes payable approximate their fair values, as interest approximates market rates with the exception of the Convertible Subordinated Notes payable with a carrying value of $24.1 million, which has an estimated fair value of $6.1 million and $6.6 million at September 30, 2002 and December 31, 2001, respectively, based upon quoted market prices (See Note 6).

Credit is extended to customers based on the evaluation of their financial condition and collateral is not required. The Company performs ongoing credit assessments of its customers and maintains an allowance for doubtful accounts. No single customer exceeded 10% of either total revenues or accounts receivable as of and for the nine months ended September 30, 2002 or 2001. Revenues from the Company's five largest customers accounted for an aggregate of 6% of the Company's total revenues for the three months ended September 30, 2002 and 2001.

(h) Basic and Diluted Net Loss Per Share

Income (loss) per share is presented in accordance with the provisions of SFAS No. 128, "Earnings Per Share", and the Securities and Exchange Commission Staff Accounting Bulletin No. 98. Under SFAS No. 128, basic Earnings per Share ("EPS") excludes dilution for common stock equivalents and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. Diluted net income (loss) per share is equal to basic income
(loss) per share since all common stock equivalents are anti-dilutive for each of the periods presented. Diluted net income (loss) per share for the three months ended September 30, 2002 and 2001 includes 253,269 and 0 shares, respectively, issuable upon exercise of employee stock options and warrants and upon conversion of convertible notes. Diluted net loss per share for the nine months ended September 30, 2002 and 2001 does not include shares issuable upon exercise of employee stock options and warrants and upon conversion of convertible notes.

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

As of January 1, 2002, the date of adoption, the Company had unamortized goodwill in the amount of $68.8 million, which is subject to the transition provisions of Statement 142. Amortization expense related to goodwill of continuing operations was $52.1 million for the year ended December 31, 2001. During the quarter ended June 30,2002, the Company completed its assessment with the assistance of an independent appraiser in accordance with Statement 142 and determined that there was no impairment as of January 1, 2002.

The following unaudited pro forma disclosure presents the adoption of Statement 142 as if it had occurred at the beginning of all periods presented:

                                                                         Three Months Ended                 Nine Months Ended
                                                                         ------------------                 -----------------
                                                                            September 30,                     September 30,
                                                                            -------------                     -------------
 (In thousands, except per share amounts)                                2002         2001                 2002         2001
                                                                         ----         ----                 ----         ----
Income (loss) from continuing operations.....................          $1,758       $(15,445)            $(2,173)     $(77,097)

Add back: Goodwill amortization..............................              --         10,597                  --        32,258
Adjusted income (loss) from continuing operations............           1,758         (4,848)             (2,173)      (44,839)

Loss from discontinued operations............................              --         (1,140)                 --       (67,164)
Add back: Goodwill amortization..............................              --             58                  --         3,793
Adjusted loss from discontinued operations...................              --         (1,082)                 --       (63,371)

Extraordinary gain...........................................              --            782                  --           782
Adjusted net income (loss)...................................          $1,758        $(5,148)            $(2,173)    $(107,428)

Basic and diluted net loss per common share:
Income (loss) from continuing operations.....................            $0.10        $(1.66)             $(0.13)      $(9.19)
Goodwill amortization from continuing operations.............              --           1.14                  --          3.85
Adjusted income (loss) from continuing operations............             0.10         (0.52)              (0.13)       (5.34)

Loss from discontinued operations............................              --          (0.12)                 --        (8.01)
Goodwill amortization from discontinued operations...........              --           0.01                  --          0.45
Adjusted loss from discontinued operations...................              --          (0.11)                 --        (7.56)

Extraordinary gain...........................................              --            0.08                 --          0.09
Adjusted net income (loss)...................................            $0.10        $(0.55)             $(0.13)     $(12.81)

Weighted average basic shares outstanding ...................          16,978          9,279              16,565         8,384
Weighted average diluted shares outstanding .................          17,232          9,279              16,565         8,384

In connection with the adoption of Statement 142 on January 1, 2002, the Company reclassified $3.6 million in net book value associated with assembled workforce to goodwill. In addition, during the first quarter of 2002, goodwill was reduced by $0.3 million as a result of a final reconciliation related to the STI acquisition (See Note 2).

Included in the Company's balance sheet as of September 30, 2002 are the following (in thousands):

                                                                                          Accumulated
                                                                    Gross Cost           Amortization             Net
                                                                    ----------           ------------             ---
Goodwill.....................................................        $152,659              $(83,824)           $68,835

Intangibles with finite lives:
   Technology................................................          16,550                (8,372)             8,178
   Trademark.................................................          16,000                (2,533)            13,467
   Customer lists............................................          11,000                (1,742)             9,258
   Software development and licenses.........................           4,580                (2,733)             1,847
                                                                   ----------            ----------         ----------
                                                                   $   48,130            $  (15,380)        $   32,750
                                                                   ==========            ==========         ==========

Amortization related to intangible assets with finite lives was $2.0 million and $2.1 million for the three months ended September 30, 2002 and 2001, respectively. In accordance with Statement 142, the Company reassessed the useful lives of all other intangible assets. There were no changes to such lives and there are no expected residual values associated with these intangible assets. Trademarks and customer lists are being amortized on a straight-line basis over ten years. Technology and software development and licenses are being amortized on a straight-line basis over their estimated useful lives from two to five years.

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

In April 2002, Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("Statement 145") was issued. FASB Statement No. 4 required all gains and losses from the extinguishment of debt to be reported as extraordinary items and Statement No. 64 related to the same matter. Statement 145 requires gains and losses from certain debt extinguishment to not be reported as extraordinary items when the use of debt extinguishment is part of the risk management strategy. Statement 44 was issued to establish transitional requirements for motor carriers relative to intangible assets. Those transitions are completed, therefore Statement 44 is no longer necessary. Statement 145 also amends Statement No. 13 requiring sale-leaseback accounting for certain lease modifications. Statement 145 is effective for fiscal years beginning after May 15, 2002. The provisions relating to sale-leaseback are effective for transactions after May 15, 2002. The Company adopted Statement 145 effective July 1, 2002. The adoption of this Statement resulted in gains and losses from debt restructuring and extinguishments of debt that were previously recorded as extraordinary being reclassified as operating activities. During the quarter ended Septmeber 30, 2002, the gains from extinguishment of debt were recorded as part of continuing operations in accordance with Statement 145. The following sets forth the impact of the reclassifications on the income (loss) from continuing operations and income (loss) per share from continuing operations:


                                                                          2002                                   2001
                                                             ------------------------------        -------------------------------
                                                               Q3       Q2           Q1                Q3         Q2         Q1
Loss from continuing operations - pre FAS 145                $(4,800)   $(1,279)   $(2,652)        $(14,329)  $(48,225)   $(53,855)

Extraordinary gain (loss) reclassified to:
   Gain (loss) on debt restructuring                         $ 6,558      $  -         $  -        $ (1,116)  $  1,079    $ 39,349

Income (loss) from continuing operations - post FAS 145      $ 1,758    $(1,279)   $(2,652)        $(15,445)  $(47,146)   $(14,506)

Loss per share from continuing operations - pre FAS 145      $ (0.28)   $ (0.08)   $ (0.16)        $  (1.54)  $  (5.48)   $  (7.64)

Income (loss) per share from continuing
operations - post FAS 145                                    $  0.10    $ (0.08)   $ (0.16)        $  (1.66)  $  (5.36)   $  (2.06)

Change in income (loss) per share on continuing operations   $  0.38    $     -    $     -         $  (0.12)  $   0.12    $   5.58


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

The following unaudited pro-forma consolidated amounts give effect to the 2001 acquisitions as if they had occurred on January 1, 2001, by consolidating their results of operations with the results of the Company for the three and nine months ended September30, 2001. The unaudited pro-forma consolidated results are not necessarily indicative of the operating results that would have been achieved had the transactions been in effect as of the beginning of the periods presented and should not be construed as being representative of future operating results. The pro forma basic and diluted net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding. Diluted net loss per share equals basic net loss per share, as common stock equivalents are anti-dilutive for all pro forma periods presented.


                                                                                Three Months Ended       Nine Months Ended
                                                                                ------------------       -----------------
In thousands, except per share amounts)                                         September 30, 2001      September 30, 2001
                                                                                ------------------      ------------------

Revenues......................................................................       $ 36,548              $ 116,664
Loss from continuing operations...............................................       $(15,445)             $ (81,257)
Loss from discontinued operations.............................................       $ (1,140)             $ (67,164)
Extraordinary gain............................................................       $    782              $     782
Net loss .....................................................................       $(15,803)             $(147,639)
Basic and diluted net loss per common share:
Loss from continuing operations...............................................       $ (1.66)              $   (9.28)
Loss from discontinued operations.............................................         (0.12)                  (7.67)
Extraordinary gain............................................................          0.08                    0.09
Net loss......................................................................       $ (1.70)              $  (16.86)
Weighted average shares used in net loss
per share calculation (1).....................................................         9,279                   8,757

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

(4) Sale of Businesses

On September 20, 2002, the Company sold its customer contracts related to its email hosting service ("NIMS") line to Call Sciences, Inc. Call Sciences paid $300,000 in cash upon closing. The consideration paid to EasyLink was determined as a result of negotiations between Call Sciences, Inc. and EasyLink. In connection with the sale, the parties entered into a transition services agreement whereby the Company would receive payments for services rendered during the 2 month period following the close. As a result of the sale, the Company transferred the customer contracts and recorded a gain on the sale of NIMS of $300,000.

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

On July 25, 2000, EasyLink entered into a strategic relationship with BulletN.net, Inc. The investment has been accounted for under the cost method of accounting, as EasyLink owns less than 20% of the outstanding stock of BulletN.net. As part of this agreement BulletN.net issued 666,667 shares of its common stock and a warrant to purchase up to 666,667 shares of BulletN.net common stock at $3.75 per share to EasyLink in exchange for 36,443 shares of EasyLink Class A common stock valued at approximately $3.1 million. The Company concluded that the carrying value of this cost-based investment was permanently impaired based on the achievement of business plan objectives and milestones and the fair value of the investment relative to its carrying value. During the first quarter of 2001, the Company recorded an impairment charge of $2.6 million due to an other-than-temporary decline in the value of this investment. This amount is included in impairment of investments within other income (expense) in the 2001 statement of operations. On March 1, 2001, in consideration of the exchange and cancellation of the 666,667 warrants and the waiver of certain anti-dilution rights, the Company received a new warrant to purchase 266,667 shares of BulletN.net common stock at $1 per share. As of September 30, 2002, the carrying value of this investment was $0.5 million.

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

On April 17, 2000, in exchange for $500,000 in cash, the Company acquired certain source code technologies, trademarks and related contracts relating to the InTandem collaboration product ("InTandem") from IntraACTIVE, Inc., a Delaware corporation (now named Bantu, Inc., "Bantu"). On the same date, the Company also paid Bantu an upfront fee of $500,000 for further development and support of the InTandem product. On the same date, pursuant to a Common Stock Purchase Agreement, the Company acquired shares of common stock of Bantu representing approximately 4.6% of Bantu's outstanding capital stock in exchange for $1 million in cash and 46,296 shares of its Class A common stock, valued at approximately $3.6 million. Pursuant to the Common Stock Purchase Agreement, the Company also agreed to invest up to an additional $8 million in the form of shares of its Class A Common stock in Bantu in three separate increments of $4 million, $2 million and $2 million, respectively, based upon the achievement of certain milestones in exchange for additional shares of Bantu common stock representing 3.7%, 1.85% and 1.85%, respectively, of the outstanding common stock of Bantu as of April 17, 2000. The number of shares of the Company's Class A common stock issuable at each closing will be based on the greater of $90 per share and the average of the closing prices of the Company's Class A common stock over the five trading days prior to such closing date. In July 2000, the Company issued an additional 9,259 shares of its Class A common stock valued at approximately $590,000 to Bantu in accordance with a true-up provision in the Common Stock Purchase Agreement. In September 2000, the Company issued an additional 44,444 shares of its Class A common stock valued at approximately $2.9 million as payment for the achievement of a milestone indicated above. In January 2001, the Company issued an additional 22,222 shares of its Class A common stock valued at approximately $285,000 as payment for the achieved milestone indicated above. The Company accounts for this investment under the cost method. During the second quarter of 2001, management made an assessment of the carrying value of its investment, based upon an incremental investment made by a third party, and determined that the carrying value of this cost-based investment was permanently impaired as it was in excess of its estimated fair value. Accordingly, EasyLink wrote down the value of its investment in Bantu by $7.3 million as it determined that the decline in its value was other-than-temporary. As of September 30, 2002, the carrying value of this investment was $1.0 million.

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

The above exchange transactions have been accounted for in accordance with Financial Accounting Standards Board Statement No. 15 ("FASB No.15"), "Accounting by Debtors and Creditors for Troubled Debt Restructurings." As a result of these exchanges, the Company recorded a $40.4 million gain on the exchange of convertible notes during the nine months ended September 30, 2001.

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

Restructuring of Certain Debt and Lease Obligations

During the third quarter of 2001, pending the completion of the subsequent restructuring, the Company issued $16.3 million of interim notes, bearing interest at a rate of 12% per annum, in exchange for present and future lease obligations in the amount of $15.1 million. These notes were cancelled upon completion of the fourth quarter debt restructuring. This interim transaction resulted in a loss of $1.1 million in accordance with FASB No. 15.

On November 27, 2001, the Company completed the restructuring of approximately $63 million of debt and lease obligations and a related financing in the amount of approximately $10 million.

Under the terms of the debt restructuring, the Company exchanged an aggregate of approximately $63 million of debt and equipment lease obligations for an aggregate of approximately $20 million of restructure notes and obligations due in installments commencing June 2003 through June 2006, 1.97 million shares of Class A Common Stock and warrants to purchase 1.8 million shares of Class A Common Stock. In addition, the Company purchased certain leased equipment for an aggregate purchase price of $3.5 million. The Company also recorded net gains of $7.8 million upon the completion of the restructuring in accordance with FASB No. 15 during the fourth quarter of 2001.

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

On July 15, 2002, the Company entered into a transfer and assignment agreement to repurchase a 12% Senior Restructure Note and a restructuring balloon payment in the amount of $0.5 million for $90,000 in cash and 5,415 shares in Class A common stock, valued at approximately $6,000. This transaction was accounted for in accordance with Financial Accounting Standards Board Statement No. 15 ("FASB No.15"), "Accounting by Debtors and Creditors for Troubled Debt Restructurings." As a result of this transaction, the Company recorded a $0.4 million gain during the three months ended September 30, 2002.

On September 27, 2002, the Company entered into a transaction agreement to repurchase 10% Senior Convertible Notes in the amount of $4.95 million for $495,000. This transaction was accounted for in accordance with Financial Accounting Standards Board Statement No. 15 ("FASB No.15"), "Accounting by Debtors and Creditors for Troubled Debt Restructurings." As a result of this transaction, the Company recorded a $6.2 million gain during the three months ended September 30, 2002 which includes the impact of a $1.7 million reversal of capitalized interest previously recognized in connection with the February 14, 2001 exchange agreement related to such notes.

Notes payable include the following, in thousands


                                                                       September 30, 2002                  December 31, 2001
                                                                       ------------------                  -----------------
                                                                   Capitalized                       Capitalized
                                                                     Interest      Principal           Interest        Principal
                                                                 -------------    -------------      ------------    ------------
2000 7% Convertible Subordinated Notes due February 2005           $       --      $   24,095         $       --      $   24,095
2001 10% Senior Convertible Notes due January 2006                      5,528          31,059              8,615          36,009
2001 12% AT&T restructure note 13 quarterly payments
         beginning June 2003                                            4,300          10,000              4,300          10,000
2001 12% note payable to former shareholder of STI 13 quarterly
         payments beginning June 2003                                     832           2,683              1,154           2,683
2001 12% Restructure notes 13 quarterly payments
         beginning June 2003                                               --           6,132                 --           6,435
2001 10% Note payable due October 2006                                     --             380                 --             525
2001 Restructuring balloon payments due October 2004                       --             774                 --             846
Other                                                                      --             448                 --             330
                                                                   ----------      ----------         ----------      ----------
Total notes payable and capitalized interest                           10,660          75,571             14,069          80,923
Less current portion                                                    3,517           2,770              1,410              --
                                                                   ----------      ----------         ----------      ----------
Non current portion                                                $    7,143      $   72,801         $   12,659      $   80,923
                                                                   ==========      ==========         ==========      ==========


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

During the nine months ended September 30, 2001, the Company recorded a loss of $67.1 million to recognize the loss on discontinued operations. This loss includes a write-down of $52.6 million of assets, primarily goodwill, to net realizable value, operating losses of $12.4 million, severance and related benefits of $1.3 million, and other related cost and expenses including the closure of facilities of $0.8 million.

Summarized financial information for the discontinued operation is as follows:

                          Statements of Operations Data


                                                                              Nine Months Ended September 30,
                                                                                      (In Thousands)
                                                                                      --------------
                                                                           2002                           2001
                                                                           ----                           ----

Revenues..........................................................      $      --                      $  5,834
                                                                        =========                      ========
Loss from discontinued operations.................................      $      --                      $ 67,164
                                                                        =========                      ========

                                                                                     Balance Sheet Data
                                                                                        (In Thousands)
                                                                                        --------------
                                                                       September 30,                  December 31,
                                                                           2002                           2001
                                                                           ----                           ----

Current assets....................................................      $      57                      $     74
Total assets......................................................            444                           423
Current liabilities...............................................            545                         1,873
Long-term liabilities and minority interest.......................            225                           225
Net liabilities of discontinued operations........................      $    (326)                      $(1,675)


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

Additional Common Stock Issued

The Company issued 777,390 shares of Class A common stock valued at approximately $1.7 million as payment for interest in lieu of cash during the nine months ended September 30, 2002.

During the nine months ended September 30, 2002, the Company also issued shares of Class A common stock as follows:

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

The Company issued 198,966 shares of Class A common stock valued at approximately $326,000 to the trustee of the Company's 401(k) plan in satisfaction of the Company match feature of the plan.

(10) Restructuring Charges

During the nine months ended September 30, 2002 and 2001, restructuring charges of $1.7 million and $25.3 million, respectively, were recorded by the Company in accordance with the provisions of EITF 94-3, and Staff Accounting Bulletin 100. During 2002, the Company's restructuring initiatives are related to the relocation and consolidation of its New Jersey-based office facilities into one location. The relocation process will begin in the first quarter of 2003. The restructuring charges are comprised of abandonment costs with respect to leases, including the write-off of leasehold improvements. During 2001, the Company's restructuring initiatives were related to our strategic decisions to exit the consumer messaging business and to focus on the Company's outsourced messaging business. The Company's restructuring program included an incremental reduction in the workforce of approximately 150 employees. Employees affected by the restructuring were notified by direct personal contact and by written notification. The remaining employee benefit termination amounts are being paid out in 2002. The lease abandonments represent the cost to exit the facility leases. The remaining amounts are to be paid out over the next 3 years, which corresponds to the terms of the lease.

The following sets forth the activity in the Company's restructuring reserve (in thousands):


                                                       Beginning      Current year-     Current year-        Ending
                                                        balance         provision        utilization         balance
                                                        -------         ---------        -----------         -------
Employee termination benefits..................          $228            $   --             $ 88              $  140
Lease abandonments.............................           539             1,710              450               1,799
Other exit costs...............................            32                --               --                  32
                                                         ----            ------             ----              ------
                                                         $799            $1,710             $538              $1,971
                                                         ====            ======             ====              ======

(11) Commitments and Contingencies

Master Carrier Agreement

In connection with the acquisition of the EasyLink Services business from AT&T Corp., the Company entered into a Master Carrier Agreement with AT&T. Under this agreement, AT&T will provide the Company with a variety of telecommunications services that are required in connection with the provision of the Company's services. The term of the agreement for network connection services is 36 months commencing after an initial ramp-up period of 6 months (that is, until May 1, 2005) and the term of the agreement for private line and satellite services is 36 months commencing with the first full month in which any of these services are provided (that is, until March 1, 2004). Under the agreement, the Company has a minimum revenue commitment for network connection services equal to $3 million for each of the three years of the contract. In addition, the Company has a minimum revenue commitment for private line and satellite services equal to $375,000 per month during the three-year term. If the Company terminates the network connection services or the private line and satellite services prior to the term or AT&T terminates the services for our breach, the Company must pay to AT&T a termination charge equal to 50% of the unsatisfied minimum revenue commitment for these services for the period in which termination occurs plus 50% of the minimum revenue commitment for each remaining commitment period in the term.

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

For the nine months ended September 30, 2002, total revenues were $88.4 million compared to $90.1 million for the nine months ended September 30, 2001. Net loss was $2.2 million for the nine months ended September 30, 2002 as compared to $143.5 million for the nine months ended September 30, 2001.

For the nine months ended September 30, 2002 and 2001, approximately $88.4 million and $88.5 million, respectively, of our revenues were generated from companies we acquired since January 1, 2001.

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

Historically, our basic advertising network e-mail services were free to our members. Prior to our acquisition of NetMoves in February 2000, we generated the majority of our revenues from our advertising network e-mail services, primarily from advertising related sales, including direct marketing and e-commerce promotion. We also engaged in barter transactions as part of the advertising network business. Under these arrangements, we delivered advertisements promoting a third party's goods and services in exchange for their agreement to run advertisements promoting our Webmail service. We recorded barter revenues and expenses at the fair market value of either the services we provided or of those we received, whichever was more readily determinable under the circumstances. Barter revenues were $0.6 million for the nine months ended September 30, 2001 as the date of sale of this business was March 30, 2001.

In light of the evolving nature of our business and our limited operating history, we believe that period-to-period comparisons of our revenues and operating results are not meaningful and should not be relied upon as indications of future performance. However, we do believe that the our revenues and operating results in future periods will be more comparable to the results for the nine months ended September 30, 2002.

Notwithstanding the inclusion of revenues from our acquisition of the EasyLink Services business from AT&T Corp., we have experienced declines in revenues for the three months and nine months periods ended September 30, 2002 as compared to the comparable periods ended September 30, 2001. See "Results Of Operations Three And Nine Months Ended September 30, 2002 and 2001 - Three Months Ended September 30, 2002 and 2001" and "- Nine Months Ended September 30, 2002 and 2001." The decrease primarily occurred in production messaging services, boundary and hosted email services and legacy fax services. The decline in production messaging services, which include fax, email and telex, resulted from reduced volumes and negotiated price reductions at the time of customer contract renewals for certain of our larger customers and a reduction in revenues from smaller customers. The decrease in hosted email services includes the loss of $0.6 million and $1.2 million for the three and nine month periods ended September 30, 2001, respectively, of hosting revenues from Net2Phone (an arrangement related to the sale of our advertising network to Net2Phone in March
2001). We expect that the declines in revenues from production messaging services and legacy fax services may continue in the future. Our strategy to grow revenues and to mitigate the effects of this decline includes the sale of existing and new services to our large base of existing customers, as well as offering our services to new customers. Among the new services that we intend to offer are our recently introduced trading community enablement services such as Web EDI.

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

Discontinued Operations

In March 2000, the Company formed World.com, Inc. in order to develop the Company's portfolio of domain names into independent web properties and subsequently acquired or formed its subsidiaries Asia.com, Inc. and India.com, Inc., in which World.com was the majority owner. On November 2, 2000, the Company announced its intention to sell all assets not related to its core outsourced messaging business including Asia.com, Inc., India.com, Inc. and its portfolio of domain names. Accordingly, World.com has been reflected as a discontinued operation. During the nine months ended September 30, 2001, the Company recorded a loss of $67.1 million to recognize the loss on discontinued operations. This loss includes a write-down of $52.6 million of assets, primarily goodwill, to net realizable value, operating losses of $12.4 million, severance and related benefits of $1.3 million, and other related cost and expenses including the closure of facilities of $0.8 million.

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

RESULTS OF OPERATIONS THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

Three months ended September 30, 2002 and 2001

Revenues

Revenues for the three months ended September 30, 2002 were $28.0 million, as compared to $36.5 million for the comparable period in 2001. The decrease of $8.5 million primarily occurred in production messaging services ($5.9 million), boundary and hosted email services ($1.4 million) and legacy fax services ($0.8 million). The decline in production messaging services, which includes fax, email and telex, resulted from reduced volumes and negotiated price reductions at the time of customer contract renewals for certain of our larger customers and a reduction in revenues from smaller customers. The decrease in hosted email services includes the loss of hosting revenues from Net2Phone (an arrangement related to the sale of our advertising network to Net2Phone in March 2001), which amounted to $0.6 million in revenues for the third quarter of 2001.

Revenues for the three months ended September 30, 2002 and 2001 consist of revenues from providing information exchange services to businesses and are derived from electronic data interchange services or `EDI;" production messaging services; integrated desktop messaging services; boundary and managed email services; and other services largely consisting of legacy real time fax services.


Cost of Revenues

Cost of revenues for the three months ended September 30, 2002 decreased to $14.0 million and 50% of revenues, as compared to $18.2 million and 50% of revenues for the comparable period in 2001. Cost of revenues consists primarily of costs incurred in the delivery and support of our services, including depreciation of equipment used in our computer systems, the cost of telecommunications services including local access charges, leased network backbone circuit costs and long distance domestic and international termination charges, and personnel costs associated with our systems, databases and graphics. The reduction in cost in 2002 is attributable to the on-going benefit of the cost reduction programs implemented throughout 2001; $0.9 million of reduced charges for network support costs under the Transition Services Agreement with AT&T Corp. (the "TSA") related to the acquired Easylink Services business; and $2.3 million in lower telecommunications costs from negotiated price reductions and from reduced volumes in certain product lines.

Sales and Marketing Expenses

Sales and marketing expenses were $5.6 million for the three months ended September 30, 2002 as compared to $5.4 million for the comparable period in 2001. However, in the 2001 quarter the Company recognized $1.6 million in gains related to favorable advertising and marketing cost settlements as net cost reductions. Without these net cost reductions in 2001, sales and marketing expenses for the 2002 quarter would have decreased by $1.4 million in comparison to 2001 primarily due to a $1.3 million reduction in sales expenses related to the reduction in headcount. Included in sales and marketing expenses are costs related to salaries and commissions for sales, marketing, and business development personnel, marketing consultant services and costs associated with various advertising and promotion campaigns to build our brand.

General and Administrative Expenses

General and administrative expenses were $7.4 million during the three months ended September 30, 2002 as compared to $10.6 million during the comparable period of 2001. The $3.2 million decrease included $0.8 million in reduced charges under the TSA as support for these functions from AT&T ceased by the end of 2001, a $0.6 million decrease in consultant costs mostly related to the customer billing process while salaries and related costs for employees remained approximately the same, $0.3 million in reduced professional fees and a decrease of $0.7 million in our provision for doubtful accounts over the comparable period due to enhanced billing and collection efforts. General and administrative expenses consist primarily of compensation and other employee costs for corporate office functions, customer support and customer billing operations. These costs also include our provision for doubtful accounts and corporate wide overhead expenses.

Product Development Expenses

Product development costs, which consist primarily of personnel and consultants' time and expense to research, conceptualize, and test product launches and enhancements to our products, were $2.0 million for the three months ended September 30, 2002 as compared to $1.8 million in comparable period of 2001. The increase of $0.2 million results from an increase in the number of development staff employed in connection with the Company's plans for the development of new and enhanced Trading Community Enablement Services.

Amortization of Goodwill and Other Intangible Assets

Amortization of intangibles of $1.7 million for the three months ended September 30, 2002 decreased from $12.8 million for the comparable period of 2001. The primary reason for the decrease was the adoption of SFAS No. 142 - "Goodwill and Other Intangible Assets." The standard eliminates goodwill amortization upon adoption and requires an initial assessment for goodwill impairment within six months of adoption and at least annually thereafter. For the three months ended September 30, 2001, goodwill amortization from continuing operations was $10.6 million or $1.14 per share and $0.1 million or $0.01 per share from discontinued operations.

In connection with the adoption of Statement 142 on January 1, 2002, the Company reclassified $3.6 million in net book value associated with assembled workforce to goodwill.

Restructuring Charges

During the three months ended September 30, 2002, restructuring charges of $1.7 million were recorded by the Company in accordance with the provisions of EITF 94-3, and Staff Accounting Bulletin 100. During 2002, the Company's restructuring initiatives are related to the relocation and consolidation of its New Jersey-based office facilities into one location. The relocation process will begin in the first quarter of 2003. The restructuring charges are comprised of net abandonment costs with respect to leases and the write-off of leasehold improvements. No restructuring charges were recorded during the three months ended September 30, 2001.

Gain on Sale of Business

In 2002 we recorded a $0.3 million gain attributable to the sale of our customer contracts for hosted email services (NIMS) on September 20, 2002.

Impairment Charges

During 2001, management performed on-going business reviews and, based on quantitative and qualitative measures, assessed the need to record impairment losses on long-lived assets used in operations when impairment indicators are present.

Where impairment indicators were identified, management determined the amount of the impairment charge by comparing the carrying value of goodwill and other long-lived assets to their fair values. These evaluations of impairments were based upon an achievement of business plan objectives and milestones of each business, the fair value of each ownership interest relative to its carrying value, the financial condition and prospects of the business and other relevant factors. The business plan objectives and milestones that were considered include among others, those related to financial performance, such as achievement of planned financial results and completion of capital raising activities, if any, and those that were not primarily financial in nature, such as launching or enhancements of a web site or product, the hiring of key employees, and the number of messages generated by a customer. Management determined fair value based on the market approach, which included analysis of market price multiples of companies engaged in lines of business similar to the business being evaluated. The market price multiples were selected and applied to the business based on the relative performance, future prospects and risk profile of the business in comparison to the guideline companies. As a result, during management's 2001 quarterly review of the value and periods of amortization of both goodwill and other long-lived assets, it was determined that the carrying value of goodwill and certain other intangible assets were not fully recoverable.

Other Income (Expense), Net

Interest income for the three months ended September 30, 2002 was $28,000 as compared to $125,000 during the comparable period of 2001. The decrease was due to lower cash balances and lower interest rates on temporary investments.

Interest expense was $1.1 million for the three months ended September 30, 2002 as compared to $2.4 million in the comparable period of 2001. The decrease was primarily due to reductions in the total debt balances outstanding during the quarter ended September 30, 2002 as compared to the same quarter in 2001 largely as a result of the debt restructuring that was completed on November 27, 2001. The debt restructuring consisted of the exchange of approximately $63 million of debt and equipment lease obligations for an aggregate of approximately $20 million of restructured notes and obligations in addition to 1.97 million shares of Class A Common Stock and warrants to purchase 1.8 million of Class A Common Stock. In addition, no interest expense is recognized on the restructured notes issued to AT&T and the former shareholder of STI in accordance with FASB Statement No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructuring" (See Note 6 of Notes to the Unaudited Interim Condensed Consolidate Financial Statements).

Gain (Loss) on Debt Restructurings

On July 15, 2002, the Company entered into a transfer and assignment agreement to repurchase a 12% Senior Restructure Note and a restructuring balloon payment in the amount of $0.5 million for $90,000 in cash and 5,415 shares in Class A common stock, valued at approximately $6,000. This transaction was accounted for in accordance with FASB No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings." As a result of this transaction, the Company recorded a $0.4 million gain on the transaction during the three months ended September 30, 2002.

On September 27, 2002, the Company entered into a transaction agreement to repurchase 10% Senior Convertible Notes in the amount of $4.95 million for $495,000. This transaction was accounted for in accordance with FASB
No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings." As a result of this transaction, the Company recorded a $6.2 million gain during the three months ended September 30, 2002 which includes the impact of a $1.7 million reversal of interest previously capitalized in connection with the February 14, 2001 exchange agreement related to such notes.

During the third quarter of 2001, pending the completion of the subsequent debt restructuring, the Company issued $16.3 million of interim notes, bearing interest at a rate of 12% per annum, in exchange for present and future lease obligations in the amount of $15.1 million. These notes were cancelled upon completion of the fourth quarter debt restructuring. This interim transaction resulted in a loss of $1.1 million in accordance with FASB No. 15 (see Note 6).

Discontinued Operations

The 2001 loss from discontinued operations includes the results and other costs related to the Company's discontinued WORLD.com business, including its subsidiaries, Asia.com, Inc. and India.com, Inc. During the three months ended September 30, 2002, there were no losses incurred from the discontinued operations. During the three months ended September 30, 2001, discontinued operations incurred an operating loss of $1.1 million.

Extraordinary Gain

During July 2001, the Company acquired the assets of GN Comtext ("GN") for $1. The excess of fair market value of the assets acquired and the liabilities assumed over the purchase price resulted in negative goodwill of $782,000 which was recognized as an extraordinary gain during the quarter ended September 30, 2001 in accordance with FASB Statement No. 141 (see Note 2).


Nine months ended September 30, 2002 and 2001

Revenues

Revenues for the nine months ended September 30, 2002 were $88.4 million, as compared to $90.1 million for the comparable period in 2001. The decrease of $1.7 million occurred even as revenues from the acquisition of STI, including the EasyLink Services business acquired by STI from AT&T Corp., were included for the full nine month period in 2002 as compared to the shorter 2001 period of February 23, 2001, the date of acquisition, to September 30, 2001. The expected increase in revenues was partially reduced by reduced volumes associated with our production messaging services and negotiated customer price reductions. Also impacting the comparative results were (1) a decrease in advertising revenues of $1.6 million as a result of the sale of our advertising network in March 2001 and (2) the loss of $1.2 million in email hosting revenues resulting from the termination of a hosting arrangement related to the sale of our advertising network.

Revenues for the nine months ended September 30, 2002 and 2001 consist almost entirely of revenues from providing information exchange services to businesses and are derived from electronic data interchange services or `EDI;" production messaging services; integrated desktop messaging services; boundary and managed email services; and other services largely consisting of legacy real time fax services. In the 2001 period, $1.6 million or 2% of revenues were from the advertising network.

Cost of Revenues

Cost of revenues for the nine months ended September 30, 2002 decreased to $44.2 million as compared to $58.4 million for the comparable period in 2001. The decreased cost resulted in a gross profit of 50% in the 2002 period, representing an improvement of 14.8 percentage points over the comparable 2001 period results of 35.2%. Cost of revenues consists primarily of costs incurred in the delivery and support of our services, including depreciation of equipment used in our computer systems, the cost of telecommunications services including local access charges, leased network backbone circuit costs and long distance domestic and international termination charges, and personnel costs associated with our systems, databases and graphics. The reduction in cost in 2002, both in total amount and as a percentage of revenues, and the increase in gross profit percentage, is attributable to the increase in higher margin revenues from the STI acquisition, including the EasyLink Services business, the on-going benefit of cost reduction programs implemented throughout 2001; $3.0 million of reduced charges for network support under the TSA; $6.0 million in lower depreciation charges; negotiated cost reductions in certain telecommunications services; and the elimination of $2.0 million of advertising costs associated with our advertising network business that was sold on March 30, 2001.

Sales and Marketing Expenses

Sales and marketing expenses were $16.2 million for the nine months ended September 30, 2002 as compared to $23.5 million for the comparable period in 2001. However, in the 2001 quarter the Company recognized $1.6 million in gains related to favorable advertising and marketing cost settlements as net cost reductions. Without these net cost reductions in 2001, sales and marketing expenses for the nine months ended September 30, 2002 would have decreased in comparison to 2001 by $8.9 million. This decrease was primarily due to eliminating $4.1 million in costs associated with our advertising network business that was sold on March 31, 2001; $3.0 million in reduced sales expenses; and $0.7 million in reduced advertising spending. Included in this category are costs related to salaries and commissions for sales, marketing, and business development personnel and costs associated with various advertising campaigns mostly in 2001 to build our brand.

General and Administrative Expenses

General and administrative expenses were $21.8 million during the nine months ended September 30, 2002 as compared to $31.8 million during the comparable period of 2001. The $10.0 million decrease was primarily attributable to $3.3 million in reduced charges under the TSA as support for these functions from AT&T ceased in 2001, $2.1 million in reduced costs for consultants without a corresponding increase in salaries and related costs, the reversal of $0.6 million of prior years' accrued employee cash bonuses in 2002 and a decrease of $1.3 million in our provision for doubtful accounts over the comparable period due to enhanced billing and collection efforts. General and administrative expenses consist primarily of compensation and other employee costs for corporate office functions, customer support and customer billing operations. These costs also include our provision for doubtful accounts and corporate wide overhead expenses.

Product Development Expenses

Product development costs, which consist primarily of personnel and consultants' time and expense to research, conceptualize, and test product launches and enhancements to our products, were $5.3 million for the nine months ended September 30, 2002 as compared to $7.5 million in comparable period of 2001. The prior year's costs were significantly higher as the first quarter of 2001 included the development expenses related to our advertising network, which we sold on March 31, 2001, and we utilized consultants to a greater degree during 2001.

Amortization of Goodwill and Other Intangible Assets

Amortization of intangibles of $5.1 million for the nine months ended September 30, 2002 decreased from $37.9 million for the comparable period of 2001. The primary reason for the decrease was the adoption of SFAS No. 142 - "Goodwill and Other Intangible Assets." The standard eliminates goodwill amortization upon adoption and requires an initial assessment for goodwill impairment within six months of adoption and at least annually thereafter. For the nine months ended September 30, 2001, goodwill amortization from continuing operations was $32.2 million or $3.85 per share and $3.8 million or $0.45 per share from discontinued operations.

In connection with the adoption of Statement 142 on January 1, 2002, the Company reclassified $3.6 million in net book value associated with assembled workforce to goodwill.

Restructuring Charges

During the nine months ended September 30, 2002 and 2001, restructuring charges of $1.7 million and $25.3 million, respectively, were recorded by the Company in accordance with the provisions of EITF 94-3, and Staff Accounting Bulletin 100. During 2002, the Company's restructuring initiatives are related to the relocation and consolidation of its New Jersey-based office facilities into one location. The relocation process will begin in the first quarter of 2003. The restructuring charges are comprised of net abandonment costs with respect to leases and the write-off of leasehold improvements. During 2001, the Company's restructuring initiatives were related to our strategic decisions to exit the consumer messaging business and to focus on the Company's business messaging services.

(Gain) Loss on Sale of Businesses

In 2002, we recorded a $0.3 million gain attributable to the sale of our customer contracts for hosted email services (NIMS) on September 20, 2002. In 2001, we recorded a $2.3 million loss attributable to the sale of our advertising network, which was sold on March 30, 2001.

Impairment Charges

During 2001, management performed on-going business reviews and, based on quantitative and qualitative measures, assessed the need to record impairment losses on long-lived assets used in operations when impairment indicators are present.

Where impairment indicators were identified, management determined the amount of the impairment charge by comparing the carrying value of goodwill and other long-lived assets to their fair values. These evaluations of impairments were based upon an achievement of business plan objectives and milestones of each business, the fair value of each ownership interest relative to its carrying value, the financial condition and prospects of the business and other relevant factors. The business plan objectives and milestones that were considered include among others, those related to financial performance, such as achievement of planned financial results and completion of capital raising activities, if any, and those that were not primarily financial in nature, such as launching or enhancements of a web site or product, the hiring of key employees, and the number of messages generated by a customer. Management determined fair value based on the market approach, which included analysis of market price multiples of companies engaged in lines of business similar to the business being evaluated. The market price multiples were selected and applied to the business based on the relative performance, future prospects and risk profile of the business in comparison to the guideline companies. As a result, during management's 2001 quarterly review of the value and periods of amortization of both goodwill and other long-lived assets, it was determined that the carrying value of goodwill and certain other intangible assets were not fully recoverable.

Other Income (Expense), Net

Interest income for the nine months ended September 30, 2002 was $175,000 as compared to $488,000 during the comparable period of 2001. The decrease was due to lower cash balances and lower interest rates on temporary investments.

Interest expense was $3.7 million for the nine months ended September 30, 2002 as compared to $8.0 million in the comparable period of 2001. The decrease was primarily due to reductions in the total debt balances outstanding during the 2002 period as compared to the same period in 2001 as a result of the exchange transactions and debt restructuring completed in the latter half of 2001 as previously described. In addtion, no interest expense is recognized on the notes issued in connection with the exchange transactions or on the restructured notes issued to AT&T and the former shareholder of STI in accordance with FASB Statement No. 15 "Accounting by Debtors and Creditors for Troublred Debt Restructurings" (See Note 6 to the Unaudited Interim Condensed Consolidated Financial Statements).

Gain (Loss) on Debt Restructurings

2002 Transactions

On July 15, 2002, the Company entered into a transfer and assignment agreement to repurchase a 12% Senior Restructure Note and a restructuring balloon payment in the amount of $0.5 million for $90,000 in cash and 5,415 shares in Class A common stock, valued at approximately $6,000. This transaction was accounted for in accordance with FASB No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings." As a result of this transaction, the Company recorded a $0.4 million gain during the three months ended September 30, 2002.

On September 27, 2002, the Company entered into a transaction agreement to repurchase 10% Senior Convertible Notes in the amount of $4.95 million for $495,000. This transaction was accounted for in accordance with FASB No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings." As a result of this transaction, the Company recorded a $6.2 million gain during the nine months ended September 30, 2002 which includes the impact of a $1.7 million reversal of interest previously capitalized in connection with the February 14, 2001 exchange agreement related to such notes.

2001 Transactions

On March 28, 2001, we completed the issuance of $23,840,250 principal amount of 10% Senior Convertible Notes ("Exchange Notes") in exchange for the cancellation of $75,905,000 principal amount of 7% Convertible Subordinated Notes (the "Notes"). In addition, on June 12, 2001, we completed the issuance of 142,071 shares of Class A common stock in exchange for the cancellation of $2,531,250 principal amount of 10% Senior Convertible Notes. The above exchange transactions have been accounted for in accordance with Financial Accounting Standards Board Statement No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings." As a result of these exchanges, we recorded $40.4 million of gains on the exchange of convertible notes during the nine months ended September 30, 2001 (see Note 6).

During the third quarter of 2001, pending the completion of the subsequent debt restructuring, the Company issued $16.3 million of interim notes, bearing interest at a rate of 12% per annum, in exchange for present and future lease obligations in the amount of $15.1 million. These notes were cancelled upon completion of the fourth quarter debt restructuring. This interim transaction resulted in a loss of $1.1 million in accordance with FASB No. 15 (see Note 6).

Impairment of Investments

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

Loss from Continuing Operations

Loss from continuing operations for the nine months ended September 30, 2002 of $2.2 million was favorably impacted by a net release of $1.7 million in accrued expenses during the second quarter of 2002 resulting from the decision not to pay prior year cash bonuses in 2002.

Discontinued Operations

The loss from discontinued operations includes the results and other costs related to the Company's discontinued WORLD.com business, including its subsidiaries, Asia.com, Inc. and India.com, Inc. During the nine months ended September 30, 2002, there were no losses incurred from the discontinued operations. During the nine months ended September 30, 2001, the $67.1 million loss from discontinued operations included a write-down of $52.6 million of assets, primarily goodwill, to net realizable value, operating losses of $12.4 million, severance and related benefits of $1.3 million and other related costs and expenses including the closure of facilities of $0.8 million.

Extraordinary Gain

During July 2001, the Company acquired the assets of GN Comtext ("GN") for $1. The excess of fair market value of the assets acquired and the liabilities assumed over the purchase price resulted in negative goodwill of $782,000 which was recognized as an extraordinary gain during the quarter ended September 30, 2001 in accordance with FASB Statement No. 141 (see Note 2).

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

Net cash provided by operating activities was $0.2 million for the nine months ended September 30, 2002 as compared to net cash used in operating activities of $7.8 million for the nine months ended September 30, 2001.

Net cash used in investing activities was $2.0 million for the nine months ended September 30, 2002 as compared to net cash provided by investing activities of $0.5 million for the nine months ended September 30, 2001. In 2002, $2.3 million of cash was used for the purchases of equipment offset by $0.3 million in proceeds from the sale of a business. In 2001, net cash provided by investing activities consisted of $6.6 million in proceeds received from the sale of the ad network, eLong.com, Inc. and investments and $12.5 million in proceeds from the sales and maturities of marketable securities, net of $15.3 million for acquisitions and $3.3 million for purchases of intangible assets and equipment.

Net cash used in financing activities was $1.8 million for the nine months ended September 30, 2002 as compared to cash provided by these activities of $12.1 million for the nine months ended September 30, 2001. During the nine months ended September 30, 2002, we made $0.5 million in payments against capital lease obligations, $0.9 million in interest payments on restructured notes and $0.7 million in principal payments on notes payable. Included within the $0.7 million in principal payments on notes payable is $0.6 million of payments extinguishing $7.1million of debt and capitalized interest (see Note 6). During the nine months ended September 30, 2001, we received $14.1 million from the issuance of senior convertible notes, $3.3 million from the issuance of our Class A Common Stock, $1.1 million from a loan offset by $4.2 million in payments under capital lease obligations and $2.2 million of principal payments on notes payable.

At September 30, 2002, we had $9.3 million of cash and cash equivalents. Our principal commitments consist of $24.1 million in subordinated convertible notes due in 2005; $31.1 million in senior convertible notes due in 2006; $18.7 million of 12% restructured notes payable due in quarterly installments beginning in June 2003; and obligations under capital leases and commitments for telecommunications services. During 2003, we will be required to pay approximately $4.7 in interest payments on our existing debt, and, commencing June 2003, approximately $4.2 million of principal payments. For the years ended December 31, 2001 and 2000, we received a report from our independent accountants containing an explanatory paragraph stating that we suffered recurring losses from operations since inception and have a working capital deficiency that raise substantial doubt about our ability to continue as a going concern. We incurred a net loss of $2.2 million during the nine months ended September 30, 2002, and have an accumulated deficit of $515.6 million as of September 30, 2002. The Company will need additional financing or will need to generate additional cash flow or will need to restructure some or all of its debt service requirements in order to meet cash requirements for its operations and to service its debt and other obligations. If we are unable to raise additional financing, generate sufficient cash flow, or otherwise restructure our debt service obligations we may be unable to continue as a going concern.

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

In April 2002, Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("Statement 145") was issued. FASB Statement No. 4 required all gains and losses from the extinguishment of debt to be reported as extraordinary items and Statement No. 64 related to the same matter. Statement 145 requires gains and losses from certain debt extinguishment to not be reported as extraordinary items when the use of debt extinguishment is part of the risk management strategy. Statement 44 was issued to establish transitional requirements for motor carriers relative to intangible assets. Those transitions are completed, therefore Statement 44 is no longer necessary. Statement 145 also amends Statement No. 13 requiring sale-leaseback accounting for certain lease modifications. Statement 145 is effective for fiscal years beginning after May 15, 2002. The provisions relating to sale-leaseback are effective for transactions after May 15, 2002. The Company adopted Statement 145 effective July 1, 2002. The adoption of this Statement resulted in gains from debt restructuring and extinguishments of debt that were previously recorded as extraordinary being reclassified as operating activities. During the quarter ended September 30, 2002, the gains from extinguishment of debt were recorded as part of continuing operations in accordance with Statement 145. The following sets forth the impact of the reclassifications on the income (loss) from continuing operations and earnings per share from continuing operations:

                                                                       2002                                    2001
                                                            ----------------------------        ------------------------------
                                                               Q3        Q2         Q1             Q3         Q2         Q1

Loss from continuing operations - pre FAS 145               $(4,800)  $(1,279)   $(2,652)       $(14,329)  $(48,225)  $(53,855)

Extraordinary gain (loss) reclassified to:
   Gain (loss) on debt restructuring                         $6,558    $  -        $  -          $(1,116)    $1,079    $39,349

Income (loss) from continuing operations - post FAS 145      $1,758   $(1,279)   $(2,652)       $(15,445)  $(47,146)  $(14,506)

Loss per share from continuing operations - pre FAS 145      $(0.28)   $(0.08)    $(0.16)         $(1.54)    $(5.48)    $(7.64)

Income (loss) per share from continuing operations
- post FAS 145                                                $0.10    $(0.08)    $(0.16)         $(1.66)    $(5.36)    $(2.06)

Change in income (loss) per share on continuing operations    $0.38      $  -       $  -          $(0.12)     $0.12      $5.58

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

We have not achieved profitability in any period, and we may not be able to achieve or sustain profitability. We incurred a net loss of $2.2 million for the nine months ended September 30, 2002 and $206.3 million for the year ended December 31, 2001. We had an accumulated deficit of $515.6 million as of September 30, 2002. We intend to expand our sales and marketing operations, upgrade and enhance our technology, continue our international expansion, and improve and expand our management information and other internal systems. We intend to continue to make strategic acquisitions and investments, which may result in significant amortization of intangibles and other expenses or a later impairment charge arising out of the write-off of goodwill booked as a result of such acquisitions or investments. We are making these expenditures in anticipation of higher revenues, but there will be a delay in realizing higher revenues even if we are successful. We have experienced declining revenues in the three and nine months periods ended September 30, 2002 as compared to the comparable periods ended September 30, 2001. See Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations. If we do not succeed in substantially increasing our revenues or integrating the EasyLink Services and Swift businesses with our historical business, our losses may continue.

If we are unable to raise necessary capital in the future, we may be unable to invest in the growth of our business or fund necessary expenditures.

We may need to raise additional capital in the future.

See -"Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." At September 30, 2002, we had $9.3 million of cash, cash equivalents and marketable securities. Our principal commitments consist of subordinated convertible notes, senior convertible notes, notes payable, obligations under capital leases, accounts payable and other current obligations, commitments for capital expenditures and commitments for telecommunications services. For each of the years ended December 31, 2001 and 2000, we received a report from our independent accountants containing an explanatory paragraph stating that we suffered recurring losses from operations since inception and have a working capital deficiency that raise substantial doubt about our ability to continue as a going concern. We may need additional financing to invest in the growth of our business and to pay other obligations, and the availability of such financing when needed, on terms acceptable to us, or at all, is uncertain. See "Risk Factors - We May Be Unable to Pay Debt Service on Our Indebtedness for Money Borrowed and Other Obligations." If we are unable to raise additional financing, generate sufficient cash flow or restructure our debt obligations before they become due and payable, we may be unable to continue as a going concern.

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

As of September 30, 2002, we had approximately $87 million of outstanding indebtedness for borrowed money, including $10.7 million of capitalized future interest, and capital leases. We may incur substantial additional indebtedness in the future. The level of our indebtedness, among other things, could (1) make it difficult for us to make payments on our indebtedness, (2) make it difficult to obtain any necessary financing in the future for working capital, capital expenditures, debt service requirements or other purposes, (3) limit our flexibility in planning for, or reacting to changes in, our business, and (4) make us more vulnerable in the event of a downturn in our business.

We may be unable to pay debt service on our indebtedness for money borrowed and other obligations.

We had an operating loss and negative cash flow for the nine months ended September 30, 2002. In addition, we have a substantial amount of outstanding accounts payable and other obligations. Accordingly, cash generated by our operations would have been insufficient to pay the amount of interest payable annually on our outstanding indebtedness or to pay our other obligations. We cannot assure you that we will be able to pay interest and other amounts due on our outstanding indebtedness, or our other obligations, on the scheduled dates or at all. If our cash flow and cash balances are inadequate to meet our obligations, we could face substantial liquidity problems. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments, or if we otherwise fail to comply with any covenants in our indebtedness, we would be in default under these obligations, which would permit these lenders to accelerate the maturity of the obligations and could cause defaults under our indebtedness. Any such default could have a material adverse effect on our business, results of operations and financial condition. We cannot assure you that we would be able to repay amounts due on our indebtedness if payment of the indebtedness were accelerated following the occurrence of an event of default under, or certain other events specified in, the agreements governing our outstanding indebtedness and capital leases, including any deemed sale of all or substantially all of our assets.

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

Gerald Gorman and George Abi Zeid collectively held as of October 31, 2002 approximately 48.7% of the total outstanding voting power of EasyLink and will likely be able to prevent a change of control.

Gerald Gorman, our Chairman, held as of October 31, 2002 Class A and Class B common stock representing approximately 39.4% of the voting power of our outstanding common stock. Each share of Class B common stock entitles the holder to 10 votes on any matter submitted to the stockholders. George Abi Zeid, our President-International Operations and Director, beneficially owned as of October 31, 2002 Class A common stock representing approximately 9.3% of the voting power of our outstanding common stock and, after giving effect to the issuance of shares issuable upon conversion or exercise of convertible securities and warrants held by Mr. Abi Zeid, approximately 11.2% of such voting power. Based on their voting power as of October 31, 2002, Mr. Gorman and Mr. Abi Zeid will effectively be able to determine the outcome of all matters requiring stockholder approval, including the election of directors, amendment of our charter and approval of significant corporate transactions. Mr. Gorman and Mr. Abi Zeid will likely be in a position to prevent a change in control of EasyLink even if the other stockholders were in favor of the transaction.

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

Sales of a substantial number of shares of our common stock in the public market could cause the market price of our Class A common stock to decline. As of October 31, 2002, we had an aggregate of 16,935,526 shares of Class A and Class B common stock outstanding. As of October 31, 2002 we had options to purchase approximately 2.9 million shares of Class A common stock outstanding. As of October 31, 2002, we had warrants to purchase approximately 1.84 million shares of Class A common stock outstanding. As of October 31, 2002, we had approximately 4.4 million shares of Class A common stock issuable upon conversion of outstanding senior convertible notes and an indeterminate number of additional shares of Class A common stock issuable over five years in payment of interest on such senior notes. In addition, we had 127,151 shares of Class A common stock issuable upon conversion of our remaining outstanding 7% Convertible Subordinated Notes due 2005 at an exercise price of $189.50 per share.

As of October 31, 2002, approximately 12.8 million shares of Class A common stock and Class B common stock were freely tradable, in some cases subject to the volume and manner of sale limitations contained in Rule 144. As of such date, approximately 4.1 million shares of Class A common stock will become available for sale at various later dates upon the expiration of one-year holding periods or upon the expiration of any other applicable restrictions on resale. We are likely to issue large amounts of additional Class A common stock, which may also be sold and which could adversely affect the price of our stock.

As of October 31, 2002, the holders of approximately 6.3 million shares of outstanding Class A common stock, the holders of approximately 1.8 million shares of Class A common stock issuable upon exercise of our outstanding warrants and the holders of approximately 5.7 million shares of Class A common stock issuable upon conversion of our outstanding senior or subordinated convertible notes and issuable in payment of interest over the first 18 months after the date of issuance on our senior convertible notes, had the right, subject to various conditions, to require us to file registration statements covering their shares, or to include their shares in registration statements that we may file for ourselves or for other stockholders. By exercising their registration rights and selling a large number of shares, these holders could cause the price of the Class A common stock to fall. An undetermined number of these shares have been sold publicly pursuant to Rule 144.

Our Class A common stock may be subject to delisting from the Nasdaq National Market.

Our Class A common stock faces potential delisting from the Nasdaq National Market which could hurt the liquidity of our Class A common stock. We may be unable to comply with the standards for continued listing on the Nasdaq National Market. These standards require, among other things, that our Class A common stock have a minimum bid price of either $1 or $3. Specifically, an issuer will be considered non-compliant with the minimum bid price requirement only if it fails to satisfy the applicable requirement for any 30 consecutive trading day period following January 1, 2002. It would then be afforded a 90 calendar day grace period in which to regain compliance. If we do not comply with the $3 minimum bid price, but we do comply with the $1 minimum bid price, then we must comply with certain other standards, including a $10 million minimum stockholders' equity requirement. The minimum bid price of our stock was below $1 during various periods in the fourth quarter of 2000 and the first quarter of 2001 and was below $1 during the period from March 14, 2001 through January 22, 2002. On January 23, 2002, we effected a ten-for-one reverse stock split. Since the time of our reverse stock split, our stock price was also below $1.00 during the period from July 10, 2002 through July 26, 2002 and from July 30, 2002 through August 16, 2002.

In addition, the listing standards require that we maintain compliance with various other standards, including market capitalization or total assets and total revenue, number of publicly held shares, which are shares held by persons who are not officers, directors or beneficial owners of 10% of our outstanding shares, and market value of publicly held shares. We are also required to maintain at least 3 independent directors on our board to satisfy the Nasdaq's audit committee requirements. As a result of the resignation of Mr. Donaldson from our Board of Directors, we will need to appoint a qualified independent director in order to be in compliance with this requirement. Nasdaq has granted the Company a 90-day extension until February 11, 2003 to regain compliance with the independent director requirement. If we are unable to find a suitable candidate by February 11, 2003, we may be subject to delisting.

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

Item 4: Controls and Procedures

         Based upon their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a - 14(c) and 15d -14(c) of the Securities Exchange Act of 1934, as amended) as of September 30, 2002, Thomas Murawski, Chief Executive Officer, and Debra McClister, Chief Financial Officer, concluded that these disclosure controls and procedures were effective as of September 30, 2002.

         There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls after September 30, 2002.

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

Item 2: Changes in Securities and Use of Proceeds

Recent Sales of Unregistered Securities

On July 15, August 15, and September 17, 2002, we issued 34,458, 40,396 and 21,407 shares, respectively, of Class A common stock to employees at an exercise price of $0.85, $0.86 and $1.80, respectively, per share representing the Company's matching contribution to its 401(k) plan.

On July 15 and September 1, 2002, we issued 92,574 and 110,179 shares, respectively, of Class A common stock valued at approximately $0.2 million as payment for interest in lieu of cash.

The issuance of shares representing matching contributions to the Company's 401(k) plan was not subject to the registration requirements of the Securities Act of 1933, as amended (the "Act"), because the issuance of the shares was not voluntary and contributory on the part of employees. The other issuances were exempt from such registration requirements based on the exemption provided under
Section 4(2) of the Act. Such shares were issued in transactions not involving a public offering to investors capable of evaluating the merits and risks of the investment and not in need of the protections afforded by registration under the Act.


Item 5: Other Information

         William Donaldson, a member of the Board of Directors of the Company, resigned from the Board of Directors as of November 12, 2002 for personal reasons.


Item 6: Exhibits and Reports on Form 8-K

The following exhibits are filed as part of this report:

(10) Employment Agreement between EasyLink Services Corporation and Gerald Gorman dated November 12, 2002.


Reports on Form 8-K - EasyLink Services Corporation filed the following reports on Form 8-K during the three months ended September 30, 2002:

Report on Form 8-K filed on August 26, 2002 announcing that Jack Kuehler, a member of the Board of Directors of EasyLink Services Corporation, resigned as a director of EasyLink for personal reasons. The resignation became effective September 30, 2002.

ITEM 7

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereto duly authorized.

EasyLink Services Corporation

           /s/ DEBRA L. MCCLISTER
           -------------------------------
           Executive Vice President and
           Chief Financial Officer

November 14, 2002

Certifications

I, Thomas Murawski, certify that:

1. I have reviewed this quarterly report on Form 10-Q of EasyLink Services Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

                                            By /s/ Thomas Murawski
                                               ----------------------
                                            Thomas Murawski
                                            Chief Executive Officer

I, Debra McClister, certify that:

1. I have reviewed this quarterly report on Form 10-Q of EasyLink Services Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

                                            By /s/ Debra McClister
                                               ----------------------
                                            Debra McClister
                                            Chief Financial Officer

                                    Exhibits


(10) Employment Agreement between EasyLink Services Corporation and Gerald Gorman dated November 12, 2002.