Form 10-K
period 2002-12-31
EASYLINK SERVICES CORP
filed 2003-03-31
CIK 1081661

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

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
    (State or other jurisdiction           (I.R.S. Employer Identification No.)
 of incorporation or organization)

                   33 Knightsbridge Road, Piscataway, NJ 08854
               (Address of Principal Executive Office) (Zip Code)

                                 (732) 652-3500
               (Registrant's Telephone Number Including Area Code)

                      399 Thornall Street, Edison, NJ 08837
              (Former name, former address and former fiscal year,
                          if changed from last report)

Securities registered pursuant to Section 12(b) of the Act:

        Title of Each Class          Name of Exchange on Which Registered
        -------------------          ------------------------------------
None.

        Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class                  Name of Exchange on Which Registered
-------------------                  ------------------------------------
Class A Common Stock, $0.01 par value   NASDAQ National Market

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements Incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2002 was $16,267,900.

Indicate the number of outstanding shares of each of the registrants' classes of common stock as of February 28, 2003: Class A Common Stock, 16,316,802 shares; and Class B Common Stock, 1,000,000 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2002 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

Form 10-K Index

Item No.                                                                                                           Page No.
Part I

1.  Business.......................................................................................................       3
2.  Properties.....................................................................................................      19
3.  Legal Proceedings..............................................................................................      19
4.  Submission of Matters to a Vote of Security Holders............................................................      20

Part II

5.  Market for Registrant's Common Equity and Related Stockholder Matters..........................................      21
6.  Consolidated Selected Financial Data ..........................................................................      21
7.  Management's Discussion and Analysis of Financial Condition and Results of Operations..........................      22
7A. Quantitative and Qualitative Disclosures About Market Risk.....................................................      36
8.  Consolidated Financial Statements and Supplementary Data ......................................................      37
9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ..........................      81

Part III

The information required by Items 10 through 13 in this part is omitted pursuant to Instruction G of Form 10-K. This information will be included in an amendment to this Form 10-K or a definitive Proxy Statement, pursuant to Regulation 14A, to be filed not later than 120 days after December 31, 2002.

14. Controls and Procedures........................................................................................      82

Part IV

15. Exhibits, Financial Statement Schedules and Reports on Form 8-K................................................      82

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

(b) Reports on Form 8-K

Signatures

Certifications

Exhibits

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

Unless otherwise indicated or the context otherwise requires, all references to "we", "us", "our", "EasyLink", "Easylink Services" and similar terms refer to EasyLink Services Corporation and its direct and indirect subsidiaries.

Item 1   Business

Company Overview

EasyLink Services Corporation is a provider of services that facilitate the electronic exchange of information between enterprises, their trading communities and their customers. On an average business day we handle over 800,000 transactions that are integral to the movement of money, materials, products and people in the global economy such as insurance claims, trade and travel confirmations, purchase orders, invoices, shipping notices and funds transfers, among many others.

We offer our services to thousands of business customers worldwide including the majority of the Fortune 500. Our strategy is to expand our position in the transaction delivery segment of the electronic commerce market and to begin to offer to our large customer base related transaction management services that automate more components of our customers' business processes.

We believe that growth of the transaction delivery and related transaction management services segment will result from continued strong investment in e-commerce systems. These systems generate transactions requiring delivery of information to or management of information among a wide range of partners and customers. The resulting exchanges of information will occur across an increasingly complex array of disparate networks, marketplaces, systems, technologies and locations. We believe that third-party providers of transaction delivery and transaction management services can substantially reduce the complexity and cost of operating in this environment. Transaction delivery and transaction management services will provide substantial benefits to businesses by migrating people-intensive and paper-based processes to electronic transaction delivery and management services. We expect that businesses will achieve these benefits by improving inventory turnover, accelerating the collection of receivables, automating manual processes, optimizing purchasing practices and reducing waste and overhead costs.

We believe enterprises use EasyLink's transaction delivery services to reduce the complexity, cost and time associated with deploying and managing networks to conduct business electronically within all or a part of their trading and customer communities. For example, we help automate the collection and processing of claims information for several of the world's largest insurance companies. Also, thousands of companies of all sizes use our services to streamline the routing and delivery of purchase orders to and from members of their trading communities. Our customers take advantage of our ability to accept a transaction in just about any form and from virtually any environment in which enterprise transactions originate, and deliver it in just about any form to virtually any other environment, replacing slow, costly, people- and paper-intensive methods that are in wide use today. We also currently provide virus protection, unsolicited e-mail or spam control and content filtering services that protect a customer's e-mail system from messages before they enter or leave the corporate network. We derive revenue from license fees, monthly per-user fees, per-message charges, per-page charges, per-minute charges, per-character set charges and consulting fees.

Typically, our services extend the capabilities and geographic reach of a customer's e-commerce system. By using our services, a customer can exchange information in a reliable and secure manner and with the flexibility to adapt to the diversity of e-commerce systems and applications in use. Our transaction delivery services provide a broad range of strong capabilities to enterprises, including the ability to:

- gain access to and use our services through a variety of commonly used enterprise e-commerce application interfaces: SAP, Oracle, PeopleSoft, Web sites, electronic data interchange or EDI systems and others, running on computer systems from mainframe to desktop PC to handheld computer systems;

- send and receive and transform information using alternative message types: e-mail, EDI, fax, telex, hard copy;

-        connect to our network through the methods in common use today:
         Internet, dedicated or leased lines, frame relay, virtual private network or VPN and secure dial-up across a phone line;

-        deliver information securely using a variety of security protocols:
         IP-SEC; SSL, HTTPS, RSA, S/MIME, PGP and non-repudiation/delivery confirmation capabilities. EasyLink plays the role of a trusted third-party in control of a message from transmission to delivery;

- exchange information with other computer networks using a broad range of communication protocols that computer networks use to exchange information: HTTP, SMTP, TCP/IP, FTP, UNIX/UUCP, Telnet, X.400, IBM proprietary; and

- exchange information in over 200 document types or formats, including EDI, HTML, XML, PDF, TIFF.

Through the ongoing development and introduction of new transaction delivery and management services, we plan to continue to build upon the substantial customer base, technology and servicing assets we brought together during 2001. We are building these capabilities to increase the accessibility, security, data translation and document transformation capabilities of our network.

Our Business Services

We offer a range of transaction delivery and other services to a customer base composed primarily of business enterprises. The following chart describes our major service offerings:

               Service                                     Description
Transaction Delivery Services:

EDI Services:

EasyLink EDI Service                         EasyLink EDI (Electronic Data Interchange) Service is a transaction delivery service that allows our customers to manage the electronic exchange of business documents (such as purchase orders and invoices among others) using standardized formats such as ANSI X.12 and UN-EDIFACT without human intervention. The
                                             EasyLink EDI Service offers businesses all the key elements needed for traditional EDI implementation including network, design, systems, software and implementation support.

EasyLink IP-EDI Service                      The EasyLink IP(Internet Protocol)- EDI Service is a transaction delivery service that provides Internet access to EDI, enabling small to medium sized enterprises to trade with their major partners in a more cost-effective and easier to implement manner.

Production Messaging Services:

EasyLink Production Messaging Service        EasyLink Production Messaging Service is a transaction delivery service that allows our Messaging Service customers to deliver high volumes of mission-critical documents such as invoices, purchase orders, shipping notices, insurance claims or bank wire transfers from virtually any enterprise environment to global business partners through various non-EDI message delivery modes including e-mail, Fax, Telex, and postal delivery.

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

Transaction Management Services

EasyLink Trading Community Enablement        EasyLink Trading Community Enablement and Management Services are a family of
& Management Services                        Transaction Management offerings that facilitate business transactions between large enterprises and small- to mid-sized companies in their trading communities, significantly increasing the number of companies with whom they conduct business electronically. The service family currently includes:

                                             EasyLink Web EDI Service - an intelligent, browser-based data entry interface for trading partners to easily and efficiently exchange business documents electronically.

                                             EasyLink EDI Testing & Certification Service - a service specifically designed to help large companies or "hubs" validate their trading partners' or "spokes'"
                                             existing transaction capabilities in order to comply with the "hubs'" existing
                                             EDI implementation guidelines.

                                             EasyLink File Integration Service - enables small- to mid-sized businesses to exchange high volumes of transaction data with large trading partners simply by sending documents in formats such as Microsoft Excel to EasyLink, which transforms and delivers them in Electronic Data Interchange (EDI), Extensible
                                             Markup Language (XML) or similar formats used by larger enterprises.

EasyLink Document Capture and
Management Services                          EasyLink Document Capture and Management Services are a family of Transaction
                                             Management offerings that significantly reduce the time and expense associated with receiving and processing transactions that originate on paper forms by digitally converting them into usable data that can be processed directly by enterprise systems such as production servers, workflow solutions, and databases. The service family currently includes:

                                             EasyLink Fax to E-mail Plus Service is an enhanced version of Fax to E-mail service with the ability to route an inbound message based on the information contained in the faxed document rather than just to the single e-mail address associated with the inbound fax number.

                                             EasyLink's Fax to Database service creates database records that combine the received image with associated document information that is captured and verified from predefined fields within the image. Database records are can be exported to customer systems or hosted by EasyLink.

                                             EasyLink Fax to Data Service is an automated data entry capability which captures information on a received form, verifies it with human operators, and then converts the information into a 'live' data format such as EDI or XML. This data is then exported to customer production systems through various methods.

                                             EasyLink Data Conversion Service enables companies to exchange data in different data types, formats and structures. This bi-directional service enables customers to use one consistent data format and to communicate with many other companies which require different data formats. EasyLink supports over 100 data formats which include XML, EDI, text file, CSV, Excel and other commonly used proprietary formats.

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

We have also begun to offer in international markets email notification, interactive conferencing and interactive voice notification services. We provide these services under EasyLink's brand name through third-party providers.

Revenues

We derive revenues primarily from monthly per-message and usage-based charges for our transaction delivery services; and monthly per-user or per-message fees for virus protection, spam control and content filtering services and license.

Our transaction delivery services generate revenue in a number of different ways. We charge our EDI customers per message. Customers of our production messaging services and transaction management services pay consulting fees based upon the level of integration work and set-up requirements plus per-page or per-minute usage charges, depending on the delivery method, for all messages successfully delivered by our network. Customers who purchase our integrated desktop messaging services pay initial site license fees based on the number of user seats being deployed plus per page usage charges for all faxes successfully delivered by our network.

For our virus protection, spam and content filtering services, we charge customers either a monthly fee per user or per message charges.

Worldwide Sales and Marketing

Our primary marketing objectives are to:

-        promote higher usage of all services in all segments;

-        retain, cross-sell and upsell our existing customer base;

-        grow our customer and distribution base; and

-        build our brand.

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

Technology

EasyLink Transaction Delivery Services Network

The EasyLink transaction delivery services network is a distributed, managed Internet Protocol (IP)-based global network that supports all of our transaction delivery services (EDI and production messaging). The EasyLink Services distributed message network is built upon a combination of highly reliable message switching computer systems dispersed around the world. We strive to operate our message systems operate at 99.5% availability. This high availability ensures continuous reliability for EasyLink Services customer's business critical applications. The message switching systems currently operate with substantial unused computer capacity. This enables EasyLink Services to meet its transaction delivery volume growth objectives without the need for additional capacity investment.

The message switching systems are located at various operational centers in the United States as well as in the United Kingdom. The operational centers are located in major metropolitan centers with easy access to major network providers such as AT&T. This enables EasyLink Services to easily address facility growth. It also allows efficient access to EasyLink Services' major customers and potential markets. All of the EasyLink Services operational centers are secured with continuous power supply. As part of our acquisition of the EasyLink messaging services business, message switches for the transaction delivery network relating to this business are located at an AT&T site. EasyLink Services plans to relocate the message switches to EasyLink Services sites within the next two years.

The EasyLink Services messaging nodes are connected by a managed IP-based backbone. The IP backbone is constantly monitored by EasyLink Services operational centers. This allows for diverse routing and efficient management of volumes so that customers do not experience delays in the routing of messages. If a remote node does experience a problem, messages for many of our services can be re-routed to prevent delays in transaction delivery. EasyLink Services maintains firewalls to prevent unsolicited intrusions from the Internet. Any unauthorized attempt is tracked and investigated. The constant monitoring of the network ensures integrity of all messages within the EasyLink Services network.

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

On February 23, 2001, we completed the acquisition of Swift Telecommunications, Inc. and the EasyLink Services business that Swift had just acquired from AT&T Corp. The EasyLink Services business acquired from AT&T provided a variety of transaction delivery services such as EDI and production messaging services. This business was a division of AT&T and was not a separate independent operating entity. We hired only a portion of the employees of the business. Under a Transition Services Agreement, AT&T provided us with a variety of services to enable us to continue to operate the business pending the transition to EasyLink. We have successfully transitioned virtually all of the services provided by AT&T under the Transition Services Agreement to ourselves, including customer service, network operations center, telex switching equipment and services and office space in a variety of locations. The Transition Services Agreement expired on January 31, 2003. The network for the portion of this business relating to EDI and production messaging services continues to reside on AT&T's premises under an Equipment Space Sublease Agreement with AT&T but is now being operated and maintained by EasyLink. The agreement runs through January 31, 2005. We plan to migrate off the AT&T premises to EasyLink's premises over the next two years. Effective February 1, 2003, the Company entered into a Professional Services Agreement with AT&T providing for technical support at the AT&T facility where the Company's EDI and production messaging services network resides. The agreement is for a term of six months but may be renewed for an additional six months at EasyLink's request at the same or reduced level of service.

EasyLink MailWatch (Virus Protection, Spam Control and Content Filtering Services) Network

Hardware Network. The MailWatch service operates on multiprocessor Intel-based servers running Microsoft Windows NT and SQL Server with Raid 5 storage arrays.

Software. MailWatch incorporates third party virus and content filtering technology which we have configured for use in a shared services environment across our customer base. The MailWatch Web-based administrative interface is hosted on servers that utilize Microsoft Windows NT 4.0 and Internet Information Server. The site's pages consist of HTML, Active Server Pages (ASP) and JavaScript.

Network Operations

EasyLink's Network Operations Center or NOC is where network system specialists monitor the status of servers and messaging operations worldwide. An on-site team of engineers staffs the NOC 24x7x365 and uses a combination of third party applications, in combination with our internally developed tools to automate the monitoring and management of the entire system.

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

Telecommunications Services

In connection with the acquisition of the EasyLink Services business from AT&T Corp., we entered into a Master Carrier Agreement with AT&T. Under this agreement, AT&T will provide us with a variety of telecommunications services that are required in connection with the provision of our services. The term of the agreement for network connection services is for 36 months through May 2005 and the term of the agreement for private line and satellite services is 36 months through February 2004. Under the agreement, we have a minimum purchase commitment for network connection services equal to $3 million for each of the three years of the contract. In addition, we have a minimum purchase commitment for private line and satellite services equal to $375,000 per month during the three-year term. If we terminate the network connection services or the private line and satellite services prior to the end of the term or AT&T terminates the services for our breach, we must pay to AT&T a termination charge equal to 50% of the unsatisfied minimum purchase commitment for these services for the period in which termination occurs plus 50% of the minimum purchase commitment for each remaining commitment period in the term.

The Company has committed to purchase from MCI Worldcom a minimum of $75,000 per month in other telecommunications services through January 2005.

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

Competition in the transaction delivery sector varies. Competitors in the EDI and Trading Community Enablement Services markets include Inovis, Internet Commerce Corp., GXS, IBM Interchange Services and Sterling Commerce, Inc., a subsidiary of SBC Communications Inc. Our competitors in the integrated desktop messaging and production messaging markets include telecommunications companies around the world, such as MCI WorldCom, British Telecom PLC, France Telecom, Deutsche Telekom, KDD in Japan, Korea Telecom, Singapore Telecom, the regional Bell operating companies, telecommunications resellers, and direct transaction delivery service delivery competitors, including PTEK Holdings Inc.'s Xpedite Services and J2 Global Communications. Competition in the document capture and management services markets is primarily in the form of software-based solutions customers deploy and operate themselves, as well as a number of small, regional service bureau companies.

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

From time to time, third parties have asserted claims against us that our services employ technology covered by their patents. There can be no assurance that third parties will not assert additional infringement claims against us in the future. Patents have been granted recently on fundamental technologies in the communications and desktop software areas, and patents may be issued which relate to fundamental technologies incorporated into our services. As patent applications in the United States are not publicly disclosed until the patent is issued, applications may have been filed which, if issued as patents, could relate to our services. It is also possible that claims could be asserted against us because of the sending of messages over our network or the content of these messages. We could incur substantial costs and diversion of management resources with respect to the defense of any claims that we have infringed upon the proprietary right of others, which costs and diversion could have a material adverse effect on our business, financial condition and results of operations. Furthermore, parties making such claims could secure a judgment awarding substantial damages, as well as injunctive or other equitable relief which could effectively block our ability to license and sell our services in the United States or abroad. Any such judgment could have a material adverse effect on our business, financial condition and results of operations. In the event a claim relating to proprietary technology or information is asserted against us, we may seek licenses to such intellectual property. There can be no assurance, however, that licenses could be obtained on terms acceptable to us, or at all. The failure to obtain any necessary licenses or other rights could have a material adverse effect on our business, financial condition and results of operations.

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

Our Employees

As of February 28, 2003, we had approximately 600 employees. Of these personnel, 161 persons worked in technology, product management, professional services, telex settlements and customer service; 177 persons worked in sales, marketing and business development; and 262 persons worked in operations and administration. Approximately 400 employees are domestic employees and approximately 200 are international employees. We have never had a work stoppage and no personnel are represented under collective bargaining agreements. We consider our employee relations to be good.

We believe that our future success will depend in part on our continued ability to attract, integrate, retain and motivate highly qualified sales, technical, and managerial personnel, and upon the continued service of our senior management and key sales and technical personnel. To help us retain our personnel, some of our full-time employees have received stock option grants. None of our personnel are bound by employment agreements that prevent them from terminating their relationship at any time for any reason.

Competition for qualified personnel is intense, and we may not be successful in attracting, integrating, retaining and motivating a sufficient number of qualified personnel to conduct our business in the future.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

We have only a limited operating history and some of our services are in a new and unproven industry.

We have only a limited operating history upon which you can evaluate our business and our prospects. Easylink was incorporated under the name Globecomm, Inc. in 1994 in the State of Delaware. We launched our business by offering a commercial email service in November 1996 under the name iName. We changed our company name to Mail.com, Inc. in January 1999. In February 2000, we acquired NetMoves Corporation, a provider of a variety of transaction delivery services to businesses. In March 2000, we formed WORLD.com to develop and operate our domain name properties as independent Web sites. In the fourth quarter of 2000, we announced our intention to focus exclusively on the business market and to sell all assets not related to this business. In February 2001, we acquired Swift Telecommunications, Inc. which had contemporaneously acquired the EasyLink Services business from AT&T Corp. The EasyLink Services business is a provider of transaction delivery services such as electronic data interchange or EDI and production messaging services. Swift was a provider of production messaging services, principally telex services. On March 30, 2001, we announced that we had sold our advertising network business to Net2Phone, Inc. and on May 3, 2001 our Asia.com, Inc. subsidiary completed the sale of its business. In October 2001, we sold a subsidiary of India.com, Inc. and have since ceased the conduct of the portal operations of India.com, Inc. In January 2002, we announced our strategy to expand our position in the transaction delivery segment of the electronic commerce market and to begin to offer to our large customer base related transaction management services that automate more components of our customers' business processes. In 2002 we commercially introduced two such services - Trading Community Enablement and Management Services and Document Capture and Management Services. Our success will depend in part upon our ability to maintain or expand our sales of transaction delivery services such as EDI, production messaging and integrated desktop messaging to enterprises, our ability to successfully develop transaction management services, the development of a viable market for fee-based transaction delivery and transaction management services on an outsourced basis and our ability to compete successfully in those markets. For the reasons discussed in more detail below, there are substantial obstacles to our achieving and sustaining profitability.

We have incurred losses since inception.

We have not achieved profitability in any period, and we may not be able to achieve or sustain profitability. We incurred a net loss of $85.8 million for the year ended December 31, 2002. We had an accumulated deficit of $599.3 million as of December 31, 2002. We intend to upgrade and enhance our technology, continue our international expansion, and improve and expand our management information and other internal systems. We intend to continue to make strategic acquisitions and investments where resources permit, which may result in significant amortization of intangibles and other expenses or a later impairment charge arising out of the write-off of goodwill booked as a result of such acquisitions or investments. We are making these expenditures in anticipation of higher revenues, but there will be a delay in realizing higher revenues even if we are successful. We have experienced declining revenues for the year ended December 31, 2002 as compared to the comparable period ended December 31, 2001. See Part II, Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations. If we do not succeed in substantially increasing our revenues or integrating the EasyLink Services and Swift businesses with our historical business, our losses may continue.

If we are unable to raise necessary capital in the future, we may be unable to invest in the growth of our business or fund necessary expenditures.

We may need to raise additional capital in the future. See Part II. Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources. At December 31, 2002, we had $9.6 million of cash, cash equivalents and marketable securities. Our principal commitments consist of subordinated convertible notes, senior convertible notes, notes payable, obligations under capital leases, accounts payable and other current obligations, commitments for capital expenditures and commitments for telecommunications services. For each of the three years ended December 31, 2002, 2001 and 2000, we received a report from our independent accountants containing an explanatory paragraph stating that we suffered recurring losses from operations since inception and have a working capital deficiency that raise substantial doubt about our ability to continue as a going concern. We may need additional financing to invest in the growth of our business and to pay other obligations, and the availability of such financing when needed, on terms acceptable to us, or at all, is uncertain. See "Risk Factors - We have incurred significant indebtedness for money borrowed, and we may be unable to pay debt service on this indebtedness." If we are unable to raise additional financing, generate sufficient cash flow, or restructure our debt obligations before they become due and payable, we may be unable to continue as a going concern.

If we raise additional funds by issuing equity securities or debt convertible into equity securities, stockholders may experience significant dilution of their ownership interest. The amount of dilution resulting from issuance of additional shares of Class A common stock and securities convertible into Class A common stock and the potential dilution that may result from future issuances has significantly increased in light of the decline in our stock price. Moreover, we could issue preferred stock that has rights senior to those of the Class A common stock. Some of our stockholders have registration rights that could interfere with our ability to raise needed capital. If we raise funds by issuing debt, our lenders may place limitations on our operations, including our ability to pay dividends.

We have incurred significant indebtedness for money borrowed, and we may be unable to pay debt service on this indebtedness.

As of December 31, 2002, we had approximately $87.8 million principal amount of outstanding indebtedness for borrowed money, including approximately $11.7 million of capitalized future interest, and capital leases. We had an operating loss and negative cash flow for the year ended December 31, 2002. In addition, we have a substantial amount of outstanding accounts payable and other obligations. Accordingly, cash generated by our operations would have been insufficient to pay the amount of interest payable annually on our outstanding indebtedness or to pay our other obligations.

We recently announced that we are seeking to eliminate substantially all of our indebtedness for borrowed money. Pursuant to these efforts, we have eliminated approximately $7.1 million principal amount of debt after December 31, 2002 through the date hereof in exchange for the payment of approximately $0.8 million in cash and the issuance or commitment to issue approximately 1.1 million shares of our Class A common stock. These transactions will result in a gain of approximately $6.6 million which will be recorded in the first quarter of 2003. As a result of this transaction, the Company also eliminated $0.7 million of capitalized interest and $0.2 million of accrued interest associated with the debt eliminated. We may issue additional shares or securities convertible into or exercisable for shares of Class A common stock in connection with raising any capital needed to fund cash payments for any additional debt that we may eliminate. Upon elimination of any additional indebtedness, we would also eliminate the capitalized interest and accrued interest associated with the debt eliminated. Holders of substantially all indebtedness on which we currently owe accrued but unpaid interest payments have agreed to defer such payments pending completion of our proposed debt restructuring in most cases until April 30, 2003 or May 31, 2003.

We cannot assure you that we will be able to successfully complete the elimination of any other indebtedness that we are seeking to eliminate on favorable terms or at all. On February 27, PTEK Holdings, Inc., one of our principal competitors, announced that it had entered into an agreement with AT&T to purchase 1,423,980 shares of outstanding Class A common stock of EasyLink held by AT&T and a promissory note of EasyLink held by AT&T. The promissory note, with a principal amount of $10 million, represents approximately 13% of the aggregate principal amount of debt that EasyLink has been seeking to eliminate pursuant to its debt restructuring plan. In response to PTEK's announcement, we commenced on March 17, 2003 an action against AT&T Corp., PTEK Holdings, Inc. and PTEK's subsidiary Xpedite Systems, Inc. The suit seeks, among other things, to enjoin AT&T from selling the EasyLink promissory note held by AT&T to PTEK, to compel AT&T to participate in EasyLink's current debt restructuring and to enjoin Xpedite and PTEK from contacting EasyLink's creditors and making false statements to EasyLink's customers and creditors regarding EasyLink and its financial position. EasyLink believes that if the sale of the note to PTEK is permitted to occur, EasyLink's current debt restructuring may be at substantial risk. Easylink has a variety of commercial relationships with AT&T, and this dispute may have an adverse effect on these relationships.

If we are unable to complete the elimination of debt pursuant to our proposed debt restructuring on favorable terms, we cannot assure you that we will be able to pay interest and other amounts due on our outstanding indebtedness, or our other obligations, on the scheduled dates or at all. If our cash flow and cash balances are inadequate to meet our obligations, we could face substantial liquidity problems. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments, or if we otherwise fail to comply with any covenants in our indebtedness, we would be in default under these obligations, which would permit these lenders to accelerate the maturity of the obligations and could cause defaults under our indebtedness. Any such default could have a material adverse effect on our business, results of operations and financial condition. We cannot assure you that we would be able to repay amounts due on our indebtedness if payment of the indebtedness were accelerated following the occurrence of an event of default under, or certain other events specified in, the agreements governing our outstanding indebtedness and capital leases, including any deemed sale of all or substantially all of our assets.

The elimination of outstanding debt pursuant to our debt restructuring strategy will result in substantial cancellation of debt income for tax purposes. We intend to offset this income using our historical net operating losses and as result do not expect to incur any material current tax liability as a result of the elimination of this debt. The relevant tax authorities may take the position that our historical net operating losses cannot be used to offset some or all of the cancellation of debt income. No assurance can be given that we will be able to offset all or any of the cancellation of debt income resulting from the elimination of debt pursuant to our debt restructuring. If we are not able to offset this income, we may incur material tax liabilities as a result of the elimination of debt and we may be unable to pay these liabilities.

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

We may be unable to successfully complete the migration of the network relating to our business acquired from AT&T off of AT&T premises.

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

Under a Transition Services Agreement entered into in connection with the acquisition, AT&T agreed to provide us with a variety of services to enable us to continue to operate the business pending the transition to EasyLink. We have successfully transitioned virtually all of these services provided by AT&T under the Transition Services Agreement to ourselves, including customer service, network operations center, telex switching equipment and services and office space in a variety of locations. However, the network for the portion of this business relating to EDI, fax and email services continues to reside on AT&T's premises, but is being operated and maintained by EasyLink. We plan to migrate our network off of AT&T's premises to EasyLink's premises over the next two years.

We cannot assure you that we will be able to successfully migrate the remaining EasyLink Services network from AT&T's premises to our own premises, or successfully integrate them into our operations, in a timely manner or without incurring substantial unforeseen expense or without service interruption to our customers. Even if successfully migrated, we may be unable to operate the business at expense levels that are ultimately profitable for us. We cannot assure you that we will be able to retain all of the customers of the EasyLink Services business. Our inability to successfully migrate, integrate or operate the network and operations, or to retain customers, of the EasyLink Services business will result in a material adverse effect on our business, results of operations and financial condition.

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

As part of our business strategy, we plan to develop and offer to existing customers additional transaction delivery and transaction management services that will automate more of our customers business processes. We cannot assure you that we will be able to successfully develop these additional services in a timely manner or at all or, if developed, that our customers will purchase these services or will purchase them at prices that we wish to charge. Standards for pricing in the market for new transaction delivery and transaction management services are not yet well defined and some businesses and service providers may not be willing to pay the fees we wish to charge. We cannot assure you that the fees we intend to charge will be sufficient to offset the related costs of providing these services.

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

- increases or decreases in the number of transactions generated by our customers (such as insurance claims, trade and travel confirmations, purchase orders, invoices, shipping notices, funds transfers, among others), which is affected by factors that affect specific customers, the respective industries in which our customers conduct business and the economy generally;

- non-cash charges associated with repriced stock options, if our stock price rises above $16.90;

- system outages, delays in obtaining new equipment or problems with planned upgrades;

-        disruption or impairment of the Internet;

- demand for outsourced transaction delivery and transaction management services;

- attracting and retaining customers and maintaining customer satisfaction;

-        introduction of new or enhanced services by us or our competitors;

-        changes in our pricing policy or that of our competitors;

- changes in governmental regulation of the Internet and transaction delivery and transaction management services in particular; and

-        general economic and market conditions and global political factors.

Other such factors in our non-core assets include:

- incurrence of additional expenditures without receipt of offsetting revenues pending the sale of these assets.

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

Our future success depends to a significant extent on the continued service of our key technical, sales and senior management personnel, but they have no contractual obligation to remain with us. In particular, our success depends on the continued service of Gerald Gorman, our Chairman, Thomas Murawski, our President and Chief Executive Officer, George Abi Zeid, our President-International Operations, and Debra McClister, our Executive Vice President and Chief Financial Officer. The loss of the services of Messrs. Gorman, Murawski or Abi Zeid or of Ms. McClister, or several other key employees, would impede the operation and growth of our business.

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

Our customers have in the past experienced interruptions in our services. We believe that these interruptions will continue to occur from time to time. These interruptions are due to hardware failures, failures in telecommunications and other services provided to us by third parties and other computer system failures. These failures have resulted and may continue to result in significant disruptions to our service. Some of our operations have redundant switch-over capability. Although we plan to install backup computers and implement procedures on other parts of our operations to reduce the impact of future malfunctions in these systems, the presence of single points of failure in our network increases the risk of service interruptions. In addition, substantially all of our computer and communications systems relating to our services are currently located in Manhattan, Jersey City, New Jersey, Piscataway, New Jersey, Washington, DC, Bridgeton, Missouri and Dayton, Ohio. We currently do not have alternate sites from which we could conduct these operations in the event of a disaster. Our computer and communications hardware is vulnerable to damage or interruption from fire, flood, earthquake, power loss, telecommunications failure and similar events. Our services would be suspended for a significant period of time if any of our primary data centers was severely damaged or destroyed. We might also lose customer transaction documents and other customer files, causing significant customer dissatisfaction and possibly giving rise to claims for monetary damages. As a result of the recent relocation of our corporate headquarters during the first quarter of 2003, we plan to consolidate over time an increasing portion of our computer systems and networks at the new location. This consolidation may result in interruptions in our services to some of our customers.

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

Our customers are subject to, and in turn require that their service providers meet, increasingly strict guidelines for network and operational security. If we are unable to meet the security requirements of a customer, we may be unable to obtain or keep their business.

We are dependent on licensed technology.

We license a significant amount of technology from third parties, including technology related to our virus protection, spam control and content filtering services, Internet fax services, billing processes and database. We anticipate that we will need to license additional technology to remain competitive. We may not be able to license these technologies on commercially reasonable terms or at all. Third-party licenses expose us to increased risks, including risks relating to the integration of new technology, the diversion of resources from the development of our own proprietary technology, a greater need to generate revenues sufficient to offset associated license costs, and the possible termination of or failure to renew an important license by the third-party licensor.

If the Internet and other third-party networks on which we depend to deliver our services become ineffective as a means of transmitting data, the benefits of our service may be severely undermined.

Our business depends on the effectiveness of the Internet as a means of transmitting data. The recent growth in the use of the Internet has caused frequent interruptions and delays in accessing and transmitting data over the Internet. Any deterioration in the performance of the Internet as a whole could undermine the benefits of our services. Therefore, our success depends on improvements being made to the entire Internet infrastructure to alleviate overloading and congestion. We also depend on telecommunications network suppliers such as AT&T Corp. and Worldcom for a variety of telecommunications and Internet services. The network for the EasyLink Services business acquired from AT&T continues to reside on AT&T's premises. See "Risk Factors - We May Be Unable to Successfully Integrate the EasyLink Services Business Acquired From AT&T" above, "Item 1. Business - Technology" in this Form 10-K and subsequent filings with the Securities and Exchange Commission.

Gerald Gorman and George Abi Zeid collectively held as of February 28, 2003 approximately 48.4% of the total outstanding voting power of EasyLink and will be able to prevent a change of control.

Gerald Gorman, our Chairman, held as of February 28, 2003 Class A and Class B common stock representing approximately 38.8% of the voting power of our outstanding common stock. Each share of Class B common stock entitles the holder to 10 votes on any matter submitted to the stockholders. George Abi Zeid, our President-International Operations and Director, beneficially owned as of February 28, 2003 Class A common stock representing approximately 9.6% of the voting power of our outstanding common stock and, after giving effect to the issuance of shares issuable upon conversion or exercise of convertible securities and warrants held by Mr. Abi Zeid, approximately 11.4% of such voting power. Based on their voting power as of February 28, 2003, Mr. Gorman and Mr. Abi Zeid will likely be able to determine the outcome of all matters requiring stockholder approval, including the election of directors, amendment of our charter and approval of significant corporate transactions. Mr. Gorman and Mr. Abi Zeid will be in a position to prevent a change in control of EasyLink even if the other stockholders were in favor of the transaction.

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

We intend to continue to expand into international markets and to expend significant financial and managerial resources to do so. We may not be able to compete effectively in international markets. If our revenues from international operations do not exceed the expense of establishing and maintaining these operations, our losses will increase and our operating results will suffer. We face significant risks inherent in conducting business internationally, such as:

- uncertain demand in foreign markets for transaction delivery and transaction management services;

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

-        export restrictions, and

- difficulties in enforcing contracts and potentially adverse consequences.

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

The legal structure and scope of operations of our subsidiaries in some foreign countries may be subject to restrictions which could result in severe limits to our ability to conduct business in these countries. To the extent that we develop or offer messaging services in foreign countries, we will be subject to the laws and regulations of these countries. The laws and regulations relating to the Internet in many countries are evolving and in many cases are unclear as to their application. For example, in India, the PRC and other countries we may be subject to licensing requirements with respect to the activities in which we propose to engage and we may also be subject to foreign ownership limitations or other approval requirements that preclude our ownership interests or limit our ownership interests to up to 49% of the entities through which we propose to conduct any regulated activities. If these limitations apply to our activities, including our activities conducted through our subsidiaries, our opportunities to generate revenue will be reduced, our ability to compete successfully in these markets will be adversely affected, our ability to raise capital in the private and public markets may be adversely affected and the value of our investments and acquisitions in these markets may decline. Moreover, to the extent we are limited in our ability to engage in certain activities or are required to contract for these services from a licensed or authorized third party, our costs of providing our services will increase and our ability to generate profits may be adversely affected.

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

In connection with the sale of our consumer-based email and advertising network business, we transferred to the buyer the rights to direct the "MX" record, or the right to direct email messages addressed to domain names owned by us and used in this business. Although we do no operate the service or have any role in the delivery of messages sent by users of the service, our position as the registrant of the domain names used as addresses for email accounts maintained by such service may subject us to claims from time to time. We could face liability for defamation, copyright, patent or trademark infringement, harassment, unsolicited commercial e-mail and other claims based on the content of the messages transmitted over the service of this business. These claims, even if without merit, can cause us to incur legal expenses and may divert management time and resources.

A substantial amount of our common stock may come onto the market in the future, which could depress our stock price.

Sales of a substantial number of shares of our common stock in the public market could cause the market price of our Class A common stock to decline. As of February 28, 2003, we had an aggregate of 17,316,802 shares of Class A and Class B common stock outstanding. As of February 28, 2003 we had options to purchase approximately 2.7 million shares of Class A common stock outstanding. As of February 28, 2003, we had warrants to purchase 1,843,942 shares of Class A common stock outstanding. As of February 28, 2003, we had approximately 4,397,914 shares of Class A common stock issuable upon conversion of outstanding senior convertible notes and an indeterminate number of additional shares of Class A common stock issuable over five years in payment of interest on such senior notes. In addition, we had 127,151 shares of Class A common stock issuable upon conversion of our remaining outstanding 7% Convertible Subordinated Notes due 2005 at an exercise price of $189.50 per share. Moreover, we have issued or committed to issue additional shares in connection with the proposed elimination of our debt. See "Risk Factors That May Affect Future Results - We have incurred significant indebtedness for money borrowed, and we may be unable to pay debt service on this indebtedness."

As of February 28, 2003, approximately 16.2 million shares of Class A common stock and Class B common stock were freely tradable, in some cases subject to the volume and manner of sale limitations contained in Rule 144. As of such date, approximately 1.1 million shares of Class A common stock will become available for sale at various later dates upon the expiration of one-year holding periods or upon the expiration of any other applicable restrictions on resale. We are likely to issue large amounts of additional Class A common stock, which may also be sold and which could adversely affect the price of our stock.

As of February 28, 2003, the holders of approximately 6.3 million shares of outstanding Class A common stock, the holders of 1.8 million shares of Class A common stock issuable upon exercise of our outstanding warrants and the holders of approximately 5.7 million shares of Class A common stock issuable upon conversion of our outstanding senior or subordinated convertible notes and issuable in payment of interest over the first 18 months after the date of issuance on our senior convertible notes, had the right, subject to various conditions, to require us to file registration statements covering their shares, or to include their shares in registration statements that we may file for ourselves or for other stockholders. By exercising their registration rights and selling a large number of shares, these holders could cause the price of the Class A common stock to fall. An undetermined number of these shares have been sold publicly pursuant to Rule 144.

Our Class A common stock may be subject to delisting from the Nasdaq National Market.

Our Class A common stock faces potential delisting from the Nasdaq National Market which could hurt the liquidity of our Class A common stock. We may be unable to comply with the standards for continued listing on the Nasdaq National Market. These standards require, among other things, that our Class A common stock have a minimum bid price of either $1 or $3. Specifically, an issuer will be considered non-compliant with the minimum bid price requirement only if it fails to satisfy the applicable requirement for any 30 consecutive trading day period. It would then be afforded a 90 calendar day grace period in which to regain compliance. In addition, the listing standards require that we maintain compliance with various other standards, including market capitalization or total assets and total revenue, number of publicly held shares, which are shares held by persons who are not officers, directors or beneficial owners of 10% of our outstanding shares, and market value of publicly held shares. If we do not comply with the $3 minimum bid price, but we do comply with the $1 minimum bid price, then we must comply with certain other standards, including a $10 million minimum stockholders' equity requirement. The minimum bid price of our stock was below $1 during various periods in the fourth quarter of 2000 and the first quarter of 2001 and was below $1 during the period from March 14, 2001 through January 22, 2002.

On January 23, 2002, we effected a ten-for-one reverse stock split. Although our stock price has exceeded the $1 minimum bid price requirement. for a period of time since our reverse stock split, our stock price was also below $1.00 during the period from July 10, 2002 through July 26, 2002 and from July 30, 2002 through August 16, 2002 and from November 18, 2002 until the present. On December 24, 2002 Nasdaq granted us 90 calendar days, or until March 24, 2003, to regain compliance. On March 11, 2003, the SEC declared effective Nasdaq's rule filing which extends the 90 day period to 180 days. Accordingly, the Company now has until June 23, 2003 to regain compliance. In order to regain compliance, the bid price for the Company's Class A common stock must close at or above $1 per share for 10 consecutive trading days. If we are unable to regain compliance, we may be subject to delisting.

As of December 31, 2002, we had a total stockholders' deficit in the amount of $61.8 million. As a result, we are currently not in compliance with the $10 million minimum total stockholders' equity requirement. We will attempt to regain compliance with this requirement through the elimination of debt and the issuance of additional equity.

We are also required to maintain at least 3 independent directors on our board to satisfy the Nasdaq's audit committee requirements. As a result of the resignations of Mr. Donaldson and Mr. Ketchum from our Board of Directors on November 12, 2002 and March 31, 2003, respectively, we will need to appoint two qualified independent directors in order to be in compliance with this requirement. Nasdaq initially granted the Company a 90 day extension until February 11, 2003, subsequently extended to March 31, 2003, to regain compliance with the independent director requirement. We intend to seek a further extension from Nasdaq pending the completion of our debt restructuring. If we are unable to obtain an extension or to find suitable candidates by the date specified in any such extension, we may be subject to delisting.

No assurance can be given that we will regain compliance with the minimum bid requirement, the total stockholders' equity requirement or the independent director requirement or that we will maintain compliance with all of the other applicable listing standards in the future.

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

On March 30, 2001, we completed the sale of our advertising network business to Net2Phone, Inc. Included in the sale was our rights to provide e-mail-based advertising and permission marketing solutions to advertisers, as well as our rights to provide e-mail services directly to consumers at the www.mail.com Web site and in partnership with other Web sites. In connection with the sale, we entered into a hosting agreement under which we agreed to host or arrange to host the consumer e-mailboxes for Net2Phone for a minimum of one year. During the second quarter of 2001, we completed the migration of the hosting of these consumer mailboxes to a third party provider whom we paid for this service. On November 14, 2001, we entered into an agreement with Net2Phone which terminated the hosting agreement as of September 30, 2001. Net2Phone has subsequently transferred this business to a third party.

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

Item 2   Properties

United States

Effective March 2003, our headquarters are located in Piscataway, New Jersey where we occupy approximately 67,000 square feet of office, development lab and network space under a lease expiring in 2013. Our headquarters were previously located in Edison, New Jersey, where we have approximately 20,000 square feet still remaining under leases expiring in 2005 and 2006. In addition, we have office and development lab space at four other locations throughout the United States under leases expiring primarily in 2005 and 2006; three U.S. network installations co-located in telehousing facilities under short-term leases; and sales offices under short term leases for our business messaging staff in the Chicago, Dallas, Ft. Lauderdale, Los Angeles, New York and San Francisco metropolitan areas. In connection with the acquisition of the EasyLink Services business from AT&T we also lease approximately 5,000 square feet under an Equipment Space Sublease Agreement with AT&T for the operation of the network equipment for this business through January 31, 2005.

While we believe that these facilities meet our anticipated needs at least through the end of 2003, we continually review our needs and may add facilities in the future.

International

We lease approximately 28,000 square feet of office space in six locations in England. The leases expire between May 2003 and June 2017, with cancellation provisions available in the two longer term leases, 10 years prior to expiration in 2004 and 2007.

We lease approximately 18,000 square feet of office space in locations in Hong Kong, Germany, Singapore, Malaysia, Dubai, France, South Korea and India. The leases expire between June 2002 and December 2004.

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

In connection with the termination of an agreement to sell the portal operations of the Company's discontinued India.com business, the Company brought suit against a broker that it had engaged in connection with the proposed sale of the portal operations alleging, among other things, breach of contract and misrepresentation. The broker brought a counterclaim against the Company for a brokerage fee that would have been payable on the closing of the proposed sale. The court entered a judgment in the amount of $931,000 against the Company. In response to the judgment, the Company filed a motion to alter the judgment in which the Company, among other things, requested that the Court vacate the judgment or reduce the amount of damages. On February 20, 2003, the Court vacated the original judgment and entered a declaratory judgment in EasyLink's favor that EasyLink does not owe the broker any fee or other compensation arising from the failed sale of the portal operations. On March 13, 2003, the broker filed a motion to amend the judgment or for a new trial requesting, among other things, re-instatement of the original judgment or, in the alternative, a new trial. The Court has subsequently ordered a settlement conference to be held on April 1, 2003. Although we intend to defend vigorously the matter described above, we cannot assure you that the settlement conference will be successful and, if it is not, that our ultimate liability, if any, in connection with the claim will not exceed our reserves or have a material adverse effect on our results of operations, financial condition or cash flows.

On February 27, PTEK Holdings, Inc. announced that it had entered into an agreement with AT&T to purchase 1,423,980 shares of outstanding Class A common stock of EasyLink held by AT&T and a promissory note of EasyLink held by AT&T. The promissory note, with a principal amount of $10 million, represents approximately 13% of the aggregate principal amount of debt that EasyLink has been seeking to eliminate pursuant to its debt restructuring plan. In response to PTEK's announcement, we commenced on March 17, 2003 an action against AT&T Corp., PTEK Holdings, Inc. and PTEK's subsidiary Xpedite Systems, Inc. The suit seeks, among other things, to enjoin AT&T from selling the EasyLink promissory note held by AT&T to PTEK, to compel AT&T to participate in EasyLink's current debt restructuring and to enjoin Xpedite and PTEK from contacting EasyLink's creditors and making false statements to EasyLink's customers and creditors regarding EasyLink and its financial position. EasyLink believes that if the sale of the note to PTEK is permitted to occur, EasyLink's current debt restructuring may be at substantial risk. See "Risk Factors That May Affect Future Results - We have incurred significant indebtedness for money borrowed, and we may be unable to pay debt service on this indebtedness." The Court has ordered limited document discovery and has established a timetable for considering EasyLink's motion, including a hearing on May 1, 2003 at which oral argument will be made. No assurance can be given as to the outcome of this matter.

Item 4   Submission of Matters to a Vote of Security Holders

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

                                     Part II

Item 5   Market for the Registrant's Common Equity and Related Stockholder
         Matters

Stockholder Data

                                                                     2002

                                               Fourth        Third         Second         First
                                               Quarter       Quarter       Quarter        Quarter
                                               -------       -------       -------        -------
Market Price
High..................................         $  1.60       $  2.95       $  3.15        $  6.70
Low...................................            0.51          0.66          0.96           2.55
End of Quarter........................            0.64          1.46          1.25           2.70

                                                                     2001

                                               Fourth        Third         Second         First
                                               Quarter       Quarter       Quarter        Quarter
                                               -------       -------       -------        -------
Market Price
High..................................         $  7.50       $  5.50       $  8.60        $ 18.80
Low...................................            3.40          2.20          4.60           6.30
End of Quarter........................            4.90          4.00          5.50           6.88

The Nasdaq closing market price at February 28, 2003 was $0.61.

Dividends

The Company has never declared or paid any cash dividends on its common stock and does not anticipate paying any cash dividends on its stock in the foreseeable future. The Company currently intends to retain future earnings, if any, to finance the expansion of our business.

Number of Security Holders

At February 28, 2003, the approximate number of holders of record of Class A and Class B common stock was 764 and 1, respectively.

Stock listings

The principal market on which the common stock is traded is the NASDAQ National Market (NASD) under the symbol "EASY".

Recent Sales of Unregistered Securities

During the three months ended December 31, 2002, EasyLink Services issued 233,630 Class A common stock to third parties in connection with business transactions or granted options to employees in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933 and Rule 701 or Regulation S promulgated thereunder in various transactions as follows:

During the three months ended December 31, 2002, we issued 115,676 shares of Class A common stock to employees at a weighted average price of $0.96 per share representing the Company's matching contribution to its 401(k) plan.

During the three months ended December 31, 2002, we issued 111,420 shares valued at $94,707, in connection with interest payments on our debt.

During the three months ended December 31, 2002, we issued 6,534 shares valued at $6,001 in association with the settlement of a contingent purchase price obligation arising out of the acquisition of MyIndia.com by our India.com subsidiary.

Item 6   Consolidated Selected Financial Data

The following consolidated selected financial data should be read in conjunction with the consolidated financial statements and the notes to these statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" elsewhere in this document. The consolidated financial statements included herein have been prepared assuming that the Company will continue as a going concern. The Company's independent public accountants have included two explanatory paragraphs in their audit report accompanying the 2002 consolidated financial statements. The first explanatory paragraph states that the Company has suffered recurring losses from operations since inception and has a working capital deficiency and stockholders' deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 1(b). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The second explanatory paragraph states that as discussed in Notes 1(k), 1(t) and 7, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" and Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, and Amendment of FASB Statement No. 13, Technical Corrections" in the year ended December 31, 2002.

We believe that due to the many acquisitions that we made in recent years and dispositions during 2001, the period to period comparisons for 1998 through 2002 are not meaningful and should not be relied upon as indicative of future performance.

Five Year Summary of Selected Financial Data (in thousands, except per share and employee data)

                                                                       2002         2001         2000         1999         1998
                                                                    ----------   ----------   ----------   ----------   ----------
Consolidated Statement of Operations Data for
 the Year Ended December 31,
Revenues..........................................................  $  114,354   $  123,929   $   52,698   $   12,709   $    1,495
Total cost of revenues and operating expenses (a).................     201,287      296,170      204,196       66,352       14,626
Total other income (expense), net (b).............................       1,088       28,203       (7,405)       6,628          606
Loss from continuing operations...................................     (86,933)    (172,241)    (151,498)     (53,643)     (13,131)
Loss from discontinued operations.................................           -      (63,027)     (70,624)           -            -
Extraordinary gain................................................           -          782            -            -            -
Net loss..........................................................     (85,845)    (206,283)    (229,527)     (47,015)     (12,525)
Cumulative dividends on settlement
 of contingent obligations to
preferred stockholders............................................           -            -            -      (14,556)           -
Net loss attributable to common stockholders......................     (85,845)    (206,283)    (229,527)     (61,571)     (12,525)

Basic and diluted net loss per common share:
Loss from continuing operations...................................       (5.13)      (15.26)      (27.79)      (19.63)       (8.60)
Loss from discontinued operations.................................           -        (6.68)      (12.35)           -            -
Extraordinary gain................................................           -         0.09            -            -            -
                                                                    ----------   ----------   ----------   ----------   ----------
Net loss..........................................................  $    (5.13)  $   (21.85)  $   (40.14)      (19.63)       (8.60)
                                                                    ==========   ==========   ==========   ==========   ==========
Weighted average basic and diluted shares outstanding.............      16,733        9,442        5,718        3,137        1,461

Consolidated Balance Sheet Data at December 31,
Cash and cash equivalents.........................................       9,554       13,278        4,331       36,870        8,414
Marketable securities.............................................           -            -       12,595        7,006            -
Total current assets..............................................      23,511       36,900       86,490       50,137        9,970
Property and equipment, net.......................................      14,833       21,956       38,997       28,935        4,341
Domain names, net.................................................         214          214        2,764        7,934        1,010
Goodwill and other intangible assets, net.........................      20,814      107,937      154,804       28,964            -
Total assets......................................................      61,011      170,242      306,917      137,267       20,344
Deferred revenue..................................................           -            -          775        1,335        1,905
Total current liabilities.........................................      43,499       54,494       54,242       28,336        4,894
Long-term capital lease obligations...............................         196          566       12,638       12,016        1,437
Capitalized interest on notes payable, less current portion.......       7,740       12,659            -            -            -
Long-term notes payable...........................................      71,398       80,923      100,321            -            -
Redeemable convertible preferred stock............................           -            -            -            -       13,048
Total stockholders' (deficit) equity..............................     (61,822)      20,509      138,941       96,014         (333)

Number of Employees at December 31,...............................         572          587        1,401          276           89

(a) Included in operating expenses are:

                                                                       2002         2001         2000         1999         1998
                                                                    ----------   ----------   ----------   ----------   ----------
Amortization of goodwill and other intangible assets..............       6,751       52,068       39,977        2,979            -
Write-off of acquired in-process technology.......................           -            -        7,650          900            -
Impairment of intangible assets...................................      78,784       62,200            -            -            -
Restructuring charges.............................................       2,320       25,337        5,338            -            -
(Gain) loss on sale of businesses.................................        (426)       1,804            -            -            -
                                                                    ----------   ----------   ----------   ----------   ----------

(b) Included in other income (expense), net are:

                                                                       2002         2001         2000         1999         1998
                                                                    ----------   ----------   ----------   ----------   ----------
   Interest income................................................         189          565        4,686        1,885          277
   Interest expense...............................................      (4,785)     (10,383)      (9,791)        (751)        (109)
   Gain on debt restructuring and settlements.....................       6,558       47,960            -            -            -
   Impairment of investments......................................      (1,515)     (10,131)        (200)           -            -
   Loss on equity investment......................................           -            -       (2,100)           -            -
   Other, net.....................................................         641          192            -        5,494          438

See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of factors that affect the comparability of the selected financial data in the years presented above.

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this annual report. The consolidated financial statements included herein have been prepared assuming that the Company will continue as a going concern. The Company's independent public accountants have included two explanatory paragraphs in their audit report accompanying the 2002 consolidated financial statements. The first explanatory paragraph states that the Company has suffered recurring losses from operations since inception and has a working capital deficiency and stockholders' deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 1(b). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The second explanatory paragraph states that as discussed in Notes 1(k), 1(t) and 7, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" and Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, and Amendment of FASB Statement No. 13, Technical Corrections" in the year ended December 31, 2002.

Overview

On April 2, 2001, we changed our name to EasyLink Services Corporation. We believe that the name change helped create a corporate identity tied to our focus on outsourced electronic information exchange services. We are a provider of services that facilitate the electronic exchange of information between enterprises, their trading communities and their customers. On an average business day, we handle over 800,000 transactions that are integral to the movement of money, materials, products and people in the global economy such as insurance claims, trade and travel confirmations, purchase orders, invoices, shipping notices and funds transfers, among many others. We offer a broad range of information exchange services to businesses and service providers, including transaction delivery services such as electronic data interchange or "EDI," telex, desktop fax, broadcast and production messaging services; groupware hosting services; services that protect corporate e-mail systems such as virus protection, spam control and content filtering services; and document capture and management services such as fax to database, fax to data and data conversion services.

Until March 30, 2001, we also offered advertising services and consumer e-mail services to Web sites, ISP's and direct to consumers. In this market, we provided Web-based e-mail services or WebMail to Internet Service Providers
(ISPs) including several of the world's top ISPs, and we partnered with top branded Web sites to provide WebMail services to their users. In addition, we served the market directly through our flagship web site www.mail.com. On October 26, 2000, we announced our intention to sell our advertising network business and stated that we would focus exclusively on our established outsourced messaging business. We also announced that as a result of our decision to focus on outsourced messaging business, we would streamline the organization and further integrate our technological and operational infrastructures. On March 30, 2001, we completed the sale of our advertising network and consumer e-mail business to Net2Phone. In connection with the sale, we entered into a hosting agreement under which we would host or arrange for a third party to host the consumer e-mailboxes for Net2Phone for a minimum of one year. In November 2001, we terminated the hosting agreement with Net2Phone.

In March 2000, we formed WORLD.com to develop the Company's extensive portfolio of domain names into major Web properties, such as Asia.com and India.com, which served the business-to-business and business-to-consumer marketplace. Through its subsidiaries, WORLD.com generated revenues primarily from sales of information technology products, system integration and website development for other companies, advertising related sales and commissions earned from booking travel arrangements. On November 2, 2000, we announced our intent to sell all assets not related to our core outsourced messaging business, including Asia.com Inc., India.com Inc., and our portfolio of domain names. On May 3, 2001, our majority-owned subsidiary Asia.com, Inc. sold its business to an investor group. In October 2001, we sold a subsidiary of India.com, Inc. and we have ceased conducting its portal business. Accordingly, the results of World.com and its subsidiaries have been restated as discontinued operations in our financial statements for all periods presented. See Notes 1(c) and 10 to our consolidated financial statements for additional information.

For the year ended December 31, 2002, total revenues were $114.4 million compared to $123.9 million in 2001 and $52.7 million in 2000. Our net loss was $85.5 million for the year ended December 31, 2002 as compared to $206.3 million for the year ended December 31, 2001 and $229.5 million for the year ended December 31, 2000.

During 2002, we generated all our revenues from information exchange services to enterprises. During 2001, we generated approximately 98% of our revenues from information exchange services provided to enterprises and approximately 2% of our revenue from the advertising network business and other sources. For the years ended December 31, 2002, 2001, and 2000, approximately $114.4 million, $122.2 million and $28.9 million, respectively, of our revenue was generated from companies we acquired since January 1, 2000.

In light of the evolving nature of our business and our limited operating history, we believe that period-to-period comparisons of our revenues and operating results are not meaningful and should not be relied upon as indications of future performance. The substantial increase in revenues for 2001 and 2000 can be attributable to acquisitions and, in 2000, revenues from our advertising network business that was sold in March 2001. We believe the nature of our revenues in future periods will be more comparable to that of 2002.

Our prospects should be considered in light of risks described in the section of this report entitled "Risk Factors That May Affect Future Results."

Critical Accounting Policies

In response to the Securities & Exchange Commission's (SEC) Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," we have identified the most critical accounting principles upon which our financial status depends. Critical principles were determined by considering accounting policies that involve the most complex or subjective decisions or assessments. The most critical accounting policies were identified to be those related to revenue recognition, long-lived assets and intangible assets.

Revenue Recognition

The Company's business messaging services include message delivery services such as electronic data interchange or "EDI," telex, desktop fax, broadcast and production messaging services; groupware hosting services; services that help protect corporate e-mail systems such as virus protection, spam control and content filtering services, and professional messaging services and support. The Company derives revenues monthly per-message and usage-based charges for our message delivery services; from monthly per-user or per-message fees for groupware hosting and virus protection, spam control and content filtering services, and license and consulting fees for our professional services. Revenue from e-mail and groupware hosting services, virus protection, spam control and content filtering services, message delivery services and professional services is recognized as the services are performed.

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

The Company also traded advertisements on its Web properties in exchange for advertisements on the Internet sites of other companies as part of the ad network business. Barter revenues and expenses were recorded at the fair market value of services provided or received; whichever is more determinable in the circumstances. Revenue from barter transactions were recognized as income when advertisements were delivered on the Company's Web properties. Barter expense was recognized when the Company's advertisements are run on other companies' Web sites, which is typically in the same period when barter revenue was recognized. If the advertising impressions were received from the customer prior to the Company delivering the agreed-upon advertising impressions, a liability was recorded, and if the Company delivered the advertising impressions to the other companies' Web sites prior to receiving the agreed-upon advertising impressions, a prepaid expense was recorded. At December 31, 2002, 2001 and 2000, the Company did not record a liability for barter advertising to be delivered. Barter revenues, which are a component of advertising revenue, amounted to $0.6 million and $4.3 million for the years ended December 31, 2001 and 2000, respectively. For the years ended December 31, 2001 and 2000, barter expenses, which is a component of cost of revenues, were approximately the same $0.6 million and $4.3 million, respectively.

The advertising network subscription services were deferred and recognized ratably over the term of the subscription periods of one, two and five years as well as eight years for its lifetime subscriptions. Commencing March 10, 1999, the Company no longer offered lifetime memberships and only offered monthly and annual subscriptions. The eight-year amortization period for lifetime subscriptions is based on the weighted-average expected usage period of a lifetime member. The Company offered 30-day trial periods for certain subscription services. The Company only recognized revenue after the 30-day trial period expires. Deferred revenues principally consist of subscription fees received from members for use of the Company's premium email services. The Company was obligated to provide any enhancements or upgrades it develops and other support in accordance with the terms of the applicable Mail.com Partner agreements. The Company provided an allowance for credit card chargebacks and refunds on its subscription services based upon historical experience. The Company provided pro rated refunds and chargebacks to subscription members who elect to discontinue their service. The actual amount of refunds and chargebacks approximated management's expectations for all periods presented. Deferred revenue represents payments that have been received in advance of the services being performed.

Other revenues includes revenues from the sale of domain names, which are recognized at the time when the ownership of the domain name is transferred provided that no significant Company obligation remains and collection of the resulting receivable is probable. To date, such revenues have not been material.

Accounts Receivable

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer's current credit worthiness, as determined by a review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that have been experienced in the past.

Impairment of Long-Lived Assets

Effective January 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Asset". SFAS 142 eliminates the amortization of goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with finite lives and addresses impairment testing and recognition for goodwill and intangible assets. SFAS No. 144 establishes a single model for the impairment of long-lived assets. We assess goodwill for impairment annually unless events occur that require more frequent reviews. Long-lived assets, including amortizable intangibles, are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Discounted cash flow analyses are used to assess nonamortizable intangible impairment while undiscounted cash flow analyses are used to assess long-lived asset impairment. If an assessment indicates impairment, the impaired asset is written down to its fair market value based on the best information available. Estimated fair market value is generally measured with discounted estimated future cash flows. Considerable management judgment is necessary to estimate undiscounted and discounted future cash flows. Assumptions used for these cash flows are consistent with internal forecasts. On an on-going basis, management reviews the value and period of amortization or depreciation of long-lived assets, including goodwill and other intangible assets. During this review, we reevaluate the significant assumptions used in determining the original cost of long-lived assets. Although the assumptions may vary from transaction to transaction, they generally include revenue growth, operating results, cash flows and other indicators of value. Management then determines whether there has been an impairment of the value of long-lived assets based upon events or circumstances, which have occurred since acquisition. The impairment policy is consistently applied in evaluating impairment for each of the Company's wholly owned subsidiaries and investments.

Contingencies and Litigation

We evaluate contingent liabilities including threatened or pending litigation in accordance with SFAS No. 5, "Accounting for Contingencies" and record accruals when the outcome of these matters is deemed probable and the liability is reasonably estimable. We make these assessments based on the facts and circumstances and in some instances based in part on the advice of outside legal counsel.

Restructuring Activities

Restructuring activities in 2002 are accounted for in accordance with SFAS No.
146. Prior to 2002, restructuring activities are accounted for in accordance with the guidance provided in the consensus opinion of the Emerging Issues Task Force ("EITF") in connection with EITF Issue 94-3 ("EITF 94-3"). EITF 94-3 generally requires, with respect to the recognition of severance expenses, management approval of the restructuring plan, the determination of the employees to be terminated, and communication of benefit arrangement to employees.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 will supersede Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that costs associated with an exit or disposal plan be recognized when incurred rather than at the date of a commitment to an exit or disposal plan. In accordance with the standard, the Company will apply SFAS No. 146 to exit or disposal activities initiated after December 31, 2002.

ACQUISITIONS, INVESTMENTS AND DIVESTITURES

Continuing Operations

GN Comtext

During July 2001, we acquired the assets of GN Comtext ("GN") for $1. Additionally, we received a $1.1 million unsecured interest free loan from the former parent company of GN, GN Store Nord A/S, which was paid in the fourth quarter of 2001, and received approximately $175,000 for transition services revenues which were recorded as a reimbursement of costs during the third quarter of 2001 and will collect and retain a percentage of certain accounts receivable collected on behalf of GN. GN offers value-added messaging services to over 3,000 customers ranging from small business to multi-national companies around the world. The excess of fair market value of the assets acquired and the liabilities assumed over the purchase price resulted in negative goodwill of $782,000 which was recognized as an extraordinary gain during the quarter ended September 30, 2001 in accordance with the provisions of Financial Accounting Standards Board Statement No. 141, "Business Combinations."

Swift Telecommunications, Inc. and EasyLink Services

On February 23, 2001, we acquired Swift Telecommunications, Inc., ("STI"). Just prior to the acquisition in January 2001, STI acquired the EasyLink Services business ("EasyLink Services") from AT&T Corp. At the closing of the acquisition by STI of the EasyLink Services business from AT&T, we advanced $14 million to STI in the form of a loan, the proceeds of which were used to fund part of the cash portion of the purchase price to AT&T. Upon the closing of the acquisition of STI, we assumed a $35 million note issued by STI to AT&T. The $35 million note is secured by the assets of STI, including the EasyLink Services business, and the shares of our Class A common stock issued to the sole shareholder (who became an officer and director of EasyLink) in the merger. The note was payable in equal monthly installments over four years with interest at the rate of 10% per annum. In November 2001, the note, and accrued interest thereon, was exchanged for a new note in the principal amount of $10 million, 1 million shares of the Company's Class A common stock and warrants to purchase an additional 1 million shares of stock. The $10 million note is secured by the same security interests that secured the $35 million note. See Note 8 - Notes Payable for a description of the Restructuring of certain debt and lease obligations.

Upon the closing of the acquisition of STI, the Company paid to the sole shareholder of STI (who became an officer and director of EasyLink) $835,294 in cash and issued an unsecured note for approximately $9.2 million and approximately 1.9 million shares of our Class A common stock valued at approximately $22.9 million as the purchase price for the acquisition of STI. We will also pay additional consideration to the sole shareholder of STI equal to the amount of the net proceeds, after satisfaction of certain liabilities of STI and its subsidiaries, from the sale or liquidation of the assets of one of STI's subsidiaries. We also reimbursed the sole shareholder of STI for a $1.5 million advance made to STI, the proceeds of which were used to fund the balance of the cash portion of the purchase price for STI's acquisition of the EasyLink Services business and certain other obligations to AT&T. The $9.2 million note was non-interest bearing and payable in four equal semi-annual installments over two years. In November 2001, this note was exchanged for a new note in the principal amount of $2.7 million, 268,296 shares of the Company's Class A common stock and warrants to purchase 268,296 shares of stock. See Note 8 - Notes Payable for a description of the restructuring and settlement of certain debt and lease obligations.

In connection with the acquisition of STI on February 23, 2001, we also entered into a conditional commitment to acquire Telecom International, Inc. ("TII"). TII was an affiliate of STI prior to the acquisition of STI by us. The sole shareholder of STI (who became an officer and director of the Company) is a principal beneficial shareholder of TII. The purchase price for TII was originally agreed to be $117,646 in cash, a promissory note in the aggregate principal amount of approximately $1,294,118 and 267,059 shares of our Class A common stock. In order to facilitate the debt restructuring and to reduce our debt obligations and cash commitments, the parties agreed to modify our commitments in respect of TII. In lieu of acquiring TII, we purchased certain assets owned by TII for $250,000, payable in six monthly payments of $10,000 commencing May 27, 2002 and one payment of $190,000 on November 27, 2002. We also agreed to reimburse TII for up to 50% of TII's payments on certain accounts payable up to a maximum reimbursement of $200,000, to cancel a $236,490 payable owed by STI to us and to issue up to 20,000 shares of Class A common stock to TII valued at $122,000. In addition, we issued 300,000 shares of Class A common stock to TII valued at $1,890,000.

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

Allegro

On August 20, 1999, we acquired The Allegro Group, Inc. ("Allegro"). Pursuant to the terms of the merger agreement, Allegro became a wholly owned subsidiary of the Company. In connection with this acquisition, we paid approximately $3.2 million in cash and issued 110,297 shares of our Class A common stock to the shareholders of Allegro valued at $17.1 million based upon our average trading price at the date of acquisition. We also paid one-time signing bonuses of $800,000 to employees of Allegro who were not shareholders of Allegro. We were obligated to pay additional amounts based upon Allegro's achievement of specified revenue and spending targets in 2000. This contingent payment would consist of up to $3.2 million payable in cash, additional bonus payments of up to $800,000 and up to $16.0 million payable in shares of our Class A common stock based on the market value of the stock at the time of payment, up to a maximum of 200,000 shares. We also granted options to Allegro employees to purchase approximately 62,500 shares of our Class A common stock at an exercise price of $160.00 per share. These options vest quarterly over four years, subject to continued employment. This acquisition has been accounted for as a purchase business combination. On November 2, 2000, the Company settled its contingent consideration obligation with Allegro. On December 31, 2001, we paid to the former shareholders of Allegro 28,318 shares of our Class A common stock. Upon issuance of the shares, the Company adjusted the purchase price and goodwill by $139,000.

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

We were obligated to pay additional consideration to the sellers of TCOM based upon the achievement of certain objectives over an 18-month period. The additional consideration would consist of up to $1.0 million payable in cash and up to $2.75 million payable in shares of our Class A common stock based on its market value at the time of payment, although the market value shall be deemed to be not less than $40.00 per share. We also granted options to TCOM employees to purchase approximately 45,933 shares of our Class A common stock at an exercise price of $130.60 per share. These options vest quarterly over 4 years subject to continued employment. On November 1, 2000, the Company settled the 12 month portion of its contingent consideration obligation with TCOM. We paid the former shareholders of TCOM a total of $3.75 million, comprised of a cash payment of $1 million and $2.75 million in Class A common stock. The remaining portion of the contingent consideration obligation was settled with the issuance of 162,083 shares valued at approximately $1.3 million in April 2001. There are no longer any TCOM employees remaining with the Company. Accordingly, $5.1 million of goodwill was written off in 2001 and recorded as an impairment in the 2001 statement of operations.

Messaging Businesses

During the third quarter of 2000, the Company acquired two business messaging companies by issuing 71,020 shares of Class A common stock valued at approximately $4.3 million based upon the Company's average trading price at the date of acquisition. These acquisitions were accounted for as purchase business combinations.

InTandem

On April 17, 2000, in exchange for $500,000 in cash, we acquired certain source code technologies, trademarks and related contracts relating to the InTandem collaboration product ("InTandem") from IntraACTIVE, Inc., a Delaware corporation (now named Bantu, Inc., "Bantu"). On the same date, we also paid Bantu an upfront fee of $500,000 for further development and support of the InTandem product. On the same date, pursuant to a Common Stock Purchase Agreement, the Company acquired shares of common stock of Bantu representing approximately 4.6 % of Bantu's outstanding capital stock in exchange for $1 million in cash and 46,296 shares of Class A common stock, valued at approximately $3.6 million. Pursuant to the Common Stock Purchase Agreement, the Company also agreed to invest up to an additional $8 million in the form of shares of Class A Common stock in Bantu in three separate increments of $4 million, $2 million and $2 million, respectively, based upon the achievement of certain milestones in exchange for additional shares of Bantu common stock representing 3.7%, 1.85% and 1.85%, respectively, of the outstanding common stock of Bantu as of April 17, 2000. The number of shares of our Class A common stock issuable at each closing will be based on the greater of $9 per share and the average of the closing prices of our Class A common stock over the five trading days prior to such closing date. In July 2000, we issued an additional 9,259 shares of our Class A common stock valued at approximately $590,000 to Bantu in accordance with a true-up provision in the Common Stock Purchase Agreement. In September 2000, we issued an additional 44,444 shares of our Class A common stock valued at approximately $2.9 million as payment for the achievement of a milestone indicated above. In January 2001, the Company issued an additional 22,222 shares of its Class A common stock valued at approximately $285,000 as payment for the achieved milestone indicated above. The Company accounts for this investment under the cost method. During 2002 and 2001, management made assessments of the carrying value of its investment, based upon an incremental investments made by a third party, and determined that the carrying value of this cost-based investment was permanently impaired as it was in excess of its estimated fair value. Accordingly, we wrote down the value of our investment in Bantu by $1.0 million and $7.3 million in 2002 and 2001, respectively, as we determined that the decline in its value was other-than-temporary. These write-downs were recorded as an impairment of investments within other income (expense) in the 2002 and 2001 statements of operations.

3Cube

On July 14, 1999, we purchased an equity interest in 3Cube, Inc ("3Cube"). Under the agreement, we paid $1.0 million in cash and issued 8,008 shares of our Class A common stock, valued at approximately $2.0 million, in exchange for 307,444 shares of 3Cube convertible preferred stock, which represents an equity interest of less than 20% in 3Cube. We recorded this transaction under the cost method. This agreement also included a technology licensing arrangement, whereby 3Cube agreed to integrate its Internet facsimile technology into our email service across our partner network. On June 30, 2000, the Company made an additional investment in 3Cube by issuing 25,505 shares of Class A common stock valued at approximately $1.5 million in exchange for 50,411 shares of 3Cube Series C Preferred Stock. As of December 31, 2000, we owned preferred stock of 3Cube representing an ownership interest of 21% of the combined common and preferred stock outstanding of 3Cube. Accordingly, we then accounted for this investment under the equity method of accounting. Under the equity method, our proportionate share of each investee's operating losses and amortization of the investor's net excess investment over its equity in each investee's net assets is included in loss on equity investments. The effect of this change from the cost method to the equity method of accounting resulted in a decrease of the carrying value of the investment by $2.1 million which was recorded as a loss on equity investment in our 2000 statement of operations. In addition, in December 2000, we wrote down the value of our investment in 3Cube by $200,000 as it was determined that the decline in its value was other-than-temporary which was recorded as an impairment of investments within other income (expense) in our 2000 statement of operations. See the section on Impairment Charges included in the Results of Operations section below for additional information. In 2001, we sold this investment for its carrying value of $2 million.

Discontinued Operations

In March 2000, we formed World.com, Inc. in order to develop our portfolio of domain names into independent web properties and subsequently acquired or formed its subsidiaries Asia.com, Inc. and India.com, Inc., in which World.com was the majority owner. On March 30, 2001, we announced our intention to sell all assets not related to our core outsourced messaging business including Asia.com, Inc., India.com, Inc. and our portfolio of domain names. Accordingly, World.com has been reflected as a discontinued operation.

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

During the fourth quarter of 2000, we wrote off approximately $7.8 million of goodwill, as it was determined that the carrying value had become permanently impaired as a result of our November 2, 2000 decision, as approved by the Board of Directors, to sell all assets not related to our core messaging business, including our Asia-based businesses. Please see the discussion on Impairment Charges included in the Results of Operations and Liquidity and Capital Resources sections below for additional information.

In addition, we were obligated to issue up to an additional 71,990 shares of Class A common stock in the aggregate to the former stockholders of eLong.com if EasyLink or Asia.com acquired less than $50.0 million in value of businesses engaged in developing, marketing or providing consumer or business internet portals and related services focused on the Asian market or a portion thereof, or businesses in furtherance of such a business, prior to March 14, 2001. The actual amount of shares to be issued was based upon the amount of any shortfall in acquisitions below the $50.0 million target amount. Based upon the value of the acquisitions completed as of March 14, 2001, we issued approximately 7,500 shares of our Class A common stock to the former stockholders of eLong.com. See
Note 10 to our consolidated financial statements for additional information.

In the merger, certain former stockholders of eLong.com retained shares of Class A common stock of Asia.com representing approximately 4.0% of the outstanding common stock of Asia.com. Under a separate Contribution Agreement with Asia.com these stockholders contributed an aggregate of $2.0 million in cash to Asia.com in exchange for additional shares of Class A common stock of Asia.com, representing approximately 1.9% of the outstanding common stock of Asia.com. Pursuant to the Contribution Agreement, we (1) contributed to Asia.com the domain names Asia.com and Singapore.com and $10.0 million in cash and (2) agreed to contribute to Asia.com up to an additional $10.0 million in cash over the next 12 months and to issue, at the request of Asia.com, up to an aggregate of 24,242 shares of Class A common stock for future acquisitions. As a result of the transactions effected pursuant to the Merger Agreement and the Contribution Agreement, we initially owned shares of Class B common stock of Asia.com representing approximately 94.1% of the outstanding common stock of Asia.com. Our ownership percentage decreased to 92% as of December 31, 2000. Asia.com granted to management employees of Asia.com options to purchase Class A common stock of Asia.com representing, as of December 31, 2000, 9% of the outstanding shares of common stock after giving effect to the exercise of such options.

During the second quarter of 2000, Asia.com acquired three companies for approximately $18.4 million, including acquisition costs. Payments consisted of cash approximating $500,000, 192,618 shares of our Class A common stock valued at approximately $11.6 million and 467,345 shares of Asia.com Class A common stock valued at approximately $6.1 million, all of which were based upon our average trading price on the dates of acquisition.

During the fourth quarter of 2000, approximately $12 million of goodwill was written off as we determined that the carrying value of the goodwill associated with one of these acquisitions focused on the wireless sector had become permanently impaired as a result of our November 2, 2000 decision, as approved by the Board of Directors, to sell all assets not related to our core messaging business, including our Asia-based businesses. See the discussion on Restructuring Charges included in the Results of Operations section below for additional information.

Under a stock purchase agreement associated with one of the Asia.com acquisitions, we agreed to pay a contingent payment of up to $5 million if certain wireless revenue targets are reached after the closing. The contingent payment was payable in our Class A common stock, cash or, under certain circumstances, Asia.com Class A common stock. We determined that these targets were never achieved.

On May 3, 2001, our majority owned subsidiary Asia.com, Inc. sold its business to an investor group. Under the terms of the sale, the buyer paid Asia.com $1.5 million and assumed eLong.com liabilities of approximately $1.5 million. The consideration paid was determined as a result of negotiations between the buyer and us. In addition, we issued 20,000 shares of its Class A common stock valued at $138,000 in exchange for the cancellation of certain options granted to the former owners of eLong.com. The Company accounted for this transaction as part of the sale of the business of Asia.com. As a result of the sale, we recorded a loss on the sale of eLong.com, Inc. of $264,000. After the closing of the sale, we issued 36,232 shares to eLong.com, Inc. in 2001 as full satisfaction of an indemnity obligation. The indemnity obligation arose out of eLong.com's settlement of a claim brought by former Lohoo shareholders for a contingent payment. Lohoo was previously acquired by eLong.com, Inc.

On March 16, 2000, in exchange for $2 million in cash and 18,569 shares of our Class A common stock valued at approximately $2.9 million, we acquired a domain name from and made a 10% investment in Software Tool and Die, a Massachusetts Corporation. Software Tool and Die is an Internet Service Provider and provides Web hosting services. We concluded that the carrying value of this cost-based investment was permanently impaired based on the achievement of business plan objectives and milestones and the fair value of the investment relative to our carrying value. During the fourth quarter of 2000, we recorded an impairment charge of $4.2 million due to an other-than-temporary decline in the value of this investment due to the decrease in net book value of the investment caused by its losses, as well as a result of our November 2, 2000 decision, as approved by the Board of Directors, to sell all assets not related to its core messaging business, including its Asia-based businesses. This amount was recorded as an impairment of investments within other income (expense) in our 2000 statement of operations. Please see the section on Impairment Charges included in the Results of Operations section below for additional information.

On March 31, 2000, we acquired a Mauritius entity, which in turn owned 80% of an Indian subsidiary, to facilitate future investments in India. The terms were $400,000 in cash and a $1 million 7% note payable due one year from closing. In June 2000, we acquired through the Mauritius entity the remaining 20% of the Indian subsidiary for $2.2 million in cash. In connection with this acquisition, we incurred a $1.8 million charge related to the issuance of 10,435 shares of Class A common stock, as compensation for services performed, and we paid $200,000 cash and an additional $200,000 payable in our Class A common stock as compensation for employees. In October 2001, we sold 90% of the shares of our Multiple Zones Prvt. Ltd. Subsidiary. We recorded a nominal gain on the transaction.

During the second quarter of 2001, we acquired a US and India based company for approximately $600,000, including acquisition costs. The terms were $300,000 in cash and 19,600 shares of our Class A common stock valued at approximately $272,000 based upon our average trading price surrounding the date of acquisition. The acquisition was accounted for as a purchase business combination. The excess of the purchase price over the fair market value of the assets acquired and assumed liabilities has been allocated to goodwill ($831,000), which was being amortized over a period of three years, the expected estimated period of benefit. We subsequently transferred this acquired business to the former management of its India.com subsidiary. As part of the transaction, the transferred business assumed all of the liabilities of the transferred business and certain liabilities of India.com. In consideration for the assumption of these liabilities, we contributed to the transferred business immediately prior to the sale in January 2002 56,075 shares of Class A common stock valued at $0.3 million and $300,000 in cash.

On November 24, 1999, we acquired iFan, Inc. ("iFan"), which owns various domain names. The acquisition has been accounted for as an acquisition of assets. iFan had limited operations. We issued 7,270 shares of our Class A common stock valued at approximately $1.6 million. The value was determined by using the average of our Class A common stock around the closing date, which occurred simultaneously with the announcement date. In addition, all outstanding iFan, stock options were converted into 1,697 non-qualified stock options of EasyLink at a weighted-average exercise price of $114.10 per share. The value ascribed to the options using the Black Scholes pricing model ($370,000) was part of the $2.1 million purchase price. The excess of the purchase price over the net book value of the domain assets acquired of iFan has been allocated to other intangible assets (non-compete agreements). Such amount was being ratably amortized over a period of three years. In December 2000, we wrote off $160,000 of domain names as part of our restructuring program. Please see the Restructuring section below for additional information.

RESULTS OF OPERATIONS - 2002 and 2001

Revenues

Revenues in 2002 were $114.4 million as compared to $123.9 million in 2001. The decrease of $9.5 million occurred even though revenues from our acquisition of STI in 2001, including the EasyLink Services business acquired by STI from AT&T Corp., were included for the full year 2002 as compared to the shorter 2001 period from February 23, 2001, the date of acquisition, through December 31, 2001. The decrease in 2002 revenues was partially due to lower volumes associated with our production messaging services and negotiated customer price reductions. Also impacting comparative results were (1) a decrease in advertising revenues of $1.6 million as a result of the sale of our advertising network in March 2001 and (2) the loss of $1.5 million in email hosting revenues resulting from the termination of a hosting arrangement related to the sale of our advertising network.

Revenues for 2002 and 2001 consist almost entirely of revenues from providing information exchange services to businesses which are derived from electronic data interchange services or "EDI"; production messaging services; integrated desktop messaging services; boundary and managed email services; and other services largely consisting of legacy fax services. In 2001, $1.6 million or 2% of our revenues were from our advertising network, which included barter revenues of $0.6 million.

Cost of Revenues

Cost of revenues in 2002 decreased to $57.6 million as compared to $75.9 million in 2001. The reduction in our cost of revenues resulted in a gross profit of 50% in 2002, representing an improvement of 11 percentage points over the 2001 results of 39%. Cost of revenues consists primarily of costs directly related to the delivery of EDI, telex, fax and email messages. It includes depreciation of equipment used in our computer systems; the cost of telecommunications services including local access charges, leased network backbone circuit costs and long distance domestic and international termination charges; licensing charges for third party network software; and personnel costs associated with our systems, databases and support services. In addition, as it related to our advertising network in 2001, we included the cost of barter trades.

The reduction in cost of revenues in 2002, both in total amount and as a percentage of revenues, and the increase in gross profit percentage, is attributable to the increase in higher margin revenues from the STI acquisition, including the EasyLink Services business, the on-going benefit of cost reduction programs implemented throughout 2001 and 2002; $3.3 million of reduced charges for network support under the transition services agreement; $6.1 million in lower depreciation charges; negotiated costs reductions in certain telecommunications services; and the elimination of $2.0 million of costs associated with our advertising network business that was sold in March 2001.

Sales and Marketing Expenses

Sales and marketing expenses were $20.2 million in 2002 as compared to $28.2 million for 2001, representing a decrease of $7.9 million. In 2001 the Company recognized $1.6 million in gains related to favorable advertising and marketing cost settlements which were recorded as a reduction of our sales and marketing expenses in 2001. Without these net cost reductions in 2001, sales and marketing expenses for 2002 in comparison to 2001 would have decreased by $9.5 million. The decrease from year to year was primarily due to eliminating $4.1 million in costs associated with our advertising network business that was sold on March 31, 2001; $2.9 million in reduced domestic employee related sales expenses; and $0.7 million in reduced advertising spending. Included in this category are costs related to salaries and commissions for sales, marketing and business development personnel and costs associated with various campaigns mostly conducted in 2001 to build our brand.

General and Administrative Expenses

General and administrative expenses were $28.7 million during 2002 as compared to $41.4 million during 2001. The $12.7 million decrease was primarily attributable to $1.8 million in reduced charges under the TSA as support for these administrative functions from AT&T ceased in 2001; $2.0 million in reduced costs for consultants without a corresponding increase in salaries and related costs; the reversal of $0.6 million of prior years' accrued employee cash bonuses in 2002 and a decrease of $3.4 million in our provision for doubtful accounts for 2002 as compared to 2001 due to enhanced billing and collection efforts. General and administrative expenses primarily consist of compensation and other employee costs for corporate office functions, customer support and customer billing operations. This cost category also includes our provision for doubtful accounts and corporate wide overhead expenses.

Product Development Expenses

Product development costs, which consist primarily of personnel and consultants' time and expense to research, conceptualize and test product launches and enhancements to our products, were $7.4 million in 2002 as compared to $9.2 million in 2001. The prior year's costs were significantly higher as the first quarter of 2001 included the development expenses related to our advertising network, which we sold on March 31, 2001 and we utilized consultants to a greater degree during 2001.

Amortization of Goodwill and Other Intangible Assets and Impairment of Intangible Assets

Amortization of intangible assets decreased to $6.8 million in 2002 as compared to $52.1 million in 2001 as a result of the adoption of SFAS No. 142 - "Goodwill and Other Intangible Assets". This standard eliminates goodwill amortization upon adoption and requires an initial assessment for goodwill impairment within six months of adoption and at least annually thereafter. For the year ended December 31, 2001, goodwill amortization from continuing operations was $43.1 million or $2.57 per share and $3.9 million or $0.23 per share from discontinued operations.

The following unaudited pro forma disclosure presents the adoption of Statement 142 as if it had occurred at the beginning of all periods presented:

                                                                                         Year Ended December 31,
                                                                                         -----------------------
(In thousands, except per share amounts)                                         2002                2001             2000
                                                                               --------           ---------         ---------
Loss from continuing operations..............................                  $ (85,848)         $(144,038)        $(158,903)
Add back: Goodwill amortization..............................                          -             40,376            38,761
Adjusted loss from continuing operations.....................                    (85,848)          (103,662)        $(120,142)

Loss from discontinued operations............................                          -            (63,027)        $ (70,625)
Add back: Goodwill amortization..............................                          -              3,851            19,963
Adjusted loss from discontinued operations...................                          -            (59,176)          (50,662)
Extraordinary gain...........................................                          -                782                 -

Adjusted net loss............................................                  $ (85,848)         $(162,056)         (170,804)

Basic and diluted net loss per share:
Loss from continuing operations..............................                  $   (5.13)         $  (15.26)        $  (27.79)
Goodwill amortization from continuing operations.............                          -               4.28              6.78
Adjusted loss from continuing operations.....................                  $   (5.13)            (10.98)           (21.01)

Loss from discontinued operations............................                          -              (6.68)           (12.35)
Goodwill amortization from discontinued operations...........                          -               0.41              3.49
Adjusted loss from discontinued operations...................                          -              (6.27)            (8.86)

Extraordinary gain...........................................                          -               0.08                 -

Adjusted net income (loss)...................................                  $   (5.13)         $  (17.17)        $  (29,87)

Weighted average basic and diluted shares outstanding .......                     16,733              9,442             5,718

Although SFAS No. 142 requires disclosure of these amounts to reflect the impact of adoption on the Company's results for the years ending December 31, 2001 and 2000, had goodwill not been amortized and been added back, the effect would have resulted in additional impairment charges being recorded in each of the respective years.

In connection with the adoption of Statement 142 on January 1, 2002, we reclassified $3.6 million in net book value associated with assembled workforce to goodwill.

Upon initial adoption, we completed an assessment with the assistance of an independent appraiser and determined that there was no impairment.

In connection with our annual assessment in the fourth quarter of 2002, a third party impairment assessment was completed which indicated that there was an impairment of goodwill. The current economic and market conditions have led to forecasts with lower growth rates and a significantly lower market cap for the Company. Accordingly, a fair value analysis was performed on the Company's goodwill, other intangible assets and other long lived assets. This resulted in an aggregate impairment of $78.8 million which is included in the 2002 loss from continuing operations which is attributable to current economic and market conditions. In 2001, we recorded $62.2 million in goodwill impairment charges associated with our NetMoves and professional services acquisitions. The impairment charges in 2001 resulted from our previously employed business review process, based on quantitative and qualitative measures, and the assessment of the need to record impairment losses on long-lived assets used in operations when impairment indicators are present.

Restructuring Charges

During 2002 and 2001, restructuring charges of $2.3 million and $25.3 million, respectively were recorded by us in accordance with the provisions of EITF 94-3, and Staff Accounting Bulletin 100. During 2002, our restructuring charges were related to the relocation and consolidation of our New Jersey-based corporate office facilities into one location and a similar consolidation of our office facilities in England. For 2001, our restructuring initiatives were related to our strategic decisions to exit the consumer messaging business and to focus on our outsourced messaging business. The 2001 restructuring program also included an incremental reduction in the workforce of approximately 150 employees resulting in a restructuring charge of approximately $1.2 million. In addition, asset disposals of $24.1 million reflect write-downs of excess fixed assets and other assets to their net realizable values.

Gain or loss on the sale of businesses

Gains on sales of businesses in 2002 included $300,000 attributable to the sale of our customer contracts for hosted email services (NIMS) and $126,000 attributable to the sale of a software and consulting business in Europe. Loss on sale of businesses of $1.8 million in 2001 represents the loss incurred from the sale of our advertising network in March 2001.

Other Income (Expense), Net

Other income (expense), net includes interest income from our cash investments and marketable securities; interest expense related to our 7% Convertible Note offering, other notes payable and capital lease obligations; gains on debt restructuring and settlements; and gains, losses and impairment charges related to investments.

Interest income for the year ended December 31, 2002 was $189,000 as compared to $565,000 in 2001. The decrease in 2002 was principally due to lower cash balances and lower interest rates.

Interest expense was $4.8 million in 2002 as compared to $10.4 million in 2001. The $5.6 million decrease was due to reductions in the total debt balances outstanding during 2002 as compared to 2001 as a result of the exchange transactions and debt restructurings completed in 2001 as described below. In addition, no interest expense is recognized on the notes issued in connection with the exchange transactions or on the restructured notes issued to AT&T and the former shareholder of STI (who became an officer and director of the Company) in accordance with FASB Statement No. 15 "Accounting by Debtors and Creditors for Troubled Debt Restructurings" (See Note 8 to the Consolidated Financial Statements).

Gain on Debt Restructuring and Settlements

2002 Transactions

On July 15, 2002, we entered into an agreement to repurchase a 12% senior convertible note and related obligations in the amount of $0.5 million for $90,000 in cash and 5,415 shares in Class A common stock, valued at approximately $6,000. This transaction was accounted for in accordance with Financial Accounting Standards Board Statement No. 15 ("FASB No.15"), "Accounting by Debtors and Creditors for Troubled Debt Restructurings." As a result of this transaction, we recorded a $0.4 million gain in 2002.

On September 27, 2002, we entered into an agreement to repurchase 10% senior convertible notes in the amount of $4.95 million for $495,000. This transaction was accounted for in accordance with FASB No.15), "Accounting by Debtors and Creditors for Troubled Debt Restructurings." As a result of this transaction, we recorded a $6.2 million gain in 2002 which includes the impact of a $1.7 million reversal of capitalized interest previously recognized in connection with the February 14, 2001 exchange agreement related to such notes.

2001 Transactions

Gain on debt restructuring in 2001 primarily relates to the issuance of $23.8 million principal amount of 10% Senior Convertible Notes in exchange for the cancellation of $75.9 million principal amount of 7% Convertible Subordinated Notes and the subsequent exchange of $2.5 million of the new 10% Senior Convertible Notes for 1.4 million shares of our Class A Common Stock. In accordance with FASB No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructuring" ("FASB No. 15"), we recorded gains of $40.4 million on these exchange transactions.

During the third quarter of 2001, pending the completion of the subsequent restructuring referred to below, we issued $16.3 million of interim notes, bearing interest at a rate of 12% per annum, in exchange for present and future lease obligations in the amount of $15.1 million. These notes were cancelled upon completion of the fourth quarter debt restructuring. This interim transaction resulted in a loss of $1.1 million in accordance with FASB No. 15.

We also recorded net gains of $8.6 million upon the completion in November 2001 of the restructuring of certain debt and lease obligations in accordance with FASB No. 15. Approximately $63.0 million of debt and equipment lease obligations were exchanged for approximately $20.0 million of 12% restructured notes due in installments from June 2003 through June 2006, 2.0 million shares of Class A common stock valued at $6.10 per share and warrants to purchase 1.8 million of shares of Class A common stock valued at $6.10 per share.

The restructure notes bear interest at a rate of 12% per annum and mature five years from the date of the debt restructuring. We may elect to defer payment of accrued interest on a portion of the restructure notes until various dates commencing June 2003 and may elect to pay accrued interest on other restructure notes in shares of Class A common stock having a market value at the time of payment equal to 120% of the interest payment due.

The restructure notes issued to AT&T Corp. and the former shareholder of STI have been accounted for in accordance with FASB No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings." Because the total future cash or share payments specified by the terms of these restructure notes, including both payments designated as interest and those designated as principal, are less than the carrying amount of these restructure notes, the Company was required to reduce the carrying amount of the original notes exchanged for the restructure notes issued to AT&T and such former STI shareholder to an amount equal to the total future cash payments specified by the new terms. In future periods, all payments under the terms of the restructure notes for which future interest was included in the carrying amounts of such notes shall be accounted for as reductions of such carrying amounts, and no interest expense shall be recognized on such notes for any period between the respective dates of commencement of the accrual of interest on such notes and the maturity dates of such notes.

The $7.8 million gain recorded on the debt restructuring was calculated based on the amount of the total reduction in carrying values of the original restructure obligations as compared to the carrying values of the restructure notes minus the amount of the contingent share issuance obligation of $1.1 million recorded by us due to the assumed payment of interest on a portion of the restructure notes in shares of Class A common stock as described above.

Impairment of Investments

As indicated above, management performs on-going business reviews and, based on quantitative and qualitative measures, assesses the need to record impairment losses on its investments when impairment indicators are present. Management determined that the decline in value of its cost investments in Bantu, Inc., BulletN.net and OnView was other-than-temporary and recorded charges of $1.5 million and $10.1 million for the years ended December 31, 2002 and 2001, respectively.

Discontinued Operations

In 2001, the loss from discontinued operations includes the results and other costs related to our discontinuance of our World.com business including subsidiaries, Asia.com, Inc. and India.com Inc. The $63.0 million loss from discontinued operations included a write-down of $56.4 million of assets, primarily goodwill, to net realizable value, operating losses of $4.5 million, severance and related benefits of $1.3 million and other related costs and expenses including the closure of facilities of $0.8 million. In 2000, the loss from discontinued operations included $58.4 million of operating losses and $12.2 million of write-downs of goodwill and other intangible assets in connection with the decision to abandon two of World.com's Asian based businesses.

Extraordinary Gain

During July 2001, we acquired the assets of GN Comtext ("GN") for $1. Additionally, we received a $1.1 million unsecured interest free loan from the former parent company of GN, GN Store Nord A/S, which was paid in the fourth quarter of 2001, and received approximately $175,000 for transition services which were recorded as a reimbursement of costs during the third quarter of 2001 and will collect and retain a percentage of certain accounts receivable collected on behalf of GN. GN offers value-added messaging services to over 3,000 customers ranging from small business to multi-national companies around the world. The excess of fair market value of the assets acquired and the liabilities assumed over the purchase price resulted in negative goodwill of $782,000 which was recognized as an extraordinary gain , in accordance with the provisions of FASB Statement No. 141," Business Combinations."

RESULTS OF OPERATIONS - 2001 and 2000

Revenues

Revenues in 2001 were $123.9 million as compared to $52.7 million in 2000. The increase of $71.2 million was due primarily to revenues from our acquisition of STI on February 23, 2001, including the EasyLink Services business acquired by STI from AT&T Corp. The increased revenues from the acquisition were partially offset by reductions in our advertising network revenues as a result of the sale of the advertising network in March 2001.

Business messaging revenues for the year ended December 31, 2001 were $121.7 million as compared to $29.0 million in 2000. Business messaging includes revenues derived from message delivery services such as electronic data interchange or "EDI", telex, desktop fax, broadcast and production messaging; managed e-mail and groupware hosting services; and services that protect corporate e-mail systems such as virus protection, spam control and content filtering.

Advertising network revenues, including subscription services and domain name sales, amounted to $2.2 million in 2001 as compared to $23.7 million in 2000. The significant decrease in these revenues in 2001 is attributable to the sale of our advertising network in March 2001. Included in advertising network revenues are barter revenues of $0.6 million and $4.3 million for the years ended December 31, 2001 and 2000, respectively.

Cost of Revenues

Cost of revenues increased in the year ended December 31, 2001 to $75.9 million as compared to $49.2 million in 2000. The increase in 2001 over 2000 was the result of increased revenues but as a percentage of revenues these costs decreased, particularly in 2001 with the inclusion of higher margin revenues from the acquisition of STI, including the EasyLink Services business. Gross margin in 2001 improved to 39% as compared to 7% in 2000.

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

Sales and Marketing Expenses

Sales and marketing expenses were $28.2 million in 2001 as compared to $52.1 million in 2000. In 2001, these costs primarily relate to business messaging but in 2000, the most significant costs were related to our advertising network. Accordingly, the $23.8 million decrease in 2001 is primarily due to the reduction and eventual elimination of advertising network expenditures in anticipation of and the eventual sale of that business in March 2001. Partially offsetting this cost reduction was an increase in sales and marketing expenses for business messaging in support of the expanded business from the STI/EasyLink Services acquisition in February 2001. The costs for business messaging primarily consist of salaries, commissions and other related expenses for sales, marketing and business development employees, third party agent commissions and payments to marketing consultants.

General and Administrative Expenses

General and administrative expenses were $41.4 million in 2001 as compared to $32.8 million in 2000. The $8.3 million increase was attributable to increased personnel and other costs in connection with the expanded business from the STI/EasyLink Services acquisition in February 2001. General and administrative expenses consist primarily of compensation and other employee costs including customer support, customer billing operations and other corporate functions as well our provision for doubtful accounts and overhead expenses.

Product Development Expenses

Product development costs were $9.2 million in 2001 as compared to $17.1 million in 2000. In 2001 product development costs relate exclusively to business messaging as development for the advertising network was eliminated with our decision to sell that business. Product development costs consist primarily of personnel and consultants' time and expense to research, conceptualize, and test product launches and enhancements to all messaging products.

Amortization of Goodwill and Other Intangible Assets, Write-Off of Acquired In-Process Technology and Impairment of Intangible Assets

Goodwill represents the excess of the purchase price of acquisitions over the fair market value of the net assets acquired and was being amortized over a 3 to 5 year period through December 31, 2001. Amortization of goodwill and other intangible assets increased to $52.1 million in 2001 as compared to $40.0 million in 2000 largely as a result of the goodwill amortization related to the STI/EasyLink acquisition in February 2001.

The write-off of $7.7 million of acquired in-process technology was attributable to the NetMoves transaction in 2000.

Impairment of intangible assets of $62.2 million included the write-offs of $60 million and $2.2 million of goodwill associated with the NetMoves and professional services acquisitions, respectively, as an impairment charge in 2001. The impairment charge in 2001 resulted from our on-going business review, based on quantitative and qualitative measures, and assessment of the need to record impairment losses on long-lived assets used in operations when impairment indicators are present. Management determined the amount of the impairment charge by comparing the carrying value of goodwill and other long-lived assets to their fair values. These evaluations of impairments are based upon an achievement of business plan objectives and milestones of each business, the fair value of each ownership interest relative to its carrying value, the financial condition and prospects of the business and other relevant factors. The business plan objectives and milestones that are considered include among others, those related to financial performance, such as achievement of planned financial results and completion of capital raising activities, if any, and those that are not primarily financial in nature, such as launching or enhancements of a web site or product, the hiring of key employees, the number of people who have registered to be part of the associated business' web community, and the number of visitors to the associated business' web site per month. Management determines fair value based on a combination of the discounted cash flow methodology, which is based on converting expected cash flows to present value and the market approach, which includes analysis of market price multiples of companies engaged in lines of business similar to the business being evaluated. The market price multiples are selected and applied to the business based on the relative performance, future prospects and risk profile of the business in comparison to the guideline companies.

Restructuring Charges

During 2001 and 2000, restructuring charges of $25.3 million and $5.3 million, respectively, were recorded by us in accordance with the provisions of EITF 94-3, and Staff Accounting Bulletin 100. Our 2001 restructuring initiatives are related to our strategic decisions to exit the consumer messaging business and to focus on the Company's outsourced messaging business. During 2001, the Company's restructuring program included an incremental reduction in the workforce of approximately 150 employees. Employees affected by the restructuring were notified by direct personal contact and by written notification. The remaining employee benefit termination amounts were paid out in 2002. In addition, asset disposals of $24.1 million reflect write-downs of excess fixed assets and other assets to their net realizable values. The lease abandonments represent the cost to exit the facility leases. The remaining amounts are to be paid out over the next 3 years which corresponds to the terms of the lease.

Loss on Sale of Businesses

Loss on sale of businesses of $1.8 million represents the loss incurred from the sale of our advertising network in March 2001.

Other Income (Expense), Net

Other income (expense), net includes interest income from our cash investments and marketable securities; interest expense related to our 7% Convertible Note offering, other notes payable and capital lease obligations; and gains, losses and impairment charges related to investments.

Interest income for the year ended December 31, 2001 was $0.6 million as compared to $4.7 million in 2000. The decrease in 2001 was principally due to lower cash balances and lower interest rates.

Interest expense was $10.4 million in 2001 as compared to $9.8 million in 2000. Although interest expense remained relatively consistent in 2001 as compared to 2000, the $0.6 million increase represents the net effect of additional interest charges in 2001 on debt obligations related to the STI acquisition and reduced interest charges on our 7% Convertible Notes as a result of exchange transactions on $75.9 million of the 7% Convertible Notes for $23.8 million of 10% Senior Convertible Notes and from the non-recognition of interest expense on the new notes in accordance with FASB No. 15.

Gain on Debt Restructuring and Settlements

Gain on debt restructuring in 2001 primarily relates to the issuance of $23.8 million principal amount of 10% Senior Convertible Notes in exchange for the cancellation of $75.9 million principal amount of 7% Convertible Subordinated Notes and the subsequent exchange of $2.5 million of the new 10% Senior Convertible Notes for 1.4 million shares of our Class A Common Stock. In accordance with FASB No. 15, we recorded gains of $40.4 million on these exchange transactions.

During the third quarter of 2001, pending the completion of the subsequent restructuring referred to below, we issued $16.3 million of interim notes, bearing interest at a rate of 12% per annum, in exchange for present and future lease obligations in the amount of $15.1 million. These notes were cancelled upon completion of the fourth quarter debt restructuring. This interim transaction resulted in a loss of $1.1 million in accordance with FASB No. 15.

We also recorded net gains of $8.6 million upon the completion in November 2001 of the restructuring of certain debt and lease obligations in accordance with FASB No. 15. Approximately $63.0 million of debt and equipment lease obligations were exchanged for approximately $20.0 million of 12% restructured notes due in installments from June 2003 through June 2006, 2.0 million shares of Class A common stock valued at $6.10 per share and warrants to purchase 1.8 million of shares of Class A common stock valued at $6.10 per share.

The restructure notes bear interest at a rate of 12% per annum and mature five years from the date of the debt restructuring. We may elect to defer payment of accrued interest on a portion of the restructure notes until various dates commencing June 2003 and may elect to pay accrued interest on other restructure notes in shares of Class A common stock having a market value at the time of payment equal to 120% of the interest payment due.

The restructure notes issued to AT&T Corp. and the former shareholder of STI have been accounted for in accordance with FASB No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings." Because the total future cash or share payments specified by the terms of these restructure notes, including both payments designated as interest and those designated as principal, are less than the carrying amount of these restructure notes, the Company was required to reduce the carrying amount of the original notes exchanged for the restructure notes issued to AT&T and such former STI shareholder to an amount equal to the total future cash payments specified by the new terms. In future periods, all payments under the terms of the restructure notes for which future interest was included in the carrying amounts of such notes shall be accounted for as reductions of such carrying amounts, and no interest expense shall be recognized on such notes for any period between the respective dates of commencement of the accrual of interest on such notes and the maturity dates of such notes.

The $7.8 million gain recorded on the debt restructuring was calculated based on the amount of the total reduction in carrying values of the original restructure obligations as compared to the carrying values of the restructure notes minus the amount of the contingent share issuance obligation of $1.1 million recorded by us due to the assumed payment of interest on a portion of the restructure notes in shares of Class A common stock as described above.

Impairment of Investments

As indicated above, management performs on-going business reviews and, based on quantitative and qualitative measures, assesses the need to record impairment losses on its investments when impairment indicators are present. Management determined that the decline in value of its cost investments in Bantu, Inc., BulletN.net and On View was other-than-temporary and recorded charges of $10.1 million for the year ended December 31, 2001. In 2000, as a result of sequential declines in the operating results of 3Cube, management made an assessment of the carrying value of its equity investment and determined that it was in excess of its estimated fair value. Consequently, we wrote down our investment and recorded an impairment charge of $200,000 in 2000.

Discontinued Operations

The loss from discontinued operations includes the results and other costs related to the discontinuance of our World.com business including subsidiaries, Asia.com, Inc. and India.com, Inc. In 2001, the $63.0 million loss from discontinued operations included a write-down of $56.4 million of assets, primarily goodwill, to net realizable value, operating losses of $4.5 million, severance and related benefits of $1.3 million and other related costs and expenses including the closure of facilities of $0.8 million. In 2000, the loss from discontinued operations included $58.4 million of operating losses and $12.2 million of write-downs of goodwill and other intangible assets in connection with the decision to abandon two of World.com's Asian based businesses.

Extraordinary Gain

During July 2001, we acquired the assets of GN Comtext ("GN") for $1. Additionally, we received a $1.1 million unsecured interest free loan from the former parent company of GN, GN Store Nord A/S, which was paid in the fourth quarter of 2001, and received approximately $175,000 for transition services which were recorded as a reimbursement of costs during the third quarter of 2001 and will collect and retain a percentage of certain accounts receivable collected on behalf of GN. GN offers value-added messaging services to over 3,000 customers ranging from small business to multi-national companies around the world. The excess of fair market value of the assets acquired and the liabilities assumed over the purchase price resulted in negative goodwill of $782,000 which was recognized as an extraordinary gain, in accordance with the provisions of FASB Statement No. 141, "Business Combinations."

Liquidity and Capital Resources

Since our inception, we have obtained financing through private placements of convertible debt and equity securities, equipment leases, our initial public offering and through a convertible debt offering. In January 2000, we received net proceeds of $96.1 million from our convertible debt offering. During the first three quarters of 2001, we raised approximately $14.1 million from the issuance of 10% Senior Convertible Notes and $3.0 million from the issuance of Class A common stock. In the fourth quarter of 2001, we raised an additional $7.1 million. Of the $7.1 million, $5.7 million was raised through the issuance of 1,460,000 shares of Class A common stock and $1.3 million was raised through the issuance of senior convertible notes. These notes are convertible at $2.50 per share. The beneficial conversion feature of $1.1 million is being amortized over 5 years. See Note 8 Notes Payable. We also financed the majority of our capital expenditures in 2000 and 1999 through lease lines. In 2002, we did not obtain any new financings.

The $7.1 million raised in the fourth quarter of 2001, along with certain stock issuances in lieu of payment of outstanding liabilities, enabled us to meet a $10 million financing requirement for the restructuring of approximately $63 million of debt and capital lease obligations. The restructuring substantially improved our liquidity. The $63 million of debt and capital lease obligations were exchanged for approximately $20 million principal amount of new notes, 1.97 million shares of Class A common stock valued at $12.0 million and warrants to purchase 1.8 million shares of Class A common stock valued at $6.10 per share. The new notes issued in the restructuring are payable in installments commencing June 2003 and extending through June 2006. Interest on the new notes started accruing from various dates commencing June 1, 2001 and payments of interest are either deferred until June 2003 or later or are payable in Class A common stock. See Note 8 - Notes Payable. As part of the restructuring, we also settled certain lease equipment obligations having an original cost of $22.5 million and satisfied certain other obligations for approximately $3.7 million in cash and approximately 820,000 shares of Class A common stock valued at $0.5 million.

Net cash provide from or (used in) operations was $1.7 million for the year ended December 31, 2002, $(1.4) million for the year ended December 31, 2001 and $(76.3) million for the year ended December 31, 2000. The results in 2002 and 2001 in comparison to 2000 reflect the change in business strategy pursuant to which we acquired STI, including the EasyLink Services business, and sold our advertising network business in the first quarter of 2001.

Net cash used in investing activities was $3.1 million, $3.2 million and $12.8 million in 2002, 2001 and 2000 respectively. In 2002 cash was used for capital equipment purchase of $3.5 million net of $0.4 million of proceeds from the sales of businesses. For 2001, cash used for capital equipment purchases amounted to $5.3 million and cash used for acquisitions, mostly related to the STI transaction, was $15.3 million. Offsetting these 2001 uses were $12.5 million in proceeds from the sales and maturities of marketable securities, $2.0 million from the sales of investments and $4.6 million from the sales of businesses. In 2000 capital equipment purchases amounted to $5.3 million, net purchases of marketable securities amounted to $5.3 million and other activities accounted for the balance of $2.2 million of cash used for investing activities.

Net cash (used in) or provided from financing activities was $(1.9) million for the year ended December 31, 2002 in comparison to $16.7 million and $85.7 million for the years ended December 31, 2001 and 2000. As described above we obtained substantial financing in 2000 and 2001 but none in 2002. Payments for debt service and capital leases, representing the more significant cash used for financing activities amounted to $2.3 million in 2002, $9.1 million in 2001 and $13.2 million in 2000.

As of December 31, 2002, our major commitments consist of $24.1 million principal amount of 7% Convertible Subordinated Notes due in February 2005; $31 million principal amount of 10% Senior Convertible Notes due in January 2006; and $19.1 million principal amount of 12% restructure notes payable in 13 equal quarterly installments beginning in June 2003. A portion of the restructure notes are also subject to mandatory prepayments out of a portion of the proceeds of future financings by us. Our capital lease and operating lease commitments for 2003 are approximately $3.6 million. Our cash interest payment obligations are approximately $4.5 million during 2003 and our scheduled principal repayment obligations are approximately $3.6 million during 2003, in each case after giving effect to the elimination of debt on or before March 31, 2003 but without giving effect to the elimination of any debt after March 31, 2003. We also have minimum purchase commitments to telecommunications services providers. See Part I, Item 1 "Business Description--Telecommunications Services."

For each of the years ended December 31, 2002, 2001 and 2000, we received a report from our independent accountants containing an explanatory paragraph stating that we suffered recurring losses from operations since inception and have a working capital deficiency that raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. We believe our ability to continue as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to obtain additional financing or refinancing as may be required, to restructure our debt service obligations and ultimately to achieve profitable operations. Throughout 2001, management improved the Company's operations and liquidity through a variety of actions, including the acquisition and integration of STI/EasyLink Services, a reduction of its workforce, the sale or closure of all of its World.com businesses, and the sale of its advertising network. In addition, management successfully raised over $20 million in cash financing during 2001. In 2002, management continued the process of improving the Company's operations through further cost reductions to the point that net cash of $1.7 million was provided from operations for the year.

During 2003, the Company plans to continue the efforts that it implemented successfully throughout 2002 and 2001 to manage its costs and liabilities with a view to ensuring our continued liquidity and to restructure its debt. We may also seek complementary acquisitions and, if necessary, to raise additional financing. We are also considering whether to pursue other strategic alternatives, including potential business combinations. There can be no assurance that the Company will be successful in these efforts. Sales of additional equity securities could result in additional dilution to our stockholders. In addition, on an ongoing basis, we continue to evaluate potential acquisitions to complement our information exchange services or other business combination transactions. In order to complete these potential acquisitions, we may need additional equity or debt financing in the future.

We recently announced that we are seeking to eliminate substantially all of our indebtedness for borrowed money. Pursuant to these efforts, we have eliminated approximately $7.1 million principal amount of debt after December 31, 2002 through the date hereof in exchange for the payment of approximately $0.8 million in cash and the issuance or commitment to issue approximately 1.1 million shares of our Class A common stock. These transactions will result in a gain of approximately $6.6 million which will be recorded in the first quarter of 2003. As a result of this transaction, the Company also eliminated $0.7 million of capitalized interest and $0.2 million of accrued interest associated with the debt eliminated. We may issue additional shares or securities convertible into or exercisable for shares of Class A common stock in connection with raising any capital needed to fund cash payments for any additional debt that we may eliminate. Upon elimination of any additional indebtedness, we would also eliminate the capitalized interest and accrued interest associated with the debt eliminated. Holders of substantially all indebtedness on which we currently owe accrued but unpaid interest payments have agreed to defer such payments pending completion of our proposed debt restructuring in most cases until April 30, 2003 or May 31, 2003.

We cannot assure you that we will be able to successfully complete the elimination of any other indebtedness that we are seeking to eliminate on favorable terms or at all. On February 27, PTEK Holdings, Inc., one of our principal competitors, announced that it had entered into an agreement with AT&T to purchase 1,423,980 shares of outstanding Class A common stock of EasyLink held by AT&T and a promissory note of EasyLink held by AT&T. The promissory note, with a principal amount of $10 million, represents approximately 13% of the aggregate principal amount of debt that EasyLink has been seeking to eliminate pursuant to its debt restructuring plan. In response to PTEK's announcement, we commenced on March 17, 2003 an action against AT&T Corp., PTEK Holdings, Inc. and PTEK's subsidiary Xpedite Systems, Inc. The suit seeks, among other things, to enjoin AT&T from selling the EasyLink promissory note held by AT&T to PTEK, to compel AT&T to participate in EasyLink's current debt restructuring and to enjoin Xpedite and PTEK from contacting EasyLink's creditors and making false statements to EasyLink's customers and creditors regarding EasyLink and its financial position. EasyLink believes that if the sale of the note to PTEK is permitted to occur, EasyLink's current debt restructuring may be at substantial risk.

If we are unable to complete the elimination of debt pursuant to our proposed debt restructuring on favorable terms, we cannot assure you that we will be able to pay interest and other amounts due on our outstanding indebtedness, or our other obligations, on the scheduled dates or at all. If our cash flow and cash balances are inadequate to meet our obligations, we could face substantial liquidity problems. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments, or if we otherwise fail to comply with any covenants in our indebtedness, we would be in default under these obligations, which would permit these lenders to accelerate the maturity of the obligations and pursue other remedies thereunder and could cause defaults under our indebtedness. Any such default could have a material adverse effect on our business, results of operations and financial condition. We cannot assure you that we would be able to repay amounts due on our indebtedness if payment of the indebtedness were accelerated following the occurrence of an event of default under, or certain other events specified in, the agreements governing our outstanding indebtedness and capital leases, including any deemed sale of all or substantially all of our assets.

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

                                                                       For the year ended December 31,
                                                                       2002         2001         2000
                                                                    ----------   ----------   ----------
Loss from continuing operations - pre FAS 145                       $  (85,845)  $ (191,145)  $ (158,993)
Extraordinary gain reclassified to Gain
 on debt restructuring and settlements                                       -       47,960            -
Extraordinary loss reclassified to operating expenses                        -         (853)           -
                                                                    ----------   ----------   ----------
Loss from continuing operations - post FAS 145                      $  (85,845)  $ (144,038)  $ (158,993)
                                                                    ==========   ==========   ==========
Loss per share from continuing operations - pre FAS 145             $    (5.13)  $   (20.24)  $   (27.79)
Loss per share from continuing operations - post FAS 145            $    (5.13)  $   (15.26)  $   (27.79)
Change in income (loss) per share on continuing operations          $        -   $     4.98   $        -

In July 2002, Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("Statement 146") was issued. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue ("EITF") 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between Statement 146 and EITF 94-3 relates to the timing of liability recognition. Under Statement 146, a liability for a cost associated with an exit or disposal activity is recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. The provisions of Statement 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this statement is not expected to have a material impact on the Company's financial position or results of operations.

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

Item 8   Consolidated Financial Statements and Supplementary Data

                          EASYLINK SERVICES CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                     Page
   Independent Auditors' Report..................................................................     33
   Consolidated Balance Sheets as of December 31, 2002 and 2001..................................     34
   Consolidated Statements of Operations for the years ended December 31, 2002, 2001, and 2000...     35
   Consolidated Statements of Stockholders' (Deficit) Equity and Comprehensive
   Loss for the years ended December 31, 2002, 2001 and 2000.....................................     36
   Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000....     43
   Notes to Consolidated Financial Statements....................................................     45

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
EasyLink Services Corporation:

We have audited the accompanying consolidated balance sheets of EasyLink Services Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' (deficit) equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EasyLink Services Corporation and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1(b) to the consolidated financial statements, the Company has suffered recurring losses from operations since inception and has a working capital deficiency and stockholders' deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1(b). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1(k), note 1(t), and 7, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" and Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, and Amendment of FASB Statement No. 13, Technical Corrections" in the year ended December 31, 2002.

                                   /s/KPMG LLP

New York, New York
February 27, 2003

                          EasyLink Services Corporation

                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

                                                                                                December 31,
                                                                                           -----------------------
                                                                                             2002          2001
                                                                                           --------      ---------
                                          ASSETS
Current assets:
Cash and cash equivalents..............................................................    $  9,554      $  13,278
Accounts receivable, net of allowance for doubtful accounts
  $8,052 and $14,547 as of December 31, 2002 and 2001, respectively....................      11,938         21,812
Prepaid expenses and other current assets..............................................       2,019          1,810
                                                                                           --------      ---------
Total current assets...................................................................      23,511         36,900
                                                                                           --------      ---------
Property and equipment, net............................................................      14,833         21,956
Domain assets held for sale, net.......................................................         214            214
Investments............................................................................          20          1,535
Goodwill, net..........................................................................       6,266         69,135
Other intangible assets, net (excluding goodwill)......................................      14,548         38,802
Restricted investments.................................................................         279            279
Debt issuance costs, net...............................................................         350            513
Other..................................................................................         990            908
                                                                                           --------      ---------
Total assets...........................................................................    $ 61,011      $ 170,242
                                                                                           ========      =========
                        LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable.......................................................................    $ 10,235      $  16,182
Accrued expenses.......................................................................      20,853         32,702
Restructuring reserves payable.........................................................       2,362            799
Current portion of capital lease obligations...........................................         413            554
Current portion of notes payable.......................................................       4,152
Current portion of capitalized interest on notes payable...............................       4,283          1,410
Deferred revenue.......................................................................         616            759
Other current liabilities..............................................................         563            413
Net liabilities of discontinued operations.............................................         360          1,675
                                                                                           --------      ---------
Total current liabilities..............................................................      43,837         54,494
                                                                                           --------      ---------
Capital lease obligations, less current portion........................................         196            566
Capitalized interest on notes payable, less current portion............................       7,402         13,750
Notes payable..........................................................................      71,398         80,923
                                                                                           --------      ---------
Total liabilities......................................................................     122,833        149,733
                                                                                           --------      ---------
Stockholders' (deficit) equity:
Common stock, $0.01 par value; 510,000,000 shares authorized at December 31,
  2002 and 2001, respectively:
Class A--500,000,000 shares authorized at December 31, 2002 and 2001; 16,129,318 and 14,580,211 shares issued and outstanding at December 31, 2002 and 2001,
  respectively.........................................................................         161            146
Class B--10,000,000 shares authorized at December 31, 2002 and 2001,
  respectively, 1,000,000 issued and outstanding at December 31, 2002 and 2001.........          10             10
Additional paid-in capital.............................................................     537,544        533,878
Deferred compensation..................................................................           -            (42)
Accumulated other comprehensive loss...................................................        (246)           (37)
Accumulated deficit....................................................................    (599,291)      (513,446)
                                                                                           --------      ---------
Total stockholders' (deficit) equity...................................................     (61,822)        20,509
                                                                                           --------      ---------
Commitments and contingencies
Total liabilities and stockholders' (deficit) equity...................................    $ 61,011      $ 170,242
                                                                                           ========      =========

          See accompanying notes to consolidated financial statements.

                          EasyLink Services Corporation

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)

                                                                          Year Ended December 31,
                                                                ---------------------------------------------
                                                                    2002             2001             2000
                                                                -----------       ----------       ----------
Revenues.....................................................   $   114,354       $  123,929       $   52,698

Operating expenses:
Cost of revenues.............................................        57,601           75,914           49,201
                                                                -----------       ----------       ----------
Gross profit.................................................        56,753           48,015            3,497
                                                                -----------       ----------       ----------
Sales and marketing..........................................        20,151           28,218           52,122
General and administrative...................................        28,694           41,421           32,791
Product development..........................................         7,412            9,208           17,117
Amortization of goodwill and other intangible assets.........         6,751           52,068           39,977
Write-off of acquired in-process technology..................             -                -            7,650
Impairment of intangible assets..............................        78,784           62,200                -
Restructuring charges........................................         2,320           25,337            5,338
(Gain) loss on sale of businesses............................          (426)           1,804                -
                                                                -----------       ----------       ----------
                                                                    143,686          220,256          154,995
                                                                -----------       ----------       ----------
Loss from operations.........................................       (86,933)        (172,241)        (151,498)
                                                                -----------       ----------       ----------
Other income (expense):
   Interest income...........................................           189              565            4,686
   Interest expense..........................................        (4,785)         (10,383)          (9,791)
   Gain on debt restructuring and settlements................         6,558           47,960                -
   Impairment of investments.................................        (1,515)         (10,131)            (200)
   Loss on equity investment.................................             -                -           (2,100)
   Other, net................................................           641              192                -
                                                                -----------       ----------       ----------
Total other income (expense), net............................         1,088           28,203           (7,405)
                                                                -----------       ----------       ----------
Loss from continuing operations..............................       (85,845)        (144,038)        (158,903)
                                                                -----------       ----------       ----------
Loss from discontinued operations............................             -          (63,027)         (70,624)
                                                                -----------       ----------       ----------
Loss before extraordinary item...............................       (85,845)        (207,065)        (229,527)

Extraordinary gain...........................................             -              782                -
                                                                -----------       ----------       ----------
Net loss.....................................................       (85,845)        (206,283)        (229,527)
                                                                ===========       ==========       ==========
Basic and diluted net loss per share:
Loss from continuing operations..............................   $     (5.13)      $   (15.26)      $   (27.79)
Loss from discontinued operations............................             -            (6.68)          (12.35)
Extraordinary gain...........................................             -             0.09                -
                                                                -----------       ----------       ----------
Net loss.....................................................   $     (5.13)      $   (21.85)      $   (40.14)
                                                                ===========       ==========       ==========
Weighted-average basic and diluted shares outstanding            16,732,793        9,442,047        5,717,856
                                                                ===========       ==========       ==========

          See accompanying notes to consolidated financial statements.

                          EasyLink Services Corporation

CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY AND COMPREHENSIVE LOSS

                                                                                (in thousands, except share data)
                                                                      Class A Common        Class B Common
                                                                          Stock                 Stock           Additional
                                                                   -------------------    -------------------    Paid-in
                                                                     Shares     Amount     Shares      Amount    Capital
                                                                   ---------    ------    ---------    ------   ----------
Balance at December 31, 1999                                       3,521,846    $   35    1,000,000    $   10   $  174,722
Net loss                                                                   -         -            -         -            -
Unrealized holding gains on marketable securities                          -         -            -         -            -
Cumulative foreign exchange currency translation                           -         -            -         -            -
Comprehensive loss                                                         -         -            -         -            -
Exercise of employee stock options                                   141,497         1            -         -        2,605
Issuance of Class A common stock in connection
with 401(k) plan                                                      15,120         -            -         -          534
Issuance of Class A common stock in connection with
employee stock purchase plan                                           6,044         -            -         -           37
Exercise of warrants                                                   2,000         -            -         -           20
Issuance of Class A common stock and options to NetMoves             635,448         6            -         -      166,189
Issuance of Class A common stock and options to eLong                359,949         4            -         -       61,566
Amortization of deferred compensation, net of cancellations                -         -            -         -         (538)
Purchase of employee stock options at fair value                           -         -            -         -           63
Issuance of Class A common stock to STD                               18,569         -            -         -        2,867
Issuance of Class A common stock in lieu of compensation              10,435         -            -         -        1,800
Adjustment of Class A common stock in connection with
partner agreement                                                      (815)         -            -         -          (84)
Issuance of Class A common stock to Bantu                            100,000         1            -         -        7,051
Issuance of Class A common stock in connection with Asia.com
acquisitions                                                         192,618         2            -         -       17,148
Issuance of Class A common stock to 3Cube                             25,505         -            -         -        1,516
Issuance of Class A common stock in connection with
messaging acquisitions                                                71,020         1            -         -        4,275
Issuance of Class A common stock to CheetahMail                       10,222         -            -         -          872
Issuance of Class A common stock in connection with purchase
of domain names                                                        1,375         -            -         -          117
Issuance of Class A common stock to BulletN.net                       36,443         1            -         -        3,108
Issuance of Class A common stock as payment for software and
software licenses                                                     31,644         1            -         -        2,363
                                                                   ---------    ------    ---------    ------   ----------
Balance at December 31, 2000                                       5,178,920    $   52    1,000,000    $   10   $  446,231
                                                                   ---------    ------    ---------    ------   ----------

                                                                                                               Accumulated
                                                                                                                  Other
                                                                              Subscriptions    Deferred      Comprehensive
                                                                               Receivable     Compensation        Loss
                                                                                ---------     ------------    -------------
Balance at December 31, 1999                                                       $    -         $ (1,117)           $   0
Net loss                                                                                -                -                -
Unrealized holding gains on marketable securities                                       -                -               62
Cumulative foreign exchange currency translation                                        -                -               (4)
                                                                                ---------     ------------    -------------
Comprehensive loss                                                                      -                -               58
                                                                                ---------     ------------    -------------
Exercise of employee stock options                                                    (33)               -                -
Issuance of Class A common stock in connection
with 401(k) plan                                                                        -                -                -
Issuance of Class A common stock in connection with
employee stock purchase plan                                                            -                -                -
Exercise of warrants                                                                    -                -                -
Issuance of Class A common stock and options to NetMoves                                -                -                -
Issuance of Class A common stock and options to eLong                                   -                -                -
Amortization of deferred compensation, net of cancellations                             -              903                -
Purchase of employee stock options at fair value                                        -                -                -
Issuance of Class A common stock to STD                                                 -                -                -
Issuance of Class A common stock in lieu of compensation                                -                -                -
Adjustment of Class A common stock in connection with
partner agreement                                                                       -                -                -
Issuance of Class A common stock to Bantu                                               -                -                -
Issuance of Class A common stock in connection with Asia.com
acquisitions                                                                            -                -                -
Issuance of Class A common stock to 3Cube                                               -                -                -
Issuance of Class A common stock in connection with
messaging acquisitions                                                                  -                -                -
Issuance of Class A common stock to CheetahMail                                         -                -                -
Issuance of Class A common stock in connection with purchase
of domain names                                                                         -                -                -
Issuance of Class A common stock to BulletN.net                                         -                -                -
Issuance of Class A common stock as payment for software and
software licenses                                                                       -                -                -
                                                                            -------------     ------------    -------------
Balance at December 31, 2000                                                       $  (33)        $   (214)           $  58
                                                                            -------------     ------------    -------------

                                                                                             Total
                                                                        Accumulated      Stockholders'
                                                                          Deficit      Equity/(Deficit)
                                                                        -----------    ----------------
Balance at December 31, 1999                                            $   (77,636)   $         96,014
Net loss                                                                   (229,527)           (229,527)
Unrealized holding gains on marketable securities                                 -                  62
Cumulative foreign exchange currency translation                                  -                  (4)
                                                                        -----------    ----------------
Comprehensive loss                                                         (229,527)           (229,469)
                                                                        -----------    ----------------
Exercise of employee stock options                                                -               2,573
Issuance of Class A common stock in connection
with 401(k) plan                                                                  -                 534
Issuance of Class A common stock in connection with
employee stock purchase plan                                                      -                  37
Exercise of warrants                                                              -                  20
Issuance of Class A common stock and options to NetMoves                          -             166,195
Issuance of Class A common stock and options to eLong                             -              61,570
Amortization of deferred compensation, net of cancellations                       -                 365
Purchase of employee stock options at fair value                                  -                  63
Issuance of Class A common stock to STD                                           -               2,867
Issuance of Class A common stock in lieu of compensation                          -               1,800
Adjustment of Class A common stock in connection with
partner agreement                                                                 -                 (84)
Issuance of Class A common stock to Bantu                                         -               7,052
Issuance of Class A common stock in connection with Asia.com
acquisitions                                                                      -              17,150
Issuance of Class A common stock to 3Cube                                         -               1,516
Issuance of Class A common stock in connection with
messaging acquisitions                                                            -               4,276
Issuance of Class A common stock to CheetahMail                                   -                 872
Issuance of Class A common stock in connection with purchase
of domain names                                                                   -                 117
Issuance of Class A common stock to BulletN.net                                   -               3,109
Issuance of Class A common stock as payment for software and
software licenses                                                                 -               2,364
                                                                        -----------    ----------------
Balance at December 31, 2000                                            $  (307,163)   $        138,941
                                                                        -----------    ----------------

See accompanying notes to consolidated financial statements.

                          EasyLink Services Corporation

                                             (in thousands, except share data)
                                                                        Class A Common           Class B Common
                                                                             Stock                    Stock           Additional
                                                                  -----------------------    ---------------------     Paid-in
                                                                    Shares         Amount      Shares       Amount     Capital
                                                                  ----------       ------    ---------      ------    ----------
Balance at December 31, 2000                                       5,178,920       $   52    1,000,000      $   10    $  446,231
Net loss                                                                   -            -            -           -             -
Realized holding gains on marketable securities                            -            -            -           -             -
Cumulative foreign exchange currency translation                           -            -            -           -             -
Comprehensive loss                                                         -            -            -           -             -
Reversal of stock subscription receivable                                  -            -            -           -             -
Exercise of employee stock options                                     2,000            -            -           -            10
Issuance of Class A common stock in connection
with 401(k) plan                                                      75,209            1            -           -           411
Issuance of Class A common stock in connection with
employee stock purchase plan                                           3,869            -            -           -            19
Reversal of deferred compensation related to employee
terminations                                                               -            -            -           -          (193)
Issuance of Class A common stock to certain employees                 81,456            1            -           -         1,029
Issuance of Class A common stock in connection with
STI acquisition                                                    1,876,618           19            -           -        30,828
Issuance of Class A common stock in connection with
private placement                                                    300,000            3            -           -         2,997
Issuance of Class A common stock in connection with
debt restructuring                                                 2,810,937           28            -           -        17,120
Issuance of Class A common stock in connection with
financing                                                          1,460,000           15            -           -         5,825
Issuance of Class A common stock for investments                      22,222            -            -           -           285
Issuance of Class A common stock in connection with
Asia.com settlements                                                  33,292            -            -           -           321
Issuance of Class A common stock to in connection with
exchange of senior notes                                             155,609            2            -           -         2,725
Issuance of Class A common stock in connection with
India.com employees                                                   10,590            -            -           -           106
Issuance of Class A common stock in connection with
contingent consideration to Tcom employees                           162,083            2            -           -         1,258
Issuance of Class A common stock in connection with
My India acquisition                                                  19,600            -            -           -           272
Issuance of Class A common stock in connection with
vendor settlements                                                   196,604            2            -           -         1,156
Issuance of Class A common stock as payment for promissory
note                                                                 103,359            1            -           -           474
Issuance of Class A common stock to minority interest
shareholders in exchange for preferred stock                       1,420,400           14            -           -         6,094
Issuance of Class A common stock to TII                              300,000            3            -           -         1,887
Issuance of Class A common stock in connection with
New Millenium                                                         19,591            -            -           -           120
Issuance of Class A common stock in connection with
Lansoft/Allegro merger agreements                                     53,319            -            -           -           259
Issuance of Class A common stock in lieu of cash
interest on debt                                                     294,533            3            -           -           637
Interest expense related to Senior Convertible Notes payable
in common stock                                                            -            -            -           -         1,506
Beneficial conversion in connection with debt restructuring                -            -            -           -         1,092
Issuance of warrants in connection with debt restructuring                 -            -            -           -        10,957
Transfer of officer's shares to certain employees in lieu of
compensation                                                               -            -            -           -           452
                                                                  ----------       ------    ---------      ------    ----------
Balance at December 31, 2001                                      14,580,211       $  146    1,000,000      $   10    $  533,878
                                                                  ----------       ------    ---------      ------    ----------

                                                                                                                      Accumulated
                                                                                                                        Other
                                                                                   Subscriptions       Deferred      Comprehensive
                                                                                     Receivable      Compensation        Loss
                                                                                   -------------     ------------    -------------
Balance at December 31, 2000                                                              $  (33)        $   (214)           $  58
Net loss                                                                                       -                -                -
Realized holding gains on marketable securities                                                -                -              (62)
Cumulative foreign exchange currency translation                                               -                -              (33)
                                                                                   -------------     ------------    -------------
Comprehensive loss                                                                             -                -              (95)
                                                                                   -------------     ------------    -------------
Reversal of Stock Subscription Receivable                                                     33                -                -
Exercise of employee stock options                                                             -                -                -
Issuance of Class A common stock in connection
with 401(k) plan                                                                               -                -                -
Issuance of Class A common stock in connection with
employee stock purchase plan                                                                   -                -                -
Reversal of deferred compensation related to employee
terminations                                                                                   -              214                -
Issuance of Class A common stock to certain employees                                          -              (42)               -
Issuance of Class A common stock in connection with
STI acquisition                                                                                -                -                -
Issuance of Class A common stock in connection with
private placement                                                                              -                -                -
Issuance of Class A common stock in connection with
debt restructuring                                                                             -                -                -
Issuance of Class A common stock in connection with
financing                                                                                      -                -                -
Issuance of Class A common stock for investments                                               -                -                -
Issuance of Class A common stock in connection with
Asia.com settlements                                                                           -                -                -
Issuance of Class A common stock in connection with
exchange of senior notes                                                                       -                -                -
Issuance of Class A common stock in connection with
India.com employees                                                                            -                -                -
Issuance of Class A common stock in connection with
contingent consideration to Tcom employees                                                     -                -                -
Issuance of Class A common stock in connection with
My India acquisition                                                                           -                -                -
Issuance of Class A common stock in connection with
vendor settlements                                                                             -                -                -
Issuance of Class A common stock as payment for promissory
note                                                                                           -                -                -
Issuance of Class A common stock to minority interest
shareholders in exchange for preferred stock                                                   -                -                -
Issuance of Class A common stock to TII                                                        -                -                -
Issuance of Class A common stock in connection with
New Millenium                                                                                  -                -                -
Issuance of Class A common stock in connection with
Lansoft/Allegro merger agreements                                                              -                -                -
Issuance of Class A common stock in lieu of cash
interest on debt                                                                               -                -                -
Interest expense related to Senior Convertible Notes payable
in common stock                                                                                -                -                -
Beneficial conversion in connection with debt restructuring                                    -                -                -
Issuance of warrants in connection with debt restructuring                                     -                -                -
Transfer of officer's shares to certain employees in lieu of
compensation                                                                                   -                -                -
                                                                                   -------------     ------------    -------------
Balance at December 31, 2001                                                                   -         $    (42)           $ (37)
                                                                                   -------------     ------------    -------------

                                                                                           Total
                                                                       Accumulated   Stockholders'Equity/
                                                                         Deficit          (Deficit)
                                                                      ------------   --------------------
Balance at December 31, 2000                                          $   (307,163)  $            138,941
Net loss                                                                  (206,283)              (206,283)
Realized holding gains on marketable securities                                  -                    (62)
Cumulative foreign exchange currency translation                                 -                    (33)
                                                                      ------------   --------------------
Comprehensive loss                                                        (206,283)              (206,378)
                                                                      ------------   --------------------

Reversal of Stock Subscription Receivable                                        -                     33
Exercise of employee stock options                                               -                     10
Issuance of Class A common stock in connection with
401(k) plan                                                                      -                    412
Issuance of Class A common stock in connection with
employee stock purchase plan                                                     -                     19
Reversal of deferred compensation related to employee
terminations                                                                     -                     21
Issuance of Class A common stock to certain employees                            -                    988
Issuance of Class A common stock in connection with
STI acquisition                                                                  -                 30,847
Issuance of Class A common stock in connection with
private placement                                                                -                  3,000
Issuance of Class A common stock in connection with
debt restructuring                                                               -                 17,148
Issuance of Class A common stock in connection with
financing                                                                        -                  5,840
Issuance of Class A common stock for investments                                 -                    285
Adjustment of Class A common stock in connection with
Asia.com settlements                                                             -                    321
Issuance of Class A common stock in connection with
exchange of senior notes                                                         -                  2,727
Issuance of Class A common stock in connection with
India.com employees                                                              -                    106
Issuance of Class A common stock in connection with
contingent consideration to Tcom employees                                       -                  1,260
Issuance of Class A common stock in connection with
My India acquisition                                                             -                    272
Issuance of Class A common stock in connection with
vendor settlements                                                               -                  1,158
Issuance of Class A common stock as payment for promissory
note                                                                             -                    475
Issuance of Class A common stock to minority interest
shareholders in exchange for preferred stock                                     -                  6,108
Issuance of Class A common stock to TII                                          -                  1,890
Issuance of Class A common stock in connection with
New Millenium                                                                    -                    120
Issuance of Class A common stock in connection with
Lansoft/Allegro merger agreements                                                -                    259
Issuance of Class A common stock to in lieu of cash
interest on debt                                                                 -                    640
Interest expense related to Senior Convertible notes payable
in common stock                                                                  -                  1,506
Beneficial conversion in connection with debt restructuring                      -                  1,092
Issuance of warrants in connection with debt restructuring                       -                 10,957
Transfer of officer's shares to certain employees in lieu of
compensation                                                                     -                    452
                                                                      ------------   --------------------
Balance at December 31, 2001                                          $   (513,446)  $             20,509
                                                                      ------------   --------------------

See accompanying notes to consolidated financial statements.

                          EasyLink Services Corporation

                        (in thousands, except share data)

                                                                        Class A Common           Class B Common
                                                                             Stock                    Stock           Additional
                                                                  -----------------------    ---------------------     Paid-in
                                                                    Shares         Amount      Shares       Amount     Capital
                                                                  ----------       ------    ---------      ------    ----------
Balance at December 31, 2001                                      14,580,211       $  146    1,000,000      $   10    $   533,878
Net loss                                                                   -            -            -           -             -
Cumulative foreign exchange currency translation                           -            -            -           -             -
Comprehensive loss                                                         -            -            -           -             -
Issuance of Class A common stock in connection
with 401(k) plan                                                     314,642            3            -           -            434
Issuance of Class A common stock to certain employees                      -            -            -           -              -
Issuance of Class A common stock in connection with
employee terminations                                                 19,265            -            -           -             84
Issuance of Class A common stock in connection with
private placement                                                    100,000            1            -           -             (1)
Issuance of Class A common stock in connection with
MyIndia.com contingent liability                                       6,534            -            -           -              6
Issuance of Class A common stock in connection with
MyIndia.com sale                                                      56,075            1            -           -            314
Issuance of Class A common stock in connection with
vendor settlements                                                   106,534            1            -           -            103
Issuance of Class A common stock issued to Lohoo                      36,232            -            -           -            203
Issuance of Class A common stock to third party vendors               21,016            -            -           -             78
Issuance of Class A common stock in lieu of cash
interest on debt                                                     888,810            9            -           -          1,821
Interest expense related to Senior Convertible Notes payable
in common stock                                                            -            -            -           -            330
Interest expense related to Capitalized Interest                           -            -            -           -            294
Balance at December 31, 2002                                      16,129,319       $  161    1,000,000      $   10    $   537,544
                                                                  ----------       ------    ---------      ------    -----------

                                                                                                       Accumulated
                                                                                                         Other
                                                                    Subscriptions       Deferred      Comprehensive
                                                                      Receivable      Compensation        Loss
                                                                    -------------     ------------    -------------
Balance at December 31, 2001                                                $   0          $   (42)          $  (37)
Net loss                                                                        -                -                -
Realized holding gains on marketable securities                                 -                -
Cumulative foreign exchange currency translation                                -                -             (209)
                                                                    -------------     ------------    -------------
Comprehensive loss                                                              -                -             (209)
                                                                    -------------     ------------    -------------
Reversal of Stock Subscription Receivable                                       -                -
Exercise of employee stock options                                              -                -
Issuance of Class A common stock in connection
with 401(k) plan                                                                -                -                -
Issuance of Class A common stock to certain employees                           -               42                -
Issuance of Class A common stock in connection with
employee termination                                                            -                -                -
Issuance of Class A common stock in connection with
private placement                                                               -                -                -
Issuance of Class A common stock in connection with
India.com contingent liability                                                  -                -                -
Issuance of Class A common stock to Fir Tree                                    -                -                -
Issuance of Class A common stock in connection with
MyIndia.com sale                                                                -                -                -
Issuance of Class A common stock in connection with
vendor settlements                                                              -                -                -
Issuance of Class A common stock issued to Lohoo                                -                -                -
Issuance of Class A common stock to third party vendors                         -                -                -
Issuance of Class A common stock in lieu of cash
interest on debt                                                                -                -                -
Interest expense related to Senior Convertible Notes payable
in common stock                                                                 -                -                -
Interest expense related to Capitalized Interest                                -                -                -

Balance at December 31, 2002                                                    -                -           $ (246)
                                                                    -------------     ------------    -------------

                                                                                               Total
                                                                        Accumulated    Stockholders' (Deficit)/
                                                                           Deficit             Equity
                                                                        -----------    ------------------------
Balance at December 31, 2001                                            $  (513,446)         $           20,509
Net loss                                                                    (85,845)                    (85,845)
Realized holding gains on marketable securities                                   -                           -
Cumulative foreign exchange currency translation                                  -                        (208)
                                                                        -----------          ------------------
Comprehensive loss                                                          (85,845)                    (86,054)
                                                                        -----------          ------------------
Issuance of Class A common stock in connection with
401(k) plan                                                                       -                         437
Issuance of Class A common stock to certain employees                             -                          42
Issuance of Class A common stock in connection with
employee terminations                                                             -                          84
Issuance of Class A common stock in connection with
private placement                                                                 -                           -
Issuance of Class A common stock in connection with
MyIndia.com contingent liability                                                  -                           6
Adjustment of Class A common stock in connection with
MyIndia.com sale                                                                  -                         315
Issuance of Class A common stock in connection with
vendor settlements                                                                -                         104
Issuance of Class A common stock issued to Lohoo                                  -                         203
Issuance of Class A common stock issued to third party vendors                    -                          78
Issuance of Class A common stock in lieu of cash
interest on debt                                                                  -                       1,830
Interest expense related to Senior Convertible notes payable
in common stock                                                                   -                         330
Interest expense related to Capitalized Interest                                  -                         294

Balance at December 31, 2002                                            $  (599,291)         $          (61,822)
                                                                        -----------          ------------------

                          EasyLink Services Corporation

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                               Year Ended December 31,
                                                                                     ------------------------------------------
                                                                                        2002            2001            2000
                                                                                     ---------       ----------       ---------
Cash flows from operating activities:
Net loss........................................................................     $ (85,845)      $ (206,283)      $(229,527)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations...............................................             -           63,027          70,624
Amortization of partner advances................................................             -            2,304          12,968
Non-cash compensation...........................................................             -              479               -
Non-cash interest...............................................................         1,830            1,030               -
Depreciation and amortization...................................................        10,417           16,811          16,009
Amortization of goodwill and other intangible assets............................         8,039           52,068          39,977
Provision for doubtful accounts.................................................         2,596            7,224           1,493
Provision for restructuring and impairments.....................................         2,320           25,337           5,538
Extraordinary gain..............................................................             -             (782)              -
Gain on debt restructuring and settlements......................................        (6,558)         (47,960)              -
Loss on equity investment.......................................................             -                -           2,100
Amortization of domain assets...................................................             -              233             773
Amortization of deferred compensation...........................................            42              468             365
Amortization of debt issuance costs/discount....................................           166              375             474
Write-off of acquired in-process technology.....................................             -                -           7,650
Write-off of fixed assets.......................................................           204              956               -
Non-cash advertising............................................................             -                -            (125)
Share of loss from equity investment............................................             -                -             118
(Gain) loss on sale of businesses...............................................          (426)           1,804               -
Impairments of goodwill.........................................................        78,784           62,200               -
Impairments of investments......................................................         1,515           10,131               -
Issuance of common stock for India.com preferred stock..........................             -            6,108               -
Changes in operating assets and liabilities, net of effect of acquisitions and discontinued operations:
   Accounts receivable, net.....................................................         7,278            2,276          (4,783)
   Prepaid expenses and other current assets....................................          (210)           3,216           3,224
   Other assets.................................................................           (83)             375             207
   Accounts payable, accrued expenses and other current liabilities.............       (18,203)          (2,089)         (4,513)
   Deferred revenue.............................................................          (143)            (711)          1,118
                                                                                     ---------       ----------       ---------
Net cash provided by (used) in operating activities.............................         1,723           (1,403)        (76,310)
                                                                                     ---------       ----------       ---------
Cash flows from investing activities:
Purchases of marketable securities..............................................             -                -        (116,295)
Proceeds from sales and maturities of marketable securities.....................             -           12,533         110,981
Purchases of domain assets......................................................             -                -          (1,130)
Purchase of restricted investment...............................................             -                -            (710)
Purchases of intangible assets..................................................             -           (1,756)         (1,426)
Purchase of investments.........................................................             -                -          (2,304)
Proceeds from sale leaseback....................................................             -                -           1,448
Proceeds from sales of investments..............................................             -            1,950               -
Proceeds from sales of businesses...............................................           426            4,641               -
Purchases of property and equipment, including capitalized software.............        (3,498)          (5,267)         (5,314)
Acquisitions, net of cash (acquired) paid.......................................             -          (15,308)          1,970
                                                                                     ---------       ----------       ---------
Net cash used in investing activities...........................................        (3,072)          (3,207)        (12,780)
                                                                                     ---------       ----------       ---------
Cash flows from financing activities:
Net proceeds from issuance of Class A common stock..............................             -            8,725               -
Proceeds from issuance of Class A common stock in
   connection with the exercise and purchase of warrants and options............             -               10           2,656
Issuance of shares to employee benefit plans....................................           437              431             570
Proceed from issuance of convertible notes, net.................................             -           14,110          96,139
Payments under capital lease obligations........................................          (585)          (5,137)         (8,415)
Proceeds from notes payable.....................................................             -            2,441               -
Principal payments of notes payable.............................................          (821)          (3,870)         (4,825)
Interest payments on restructured notes.........................................          (897)               -               -
Payments under domain asset purchase obligations................................             -                -            (452)
                                                                                     ---------       ----------       ---------
Net cash (used in) provided by financing activities.............................        (1,866)          16,710          85,673
                                                                                     ---------       ----------       ---------
Effect of foreign exchange rate changes on cash and cash equivalents............          (209)             (34)             (3)
                                                                                     ---------       ----------       ---------
Net (decrease) increase in cash and cash equivalents............................        (3,424)          12,066          (3,420)

Cash (used in) discontinued operations..........................................          (300)         (3,119)         (29,119)

   Cash and cash equivalents at beginning of the year...........................        13,278            4,331          36,870
                                                                                     ---------       ----------       ---------
   Cash and cash equivalents at the end of the year.............................     $   9,554       $   13,278       $   4,331
                                                                                     =========       ==========       =========

Supplemental disclosure of non-cash information:

         During the years ended December 31, 2002, 2001 and 2000, the Company paid approximately $3.1 million, $6.5 million and $6.7 million, respectively, for interest. Through the issuance of 888,810 and 294,533 shares of Class A common stock, the Company paid approximately $1.83 million and $640,000 in interest for the year ended December 31, 2002 and 2001, respectively.

         During the year ended December 31, 2002 and 2001, the Company issued 98,841 and 682,234 shares, respectively, of its Class A common stock valued at approximately $524,000 and $4.4 million, respectively, in connection with certain settlement obligations.

         During the year ended December 31, 2002 and 2001, the Company issued 127,550 and 196,000 shares, respectively, of its Class A common stock valued at approximately $182,000 and $1.2 million in settlement of vendor obligations.

         Non-cash investing activities:

         During the year ended December 31, 2001 and 2000, the Company issued 22,222 and 16,523 shares, respectively, of its Class A common stock in connection with certain investments. These transactions resulted in a non-cash investing activities of $.4 million and $14.0 million, respectively (see Note 6). During the year ended December 31, 2001 and 2000, the Company issued 1,896,218 and 1,259,035 shares, respectively, of its Class A common stock plus stock options in connection with certain acquisitions. These transactions resulted in non-cash investing activities of $31.1 million and $249.2 million, respectively (see Note
         2). During the year ended December 31, 2000, the Company purchased an equity interest in an Internet company by issuing 25,505 shares of Class A common stock. This transaction resulted in non-cash investing activities of $1.5 million . During the year ended December 31, 2000, the Company issued 31,644 shares of its Class A common stock in exchange for software and licenses. These transactions resulted in non-cash investing activities of approximately $2.4 million. During the year ended December 31, 2000 the Company purchased domain assets with 1,375 shares of Class A common stock. This transaction resulted in a non-cash investing activity of $117 thousand.

         No shares were issued in connection with investing activities during the year ended December 31, 2002.

         Non-cash financing activities:

         During the year ended December 31, 2001, the Company issued 2,810,937 in connection with its debt restructuring. This resulted in non-cash financing activities of $17.1 million (see Note 7). The Company entered into various capital leases for computer equipment. These capital lease obligations resulted in non-cash financing activities aggregating $0.2 million and $16.7 million for the years ended December 31, 2001 and 2000, respectively.

See accompanying notes to consolidated financial statements.

                          EasyLink Services Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2002 and 2001

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

In March 2000, EasyLink formed WORLD.com to develop the Company's extensive portfolio of domain names into major Web properties, such as Asia.com and India.com, which served the business-to-business and business-to-consumer marketplace. Through its subsidiaries, WORLD.com generated revenues primarily from sales of information technology products, system integration and website development for other companies, advertising related sales and commissions earned from booking travel arrangements. On November 2, 2000, the Company announced that it would sell all assets not related to its core outsourced messaging business, including its Asia.com Inc., and India.com Inc. subsidiaries, and its portfolio of category-defining domain names. On May 3, 2001, Asia.com, Inc. sold its business to an investor group. In October 2001, the Company sold 90% of a subsidiary of India.com, Inc. and the Company has ceased conducting its portal business. Accordingly, the results of World.com and its subsidiaries have been restated as discontinued operations in our consolidated financial statements for all periods presented. See Notes 1(c) and 10 for additional information.

(b)      Consolidated Results of Operations and Management's Plan.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. To date, the Company has suffered recurring losses from operations since inception and has a working capital deficiency that raise substantial doubt about its ability to continue as a going concern. As shown in the accompanying consolidated financial statements, the Company incurred net losses of $85.8 million, $206.3 million and $229.5 million, respectively, for the three-year period ended December 31, 2002, has an accumulated deficit of $599.3 million as of December 31, 2002 and has a stockholders' deficit of $61.8 million as of December 31, 2002. The Company may need additional financing to meet cash requirements for its operations. If the Company is unable to generate sufficient cash flow or raise additional financing, the Company may be unable to continue as a going concern.

The accompanying consolidated financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management believes the Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, and ultimately to achieve profitable operations. Throughout 2001, management improved the Company's operations and liquidity through a variety of actions, including the acquisition and integration of STI/EasyLink Services, a reduction of its workforce, the sale or closure of all of its World.com businesses, and the sale of its advertising network. In addition, management raised over $20 million in cash financing during 2001. In 2002, Management continued the process of improving the Company's operations through further cost reductions to the point that net cash of $1.7 million was provided from operations for the year. Management is continuing the process of further reducing operating costs and increasing its sales efforts and is seeking to eliminate debt. There can be no assurance that the Company will be successful in these efforts.

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

WORLD.com, a wholly owned subsidiary, and its majority-owned subsidiaries have been reflected as discontinued operations and prior year amounts have been reclassified to reflect such treatment (See Note 10).

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

(f)      Letter of Credit and Restricted Investment

At December 31, 2002 and 2001, the Company maintained approximately $0.3 million in letters of credit ("LC") with various parties, which are included in restricted investments in the accompanying consolidated balance sheet.

(g)      Property and Equipment

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

(h)      Domain Assets Held For Sale and Registration Fees

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

All domain assets are classified as held for sale at December 31, 2002 and 2001 and are no longer being amortized.

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

(j)      Accounting for Impairment of Long-Lived and Intangible Assets

Effective January 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Asset". SFAS 142 eliminates the amortization of goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with finite lives and addresses impairment testing and recognition for goodwill and intangible assets. SFAS No. 144 establishes a single model for the impairment of long-lived assets. We assess goodwill for impairment annually unless events occur that require more frequent reviews. Long-lived assets, including amortizable intangibles, are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Discounted cash flow analyses are used to assess nonamortizable intangible impairment while undiscounted cash flow analyses are used to assess long-lived asset impairment. If an assessment indicates impairment, the impaired asset is written down to its fair market value based on the best information available. Estimated fair market value is generally measured with discounted estimated future cash flows. Considerable management judgment is necessary to estimate undiscounted and discounted future cash flows. Assumptions used for these cash flows are consistent with internal forecasts. On an on-going basis, management reviews the value and period of amortization or depreciation of long-lived assets, including goodwill and other intangible assets. During this review, we reevaluate the significant assumptions used in determining the original cost of long-lived assets. Although the assumptions may vary from transaction to transaction, they generally include revenue growth, operating results, cash flows and other indicators of value. Management then determines whether there has been an impairment of the value of long-lived assets based upon events or circumstances, which have occurred since acquisition. The impairment policy is consistently applied in evaluating impairment for each of the Company's wholly owned subsidiaries and investments.

(k)      Intangible Assets

Intangible assets include goodwill, trademarks, customer lists, technology and other intangibles. Goodwill represents the excess of the purchase price of acquired businesses over the estimated fair value of the tangible and identifiable intangible net assets acquired. In 2001 and 2000, goodwill amortization was recorded using the straight-line method over periods ranging from three to ten years. Effective January 1, 2002, the Company adopted the provisions of Financial Accounting Standards Board (FASB) No. 142 Goodwill & Other Intangible Assets, which ceases goodwill amortization and requires an annual assessment of goodwill for impairment in the absence of an indicator of possible impairment. Trademarks and customer lists are being amortized on a straight-line basis over ten years. Technology is being amortized on a straight-line basis over its estimated useful lives from three to five years. See note 7.

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

The Company also traded advertisements on its Web properties in exchange for advertisements on the Internet sites of other companies as part of the ad network business. Barter revenues and expenses were recorded at the fair market value of services provided or received; whichever is more determinable in the circumstances. Revenue from barter transactions were recognized as income when advertisements were delivered on the Company's Web properties. Barter expense was recognized when the Company's advertisements are run on other companies' Web sites, which is typically in the same period when barter revenue was recognized. If the advertising impressions were received from the customer prior to the Company delivering the agreed-upon advertising impressions, a liability was recorded, and if the Company delivered the advertising impressions to the other companies' Web sites prior to receiving the agreed-upon advertising impressions, a prepaid expense was recorded. At December 31, 2002, 2001 and 2000, the Company did not record a liability for barter advertising to be delivered. Barter revenues, which are a component of advertising revenue, amounted to $0.6 million and $4.3 million for the years ended December 31, 2001 and 2000, respectively. For the years ended December 31, 2001 and 2000, barter expenses, which is a component of cost of revenues, were approximately the same $0.6 million and $4.3 million, respectively.

The advertising network subscription services were deferred and recognized ratably over the term of the subscription periods of one, two and five years as well as eight years for its lifetime subscriptions. Commencing March 10, 1999, the Company no longer offered lifetime memberships and only offered monthly and annual subscriptions. The eight-year amortization period for lifetime subscriptions was based on the weighted-average expected usage period of a lifetime member. The Company offered 30-day trial periods for certain subscription services. The Company only recognized revenue after the 30-day trial period expires. Deferred revenues principally consist of subscription fees received from members for use of the Company's premium email services. The Company was obligated to provide any enhancements or upgrades it developed and other support in accordance with the terms of the applicable Mail.com Partner agreements. The Company provided an allowance for credit card chargebacks and refunds on its subscription services based upon historical experience. The Company provided pro rated refunds and chargebacks to subscription members who elect to discontinue their service. The actual amount of refunds and chargebacks approximated management's expectations for all periods presented. Deferred revenue represents payments that have been received in advance of the services being performed.

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

(p)      Financial Instruments and Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash, cash equivalents, restricted investments, marketable securities, accounts receivable, notes payable and convertible notes payable. At December 31, 2002 and December 31, 2001, the fair value of cash, cash equivalents, restricted investments, marketable securities and accounts receivable approximated their financial statement carrying amount because of the short-term maturity of these instruments. The recorded values of notes payable and convertible notes payable approximate their fair values, as interest approximates market rates with the exception of the Convertible Subordinated Notes payable with a carrying value of $24.1 million, which has an estimated fair value of $6.0 million at December 31, 2002 based upon quoted market prices.

Credit is extended to customers based on the evaluation of their financial condition and collateral is not required. The Company performs ongoing credit assessments of its customers and maintains an allowance for doubtful accounts. No single customer exceeded 10% of either total revenues or accounts receivable in 2002 or 2001. Revenues from the Company's five largest customers accounted for an aggregate of 6%, 3% and 8% of the Company's total revenues in 2002, 2001 and 2000, respectively.

(q)      Stock-Based Compensation Plans

In 2002, 2001 and 2000, we had stock option plans, which are described more fully in Note 16. As allowed by SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, we have retained the compensation measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations for stock options. SFAS No. 148 also requires more prominent and more frequent disclosures in both interim and annual financial statements about the method of accounting for stock-based compensation and the effect of the method used on reporting results. We adopted the disclosure provisions of SFAS No. 148 as of December 31, 2002 and continue to apply the measurement provisions of APB 25. Under APB Opinion No. 25, compensation expense is recognized based upon the difference, if any, at the measurement date between the market value of the stock and the option exercise price. The measurement date is the date at which both the number of options and the exercise price for each option are known. The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

($ in thousands, except per share amounts)                                    Year ended December 31,
                                                                              -----------------------
                                                                  2002                  2001                     2000
                                                              ------------           -----------              -----------
Net loss
   As reported.................................               $  (85,845)            $  (206,283)             $  (229,527)
   Pro forma...................................               $  (95,188)            $  (213,893)             $  (252,951)
Basic and diluted net loss per share:
   As reported.................................               $    (5.13)            $    (21.85)             $    (40.14)
   Pro forma...................................               $    (5.69)            $    (22.65)             $    (44.24)

The resulting effect on the pro forma net loss disclosed for the years ended December 31, 2002, 2001 and 2000 is not likely to be representative of the effects of the net loss on a pro forma basis in future years, because the pro forma results include the impact of only three, four and five years, respectively, of grants and related vesting, while subsequent years will include additional grants and vesting. For purposes of pro-forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period.

The fair value of each option grant is estimated on the date of grant using the Black Scholes method option-pricing model with the following assumptions used for grants made in 2002: dividend yield of zero (0%) percent, average risk-free interest rate of 4.1%, expected life of 5 years and volatility of 136%, 2001: dividend yield of zero (0%) percent, average risk-free interest rate of 4.4%, expected life of 5 years and volatility of 115%, in 2000: dividend yield of zero (0%) percent, average risk-free interest rate of 6.10%, expected life of 5 years and volatility of 107%.

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

Diluted net loss per common share for the years ended December 31, 2002, 2001 and 2000, does not include the effects of employee options to purchase 2,773,446, 1,855,781 and 1,334,429 shares of common stock, respectively, and 1,843,982, 1,843,982 and 22,687 common stock warrants, respectively, as their inclusion would be antidilutive. Similarly, the computation of diluted net loss per share for 2002 excludes the effect of shares issuable upon the conversion of any outstanding Convertible Notes at December 31.

(s)      Computer Software

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

(t)      Recent Accounting Pronouncements

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

                                                                            For the year ended December 31,
                                                                     2002                 2001                 2000
                                                                   --------            ---------            ---------
Loss from continuing operations - pre FAS 145                      $(85,845)           $(191,145)           $(158,903)
Extraordinary gain reclassified to Gain on
 debt restructuring and supplements                                       -               47,960                    -
Extraordinary loss reclassified to operating expenses                     -                 (853)                   -
                                                                   --------            ---------            ---------
Loss from continuing operations - post FAS 145                     $(85,845)           $(144,038)           $(158,903)
Loss per share from continuing operations - pre FAS 145            $  (5.13)           $  (20.24)           $  (27.79)
Loss per share from continuing operations - post FAS 145           $  (5.13)           $  (15.26)           $  (27.79)
Change in loss per share on continuing operations                  $      -            $    4.98            $       -

In July 2002, Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("Statement 146") was issued. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue ("EITF") 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between Statement 146 and EITF 94-3 relates to the timing of liability recognition. Under Statement 146, a liability for a cost associated with an exit or disposal activity is recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. The provisions of Statement 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this statement is not expected to have a material impact on the Company's financial position or results of operations.

(u)      Foreign Currency

The functional currencies of the Company's foreign subsidiaries are their respective local currencies. The financial statements are maintained in local currencies and are translated to United States dollars using period-end rates of exchange for assets and liabilities and average rates during the period for revenues, cost of revenues and expenses. Translation gains and losses are included in accumulated other comprehensive loss as a separate component of stockholders' equity (deficit). Net gains and losses from foreign currency transactions are included in the 2002, 2001 and 2000 consolidated statements of operations and were not significant.

(2)      Acquisitions

GN Comtext

During July 2001, the Company acquired the assets of GN Comtext ("GN") for $1. Additionally, the Company received a $1.1 million unsecured interest free loan from the former parent company of GN, GN Store Nord A/S and received approximately $175,000 for transition services which were recorded as a reimbursement of costs during the third quarter of 2001 and will collect and retain a percentage of certain accounts receivable collected on behalf of GN. This loan was paid in December 2001. GN offers value-added messaging services to over 3,000 customers ranging from small business to multi-national companies around the world. The excess of fair market value of the assets acquired and the liabilities assumed over the purchase price resulted in negative goodwill of $782,000 which was recognized as an extraordinary gain during the quarter ended September 30, 2001 in accordance with the provisions of FASB Statement No. 141, "Business Combinations.".

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

At the closing of the acquisition by STI of the EasyLink Services business from AT&T, the Company advanced $14 million to STI in the form of a loan, the proceeds of which were used to fund part of the $15 million cash portion of the purchase price to AT&T. Upon the closing of the acquisition of STI, the Company assumed a $35 million note issued by STI to AT&T. The $35 million note was secured by the assets of STI, including the EasyLink Services business, and the shares of EasyLink Class A common stock issued to the sole shareholder (who became an officer and director of the Company) in the merger. The AT&T note was payable in equal monthly installments over four years, bearing interest at the rate of 10% per annum for the first six months of the note. Thereafter the rate was to be adjusted every six months equal to 1% plus the prime rate as listed in the Wall Street Journal on such date of adjustment. AT&T subsequently entered into an agreement with the Company to restructure the note. On November 27, 2001, the note was converted into a package of securities consisting of a promissory note in the principal amount of $10 million, 1 million shares of Class A common stock and warrants to purchase 1 million shares of Class A common stock. The $10 million note is secured by the same security interests that secured the $35 million note. The warrants have an exercise price equal to $6.10 per share, subject to adjustment. See Note (8) Notes Payable for a description of the restructuring, the promissory note and the warrants.

Upon the closing of the acquisition of STI, the Company paid to the sole shareholder (who became an officer and director of the Company) of STI $835,000 in cash and issued an unsecured note for $9,188,000 and 1,876,618 shares of EasyLink Class A common stock, valued at $30.8 million, as consideration for the acquisition of STI. The value of the common stock issued to STI is based on the average market price of EasyLink's common stock, as quoted on the Nasdaq national market, for the two days immediately prior to, the day of, and the two days immediately after the announcement of the transaction on February 8, 2001. The $9,188,000 note was payable in four equal semi-annual installments over two years and may be prepaid in whole or in part at any time and from time to time without payment of premium or penalty. The note was non-interest bearing unless the Company fails to make a required payment within 30 days after the due date therefor. Thereafter, the note will bear interest at the rate of 1% per month. The note also contains certain customary covenants and events of default. The holder of the note subsequently entered into an agreement with the Company to restructure the note. On November 27, 2001, the note was converted into a package of securities consisting of a senior convertible note in the principal amount of approximately $2.68 million and has an initial conversion price equal to $10.00 per share, approximately 268,000 shares of Class A common stock and warrants to purchase approximately 268,000 shares of Class A common stock. The warrants have an exercise price equal to the average of the closing prices of the Company's Class A common stock over the 30 trading days ending two days before the closing of the restructuring of $6.10 per share. See Note (8) Notes Payable for a description of the restructuring, the senior convertible note and the warrants.

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

In connection with the acquisition of STI, the Company entered into a conditional commitment to acquire Telecom International, Inc. ("TII"), which immediately prior to the acquisition of STI was an affiliate of the sole shareholder of STI. The purchase price for TII was originally negotiated at $117,646 in cash, a promissory note in the aggregate principal amount of approximately $1,294,000 and 267,059 shares of the Company's Class A common stock. In order to facilitate the Company's proposed debt restructuring and to reduce the Company's debt obligations and cash commitments, the former sole shareholder of STI and the Company agreed to modify the Company's commitments in respect of TII. In lieu of acquiring TII, the Company purchased certain assets owned by TII and assumed certain liabilities. As consideration, the Company issued 300,000 shares of Class A common stock valued at $1.9 million as the sole purchase price. As a result of this transaction, the Company recorded loss on the extinguishment of this commitment of $2.4 million.

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

The following unaudited pro-forma consolidated amounts give effect to the 2001 acquisitions as if they had occurred on January 1, 2001, by consolidating their results of operations with the results of the Company for the years ended December 31, 2001. The unaudited pro-forma consolidated results are not necessarily indicative of the operating results that would have been achieved had the transactions been in effect as of the beginning of the periods presented and should not be construed as being representative of future operating results. The pro forma basic and diluted net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding. Diluted net loss per share equals basic net loss per share, as common stock equivalents are anti-dilutive for all pro forma periods presented.

                                                                   December 31,
-------------------------------------------------------------------------------
(In thousands, except per share amounts)                                2001
                                                                   ------------

Revenues.....................................................      $    150,465
Loss from continuing operations..............................      $   (148,198)
Loss from discontinued operations............................      $    (63,027)
Extraordinary gain...........................................      $        782
Net loss attributable to common stockholders.................      $   (210,443)
Basic and diluted net loss per common share:
Loss from continuing operations..............................      $     (15.23)
Loss from discontinued operations............................             (6.47)
Extraordinary gain...........................................              0.08
Net loss.....................................................      $     (21.62)
Weighted average shares used in net loss
per common share calculation (1).............................             9,734

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

The Company was obligated to pay additional consideration (the "Contingent Consideration") upon completion of its audited financial statements for the year ended December 31, 2000 based on the achievement of certain performance standards for such year. The Contingent Consideration was up to $3.2 million payable in cash, additional bonus payments up to $800,000, and up to $16.0 million payable in shares of Class A common stock based on the market value of such stock at the time of payment (but such market value shall be deemed to be not less than $80.00 per share). On November 2, 2000, the Company settled its contingent consideration obligation with Allegro. The Company paid to the former shareholders of Allegro 28,319 shares of Class A common stock valued at $139,000 on December 31, 2001 pursuant to this settlement. At the time the consideration became issuable, the Company adjusted the purchase price and recorded additional goodwill.

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

The Company was obligated to pay additional consideration to the sellers of TCOM based upon the achievement of certain objectives over an 18-month period. The additional consideration was to consist of up to $1.0 million payable in cash and up to $2.75 million payable in shares of Class A common stock based on its market value of such stock at the time of payment, although the market value would be deemed to be not less than $40.00 per share. On November 1, 2000, the Company settled its contingent consideration obligation with TCOM. The Company agreed to pay the former shareholders of TCOM a total of $3.75 million, comprised of a cash payment of $1 million and $2.75 million in Class A common stock, on April 18, 2001, determined based on the market price at that time, but not less than $40.00 per share. The Company adjusted the purchase price for the $1 million payment and is amortizing such costs over the remaining life of the other intangible assets, namely workforce.

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

NetMoves Impairment Charge

EasyLink continually evaluates the carrying value of its long-lived assets. If it is determined that the carrying value may require adjustment and the estimated fair value of the asset is less than its recorded amount, an impairment charge is recorded. During the fourth quarter of 2001, the Company determined that the carrying values of certain of its long-lived assets required adjustment. The long-lived asset impairment charges of $60 million recorded in the fourth quarter related to goodwill associated with the Company's fiscal 2000 acquisition of NetMoves Corporation ("NetMoves") and reduced the goodwill net book value to $17 million. NetMoves had experienced declines in operating and financial metrics over the previous several quarters in comparison to the metrics forecasted at the time of its respective acquisition. The amount of the impairment charge was determined by comparing the carrying value of goodwill to fair value at December 31, 2001, in accordance with the Company's formal impairment policy which is further described in Note 1.

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

(4)      Sale of Businesses

On September 20, 2002, the Company sold its customer contracts related to its email hosting service ("NIMS") line to Call Sciences, Inc. Call Sciences paid $300,000 in cash upon closing. The consideration paid to EasyLink was determined as a result of negotiations between Call Sciences, Inc. and EasyLink. In connection with the sale, the parties entered into a transition services agreement whereby the Company would receive payments for services rendered during the 2 month period following the close. As a result of the sale, the Company transferred the customer contracts and recorded a gain on the sale of NIMS of $300,000. In October 2002, the Company sold for $126,000 a software and consulting business in England that was previously acquired in the GN Context acquisition. The full purchase price was recorded as a gain as the net book value of assets transferred was zero.

On March 30, 2001, the Company sold its advertising network to Net2Phone, Inc. Net2Phone paid the Company $3 million in cash upon the closing. The Company received an additional $500,000 in April 2001 based upon the achievement of certain milestones by the Company. The consideration paid to EasyLink was determined as a result of negotiations between Net2Phone, Inc. and EasyLink. In connection with the sale, the parties entered into a hosting agreement whereby the Company would receive payments for hosting the consumer mailboxes for a minimum of one year. As a result of the sale, the Company transferred net assets, including certain domain names and partner agreements (see Note 10), and liabilities related to the advertising network to Net2Phone, and recorded a loss on the sale of the advertising network of $1.8 million during the fourth quarter of 2001.

During the second quarter of 2001, the Company completed the migration of the hosting of these consumer mailboxes to a third party provider who is paid for this service. The hosting agreement was terminated as of September 30, 2001.

(5)      Balance Sheet Components

Property and equipment, including equipment under capital leases, are stated at cost and are summarized as follows, in thousands:

                                                                                December 31,
                                                                                ------------
                                                                            2002           2001
                                                                           --------       ---------
Computer equipment and software, including amounts
   related to capital leases of $3,842 and $5,175, respectively .....      $ 38,882       $  37,845
Furniture and fixtures...............................................         1,081             844
Web development......................................................           181             181
Leasehold improvements...............................................           814             476
                                                                           --------       ---------
             Subtotal................................................        40,958          39,346
Less accumulated depreciation and amortization,
including amounts related to capital leases
of $3,023 and $3,118, respectively...................................        26,125          17,390
                                                                           --------       ---------
             Total...................................................      $ 14,833       $  21,956
                                                                           ========       =========

Domain assets held for sale consist of the following, in thousands:

                                                                                 December 31,
                                                                                 ------------
                                                                             2002           2001
                                                                           --------       ---------
Domain names.........................................................      $  2,424       $   2,424
Less accumulated amortization........................................         2,210           2,210
                                                                           --------       ---------
Domain assets, net...................................................      $    214       $     214
                                                                           ========       =========

Accrued expenses consist of the following, in thousands:

                                                                                 December 31,
                                                                                 ------------
                                                                            2002           2001
                                                                           --------       ---------
Carrier charges......................................................      $  6,408       $  12,725
Payroll and related costs............................................         3,072           7,313
Sales/Use/VAT taxes payable..........................................         1,902           2,832
Professional services, consulting fees and
sales agents' commissions............................................         1,649           2,801
Interest.............................................................         2,038           1,678
Software and hardware maintenance....................................           551             981
Payments due to former owners of acquired companies..................             -             689
Other................................................................         5,233           3,683
                                                                           --------       ---------
Total................................................................      $ 20,853       $  32,702
                                                                           ========       =========

(6)      Investments

The Company assesses the need to record impairment losses on investments and records such losses when the impairment of an investment is determined to be other-than-temporary.

On July 25, 2000, EasyLink entered into a strategic relationship with BulletN.net, Inc. The investment has been accounted for under the cost method of accounting, as EasyLink owns less than 20% of the outstanding stock of BulletN.net. As part of this agreement BulletN.net issued 666,667 shares of its common stock and a warrant to purchase up to 666,667 shares of BulletN.net common stock at $3.75 per share to EasyLink in exchange for 36,443 shares of EasyLink Class A common stock valued at approximately $3.1 million. The Company concluded that the carrying value of this cost-based investment was permanently impaired based on the achievement of business plan objectives and milestones and the fair value of the investment relative to its carrying value. During 2002 and 2001, the Company recorded impairment charges of $0.5 million and $2.6 million, respectively, due to other-than-temporary declines in the value of this investment. Such amounts are included in impairment of investments within other income (expense) in the 2002 and 2001 statement of operations. On March 1, 2001, in consideration of the exchange and cancellation of the 666,667 warrants and the waiver of certain anti-dilution rights, the Company received a new warrant to purchase 266,667 shares of BulletN.net common stock at $1 per share.

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

On April 17, 2000, in exchange for $500,000 in cash, the Company acquired certain source code technologies, trademarks and related contracts relating to the InTandem collaboration product ("InTandem") from IntraACTIVE, Inc., a Delaware corporation (now named Bantu, Inc., "Bantu"). On the same date, the Company also paid Bantu an upfront fee of $500,000 for further development and support of the InTandem product. On the same date, pursuant to a Common Stock Purchase Agreement, the Company acquired shares of common stock of Bantu representing approximately 4.6% of Bantu's outstanding capital stock in exchange for $1 million in cash and 46,296 shares of its Class A common stock, valued at approximately $3.6 million. Pursuant to the Common Stock Purchase Agreement, the Company also agreed to invest up to an additional $8 million in the form of shares of its Class A Common stock in Bantu in three separate increments of $4 million, $2 million and $2 million, respectively, based upon the achievement of certain milestones in exchange for additional shares of Bantu common stock representing 3.7%, 1.85% and 1.85%, respectively, of the outstanding common stock of Bantu as of April 17, 2000. The number of shares of the Company's Class A common stock issuable at each closing will be based on the greater of $90 per share and the average of the closing prices of the Company's Class A common stock over the five trading days prior to such closing date. In July 2000, the Company issued an additional 9,259 shares of its Class A common stock valued at approximately $590,000 to Bantu in accordance with a true-up provision in the Common Stock Purchase Agreement. In September 2000, the Company issued an additional 44,444 shares of its Class A common stock valued at approximately $2.9 million as payment for the achievement of a milestone indicated above. In January 2001, the Company issued an additional 22,222 shares of its Class A common stock valued at approximately $285,000 as payment for the achieved milestone indicated above. The Company accounts for this investment under the cost method. During 2002 and 2001, management made assessments of the carrying value of its investment, based upon incremental investments made by third parties, and determined that the carrying value of this cost-based investment was permanently impaired as it was in excess of its estimated fair value. Accordingly, EasyLink wrote down the value of its investment in Bantu by $1.0 million and $7.3 million in 2002 and 2001, respectively, as it determined that the decline in its value was other-than-temporary.

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

As of December 31, 2001, all of the Company's investments were written down to minimal amounts due to other than temporary declines in the value of its investments.

(7)      Goodwill and Intangible Assets

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

As of January 1, 2002, the date of adoption, the Company had unamortized goodwill in the amount of $68.8 million, which is subject to the transition provisions of Statement 142. Amortization expense related to goodwill of continuing operations was $40.4 million and $38.8 million for the years ended December 31, 2001 and 2000. During the quarter ended June 30,2002, the Company completed its assessment with the assistance of an independent appraiser in accordance with Statement 142 and determined that there was no impairment as of January 1, 2002. During the quarter ended December 31, 2002, the Company completed a new assessment with the assistance of an independent appraiser in accordance with Statement 142 and determined that there was an impairment. Accordingly, a fair value analysis was performed on the Company's goodwill, intangible assets and other long lived assets which resulted in an aggregate impairment charge of $78.8 million, broken down as follows: $7.5 tradename, $7.6 customer base, $1.1 technology, and $62.6 goodwill.

The current economic and market conditions have lead to forecasts with lower growth rates and a significantly lower market cap of the Company. The methodology used to determine the business enterprise of the Company was the income approach, a discounted cash flow valuation method. The discount rate was determined by using a weighted average cost of capital analysis which was developed using a capital structure which reflects the representative historical mix of debt and equity of a group of guideline companies in this business. Assumptions for normal working capital levels and taxes were also incorporated in the analysis. The value of the trade name and developed technology was based on the relief-from-royalty method. This determines the value by quantifying the cost savings a company enjoys by owning, as opposed to licensing, the intangible asset. The value of the Company's customer base was also determined through an income approach.

The following unaudited pro forma disclosure presents the adoption of Statement 142 as if it had occurred at the beginning of all periods presented:

                                                                                         Year Ended December 31,
                                                                                         -----------------------
(In thousands, except per share amounts)                                         2002                2001             2000
                                                                               --------           ---------         ---------
Loss from continuing operations..............................                  $ (85,848)         $(144,038)        $(158,903)
Add back: Goodwill amortization..............................                          -             40,376            38,761
Adjusted loss from continuing operations.....................                    (85,848)          (103,662)        $(120,142)

Loss from discontinued operations............................                          -            (63,027)        $ (70,624)
Add back: Goodwill amortization..............................                          -              3,851            19,963
Adjusted loss from discontinued operations...................                          -            (59,176)          (50,661)
Extraordinary gain...........................................                          -                782                 -

Adjusted net loss............................................                  $ (85,848)         $(162,056)         (170,803)

Basic and diluted net loss per share:
Loss from continuing operations..............................                  $   (5.13)         $  (15.26)        $  (27.79)
Goodwill amortization from continuing operations.............                          -               4.28              6.78
Adjusted loss from continuing operations.....................                  $   (5.13)            (10.98)           (21.01)

Loss from discontinued operations............................                          -              (6.68)           (12.35)
Goodwill amortization from discontinued operations...........                          -               0.41              3.49
Adjusted loss from discontinued operations...................                          -              (6.27)            (8.86)

Extraordinary gain...........................................                          -               0.08                 -

Adjusted net loss............................................                  $   (5.13)         $  (17.17)        $  (29,87)

Weighted average basic and diluted shares outstanding .......                     16,733              9,442             5,718

In connection with the adoption of Statement 142 on January 1, 2002, the Company reclassified $3.6 million in net book value associated with assembled workforce to goodwill. In addition, during the first quarter of 2002, goodwill was reduced by $0.3 million as a result of a final reconciliation related to the STI acquisition (See Note 2).

Although SFAS No. 142 requires disclosure of these amounts to reflect the impact of adoption on the Company's results for the years ending December 31, 2001 and 2000, had goodwill not been amortized and been added back, the effect would have resulted in additional impairment charges being recorded in each of the respective years.

Included in the Company's balance sheet as of December 31, 2002 and 2001 are the following (in thousands):

                             As of December 31, 2002

                                                                                 Accumulated
                                                                    Gross Cost   Amortization     Net
                                                                    ----------   ------------   -------
Goodwill.....................................................        $152,659     $(146,393)    $ 6,266
                                                                     ========     =========     =======
Intangibles with finite lives:
   Technology................................................          16,550       (10,550)      6,000
   Trademarks................................................          16,000       (10,400)      5,600
   Customer lists............................................          11,000        (9,600)      1,400
   Software development and licenses.........................           4,580        (3,032)      1,548
                                                                     --------     ---------     -------
                                                                     $ 48,130     $ (33,582)    $14,548
                                                                     --------     ---------     -------

                             As of December 31, 2001

                                                                                   Accumulated
                                                                    Gross Cost     Amortization    Net
                                                                    ----------     ------------  -------
Goodwill.....................................................        $152,959       $ (83,824)   $69,135
                                                                     ========       =========    =======
Intangibles with finite lives:
   Technology................................................          16,550          (5,334)    11,216
   Trademarks................................................          16,000          (1,333)    14,667
   Customer lists............................................          11,000            (917)    10,083
   Software development and licenses.........................           4,580          (1,744)     2,836
                                                                     --------       ---------    -------
                                                                     $ 48,130       $  (9,328)   $38,802
                                                                     ========       =========    =======

Goodwill and Other Intangible Asset amounts at December 31, 2001 have been reclassified to conform to the December 31, 2002 classifications in accordance with the provisions of SFAS No. 142.

The Company's estimated amortization expense is $3.1 million, $2.6 million, $2.2 million, $0.5 million and $0.2 million in 2003, 2004, 2005, 2006 and 2007, respectively. In accordance with Statement 142, the Company reassessed the useful lives of all other intangible assets. There were no changes to such lives and there are no expected residual values associated with these intangible assets. Trademarks and customer lists are being amortized on a straight-line basis over ten years. Technology and software development and licenses are being amortized on a straight-line basis over their estimated useful lives from two to five years.

(8)      Notes Payable

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

In connection with the issuance of these Notes, the Company incurred approximately $3.8 million of debt issuance costs. Such costs have been capitalized and are being amortized ratably over the original term of the Notes. As a result of the exchange note agreements entered into in 2001 and discussed below, the Company recorded a charge of $2.2 million to reduce debt issuance costs relating to that portion of the notes that were exchanged. This charge has been netted against the gain on debt restructuring and settlements included in the 2001 statement of operations.

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

The Senior Convertible Notes issuable under the February 1, February 8 and February 14 note exchange agreements (the "Exchange Notes") are unsecured, joint and several obligations of EasyLink and its subsidiary EasyLink Services USA, Inc (collectively, the "Companies").

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

The above exchange transactions have been accounted for in accordance with Financial Accounting Standards Board Statement No. 15 ("FASB No.15"), "Accounting by Debtors and Creditors for Troubled Debt Restructurings." As a result of these exchanges, the Company recorded a $40.4 million gain on debt restructuring and settlements during the first quarter of 2001.

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

Restructuring and Settlements of Certain Debt and Lease Obligations

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

Under the terms of the debt restructuring, the Company exchanged an aggregate of approximately $63 million of debt and equipment lease obligations for an aggregate of approximately $20 million of restructure notes and obligations due in installments commencing June 2003 through June 2006, 1.97 million shares of Class A Common Stock and warrants to purchase 1.8 million shares of Class A Common Stock. In addition, the Company purchased certain leased equipment for an aggregate purchase price of $3.5 million. The Company also recorded a net gain of $8.6 million upon the completion of the restructuring in accordance with FASB No. 15 during the fourth quarter of 2001.

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

The Company recognized a gain on the debt restructuring in the amount of $8.6 million. This gain was calculated based on the amount of the total reduction in carrying values of the original restructure obligations as compared to the carrying values of the restructure notes minus the amount of the contingent share issuance obligation of $1.1 million recorded by the Company due to the assumed payment of interest on a portion of the restructure notes in shares of Class A common stock as described above.

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

On July 15, 2002, the Company entered into a transfer and assignment agreement to repurchase a 12% senior convertible note and a payment obligation in the amount of $0.5 million for $90,000 in cash and 5,415 shares in Class A common stock, valued at approximately $6,000. This transaction was accounted for in accordance with Financial Accounting Standards Board Statement No. 15 ("FASB No.15"), "Accounting by Debtors and Creditors for Troubled Debt Restructurings." As a result of this transaction, the Company recorded a $0.4 million gain.

On September 27, 2002, the Company entered into a transaction agreement to repurchase 10% senior convertible notes in the amount of $4.95 million for $495,000. This transaction was accounted for in accordance with Financial Accounting Standards Board Statement No. 15 ("FASB No.15"), "Accounting by Debtors and Creditors for Troubled Debt Restructurings." As a result of this transaction, the Company recorded a $6.2 million gain in 2002 which includes the impact of a $1.7 million reversal of capitalized interest previously recognized in connection with the February 14, 2001 exchange agreement related to such notes.

Notes payable include the following, in thousands

                                                                              December 31, 2002      December 31, 2001
                                                                           ----------------------  ----------------------
                                                                           Capitalized             Capitalized
                                                                             Interest   Principal    Interest   Principal
                                                                           -----------  ---------  -----------  ---------
2000 7% Convertible Subordinated Notes due February 2005                   $         -  $  24,095  $         -  $  24,095
2001 10% Senior Convertible Notes due January 2006                               5,528     31,059        8,615     36,009
2001 12% AT&T restructure note 13 quarterly payments beginning June 2003         5,160     10,000        5,160     10,000
2001 12% note payable to former shareholder of STI 13 quarterly
         payments beginning June 2003                                              997      2,683        1,385      2,683
2001 12% Restructure notes 13 quarterly payments beginning June 2003                 -      6,132           --      6,435
2001 Restructuring balloon payments due October 2004                                 -        795           --        846
Other                                                                                -        786           --        855
                                                                           -----------  ---------  -----------  ---------
Total notes payable and capitalized interest                                    11,685     75,550       15,160      80,923
Less current portion                                                             4,283      4,152        1,410          -
                                                                           -----------  ---------  -----------  ---------
Non current portion                                                        $     7,402  $  71,398  $    13,750  $  80,923
                                                                           ===========  =========  ===========  =========

(9)      Revenues

The following are the components of revenues, in thousands:

                                      For the year ended December 31,
                              --------------------------------------------
                                 2002              2001          2000
                              -----------       -----------   ------------
Business messaging            $   113,874       $   121,716   $     28,967
Advertising..............               -             1,616         22,370
Subscriptions............               -                 -            719
Other....................             480               597            642
                              -----------       -----------   ------------
Total revenues...........     $   114,354       $   123,929   $     52,698
                              ===========       ===========   ============

Other revenues consist of revenues generated principally from the sale or lease of domain names.

(10)     Discontinued Operations

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

Summarized financial information (In thousands) for the discontinued operation is as follows:

                          Statements of Operations Data
                             Year Ended December 31,

                                         2002        2001         2000
                                       ---------   ---------    ---------
Revenues.............................  $       -   $   6,247    $   8,527
                                       =========   =========    =========
Loss from discontinued operations....  $       -   $  63,027    $  70,625
                                       =========   =========    =========

                               Balance Sheet Data
                               As of December 31,

                                                      2002       2001
                                                    -------   ----------
Current assets..................................... $    57   $       74
Total assets.......................................     444          423
Current liabilities................................     579        1,873
Long-term liabilities and minority interest........     225          225
Net liabilities of discontinued operations          $  (360)  $   (1,675)

The information below pertains to certain events and activities associated with the operations of World.com and include: financings in connection with India.com, domain names included in discontinued operations, the acquisition and subsequent disposition of eLong.com, which was renamed to Asia.com, Inc., and other acquisitions made by World.com.

India.com Financing

During the third quarter of 2000, India.com, Inc., a wholly-owned subsidiary, issued 1,365,769 shares of Series A convertible preferred stock to private investors valued at $14.2 million. These shares were convertible into India.com Class A common stock at the initial purchase price of the preferred shares, subject to certain anti dilution and other adjustments. The holders of the Series A convertible exchangeable preferred stock were entitled to a one time right exercisable during the 60 days after September 13, 2001 to exchange these shares for the number of shares of EasyLink Class A common stock equal to the original purchase price of such shares divided by the lesser of the market price of EasyLink's Class A common stock on September 13, 2001 (but not less than $45.00) and $60.00. This exchange right was since modified as described below.

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

The acquisition was accounted for as a purchase business combination. The excess of the purchase price over the fair market value of the acquired assets and assumed liabilities of Asia.com has been allocated to goodwill ($62 million). Goodwill is being amortized over a period of 3 years, the expected estimated period of benefit. During the fourth quarter of 2000, approximately $7.8 million of goodwill was written off as it was determined that the carrying value had become permanently impaired as a result of the November 2, 2000 decision, as approved by the Board of Directors, to sell all assets not related to its core messaging business, including its Asia-based businesses. After giving effect to the write off, the net goodwill balance at December 31, 2000 was $38.2 million.

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

(11)     Partner Agreements

The Company entered into partner agreements in connection with the advertising network business. Included in these agreements are percentage of revenue sharing agreements, miscellaneous fees and other customer acquisition costs with EasyLink Partners. The revenue sharing agreements vary for each party but typically are based on selected revenues, as defined, or on a per sign-up basis. At December 31, 2002 and 2001, the Company's liabilities were approximately $0.1 million to various EasyLink Partners under such agreements.

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

(12)     Leases

The Company sold certain assets for approximately $1.3 million during 2000 and these assets were leased back from the purchaser over terms of 3 to 5 years.

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

On November 27, 2001, the Company closed on the restructuring of these obligations. These obligations were converted into a package of securities consisting of senior convertible notes and other obligations. See Note 8 Notes Payable for a description of the debt restructuring. In addition, the Company settled certain leased equipment obligations having an original equipment cost of $22.5 million for an aggregate purchase price of approximately $3.5 million.

The Company leases facilities and certain equipment under agreements accounted for as operating leases. These leases generally require the Company to pay all executory costs such as maintenance and insurance. Rent expense for operating leases for the years ending December 31, 2002, 2001 and 2000 was approximately $2.2 million, $4.3 million, and $6.0 million, respectively.

The Company's lease obligations are collateralized by certain assets at December 31, 2002. Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of December 31, 2002 are as follows, in thousands:

                            Year ending December 31,

                                                                                    Capital leases     Operating leases
                                                                                    --------------     ----------------
2003............................................................................    $          454     $          3,163
2004............................................................................               162                3,221
2005............................................................................                34                2,901
2006............................................................................                 -                2,070
2007............................................................................                 -                1,845
2008 and later..................................................................                 -                7,192
                                                                                    --------------     ----------------
          Total minimum lease payments..........................................               650     $         20,392
                                                                                    ==============     ================

Less amount representing interest (at a weighted-average interest rate of 9.17%)               (41)
                                                                                    --------------
Present value of net minimum capital lease payments.............................               609
Less current portion of obligations under capital leases........................               413
                                                                                    --------------

Obligations under capital leases, excluding current portion.....................    $          196
                                                                                    ==============

(13)     Related Party Transactions

Federal Partners, L.P. Financings

On January 8, 2001, we issued $5,000,000 principal amount of 10% Senior Convertible Notes due January 8, 2006 to Federal Partners, L.P. The Clark Estates, Inc. provides management and administrative services to Federal Partners. Federal Partners and accounts for which The Clark Estates, Inc. provides management and administrative services are beneficial holders of 9.9% of the Company's common stock, including shares issuable upon conversion of senior convertible notes held by Federal Partners but excluding shares issuable upon the conversion or exercise of other notes, warrants or options. On March 20, 2001, we issued to Federal Partners, L.P. 300,000 shares of our Class A Common Stock for a purchase price of $3,000,000, and we committed to issue to Federal Partners an additional 100,000 shares of Class A Common Stock if the closing price of our Class A Common Stock on the principal securities exchange on which they are traded was not at or above $100 per share for 5 consecutive days. The additional shares were issued in 2002. As part of the financing completed on November 27, 2001 in connection with our debt restructuring, we issued to Federal Partners an aggregate of 250,369 shares of Class A common stock for a purchase price of $1,700,000, and we committed to issue to Federal Partners an additional 174,632 shares of Class A Common Stock if the average of the closing prices of our Class A Common Stock on Nasdaq was not at or above $16.00 per share for the 10 consecutive trading days through year end 2001.

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

Acquisition of Swift Telecommunications, Inc.

We acquired Swift Telecommunications, Inc. on February 23, 2001. George Abi Zeid was the sole shareholder of Swift Telecommunications, Inc ("STI"). In connection with the acquisition, Mr. Abi Zeid was elected to the Board of Directors of the Company and was appointed President - International Operations. EasyLink Services paid $835,294 in cash, issued 1,876,618 shares of Class A Common Stock and issued a promissory note in the original principal amount of approximately $9.2 million to Mr. Abi Zeid in payment of the purchase price for the acquisition payable at the closing. Under the merger agreement, EasyLink Services also agreed to pay additional contingent consideration to Mr. Abi Zeid equal to the amount of the net proceeds, after satisfaction of certain liabilities of STI and its subsidiaries, from the sale or liquidation of the assets of one of STI's subsidiaries. The $9.2 million note was payable in four equal semi-annual installments over two years. The note was non-interest bearing except in certain circumstances. Pursuant to the debt restructuring completed on November 27, 2001, EasyLink issued $2,682,964 principal amount of restructure notes, 268,295 shares of Class A common stock and warrants to purchase 268,295 shares of Class A common stock in exchange for Mr. Abi Zeid's $9.2 million note. See Note 8 Notes Payable.

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

Mr. Abi Zeid also agreed to contribute up to approximately 1.2 million shares of Class A common stock issuable to him in connection with the debt restructuring in order to permit the grant of shares or options to employees. The shares which were valued at $0.5 million were accounted for as compensation expense in the fourth quarter of 2001.

Fax-2 Acquisition and Divestiture

Under an Exclusivity and Royalty Agreement among Daniel Kuehler, Kurt Winter and EasyLink Services dated May 30, 2000, EasyLink Services acquired from Messrs. Kuehler and Winter the rights to develop, market and deploy the Fax-2 business concept. Fax-2 allows users to send faxes to any email address. Mr. Kuehler is the son of Jack Kuehler, a director of EasyLink Services until September 30, 2002. Each of Messrs. Kuehler and Winter received 1,000 shares of EasyLink Services Class A Common Stock upon execution of the agreement and were entitled to a 10% royalty up to $100,000 on all revenue generated by Fax-2 and thereafter a 1% royalty on such revenue so long as specified performance and operating conditions were maintained. Mr. Kuehler also entered into an employment agreement which entitled him to receive full compensation and benefits through June 15, 2001 if his employment is terminated for any reason other than cause before then. Mr. Kuehler also received on June 15, 2000 a grant of 3,000 options at an exercise equal to fair market value at the time of grant. These options were to vest over four years. The Fax-2 service was re-named the FaxMail Service while owned by the Company.

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

(14)     Capital Stock

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

Settlements

During 2002 and 2001, the Company issued 226,391 and 878,838 shares of Class A common stock, respectively, in connection with various settlements of certain obligations and for payment of services rendered valued at $706,000 and $6.6 million, respectively, in the aggregate. The 2002 issuance is comprised of 106,534 shares in connection with vendor settlement, 21,016 shares in connection with third party vendors, 36,232 in connection with Lohoo settlement, 56,075 shares in connection with MyIndia.com sale, 6,534 shares in connection with MyIndia.com contingent liability. The 2001 issuance is comprised of 196,604 shares in connection with vendor settlements, 300,000 shares in connection with the TII settlement, 162,083 shares in connection with the TCOM settlement, 103,359 shares in connection with payment of a promissory note, 53,319 shares in connection with merger agreements and 33,292 shares in connection with Asia.com settlements, 10,590 shares in connection with India.com settlements, and 19,591 shares in connection with New Millenium settlement. In addition, 888,810 and 294,533 shares of Class A common stock were issued during 2002 and 2001, respectively, in lieu of cash interest payments on Senior Convertible Notes and subordinated debentures valued at $1.8 and $0.6 million, respectively, in the aggregate.

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

Undesignated Preferred Shares

The Company is authorized, without further stockholder approval; to issue authorized but unissued shares of preferred stock in one or more classes or series. At December 31, 2002 and 2001, 60,000,000 authorized shares of undesignated preferred stock were available for creation and issuance in this manner.

(15)     AT&T Warrant

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

(16)     Stock Options

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

In 2001, the Company recorded compensation expense of approximately 0.5 million for a transfer of common stock and stock options from an officer to certain employees. (See Note 13, Related Party Transactions -- Acquisition of Swift Telecommunications Inc.)

During 2000, certain non-bonus eligible employees purchased 635 common stock options for $100 per share in cash having an exercise price of $146.30 per share, the fair market value at the date of the grant.

During 2001, the Company granted to its employees and directors under its stock option plans a total of 973,017 options to purchase shares of Class A common stock with an average exercise price of $4.64 per share. As of December 31, 2002, the Company had a total of options outstanding with an average exercise price of $13.50 per share.

In connection with the Company's debt restructuring, the Company issued upon the closing of the restructuring, warrants to purchase 1.8 million shares of Class A common stock at $6.10 per share. See Note 8 Notes Payable for a description of the restructuring and the warrants.

A summary of the Company's stock option activity and weighted average exercise prices is as follows:

                                                                        For the Year Ended December 31,
                                               -------------------------------------------------------------------------------
                                                        2002                       2001                        2000
                                               -----------------------   ------------------------    -------------------------
                                                              Weighted                  Weighted                     Weighted
                                                              Average                    Average                     Average
                                                              Exercise                  Exercise                     Exercise
                                                Options         Price      Options        Price        Options        Price
                                               ---------      --------   -----------    ---------    ------------   ----------
Options outstanding at
 beginning of period.......................    1,855,781      $  13.51     1,334,429    $   28.60         977,695   $    53.40
                                               ---------      --------   -----------    ---------    ------------   ----------
Options granted............................    1,285,300      $   1.04       973,017    $    4.64       1,487,938   $    53.00
Options canceled...........................     (367,635)     $  20.44      (449,665)   $   40.49        (991,945)  $    91.10
Options exercised..........................            -             -        (2,000)   $    5.00        (139,295)  $    18.20
                                               ---------      --------   -----------    ---------    ------------   ----------
Options outstanding at
 end of period.............................    2,773,446      $    .67     1,855,781    $   13.50       1,334,429   $    28.60
                                               =========      ========   ===========    =========    ============   ==========
Options exercisable at period end..........    1,174,560                     810,483                      631,506
                                               =========                 ===========                 ============
Weighted average fair value of
 options granted during the
 period....................................    $     .93                 $      3.92                 $      50.20
                                               =========                 ===========                 ============

The following table summarizes information about stock options outstanding and exercisable at December 31, 2002:

                                                                 Options Outstanding                Options Exercisable
                                                    -------------------------------------------   ------------------------
                                                      Weighted
                                                       Average        Weighted       Weighted
                                                      Remaining        Average        Average
                Range of Exercise                       Number       Contractual     Exercise        Number      Exercise
                     Prices                          Outstanding        Life           Price       Exercisable    Price
---------------------------------------------       --------------   -----------    -----------   ------------   ---------
$.63-.81.....................................               25,000          9.90    $       .70              -   $       -
$.98-1.04....................................            1,289,051          9.00    $       .98         91,997   $    1.00
$2.20-3.00...................................              600,259          8.30    $      2.22        424,088   $    2.20
$3.40-5.10...................................              141,198          5.30    $      4.49        123,593   $    4.53
$5.31-7.80...................................               42,815          6.00           6.20         23,359   $    6.19
$8.13-11.25..................................               51,393   $      3.70    $      9.93         47,015   $   10.00
$12.15-16.88.................................              493,571          6.50    $     15.36        341,631   $   15.73
$20.00-23.36.................................               31,376          2.20    $     21.01         31,376   $   21.01
$32.44-40.00.................................               43,468          5.10    $     35.00         43,422   $   34.99
$50.00-74.61.................................               34,506          5.90    $     52.10         31,373   $   51.45
$118.60-175.00...............................               19,813          6.70    $    155.64         15,754   $  155.57
$190.00-200.00...............................                  977          6.10    $    192.86            952   $  192.94
                                                    --------------   -----------    -----------   ------------   ---------
                                                         2,773,427          7.90    $      6.80      1,174,560   $   11.92
                                                    ==============   ===========    ===========   ============   =========

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

On November 14, 2000, the Company offered to certain employees, officers and directors, including the executive mentioned above, other than the chairman, the right to re-price certain outstanding stock options to an exercise price equal to $16.90, the closing price of the Company's Class A common stock on NASDAQ on November 14, 2000. Options to purchase an aggregate of up to 632,799 shares were repriced. As of December 31, 2001 options to purchase 532,595 shares were outstanding. The re-priced options will vest at the same rate that they would have vested under their original terms except that shares issuable upon exercise of these options may not be sold until after November 14, 2001. Pursuant to FIN 44, since the new exercise price was equal to the fair market value of the Company's common stock on the new measurement date, the Company did not record any compensation cost in connection with this program. However, depending upon movements in the market value of the Company's Class A common stock, this accounting treatment may result in significant non-cash compensation charges in future periods. To date, the Company has not recorded any compensation charge as the fair market value of the Company's common stock has been below the new exercise price.

(17)     Employee Stock and Savings Plans

401(k) Plan

On January 3, 2000, the Company established a 401(k) Plan ("the plan"). Subject to Internal Revenue Service Code limitations, participants may contribute from 1% to 15% of pay each pay period on a before tax basis, subject to statutory limits. Such contributions are fully and immediately vested. The Company will match 50% of the first 6% of an employee's contribution with shares of Class A common stock. Vesting of the Company's matching contributions begins at 20% after the first anniversary of date of hire or plan commencement date, whichever is later, increasing by 20% each year thereafter through the fifth year until full vesting occurs. The Company's matching contributions representing 314,642, 75,209 and 15,120 shares of Class A common stock for the year ended December 31, 2002, 2001 and 2000 were $437,000, $412,000 and $534,000, respectively.

Upon the acquisition of STI, the Company has various plans in other countries. The participants may contribute from 2.5% to 10.5% of pay each period on a before tax basis, subject to statutory limits. Such contributions are fully and immediately vested. The Company will match 4.5% up to 20% of a participants contribution. Vesting of the Company's matching contribution is immediate. The Company's matching contributions for the year ended December 31, 2002 and 2001 were $454,000 and $220,000, respectively.

Employee Stock Purchase Plan

On March 14, 2000, the Board of Directors adopted, and on May 18, 2000, the shareholders approved the EasyLink Employee Stock Purchase Plan (the "ESPP"). Eligible employees can contribute, through a payroll deduction in 1% increments, from a minimum of 1% to a maximum of 10% of base salary or wages. Each purchase period lasts for six months beginning on the first day of January and the first day of July. The purchase price is set at 85% of the lower of the fair market value of EasyLink Class A common stock on the first day of the purchase period or on the last day of the purchase period. The fair market value will be determined based on the closing sales price on the NASDAQ National Market. If EasyLink shares cease to be traded on the NASDAQ National Market, a committee of at least two members of the board of directors will determine the fair market value in the manner prescribed by the plan. During 2001 and 2000, employees purchased 3,869 and 6,044 shares at an average price of $4.91 and $6.10 per share, respectively. At December 31, 2001, approximately 94,000 shares were reserved for future issuances.

During 2001, the Company decided to discontinue any active participation in the ESPP. This resulted in freezing the plan effective June 30, 2001. The Company has the option of reinstating the plan at a later date.

(18)     Restructuring Charges

During 2002, 2001 and 2000, restructuring charges of $2.3 million, $25.3 million and $5.3 million, respectively, were recorded by the Company in accordance with the provisions of EITF 94-3, and Staff Accounting Bulletin 100. During 2002, the Company's restructuring initiatives are related to the relocation and consolidation of its New Jersey-based office facilities into one location and a similar consolidation of its office facilities in England. The relocation process will begin in the first quarter of 2003. The restructuring charges are comprised of abandonment costs with respect to leases, including the write-off of leasehold improvements. During 2001, the Company's restructuring initiatives are related to our strategic decisions to exit the consumer messaging business and to focus on the Company's outsourced messaging business. The Company's restructuring program included an incremental reduction in the workforce of approximately 150 employees. Employees affected by the restructuring were notified by direct personal contact and by written notification. The remaining employee benefit termination amounts will be paid out in 2002. In addition, asset disposals of $24.1 million reflect write-downs of excess fixed assets and other assets to their net realizable values. The lease abandonments represent the cost to exit the facility leases. The remaining amounts are to be paid out over the next 3 years which corresponds to the terms of the lease.

The following sets forth the activity in the Company's restructuring reserve (in thousands):

                                         For the year ended December 31, 2002

                              Beginning     Current year-    Current year-    Ending
                               balance        provision       utilization     balance
                              ---------     -------------    -------------   --------
Employee termination
benefits                      $     228     $           -    $          88   $    140
Lease abandonments                  539             2,143              507      2,175
Asset disposals                       -               162              162          -
Other exit costs                     32                15                -         47
                              ---------     -------------    -------------   --------
                              $     799     $       2,320    $         757   $  2,362
                              =========     =============    =============   ========

                                         For the year ended December 33, 2001

                              Beginning     Current year-    Current year-    Ending
                               balance        provision       utilization     balance
                              ---------     -------------    -------------   --------
Employee termination
benefits                      $     559     $         879    $       1,210   $    228
Lease abandonments                3,136               335            2,932        539
Asset disposals                       -            24,123           24,123          -
Other exit costs                    203                 -              171         32
                              ---------     -------------    -------------   --------
                              $   3,898     $      25,337    $      28,436   $    799
                              =========     =============    =============   ========

(19) Income Taxes
There is no provision for federal, state or local, and foreign income taxes for all periods presented, since the Company has incurred losses since inception. At December 31, 2002 and 2001, the Company had approximately $188.4 and $178.7 million, respectively, of federal net operating loss carryforwards available to offset future taxable income. Such carryforwards expire in various years through 2022. The Company has recorded a full valuation allowance against its deferred tax assets since management believes that, after considering all the available objective evidence, it is not more likely than not that these assets will be realized. The tax effect of temporary differences that give rise to significant portions of federal deferred tax assets principally consists of the Company's net operating loss carryforwards.

Under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), the utilization of net operating loss carryforwards may be limited under the change in stock ownership rules of the Code. As a result of numerous historical equity transactions, management believes the Company has experienced an "ownership change," as defined by Section 382. The Company is in the process of determining when such an ownership change would have occurred. Accordingly, the utilization of net operating loss carryforwards would be subject to an annual limitation and would be significantly limited in offsetting future taxable income.

The effects of temporary differences and tax loss carryforwards that give rise to significant portions of federal deferred tax assets and deferred tax liabilities at December 31, 2002 and 2001 are presented below, in thousands.

                                                  December 31,
                                                      2002         2001
                                                  ------------   ---------
         Deferred tax assets:
         Net operating loss carryforwards ......  $     79,548   $  75,026
         Deferred revenues .....................             -         422
         Accounts receivable principally due to
          allowance for doubtful accounts ......         2,277       6,294
         Non-cash compensation .................          3981         594
         Plant and equipment, principally due to
          differences in depreciation ..........         1,416         828
         Write down of assets and investments ..         7,038       4,894
         Accrued expenses ......................           590       2,583
         Restructuring reserve .................           801         973
         Other .................................           112         118
                                                  ------------
         Gross deferred tax assets .............        92,180      91,732
         Less: valuation allowance .............       (92,180)    (91,732)
                                                  ------------   ---------
                Net deferred tax assets ........  $          -   $       -
                                                  ============   =========

Of the total deferred tax assets of $92.2 million existing on December 31, 2002, subsequently recognized tax benefits, if any, in the amount of approximately $5.6 million will be applied directly to contributed capital when realized. This amount relates to the tax effect of deductions for stock options included in the Company's net operating loss carryforward.

(20)     Valuation and Qualifying Accounts

Additions and write-offs charged to the allowance for doubtful accounts is presented below, in thousands.

                                                          Additions
                                            Balance at    charged to                                    Balance
                                           beginning of   costs and    Additions from   Deductions/     at end
Allowance for doubtful accounts                year        expenses     acquisitions     write-offs    of period
                                           ------------   ----------   --------------   -----------    ---------
For the year ended
December 31, 2000......................    $        197   $    1,493    $         403   $     1,316    $    777
For the year ended
December 31, 2001......................    $        777   $    7,224    $       8,731   $     2,185    $ 14,547
For the year ended
December 31, 2002......................    $     14,547   $    2,596    $           -   $     9,091    $  8,052

(21) Geographic Information

Summarized information by geographic location is as follows:

                                           Year Ended December 31,
                                 ------------------------------------------
                                    2002          2001             2000
                                 -----------   ------------    ------------

North America:
Revenues                         $    89,356   $    100,442    $     52,698
Operating loss                       (84,543)      (168,019)       (151,498)
Total assets                          58,704        161,366         306,917
Long-lived assets                     34,317        129,331         210,819

Europe:
Revenues                              20,940         19,032              -
Operating loss                        (1,798)        (3,755)             -
Total assets                           2,453          7,758              -
Long-lived assets                        938          1,599              -

Asia:
Revenues                               4,058          4,455              -
Operating loss                          (592)          (467)             -
Total assets                            (146)         1,118              -
Long-lived assets                        606            712              -

(22)     Commitments and Contingencies

Master Carrier Agreement

In connection with the acquisition of the EasyLink Services business from AT&T Corp., The Company entered into a Master Carrier Agreement with AT&T. Under this agreement, AT&T will provide the Company with a variety of telecommunications services that are required in connection with the provision of the Company's services. The term of the agreement for network connection services is 36 months through May 2005 and the term of the agreement for private line and satellite services is 36 months, through February 2004. Under the agreement, the Company has a minimum revenue commitment for network connection services equal to $3 million for each of the three years of the contract. In addition, we have a minimum revenue commitment for private line and satellite services equal to $375,000 per month during the three-year term. If the Company terminates the network connection services or the private line and satellite services prior to the term or AT&T terminates the services for our breach, the Company must pay to AT&T a termination charge equal to 50% of the unsatisfied minimum revenue commitment for these services for the period in which termination occurs plus 50% of the minimum revenue commitment for each remaining commitment period in the term.

Other Telecommunications Services

The Company has committed to purchase from MCI Worldcom a minimum of $75,000 per month in other telecommunications services through January 2005.

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

In connection with the termination of an agreement to sell the portal operations of the Company's discontinued India.com business, the Company brought suit against a broker that it had engaged in connection with the proposed sale of the portal operations alleging, among other things, breach of contract and misrepresentation. The broker brought a counterclaim against the Company for a brokerage fee that would have been payable on the closing of the proposed sale. The court entered a judgment in the amount of $931,000 against the Company. This judgment has been subsequently vacated by the Court and additional proceedings are pending before the Court. See Note (24) - Legal Proceedings.

(23) Quarterly Financial Information - Unaudited

Condensed Quarterly Consolidated Statements of Operations (in thousands, except per share data)

                                                                  2002                                           2001
                                        -------------------------------------------- ----------------------------------------------
                                        Fourth       Third      Second       First     Fourth       Third      Second       First
                                        Quarter     Quarter     Quarter     Quarter    Quarter     Quarter     Quarter     Quarter
                                        --------   ---------  ----------   ---------   --------   ---------  ----------   ---------
Revenues ............................   $ 26,003   $  28,017  $   30,029   $  30,305   $ 33,801   $  36,548  $   33,858   $  19,722
Cost of revenues ....................     13,434      14,012      14,282      15,872     17,480      18,178      22,122      18,134
                                        --------   ---------  ----------   ---------   --------   ---------  ----------   ---------
Gross profit ........................     12,569      14,005      15,747      14,433     16,321      18,370      11,736       1,588
Operating expenses(1) ...............     93,926      18,009      15,706      16,046     89,651      30,571      50,044      49,990
                                        --------   ---------  ----------   ---------   --------   ---------  ----------   ---------
(Loss) income from operations .......    (81,357)     (4,004)         41      (1,613)   (73,330)    (12,201)    (38,308)    (48,402)
Gain/(loss) from debt restructuring .          -       6,558           -           -      8,648      (1,116)      1,079      39,349
Other income/(expense), net(2) ......     (2,315)       (796)     (1,320)     (1,039)    (2,259)     (2,128)     (9,917)     (5,453)
                                        --------   ---------  ----------   ---------   --------   ---------  ----------   ---------
(Loss) income from continuing
 operations .........................    (83,672)      1,758      (1,279)     (2,652)   (66,941)    (15,445)    (47,146)    (14,506)
                                        --------   ---------  ----------   ---------   --------   ---------  ----------   ---------
Gain/(loss) from discontinued
 operations .........................          -           -           -           -      4,137      (1,141)    (11,960)    (54,063)
Extraordinary gain ..................          -           -           -           -          -         782           -            -
                                         -------   ---------  ----------   ---------   --------   ---------  ----------   ---------
Net (loss) income ...................    (83,672)      1,758      (1,279)     (2,652)   (62,804)    (15,804)    (59,106)    (68,569)
                                         =======   =========  ==========   =========   ========   =========  ==========   =========
Basic and diluted (loss) income
 per share:
(Loss) income from continuing
 operations .........................   $  (4.86)  $    0.10  $    (0.08)  $   (0.16)  $  (5.32)  $   (1.66) $    (5.36)  $   (2.06)
Gain/(loss) from discontinued
operations ..........................          -           -           -           -       0.33       (0.12)      (1.36)      (7.66)
Extraordinary gain ..................          -           -           -           -          -        0.08           -            -
                                        --------   ---------  ----------   ---------   --------   ---------  ----------   ---------
Net (loss) income ...................   $  (4.86)  $    0.10  $    (0.08)  $   (0.16)  $  (4.99)  $   (1.70) $    (6.72)  $   (9.72)
                                        ========   =========  ==========   =========   ========   =========  ==========   =========

Due to changes in the number of shares outstanding, quarterly loss per share amounts do not necessarily add to the totals for the years.

         (1) Included in operating expenses are impairment and restructuring charges of $79,394 in Q4 2002, $60,000 in Q4 2001, $50 in Q3 2001, $15,248 in Q2 2001, $12,239 in Q1 2001. Also included in operating expenses is a gain on sale of business of $0.3 million and a loss on sale of business of $1.8 million in Q1 2001.

         (2) Included in other income/(expense) are impairment charges of $1,515 in Q4 2002, $7,463 in Q2 2001, $2,668 in Q1 2001.

(24)     Subsequent Events - Unaudited

Debt Settlements

The Company recently announced that it is seeking to eliminate substantially all of its indebtedness for borrowed money. Pursuant to these efforts, the Company eliminated approximately $7.1 million principal amount of debt after December 31, 2002 through the date hereof in exchange for the payment of approximately $0.8 million in cash and the issuance or commitment to issue approximately 1.1 million shares of our Class A common stock. These transactions will result in a gain of approximately $6.6 million which will be recorded in the first quarter of 2003. As a result of this transaction, the Company also eliminated $0.7 million of capitalized interest and $0.2 million of accrued interest associated with the debt eliminated. The Company may issue additional shares or securities convertible into or exercisable for shares of Class A common stock in connection with raising any capital needed to fund cash payments for any additional debt that it may eliminate. Holders of substantially all indebtedness on which the Company currently owes accrued but unpaid interest payments have agreed to defer such payments pending completion of our debt restructuring in most cases until April 30, 2003 or May 31, 2003.

Legal Proceedings

On February 27, PTEK Holdings, Inc., one of the Company's principal competitors, announced that it had entered into an agreement with AT&T to purchase 1,423,980 shares of outstanding Class A common stock of the Company held by AT&T and a promissory note of the Company held by AT&T. The promissory note, with a principal amount of $10 million, represents approximately 13% of the aggregate principal amount of debt that the Company has been seeking to eliminate pursuant to its debt restructuring plan. In response to PTEK's announcement, the Company commenced on March 17, 2003 an action against AT&T Corp., PTEK Holdings, Inc. and PTEK's subsidiary Xpedite Systems, Inc. The suit seeks, among other things, to enjoin AT&T from selling the promissory note held by AT&T to PTEK, to compel AT&T to participate in the Company's current debt restructuring and to enjoin Xpedite and PTEK from contacting the Company's creditors and making false statements to the Company's customers and creditors regarding the Company and its financial position. The Company believes that if the sale of the note to PTEK is permitted to occur, the Company's current debt restructuring may be at substantial risk. The Court has ordered limited document discovery and has established a timetable for considering the Company's motion, including a hearing on May 1, 2003 at which oral argument will be made. No assurance can be given as to the outcome of this matter.

In connection with the termination of an agreement to sell the portal operations of the Company's discontinued India.com business, the Company brought suit against a broker that it had engaged in connection with the proposed sale of the portal operations alleging, among other things, breach of contract and misrepresentation. The broker brought a counterclaim against the Company for a brokerage fee that would have been payable on the closing of the proposed sale. The Court entered a judgment in the amount of $931,000 against the Company. In response to the judgment, the Company filed a motion to alter the judgment in which the Company, among other things, requested that the Court vacate the judgment or reduce the amount of damages. On February 20, 2003, the Court vacated the original judgment and entered a declaratory judgment in the Company's favor that the Company does not owe the broker any fee or other compensation arising from the failed sale of the portal operations. On March 13, 2003, the broker filed a motion to amend the judgment or for a new trial requesting, among other things, re-instatement of the original judgment or, in the alternative, a new trial. The Court has subsequently ordered a settlement conference to be held on April 1, 2003. Although we intend to defend vigorously the matter described above, we cannot assure you that the settlement conference will be successful and, if it is not, that our ultimate liability, if any, in connection with the claim will not exceed our reserves or have a material adverse effect on our results of operations, financial condition or cash flows.


Item 9 Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

                                    Part III

The information required by Items 10 through 13 in this part is omitted pursuant to Instruction G of Form 10-K, and will be included in an amendment to this Form 10-K or in a definitive Proxy Statement, pursuant to Regulation 14A, not later than 120 days after December 31, 2002.

Stephen Ketchum submitted his resignation as a director of EasyLink due to other business commitments, effective March 31, 2003.

Item 14  Controls and Procedures

Based on their evaluation, as of a date within 90 days of the filing date of this Form 10-K, EasyLink's Chief Executive Officer and Chief Financial Officer have concluded that EasyLink's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     Part IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

Exhibits.

Some of the exhibits referenced below are incorporated by reference to filings made by EasyLink Services Corporation before the date hereof.

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

3.5 Certificate of Amendment of Amended and Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 4.1 of EasyLink Services Corporation's Current Report on Form 8-K filed January 22, 2002)

4.1 Specimen Class A common stock certificate. (Incorporated by reference to Exhibit 10.9 to EasyLink Services Corporation's Annual Report on Form 10-K for the year ended December 31, 2001)

10.1 Employment Agreement between Mail.com, Inc. and Gerald Gorman dated April 1, 1999. (Incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-1 (File No. 333-74353) (the "IPO Registration Statement"))

10.2 Employment Agreement between Mail.com, Inc. and Gary Millin dated April 1, 1999. (Incorporated by reference to Exhibit 10.2 to the IPO Registration Statement)

10.3 Employment Agreement between Mail.com, Inc. and Debra McClister dated April 1, 1999. (Incorporated by reference to Exhibit 10.4 to the IPO Registration Statement)

10.4 Employment Agreement between Mail.com, Inc. and David Ambrosia dated May 19, 1999. (Incorporated by reference to Exhibit 10.6 to the IPO Registration Statement)

10.5 Stock Option Agreement between Mail.com, Inc. and Gary Millin dated December 31, 1996. (Incorporated by reference to Exhibit 10.8 to the IPO Registration Statement)

10.6 Stock Option Agreement between Mail.com, Inc. and Gary Millin dated June 1, 1996. (Incorporated by reference to Exhibit 10.9 to the IPO Registration Statement)

10.7 Stock Option Agreement between Mail.com, Inc. and Gary Millin dated February 1, 1997. (Incorporated by reference to Exhibit 10.10 to the IPO Registration Statement)

10.8 Stock Option Agreement between Mail.com, Inc. and Gerald Gorman dated December 31, 1996. (Incorporated by reference to Exhibit 10.11 to the IPO Registration Statement)

10.9 Stock Option Agreement between Mail.com, Inc. and Gerald Gorman dated June 1, 1996. (Incorporated by reference to Exhibit 10.12 to the IPO Registration Statement)

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

10.12    1998 Employee Stock Option Plan. (Incorporated by reference to Exhibit

10.16    to the IPO Registration Statement)

10.13    1999 Employee Stock Option Plan. (Incorporated by reference to Exhibit

10.17 to the IPO Registration Statement)

10.14 Lease between Mail.com, Inc. and Braun Management and six amendments thereto, the most recent dated May 21, 1998. (Incorporated by reference to Exhibit 10.18 to the IPO Registration Statement)

10.15 Lease between Mail.com, Inc. and Spitfire Marketing Systems Inc. dated August 14, 1998. (Incorporated by reference to Exhibit 10.19 to the IPO Registration Statement)

10.16 Space License Agreement and three amendments thereto between Mail.com, Inc. and Telehouse International Corporation of America, Inc., the most recent amendment dated March 9, 1999. (Incorporated by reference to Exhibit 10.20 to the IPO Registration Statement)

10.17 Lease between Mail.com, Inc. and 55 Madison Associates dated September 15, 1998. (Incorporated by reference to Exhibit 10.21 to the IPO Registration Statement)

10.18 Lease Agreement between Mail.com, Inc. and Leastec Sylvan Credit dated June 20, 1996. (Incorporated by reference to Exhibit 10.22 to the IPO Registration Statement)

10.19 Master Lease Agreement between Mail.com, Inc. and RCC dated July 17, 1998. (Incorporated by reference to Exhibit 10.23 to the IPO Registration Statement)

10.20 Lease Agreement between Mail.com, Inc. and Pacific Atlantic Systems Leasing, dated January 22, 1999. (Incorporated by reference to Exhibit 10.24 to the IPO Registration Statement)

10.21 Class A Preferred Stock Purchase Agreement dated May 27, 1997. (Incorporated by reference to Exhibit 10.25 to the IPO Registration Statement)

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

10.49 1990 Stock Option Plan (Incorporated by reference to Exhibit 10.3 to NetMoves Corporation's Registration Statement on Form S-1, Registration No. 333-09613 ("NetMoves Registration Statement")).

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

10.59 Loan and Security Agreement, dated March 27, 1998, between NetMoves Corporation and Silicon Valley Bank. (Incorporated by reference to Exhibit 10.20 to NetMoves Corporation's Annual Report on Form 10-K for the year ended December 31, 1998)

10.60 Purchase Agreement, dated December 24, 1998, between NetMoves Corporation and the Tail Wind Fund Ltd. (Incorporated by reference to Exhibit
10.1 to NetMoves Corporation's Registration Statement on Form S-3, Registration No. 333-70915)

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

10.74 Pledge Agreement dated as of January 8, 2001, by and among Mail.com, Inc. and World.com, Inc. as pledgors, the holders of Notes listed therein and The Clark Estates, Inc. as collateral agent on behalf of the holders of Notes. (Incorporated by reference to Exhibit 99.2 of Mail.com, Inc.'s Current Report on Form 8-K filed January 10, 2001)

10.75 Registration Rights Agreement dated as of January 8, 2001, by and among Mail.com, Inc. and the holders of Notes listed therein. (Incorporated by reference to Exhibit 99.3 of Mail.com, Inc.'s Current Report on Form 8-K filed January 10, 2001)

10.76 Designation Letter dated January 8, 2001 from Mail.com, Inc. to Federal Partners, L.P. (Incorporated by reference to Exhibit 99.4 of Mail.com, Inc.'s Current Report on Form 8-K filed January 10, 2001)

10.77 Form of Notice To Record Shareholders of Mail.com, Inc. (Incorporated by reference to Exhibit 99.1 of Mail.com, Inc.'s Current Report on Form 8-K filed January 17, 2001)

10.78 Note Exchange Agreement dated as of January 31, 2001, by and among Mail.com, Inc., Mail.com Business Messaging Services, Inc., The Allegro Group, Inc. and the purchasers listed therein. (Incorporated by reference to Exhibit
99.1 of Mail.com, Inc.'s Current Report on Form 8-K filed February 7, 2001)

10.79 Registration Rights Agreement dated as of January 31, 2001, by and among Mail.com, Inc. and the holders of Exchange Notes listed therein. (Incorporated by reference to Exhibit 99.2 of Mail.com, Inc.'s Current Report on Form 8-K filed February 7, 2001)

10.80 Amended and Restated Promissory Note dated January 31, 2001 in the original principal amount of $35 million issued by Mail.com, Inc. and accepted by AT&T Corp. (Incorporated by reference to Exhibit 99.1 ofMail.com, Inc.'s Current Report on Form 8-K filed February 8, 2001)

10.81 Promissory Note dated January 31, 2001 in the original principal amount of $14 million issued by Swift Telecommunications, Inc. in favor of Mail.com, Inc. (Incorporated by reference to Exhibit 99.3 of Mail.com, Inc.'s Current Report on Form 8-K filed February 8, 2001)

10.82 Note Exchange Agreement dated as of February 8, 2001, by and among Mail.com, Inc., Mail.com Business Messaging Services, Inc., The Allegro Group, Inc. and the purchasers listed therein. (Incorporated by reference to Exhibit
99.1 of Mail.com, Inc.'s Current Report on Form 8-K filed February 13, 2001)

10.83 Registration Rights Agreement dated as of February 8, 2001, by and among Mail.com, Inc. and the holders of Exchange Notes listed therein. (Incorporated by reference to Exhibit 99.2 of Mail.com, Inc.'s Current Report on Form 8-K filed February 13, 2001)

10.84 Note Exchange Agreement dated as of February 14, 2001, by and among Mail.com, Inc., Mail.com Business Messaging Services, Inc., The Allegro Group, Inc. and the purchasers listed therein. (Incorporated by reference to Exhibit
99.1 of Mail.com, Inc.'s Current Report on Form 8-K filed February 26, 2001)

10.85 Registration Rights Agreement dated as of February 14, 2001, by and among Mail.com, Inc. and the holders of Exchange Notes listed therein. (Incorporated by reference to Exhibit 99.2 of Mail.com, Inc.'s Current Report on Form 8-K filed February 26, 2001)

10.86 Bridge Funding and Amendment Agreement by and among India.com, Inc., Mail.com, Inc. and the holders of India.com, Inc. Preferred Stock signatories thereto, together with the Forms of Bridge Notes and Warrants issuable pursuant thereto attached as Exhibits thereto. (Incorporated by reference to Exhibit 99.3 of Mail.com, Inc.'s Current Report on Form 8-K filed February 26, 2001)

10.87 Amendment No. 1 to Pledge Agreement by and among India.com, Inc., Mail.com, Inc., the collateral agent thereunder and the other parties thereto. (Incorporated by reference to Exhibit 99.4 of Mail.com, Inc.'s Current Report on Form 8-K filed February 26, 2001)

10.88 Employment Agreement dated February 23, 2001 between Mail.com and George Abi Zeid. (Incorporated by reference to Exhibit 10.1 of Mail.com, Inc.'s Current Report on Form 8-K filed March 9, 2001)

10.89 Promissory Note in the original principal amount of $9,188,235 in favor of George Abi Zeid. (Incorporated by reference to Exhibit 99.1 of Mail.com, Inc.'s Current Report on Form 8-K filed March 9, 2001)

10.90 Pledge Agreement between Mail.com, Inc. and AT&T Corp. dated January 31, 2001 securing promissory note in original principal amount of $35 million. (Incorporated by reference to Exhibit 99.2 of Mail.com, Inc.'s Current Report on Form 8-K filed March 9, 2001)

10.91 Pledge Agreement between Swift Telecommunications, Inc. and AT&T Corp. dated January 31, 2001 securing promissory note in original principal amount of $35 million. (Incorporated by reference to Exhibit 99.3 of Mail.com, Inc.'s Current Report on Form 8-K filed March 9, 2001)

10.92 Security Agreement between Swift Telecommunications, Inc. and AT&T Corp. dated January 31, 2001 securing promissory note in original principal amount of $35 million. (Incorporated by reference to Exhibit 99.4 of Mail.com, Inc.'s Current Report on Form 8-K filed March 9, 2001)

10.93 Security Agreement between Swift EasyLink Co., Inc. and AT&T Corp. dated January 31, 2001 securing promissory note in original principal amount of $35 million. (Incorporated by reference to Exhibit 99.5 of Mail.com, Inc.'s Current Report on Form 8-K filed March 9, 2001)

10.94 Note Purchase Agreement dated as of March 13, 2001, by and among Mail.com, Inc., Mail.com Business Messaging Services, Inc., The Allegro Group, Inc. and the purchasers listed therein. (Incorporated by reference to Exhibit
99.1 of Mail.com, Inc.'s Current Report on Form 8-K filed March 26, 2001)

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

10.117 Employment Agreement between EasyLink Services Corporation and Thomas Murawski dated February 1, 2002. (Incorporated by reference to Exhibit 10 to Amendment No. 1 to EasyLink Service Corporation's Registration Statement on Form S-3, Registration No. 333-76578)

10.118 EasyLink Services Corporation 2002 Stock Option Plan. (Incorporated by reference to Appendix A to Definitive Proxy Statement of EasyLink Services Corporation's filed on April 23, 2002)

10.119 Employment Agreement between EasyLink Services Corporation and Gerald Gorman dated November 12, 2002. (Incorporated by reference to Exhibit 10 to EasyLink Services Corporation's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002)

21**     Subsidiaries of EasyLink Services Corporation

23**     Consent of KPMG LLP.

*        Confidential treatment granted.

+        Disclosure schedules and other attachments are omitted, but will be furnished supplementally to the Commission upon request.


Financial Statement Schedules

None

Reports on Form 8-K-

The Corporation filed no reports on Form 8-K during the quarter ended December 31, 2002.

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2003.

                                EasyLink Services Corporation
                                (Registrant)

                                By /s/ THOMAS MURAWSKI
                                ------------------------------------------------
                                (Thomas Murwaski, Chief Executive Officer
                                  and President)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2003.

/s/    GERALD GORMAN            Chairman, Director
------------------------
(Gerald Gorman)

/s/    THOMAS MURAWSKI          Chief Executive Officer and President, Director
------------------------        (Principal Executive Officer)
(Thomas Murawski)

/s/    GEORGE ABI ZEID          President, International Operations, Director
------------------------
(George Abi Zeid)

/s/    DEBRA L. MCCLISTER       Executive Vice President and Chief Financial
------------------------         Officer
(Debra L. McClister)            (Principal Accounting and Financial Officer)

/s/    DAVID AMBROSIA           Executive Vice President, General Counsel
------------------------              and Secretary
(David Ambrosia)

/s/    STEPHEN M. DUFF          Director
------------------------
(Stephen M. Duff)

CERTIFICATION

I, Thomas Murawski, certify that:

(1) I have reviewed this annual report on Form 10-K of EasyLink Services Corporation ("Easylink");

(2) based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading;

(3) based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition and results of operations of EasyLink as of, and for, the periods presented in this annual report;

(4) EasyLink's other certifying officer and I:

(A) are responsible for establishing and maintaining internal controls;

(B) have designed such internal controls to ensure that material information relating to EasyLink and its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(C) have evaluated the effectiveness of EasyLink's internal controls as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(D) have presented in this annual report our conclusions about the effectiveness of our internal controls based on our evaluation as of the Evaluation Date;

(5) EasyLink's other certifying officer and I have disclosed to EasyLink's auditors and audit committee of EasyLink's Board of Directors (or persons fulfilling the equivalent function):

(A) all significant deficiencies in the design or operation of internal controls which could adversely affect EasyLink's ability to record, process, summarize and report financial data and have identified for EasyLink's auditors any material weaknesses in internal controls; and

(B) any fraud, whether or not material, that involves management or other employees who have a significant role in EasyLink's internal controls; and

(6) EasyLink's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003                       /s/ THOMAS MURAWSKI
                                           -------------------------------------
                                           Thomas Murawski
                                           Chief Executive Officer and President

                                 CERTIFICATION

I, Debra McClister, certify that:

(1) I have reviewed this annual report on Form 10-K of EasyLink Services Corporation ("Easylink");

(2) based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading;

(3) based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition and results of operations of EasyLink as of, and for, the periods presented in this annual report;

(4) EasyLink's other certifying officer and I:

(A) are responsible for establishing and maintaining internal controls;

(B) have designed such internal controls to ensure that material information relating to EasyLink and its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(C) have evaluated the effectiveness of EasyLink's internal controls as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(D) have presented in this annual report our conclusions about the effectiveness of our internal controls based on our evaluation as of the Evaluation Date;

(5) EasyLink's other certifying officer and I have disclosed to EasyLink's auditors and audit committee of EasyLink's Board of Directors (or persons fulfilling the equivalent function):

(A) all significant deficiencies in the design or operation of internal controls which could adversely affect EasyLink's ability to record, process, summarize and report financial data and have identified for EasyLink's auditors any material weaknesses in internal controls; and

(B) any fraud, whether or not material, that involves management or other employees who have a significant role in EasyLink's internal controls; and

(6) EasyLink's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003                       /s/ DEBRA McCLISTER
                                           ---------------------------
                                           Debra McClister
                                           Executive Vice President and Chief
                                            Financial Officer