Form 10-K/A
period 2002-12-31
EASYLINK SERVICES CORP
filed 2003-04-30
CIK 1081661

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

                                (Amendment No. 1)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                         Commission File Number 0-26371

                          EasyLink Services Corporation
             (Exact Name of Registrant as Specified in its Charter)

          DELAWARE                                       13-3787073
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)


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


            Title of Each Class         Name of Exchange on Which Registered
            ----------------------------------------------------------------
                                     None.

           Securities registered pursuant to Section 12(g) of the Act:


            Title of Each Class         Name of Exchange on Which Registered
            ----------------------------------------------------------------
             Class A Common Stock, $0.01 par value NASDAQ National Market

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

Form 10-K Index

Item No.                                                                Page No.

Part III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...............  3
ITEM 11. EXECUTIVE COMPENSATION...........................................  4
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL HOLDERS AND MANAGEMENT
         AND RELATED STOCKHOLDER MATTERS..................................  8
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................... 12

                             PURPOSE OF FORM 10-K/A

         The sole purpose of this amendment is to add required Items 10, 11, 12 and 13 information of Part III to EasyLink Service Corporation ("EasyLink" or the "Company") Annual Report on Form 10-K for the fiscal year ended December 31, 2002, which was originally filed with the Securities and Exchange Commission on March 31, 2003, pursuant to General Instruction G(3) of Form 10-K.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS OF THE REGISTRANT

     The names of the directors of the Company, their ages as of February 28, 2003 and certain other information about them are set forth below:

Name                  Age      Position
----                  ---      --------
Gerald Gorman         47       Chairman, Director
Thomas Murawski       57       Chief Executive Officer and President, Director
George Abi Zeid       50       President - International Operations, Director
Stephen Duff          39       Director

     There are no family relationships among any of the directors or executive officers of the Company.

Gerald Gorman -- Chairman

     Mr. Gorman has served as Chairman of EasyLink since founding the Company in December 1995 and as its Chief Executive Officer from February 1997 to October 2000. Prior to founding EasyLink, Mr. Gorman spent 12 years in the Investment Banking Division of Donaldson, Lufkin & Jenrette Securities Corporation where he founded and managed the Satellite Financing Group. Mr. Gorman also held positions at General Electric Capital Corporation from 1983 to 1985 and at Utah International from 1982 to 1983. Mr. Gorman received his Bachelor of Mechanical Engineering degree from Melbourne University and his M.B.A. from Columbia University.

Thomas Murawski -- Chief Executive Officer and President, Director

     Mr. Murawski has served as a member of the Board of Directors since February 2000. Mr. Murawski has served as Chief Executive Officer of EasyLink since October, 2000 and as President since June 2002. He served as Chief Executive Officer of Mail.com Business Messaging Services, Inc., a wholly-owned subsidiary of the Company from February 2000 to October 2000. Before joining EasyLink, Mr. Murawski was employed by NetMoves Corporation from November 1991 in the capacity of Chairman, President, CEO and Director. Prior to joining NetMoves Corporation, Mr. Murawski served as Executive Vice President of Western Union Corporation, a global telecommunications and financial services company and President of its Network Services Group. Prior to joining Western Union Corporation, Mr. Murawski served twenty-three years with ITT Corporation, a diversified manufacturing and services company. He has held operating responsibilities in the areas of subsidiary and product line management, engineering, sales and marketing for both voice and data-oriented businesses. Mr. Murawski's last position with ITT Corporation was President and General Manager of ITT World Communications Inc., an international telecommunications services company.

George Abi Zeid -- President - International Operations, Director

     Mr. Abi Zeid has served as a member of the Board of Directors and as President - International Operations since February 2001. Prior to joining EasyLink he served as President of Swift Telecommunications, Inc. which he founded in 1999. Prior to founding Swift Telecommunications, Inc., Mr. Abi Zeid served as Executive Vice President of Xpedite Systems, Inc, and President of Xpedite International, a wholly owned subsidiary of Xpedite Systems Inc. (PTEK), from 1994 until 1998. Mr. Abi Zeid served as President and Chief Executive Officer of Swift Global, Inc. from the time he founded the company in 1980 until 1994. Prior to founding Swift Global, Inc., Mr. Abi Zeid founded Swift Telex Inc. in 1978.

Stephen Duff -- Director

     Mr. Duff has been a member of the Board of Directors since January, 2001. Mr. Duff is the Chief Investment Officer of The Clark Estates, Inc. Prior to joining The Clark Estates in 1995, Mr. Duff was a Vice President of The Portfolio Group, Inc., a subsidiary of The Chemical Banking Corporation, Inc. from 1990. Mr. Duff is a 1985 graduate of Stonehill College. Mr. Duff serves on the Board of The Clara Welch Thanksgiving Home, Inc. (Non-Profit) and on the Board of Casual Male Retail Group.

EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers

     The following table identifies the current executive officers of EasyLink and their ages as of February 28, 2003:

Name                                          Age        Position
----                                          ---        --------

Gerald Gorman...........................       47        Chairman, Director
Thomas Murawski.........................       57        Chief Executive Officer and President, Director
George Abi Zeid.........................       50        President - International Operations, Director
Debra McClister.........................       48        Executive Vice President and Chief Financial Officer
David Ambrosia..........................       46        Executive Vice President and General Counsel

     For biographical summaries of Gerald Gorman, Thomas Murawski and George Abi Zeid, see "Directors of the Registrant."

Debra McClister -- Executive Vice President and Chief Financial Officer

     Ms. McClister has served as Executive Vice President and Chief Financial Officer of EasyLink since July 1998. Prior to joining EasyLink, Ms. McClister held a variety of executive positions at Philips Media, and most recently served as Chief Operating Officer of Philips Media Software from 1996 to 1997. She was the Senior Vice President and Chief Financial Officer for Philips Media, North America from 1995 to 1996, Corporate Vice President and Controller for Philips Electronics, North America from 1988 to 1995 and she held various positions at Philips Electronics from 1984 to 1988. Ms. McClister also worked in financial management for Hitachi America from 1981 to 1984. Ms. McClister received her B.S. in Commerce from Rider University and is a Certified Public Accountant.

David Ambrosia -- Executive Vice President and General Counsel

         Mr. Ambrosia joined EasyLink as Executive Vice President and General Counsel in May 1999. Prior to joining EasyLink, Mr. Ambrosia was engaged in the private practice of law in the field of corporate law with an emphasis on securities offerings and mergers and acquisitions. From January 1990 through June 1999, he was a partner at Winthrop, Stimson, Putnam & Roberts. From September 1982 until December 1989, he was an associate at Winthrop, Stimson, Putnam & Roberts. Mr. Ambrosia received his B.S. from the School of Industrial and Labor Relations at Cornell University, his M.B.A. from the Johnson Graduate School of Management at Cornell University and his J.D. from the Cornell Law School.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires EasyLink's directors, executive officers and persons who own more than 10% of EasyLink's Class A Common Stock (collectively, "Reporting Persons") to file with the Securities and Exchange Commission ("SEC") initial reports of ownership and changes in ownership of EasyLink's Class A Common Stock. Reporting Persons are required by SEC regulations to furnish EasyLink with copies of all Section 16(a) reports they file. To EasyLink's knowledge, based solely on its review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, EasyLink believes that during 2002 all Reporting Persons complied with all applicable filing requirements.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation

     The following table presents certain summary information concerning the compensation awarded to, earned by, or paid for services rendered to EasyLink in all capacities during the fiscal year ended December 31, 2002, by the Chief Executive Officer of EasyLink during 2002, each of the four other most highly compensated executive officers whose salary and bonus exceeded $100,000 in 2002 and one other person who would otherwise have been included in this table on the basis of salary and bonus earned for 2002 but whose employment terminated during 2002 (collectively, the "Named Executive Officers"). No other executive who would otherwise have been included in this table on the basis of salary and bonus earned for 2002 has resigned or otherwise terminated employment during 2002.

                           SUMMARY COMPENSATION TABLE

                                                                           Long-Term Compensation Awards
                                                                   -----------------------------------------
                                                                     Securities
                                                                   ---------------
                                                                                    Securities
                                                                     Underlying     Underlying      Securities
                                                                     Options to     Options to      Underlying
                                                                      purchase       purchase        Options to
                                         Annual Compensation          EasyLink    Asia.com, Inc.      purchase
                                     -------------------------        Class A          Class A        India.com,
                                                                   Common Stock    Common Stock     Inc. Class A        All Other
Name and Principal Position          Year      Salary    Bonus         (1)              (2)        Common Stock(2)    Compensation
---------------------------          ----      ------    -----         ---              ---        ---------------    ------------

Gerald Gorman.....................    2002   $ 250,000     $ --         --                --              --                $--
    Chairman(3)                       2001     215,732       --     55,152                --              --                 --
                                      2000     200,000       --         --           100,000         100,000                 --
Thomas Murawski...................    2002     407,698       --    300,000                --              --          335,414(6)
    Chief Executive Officer           2001     301,180       --    402,539                --              --                 --
      and President(4)                2000  236,378(5)       --     82,693           100,000         100,000                 --
George Abi Zeid...................    2002     202,404              25,000                --              --                 --
    President - International         2001  187,461(7)       --         --                --              --                 --
    Operations                        2000          --       --         --                --              --                 --
Debra McClister...................    2002     204,549       --     25,000                --              --                 --
    Executive Vice President and      2001     189,589       --     40,005                --              --                 --
    Chief Financial Officer           2000     185,792       --     42,767           100,000         100,000                 --
David Ambrosia....................    2002     229,262       --     50,000                --              --                 --
    Executive Vice President and      2001     192,715       --     30,812                --              --                 --
    General Counsel                   2000     185,192       --     36,206           100,000         100,000                 --
Bradley Schrader                      2002  256,730(8)       --         --                --              --                 --
      President                       2001     224,139   25,000     80,001                --              --                 --
                                      2000   75,620(9)  120,000     60,002            50,000          50,000                 --

---------

(1) All numbers give effect to the one-for-ten reverse stock split of the Company's Class A and Class B Common Stock effective January 23, 2002.
(2)   All of these stock options were cancelled in 2001.
(3)   Also served as Chief Executive Officer until October 26, 2000.
(4) Served as Chief Executive Officer of Mail.com Business Messaging Services, Inc. from February 8, 2000 until October 26, 2000.
(5)   Salary did not commence until February 8, 2000.
(6) Represents the outstanding principal of and accrued interest on a loan from EasyLink to Mr. Murawski forgiven by EasyLink pursuant to the terms of Mr. Murawski's employment agreement in the aggregate amount of $235,144 plus $100,000 paid to Mr. Murawaski during 2002 as a partial gross-up for taxes due on the loan forgiveness.
(7)   Salary did not commence until February 23,2001.
(8) Employment terminated in May 2002. Compensation includes salary continuation through December 1, 2002.
(9)   Salary did not commence until July 10, 2000.

                          OPTION GRANTS IN FISCAL YEAR

     The following table provides certain information regarding stock options granted to the Named Executive Officers during the year ended December 31, 2002.

                                                           Individual Grants
                                         -----------------------------------------------------
                                                                                                        Potential Realizable
                                                          Percent of                                      Value at Assumed
                                          Number of      Total Options                                 Annual Rates of Stock
                                          Securities      Granted to                                   Price Appreciation for
                                          Underlying     Employees in     Exercise                          Option Terms(1)
                                           Options        Fiscal Year     Price Per   Expiration     ----------------------------
                                         Granted(#)(1)        (%)         Share(1)      Date              5%               10%
                                         -------------   ------------     --------   ----------           --               ---
Gerald Gorman                                   0             0%          $ n/a         n/a         $        n/a       $       n/a
Thomas Murawski                           300,000  (2)        0.24          .98      06/20/2012     $  172,822.98      $431,460.72
George Abi Zeid                            25,000  (2)        0.02          .98      06/20/2012        $14,401.91       $35,955.06
Debra McClister                            25,000  (2)        0.02          .98      06/20/2012        $14,401.91       $35,955.06
David Ambrosia                                     (2)
                                           50,000             0.04          .98      06/20/2012        $28,803.83       $71,910.12

---------
(1) Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5% and 10% compounded annually from the date the respective options were granted based upon the fair market value on the date of grant. These assumptions are not intended to forecast future appreciation of EasyLink's stock price. The amounts reflected in the table may not necessarily be achieved.
(2) These options may not be exercised on or before June 20, 2003. Upon that date all of the options will vest.

      STOCK OPTION EXERCISES AND DECEMBER 31, 2002 STOCK OPTION VALUE TABLE

     The following table sets forth certain information concerning stock options exercised during 2002 by the Named Executive Officers and the number and value of specified options held by those persons at December 31, 2002. The values of unexercised in-the-money stock options at December 31, 2002 shown below are presented pursuant to SEC rules. There is no assurance that the values of unexercised in-the-money stock options reflected in this table will be realized.

                                                                                Number of                   Value of Unexercised
                               Shares                                     Securities Underlying           In-the-Money Options at
                              Acquired                                     December 31, 2002               December 31, 2002(2)
                                on             Value                -----------------------------    -----------------------------
  Name                      Exercise (#)   Realized ($)(1)          Exercisable     Unexercisable    Exercisable     Unexercisable
  ----                      ------------   ---------------          -----------     -------------    -----------     -------------

Gerald Gorman                    0        $      0                   110,041            269               0                0

Thomas Murawski                  0               0                   264,407        496,795               0                0

George Abi Zeid                  0               0                         -         25,000               0                0

Debra McClister                  0               0                    74,044         28,874               0                0

Bradley Schrader                                 0                    72,498              0               0                0
                                 0
David Ambrosia                   0               0                    45,942         65,664               0                0

---------
(1) Amounts disclosed in this column were calculated based on the difference between the fair market value of the Company's Class A Common Stock on the date of exercise and the exercise price of the options in accordance with regulations promulgated under the Securities Exchange Act of 1934, as amended, and do not reflect amounts actually received by the Named Executive Officers.
(2) All amounts reflected were determined using a December 31, 2002 price of $0.64 per share.

Compensation of Directors

     Other than reimbursing directors for customary and reasonable expenses of attending Board of Directors or committee meetings, EasyLink does not currently compensate directors who are part of the management team. During 2002, three outside, non-management directors were granted options as compensation for their serving as board members. On July 9, 2002, Mr. Duff was granted options to purchase 5,000 shares of Class A Common Stock at an exercise price of $1.04 per share, vesting on a monthly basis for one year from July 2002 through July 2003, former director William Donaldson was granted options to purchase 5,000 shares of Class A Common Stock at an exercise price of $1.04 per share, vesting on a monthly basis for one year from July 2002 through July 2003 and former director Stephen Ketchum was granted options to purchase 5,000 shares of Class A Common Stock at an exercise price of $1.04 per share, vesting on a monthly basis for one year from July 2002 through July 2003.

Employment, Severance and Other Arrangements

     Under Mr. Gorman's current employment agreement, he is entitled to receive a base salary of $250,000 per year. Mr. Gorman may also receive an annual bonus payment if determined to be payable by the board of directors based on the performance of EasyLink and Mr. Gorman. Mr. Gorman's base salary and bonus amount are adjustable on an annual basis at the sole discretion of the Compensation Committee. Additionally, Mr. Gorman may also receive an annual bonus payment if determined to be payable by the board of directors based on the performance of EasyLink and Mr. Gorman. If a sale of EasyLink occurs before the termination of Mr. Gorman's employment without cause or within 3 months after a termination of his employment without cause or within 3 months after Mr. Gorman terminates his employment as a result of certain changes made in his employment by EasyLink, he is entitled to receive upon the consummation of the sale a cash payment equal to 1.5% of the fair market value of the consideration received by the holders of EasyLink's common stock pursuant to the sale. If any of the payments to Mr. Gorman would be subject to change of control excise tax payments, Mr. Gorman is entitled to receive gross-up payments which would entitle him to retain, after payment of all additional taxes on the gross-up payments, an amount equal to the amount of the excise tax. A "sale" shall mean
(i) the acquisition by any person, other than Mr. Gorman, of fifty percent or more of the total voting power of EasyLink's then outstanding voting securities or (ii) a merger or consolidation of EasyLink with any other corporation or business entity or a sale, lease or disposition by EasyLink of all or substantially all of EasyLink's assets in which the holders of voting securities of EasyLink immediately prior thereto hold less than 50% of the total voting power represented by the voting securities of the surviving or transferee entity outstanding immediately after the merger, consolidation, sale, lease or disposition. Additionally, the agreement provides that after Mr. Gorman leaves the employ of EasyLink, he will not solicit certain customers of EasyLink with respect to products or services that are the same or similar to those offered to such customers by EasyLink or solicit or induce any employee of EasyLink to leave the employ of EasyLink during the one year period following his employment or disclose any of its confidential information.

     Under Mr. Murawski's current employment agreement, he is entitled to receive an annual base salary of $450,000. Mr. Murawski may also receive an annual bonus payment if determined to be payable by the board of directors based on the performance of EasyLink and Mr. Murawski. If EasyLink terminates Mr. Murawski's employment without cause at any time within 3 months before and in contemplation of, or at any time after, the occurrence of a change of control or he terminates his employment as a result of certain changes in his employment by EasyLink during the same period, he will be entitled to receive at his option either (i) continuation of his base salary and participation in EasyLink's standard health insurance and 401(k) plans for 12 months after the change of control or (ii) a lump sum equal to 12 months base salary. A "change of control" shall occur if any person, other than Gerald Gorman, acquires fifty percent or more of the total voting power of EasyLink's then outstanding voting securities or a sale of EasyLink occurs. A "sale" of EasyLink for this purpose means a merger, consolidation or sale of EasyLink's assets in which the holders of voting securities of EasyLink immediately prior thereto hold less than 50% of the total voting power represented by the voting securities of the surviving or transferee entity outstanding immediately after the merger, consolidation or sale. If a sale of EasyLink occurs before the termination of Mr. Murawski's employment without cause or within 3 months after a termination of his employment without cause or within 3 months after Mr. Murawski terminates his employment as a result of certain changes made in his employment by EasyLink, he is entitled to receive upon the consummation of the sale a cash payment equal to 2.5% of the fair market value of the consideration received by the holders of EasyLink's common stock pursuant to the sale. If any of the payments to Mr. Murawski would be subject to change of control excise tax payments, Mr. Murawski is entitled to receive gross-up payments which would entitle him to retain, after payment of all additional taxes on the gross-up payments, an amount equal to the amount of the excise tax. A portion of Mr. Murawski's options are also subject to acceleration of vesting upon a change of control. Additionally, the agreement provides that after Mr. Murawski leaves the employ of EasyLink, he will not solicit certain customers of EasyLink with respect to products or services that are the same or similar to those offered to such customers by EasyLink or solicit or induce any employee of EasyLink to leave the employ of EasyLink during the one year period following his employment or disclose any of its confidential information.

     Under Mr. Abi Zeid's current employment agreement, he is entitled to receive an annual base salary of $205,000. Mr. Abi Zeid may also receive an annual bonus payment if determined to be payable by the board of directors based on the performance of EasyLink and Mr. Abi Zeid. Mr. Abi Zeid's base salary and bonus amount are adjustable on an annual basis at the sole discretion of the Compensation Committee. Under the agreement, EasyLink may not terminate Mr. Abi Zeid without cause until the later of (i) February 23, 2003, (ii) the release of Mr. Abi Zeid's shares of EasyLink Class A common stock pledged as collateral to secure the promissory note in the principal amount of $10 million issued by EasyLink to AT&T Corp., (iii) the repayment in full of the convertible promissory note in the principal amount of $2,682,964 million issued to Mr. Abi Zeid and (iv) EasyLink offering to purchase, or arranging for a third party to offer to purchase, shares of EasyLink Class A common stock held by Mr. Abi Zeid for a minimum purchase price of $1.00 per share in cash yielding to him minimum net proceeds of $5 million, and, if he accepts that offer, EasyLink or the third party having completed such purchase. Mr. Abi Zeid's current employment agreement provides that after he leaves the employ of EasyLink, he will not work for a competitor during the one year period following his employment or disclose any confidential information. Additionally, Mr. Abi Zeid contains non-competition, non-solicitation and confidentiality provisions.

     Under Ms McClister's current employment agreement, she is entitled to receive an annual base salary of $207,000 which will be reviewed each year, and an annual bonus between 15%-45% of base annual salary. In the event that EasyLink is sold to a third party, Ms. McClister's options will be converted into options to acquire the third party's stock, with an equivalent value and the same remaining vesting period as her EasyLink options. In the event that Ms. McClister's position at EasyLink is eliminated, replaced or taken over by the third party in connection with an acquisition, merger or transfer of a majority interest, EasyLink will attempt to offer Ms. McClister a comparable senior management position with the same compensation, commuting and travel requirements. In the event that such a position is not offered to Ms. McClister, she will be entitled to a severance package comprised of (a) six months base salary, (b) annual bonus pro rated for the portion of the year worked and (c) immediate vesting of 50% of her remaining unvested options. Additionally, her current employment agreement provides that after Ms. McClister leaves the employ of EasyLink, she will not work for a competitor during the two year period following her employment or disclose any confidential information.

     Under Mr. Ambrosia's current employment agreement, he receives an annual base salary of $233,000 which will be reviewed each year, and an annual bonus between 15%-30% of base annual salary. If an acquisition, merger, consolidation or transfer of control occurs, Mr. Ambrosia is entitled to severance and other arrangements, including rights similar to those contained in Ms. McClister's agreement. Additionally, Mr. Ambrosia's employment agreement provides that after he leaves our employ, he will not work for a competitor during the two year period following his employment or disclose any confidential information.

     Mr. Schrader's employment terminated during May 2002. Under the terms of his separation arrangement, Mr. Schrader's base salary continued through December 1, 2002.

Compensation Committee Interlocks and Insider Participation

         EasyLink's Compensation Committee is currently comprised of one non-management director, Stephen Duff. All decisions relating to the compensation of EasyLink executive officers are made by the Compensation Committee.

         Mr. Duff is Chief Investment Officer for The Clark Estates, Inc. and is Treasurer of the general partner of, and a limited partner of, Federal Partners, L.P. Federal Partners holds a senior convertible note in the principal amount of $5 million issued to it by EasyLink in connection with a financing in January 2001. Federal Partners and accounts for which The Clark Estates, Inc. provides management and administrative services were beneficial holders as of February 28, 2003 of 9.35% of the Company's common stock, including shares issuable upon conversion of the senior convertible note held by Federal Partners but excluding shares issuable upon the conversion or exercise of other notes, warrants or options. Federal Partners has agreed to exchange this note for 2.5 million shares of Class A common stock upon the elimination of specified indebtedness of the Company. The Clark Estates, Inc. provides management and administrative services to Federal Partners. In connection with the issuance of the senior convertible note on January 8, 2001, the Company granted to Federal Partners the right to designate one director to our Board of Directors so long as Federal Partners and other persons associated with it owns at least 300,000 shares of Class A Common Stock, including shares issuable upon conversion of or in payment of interest on the senior convertible notes. Federal Partners, L.P. designated Stephen Duff and he was appointed to our Board on January 8, 2001. Through his limited partnership interest in Federal Partners, L.P., Mr. Duff has an indirect interest in $10,000 principal amount of the senior convertible notes issued on January 8, 2001, in 1,943 of the shares of Class A Common Stock held by Federal Partners. See also "Item 13. Certain Relationships and Related Transactions."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL HOLDERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

                      EQUITY COMPENSATION PLAN INFORMATION

     The following table provides information as of December 31, 2002 with respect to shares of our common stock that may be issued under our existing equity compensation plans.


                                                                              Year Ended December 31, 2002
                                                           ---------------------------------------------------------------
                                                                                                      Number of securities
                                                               Number of                              remaining available
                                                           securities to be                            for future issuance
                                                              issued upon        Weighted-average         under equity
                                                              exercise of       exercise price of      compensation plans
                                                              outstanding          outstanding       (excluding securities
                                                           options, warrants    options, warrants         reflected in
                                                              and rights            and rights             column (a))
Plan Category                                                     (a)                  (b)                    (c)
-------------                                              -----------------    -----------------     --------------------
Equity compensation plans approved by security holders         1,969,511              $5.26                 424,728
Equity compensation plans not approved by security              803,935               $10.61                 39,005
holders (1)
Total:                                                         2,773,446              $6.81                 463,733


(1) Includes options to purchase 90,054 shares of Class A common stock at a weighted average exercise price of $14.33 per share under the Netmoves 1996 Stock Option Plan which were assumed in connection with the acquisition of Netmoves Corporation by the Company in 2000. Options to purchase 6,070 shares are available for future grant under this plan.

Non-Security Holder-Approved Equity Compensation Plans

Each of the stock option plans listed in the table below under the sub-heading "Plans Adopted in Acquisitions" were adopted or assumed in connection with the acquisition by the Company of the entities after which the plan is named. Except for the 1996 Netmoves Stock Option Plan, the plan terms and conditions are substantially the same as the terms of the Company's plans for which shareholder approval was obtained, except that incentive stock options were not issuable under such plans. Options under each plan were initially granted to employees of the acquired entity who became employees of the Company after the acquisition or, in the case of the 1996 Netmoves Stock Option Plan, were assumed by the Company. The plans are administered by a Committee of the Board of Directors. The Plans may be amended by the Board of Directors. The number of shares underlying outstanding options, the weighted average exercise price and the number of shares underlying options available for future grant under each plan are specified in the table below.

The Mail.com 1999 Supplemental Stock Option Plan and the Mail.com 2000 Supplemental Stock Option Plan provide for the grant of options to the Company's directors, employees and consultants and contain terms and conditions that are substantially the same as the terms of the Company's plans for which shareholder approval was obtained, except that incentive stock options are not issuable under such plans. The plans are administered by the Compensation Committee of the Board of Directors. The Plans may be amended by the

Board of Directors. Under the plans, options that expire unexercised may be re-granted by the Company to other employees. The number of shares underlying outstanding options, the weighted average exercise price and the number of shares underlying options available for future grant under each of these plans are specified in the table below.


                                                                              Year Ended December 31, 2002
                                                           ---------------------------------------------------------------
                                                                                                      Number of securities
                                                               Number of                              remaining available
                                                           securities to be                            for future issuance
                                                              issued upon        Weighted-average         under equity
                                                              exercise of       exercise price of      compensation plans
                                                              outstanding          outstanding       (excluding securities
                                                           options, warrants    options, warrants         reflected in
                                                              and rights            and rights             column (a))
Plan                                                              (a)                  (b)                    (c)
----                                                       -----------------    -----------------     --------------------
Plans Adopted in Acquisitions:

IFan Stock Option Plan                                             -                    -                     -
The Allegro Group Stock Option Plan                              5,642                 $9.84                  -
TCOM Stock Option Plan                                             -                    -                     -
Lansoft Stock Option Plan                                        2,768                $16.88                  -
Netmoves 2000 Stock Option Plan                                 52,489                $17.94                4,939
NetMoves 1996 Stock Option Plan                                 90,054                $14.33                6,070

Other Plans

Mail.com 1999 Supplemental Stock Option Plan                    142,216                 8.56                7,784
Mail.com 2000 Supplemental Stock Option Plan                    179,788                 6.06               20,212



The Company granted non-qualified options under individual stock option agreements to the persons and on the terms indicated in the following table:


                                                EXPIRATION                   EXERCISE
     NAME                   GRANT DATE            DATE         SHARES           PRICE
--------------              ----------          ----------   -----------    ------------
Gerald Gorman                  6/1/96            6/1/06      40,000.00       1.00000000

Gerald Gorman                12/31/96          12/31/06       7,250.00       5.00000000

Gerald Gorman                  2/1/97            2/1/07       2,000.00      10.00000000

Frank Graziano               11/14/00           1/31/09           4.00      16.87500000

Frank Graziano               11/14/00           3/31/09         165.00      16.87500000

Frank Graziano               11/14/00           2/28/09         338.00      16.87500000

Dave Milligan                  6/1/96            6/1/06      25,000.00       1.00000000

Gary Millin                    6/1/96            6/1/06      25,000.00       1.00000000

Gary Millin                  12/31/96          12/31/06       9,700.00       5.00000000

Gary Millin                    2/1/97            2/1/07       2,000.00      10.00000000

Gary Millin                    2/1/97            2/1/07      10,000.00      10.00000000

Thomas Murawski               1/26/01           1/26/11     170,000.00      12.81250000

Charles Walden                2/16/98           2/16/08      39,520.00      35.00000000

          Total                                             330,977.00


                        COMMON STOCK OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

     The following table provides information with respect to the beneficial ownership of EasyLink's common stock as of February 28, 2003 for:

o each person who EasyLink knows beneficially owns more than 5% of its Class A Common Stock;

o        each of EasyLink's directors, including its Chief Executive Officer;

o EasyLink's four most highly compensated executive officers, other than its Chief Executive Officer, who were serving as executive officers at the end of 2002 and one other person who was an executive officer of the Company during 2002, and

o        all of EasyLink's executive officers and directors as a group.

     For purposes of this table, a person, entity or group is deemed to have "beneficial ownership" of any shares of Class A Common Stock, including shares subject to options, warrants or conversion rights, which the person, entity or group has the right to acquire within 60 days of February 28, 2003. Unless otherwise noted below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

     For purposes of calculating the percentage of outstanding shares or voting power held by each person named below, any shares which that person has the right to acquire within 60 days after February 28, 2003 are deemed to be outstanding, but shares which may similarly be acquired by other persons are deemed not to be outstanding.

     The total number of shares of Class A Common Stock for purposes of calculating the percentages of Class A Common Stock beneficially owned includes 1,000,000 shares of Class A Common Stock issuable upon conversion of the 1,000,000 outstanding shares of Class B Common Stock.

     The total number of votes for purposes of calculating the percentage of total voting power includes the voting power of 1,000,000 shares of Class B Common Stock owned by Gerald Gorman. Each share of Class B Common Stock entitles Mr. Gorman to ten votes.


                                                                         Number of             Percentage       Percentage
                                                                     Shares of Class A         of Class A        of Total
Name of Beneficial Owner                                            Beneficially Owned     Beneficially Owned  Voting Power
------------------------                                            ------------------     ------------------  ------------
Gerald Gorman................................................            1,278,674  (1)             7.34%         38.90%
     33 Knightsbridge Road, Piscataway, NJ
Thomas Murawski..............................................              313,212                  1.78%          1.18%
George Abi Zeid..............................................            3,050,090  (2)            17.08%         11.36%
     262 Glen Head Road, Glen Head NY
Stephen Duff.................................................               13,453  (3)                 *              *
Debra McClister..............................................               81,278                      *              *
David Ambrosia...............................................               50,741                      *              *
Bradley Schrader.............................................               72,498                      *              *
All directors and executive officers as a group (6 persons)..            4,859,946                27. 45%         52.26%
The Clark Estates, Inc.......................................            1,665,943  (4)             9.35%          6.21%
     One Rockefeller Center, New York, NY
Zesiger Capital Group LLC....................................            1,519,052  (5)             8.20%          5.50%
      320 Park Avenue, 30th Floor, New York, New York
AT&T Corp....................................................            2,423,980  (6)            13.23%          8.87%
     One AT&T Way, Bedminster, NJ

---------
* Represents beneficial ownership or voting power of less than 1%.

(1) Includes 1,000,000 shares of Class A Common Stock issuable upon conversion, on a one for one basis, of Class B Common Stock.
(2) Includes 268,296 shares issuable upon exercise of warrants and 268,296 shares issuable upon conversion of a convertible promissory note in the principal amount of $2,682,964. Also includes 300,000 shares held by Telecom International, Inc. Mr. Abi Zeid owns indirectly a majority of the capital stock of Telecom International, Inc. Excludes shares that may be issuable in payment of interest on the notes. Also excludes 1,341,482 shares issuable in exchange for the above-referenced convertible promissory note upon the elimination of specified indebtedness. See Item 13, "Certain Relationships and Related Transactions."
(3) Mr. Duff is a limited partner of Federal Partners, L.P. Includes 1,943 shares of Class A Common Stock held through his limited partnership interest and 1,000 shares of Class A Common Stock issuable upon conversion of senior convertible notes held by Federal Partners. Excludes shares that may be issuable in payment of interest on the notes. Also excludes 5,000 shares issuable in exchange for the above-referenced senior convertible notes and 3,846 shares issuable to Federal Partners in a financing, in each case to be completed upon the elimination of specified indebtedness.
(4) Includes 971,563 shares of Class A Common Stock held by Federal Partners and 500,000 shares of Class A Common Stock issuable upon conversion of senior convertible notes held by Federal Partners. Also includes 194,380 shares held by accounts for which The Clark Estates, Inc. provides management and administrative services. The Clark Estates, Inc. disclaims beneficial ownership of 971,563 and the 194,380 shares described in this footnote. Excludes shares that may be issuable in payment of interest on the notes. The Clark Estates, Inc. provides management and administrative services to Federal Partners. Also excludes 2,500,000 shares issuable to Federal Partners in exchange for 2,500,000 shares of Class A common stock upon the elimination of specified indebtedness. Also excludes 1,923,076 shares of Class A common stock that Federal Partners has committed to purchase upon the elimination of specified indebtedness. See Item 13, "Certain Relationships and Related Transactions."
(5) Includes 209,052 shares of Class A Common Stock held by accounts for whom Zesiger Capital acts as investment adviser and 1,310,000 shares of Class A Common Stock issuable upon conversion of senior convertible notes held by accounts for whom Zesiger Capital acts as investment adviser. Zesiger Capital disclaims beneficial ownership of all of the shares described in this footnote. Excludes shares that may be issuable in payment of interest on the notes. Also excludes approximately 4,737,500 shares issuable to the above-referenced accounts in exchange for $8,125,000 principal amount of the above-referenced senior convertible notes upon the elimination of specified indebtedness. See Item 13, "Certain Relationships and Related Transactions."
(6) Includes 1,000,000 shares of Class A Common Stock issuable upon exercise of warrants. On February 27, 2003, AT&T and PTEK Holdings, Inc. ("PTEK") entered into a Share Purchase Agreement regarding the sale of 1,423,980 shares to PTEK for $825,908 and a Note Purchase Agreement regarding the transfer of a promissory note for $3,174,092 and a warrant to purchase shares of PTEK Stock. The Company has objected to the proposed transaction. See Part I, Item 3, Legal Proceedings contained in the Company's Form 10-K filed March 31, 2003 and subsequent filings with the SEC. The above table excludes PTEK as a 5% beneficial owner. PTEK may be deemed to beneficially own the 1,423,980 shares which PTEK has agreed to purchase from AT&T and, if PTEK and AT&T are deemed to be acting in concert, the 1,000,000 additional shares issuable upon exercise of the warrants.

     The following table sets forth the number of shares of Class A Common Stock included in the table above that are issuable upon the exercise of options exercisable within 60 days of February 28, 2003.

                                                         Number of Shares of
Name of Beneficial Owner                                Class A Common Stock
------------------------                                --------------------
Gerald Gorman.......................................             109,792
Thomas Murawski.....................................             311,934
George Abi Zeid.....................................                   0
Stephen Duff........................................              10,000
Debra McClister.....................................              74,477
David Ambrosia......................................              50,293
Bradley Schrader....................................              72,498

     George Abi Zeid acquired 1,877,618 shares included in the ownership table above in connection with the acquisition of Swift Telecommunications, Inc. ("STI") by EasyLink pursuant to an agreement and plan of merger dated January 31, 2001. STI acquired AT&T Corp.'s EasyLink Services business on January 31, 2001. In connection with the acquisition of STI by EasyLink, pursuant to a Pledge Agreement dated January 31, 2001 Mr. Abi Zeid pledged to AT&T Corp. all of the shares of EasyLink Class A Common Stock that he was entitled to receive under the agreement and plan of merger to secure a $35 million note issued to AT&T Corp. by STI and assumed by EasyLink as part of the purchase price for the EasyLink Services business. As a result of the debt restructuring completed on November 27, 2001, these shares now secure the $10 million principal amount of restructure notes issued to AT&T Corp. in exchange for the $35 million note held by it. Upon the occurrence of an event of default under the terms of the $10 million note or the pledge agreement, AT&T Corp. may exercise all of its available rights and remedies under the agreement and applicable law. The exercise of these rights and remedies after an event of default may result in the transfer of the shares pledged.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Federal Partners, L.P. Financings

         Stephen Duff, a director of the Company, is Chief Investment Officer of The Clark Estates, Inc. and is Treasurer of the general partner of, and a limited partner of, Federal Partners, L.P. On January 8, 2001, we issued $5,000,000 principal amount of 10% Senior Convertible Notes due January 8, 2006 to Federal Partners. The note bears interest at the rate of 10% per annum and is payable semi-annually one half in cash and, at he option of the Company, one half in shares of Class A common stock valued at the conversion price of $10.00 per share. The Company issued shares to Federal Partners in payment of interest on this note during 2002. The Clark Estates, Inc. provides management and administrative services to Federal Partners. Federal Partners and accounts for which The Clark Estates, Inc. provides management and administrative services were beneficial holders as of February 28, 2003 of 9.35% of the Company's common stock, including shares issuable upon conversion of senior convertible notes held by Federal Partners but excluding shares issuable upon the conversion or exercise of other notes, warrants or options. On March 20, 2001, we issued to Federal Partners 300,000 shares of our Class A Common Stock for a purchase price of $3,000,000, and we committed to issue to Federal Partners an additional 100,000 shares of Class A Common Stock if the closing price of our Class A Common Stock on the principal securities exchange on which they are traded was not at or above $100 per share for 5 consecutive days. The additional shares were issued in 2002. As part of the financing completed on November 27, 2001 in connection with our debt restructuring, we issued to Federal Partners an aggregate of 250,369 shares of Class A common stock for a purchase price of $1,700,000, and we committed to issue to Federal Partners an additional 173,632 shares of Class A Common Stock if the average of the closing prices of our Class A Common Stock on Nasdaq was not at or above $16.00 per share for the 10 consecutive trading days through year end 2001. The additional shares were issued in 2002. In connection with the issuance of the senior convertible notes on January 8, 2001, we granted to Federal Partners the right to designate one director to our Board of Directors so long as Federal Partners and other persons associated with it owns at least 300,000 shares of Class A Common Stock, including shares issuable upon conversion of or in payment of interest on the senior convertible notes. Federal Partners designated Stephen Duff and he was appointed to our Board on January 8, 2001. Mr. Duff is Chief Investment Officer for The Clark Estates, Inc. and is Treasurer and a limited partner of Federal Partners. Through his limited partnership interest in Federal Partners, Mr. Duff has an indirect interest in $10,000 principal amount of the senior convertible notes issued on January 8, 2001 and in 1,943 of the shares of Class A Common Stock held by Federal Partners.

         Federal Partners has agreed to exchange the $5 million note in exchange for 2.5 million shares of Class A common stock upon the elimination of specified indebtedness. In addition, upon the elimination of specified indebtedness, Federal Partners has committed to purchase 1,923,076 shares of Class A common stock of EasyLink at a purchase price of $.52 per share or $1 million in the aggregate.

Zesiger Capital LLC Financing

         On January 8, 2001, March 13, 2001 and October 11, 2001 we issued an aggregate of $9,200,000 principal amount of 10% Senior Convertible Notes due January 8, 2006 to accounts for whom Zesiger Capital Group LLC acts as investment adviser. The notes bear interest at the rate of 10% per annum payable semi-annually one half in cash and, at the option of the Company, one half in shares of Class A common stock valued at the conversion price of $10.00 per share in the case of $7,900,000 principal amount of notes and $2.50 per share in the case of $1,300,000 principal amount of notes. The Company issued shares to these accounts in payment of interest on these notes during 2002. As a result of ownership of the notes and shares of stock issuable in payment of interest, these accounts beneficially own 1,519,052 shares representing approximately 8.20 % of the Company's common stock as of February 28, 2003. The Company subsequently paid $102,500 in cash in exchange for the elimination of $1,025,000 principal amount of these notes. Zesiger Capital, on behalf of the remaining accounts, has agreed to exchange the remaining notes for an aggregate of approximately 4.7 million shares of Class A common stock upon the elimination of specified indebtedness.

Acquisition of Swift Telecommunications, Inc.

         We acquired Swift Telecommunications, Inc. on February 23, 2001. George Abi Zeid was the sole shareholder of Swift Telecommunications, Inc ("STI"). In connection with the acquisition, Mr. Abi Zeid was elected to the Board of Directors of the Company and was appointed President -- International Operations. EasyLink paid $835,294 in cash, issued 1,876,618 shares of Class A Common Stock and issued a promissory note in the original principal amount of approximately $9.2 million to Mr. Abi Zeid in payment of the purchase price for the acquisition payable at the closing. Under the merger agreement, EasyLink also agreed to pay additional contingent consideration to Mr. Abi Zeid equal to the amount of the net proceeds, after satisfaction of certain liabilities of STI and its subsidiaries, from the sale or liquidation of the assets of one of STI's subsidiaries. Pursuant to the debt restructuring completed on November 27, 2001, EasyLink issued $2,682,964 principal amount of restructure notes, 268,295 shares of Class A common stock and warrants to purchase 268,295 shares of Class A common stock in exchange for Mr. Abi Zeid's $9.2 million note. In connection with the acquisition by STI on January 31, 2001 of the EasyLink Services business from AT&T Corp., Mr. Abi Zeid pledged to AT&T Corp. under a Pledge Agreement dated January 31, 2001 all of the shares of EasyLink Class A Common Stock that he was entitled to receive pursuant to the acquisition to secure a $35 million note issued to AT&T Corp. by STI and assumed by EasyLink as part of the purchase price for the EasyLink Services business. As a result of the debt restructuring completed on November 27, 2001, these shares now secure the $10 million principal amount of restructure notes issued to AT&T Corp. in exchange for the $35 million note held by it. In connection with the acquisition of STI on February 23, 2001, EasyLink also entered into a conditional commitment to acquire the 25% minority interests in two STI subsidiaries for $47,059 in cash, promissory notes in the aggregate principal amount of approximately $517,647 and 106,826 shares of Class A Common Stock. This transaction is subject to certain conditions, including satisfactory completion of due diligence, receipt of regulatory approvals and other customary conditions.

         Mr. Abi Zeid has agreed to exchange the promissory note in the principal amount of $2,682,964 for 1,341,482 shares of Class A common stock upon the elimination of specified indebtedness and to defer interest payments due to him in the amount of $283,504.37.

         Mr. Abi Zeid also agreed to contribute up to approximately 1.2 million shares of Class A common stock issuable to him in connection with the November 2001 debt restructuring in order to permit the grant of shares or options to employees.

 Transactions with AT&T

         As a result of our acquisition of Swift Telecommunications, Inc. on February 23, 2001 and the completion of our debt restructuring on November 27, 2001, AT&T Corp. beneficially owns as of February 28, 2003 2,423,980 shares of Class A common stock, representing approximately 13.23% of our outstanding common stock and 8.87% of our total voting securities. These percentages include 1 million shares issuable upon the exercise of warrants held by AT&T. AT&T also holds a note in the original principal amount of $10 million. On February 27, 2003, AT&T and PTEK Holdings, Inc. ("PTEK") entered into a Share Purchase Agreement regarding the sale of 1,423,980 shares to PTEK for $825,908 and a Note Purchase Agreement regarding the transfer of the $10 million promissory note for $3,174,092 and a warrant to purchase shares of PTEK Stock. The Company has objected to the proposed transaction. See Part I, Item 3, Legal Proceedings contained in the Company's Form 10-K filed March 31, 2003 and subsequent filings with the SEC.

         Our acquisition of Swift Telecommunications, Inc. included the EasyLink Services business that Swift had just acquired from AT&T Corp. The EasyLink Services business acquired from AT&T provided a variety of transaction delivery services such as EDI and production messaging services. This business was a division of AT&T and was not a separate independent operating entity. We hired only a portion of the employees of the business. Under a Transition Services Agreement, AT&T provided us with a variety of services to enable us to continue to operate the business pending the transition to EasyLink. We have successfully transitioned virtually all of the services provided by AT&T under the Transition Services Agreement to ourselves, including customer service, network operations center, telex switching equipment and services and office space in a variety of locations. The Transition Services Agreement expired on January 31, 2003. During 2002, the Company paid AT&T $1,794,743 under the Transition Services Agreement.

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

         In connection with the acquisition of the EasyLink Services business from AT&T Corp., we entered into a Master Carrier Agreement with AT&T. Under this agreement, AT&T will provide us with a variety of telecommunications services that are required in connection with the provision of our services. The term of the agreement for network connection services is for 36 months through May 2005 and the term of the agreement for private line and satellite services is 36 months through February 2004. Under the agreement, we have a minimum purchase commitment for network connection services equal to $3 million for each of the three years of the contract. In addition, we have a minimum purchase commitment for private line and satellite services equal to $375,000 per month during the three-year term. If we terminate the network connection services or the private line and satellite services prior to the end of the term or AT&T terminates the services for our breach, we must pay to AT&T a termination charge equal to 50% of the unsatisfied minimum purchase commitment for these services for the period in which termination occurs plus 50% of the minimum purchase commitment for each remaining commitment period in the term. During 2002, the Company paid AT&T in the aggregate $10,139,756 for telecommunications services under the above-described and other telecommunications services agreements.

         During 2002, AT&T purchased $ 2,373,547.92 of services from the Company.

         During 2002, AT&T also paid EasyLink $ 170,302.01 in commission payments for collections of AT&T accounts receivable that were not transferred to the Company in connection with the acquisition of the EasyLink Services business in February 2001.

         The Company leased space from AT&T in Morristown, NJ and paid AT&T $49,000 per month, or $594,000 for the year, in rentals during 2002 under this lease.

Loan Forgiveness

         Pursuant to the terms of Mr. Murawksi's employment arrangement, Mr. Murawski was entitled to forgiveness during 2002 of principal of and accrued interest on a loan in the amount of $235,414. Mr. Murawaski received $100,000 during 2002 as a partial gross-up for taxes due on the loan forgiveness. The loan bore interest at 5% per annum and was incurred to finance the purchase of stock of Netmoves Corporation upon the exercise of stock options prior to the acquisition of Netmoves by the Company.

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 2003.

                                       EasyLink Services Corporation
                                       (Registrant)

                                       By /s/ THOMAS MURAWSKI
                                       ----------------------------------------
                                       (Thomas Murawski, Chief Executive Officer
                                       and President)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 30, 2003.

/s/ GERALD GORMAN                       Chairman, Director
------------------------
(Gerald Gorman)

/s/THOMAS MURAWSKI                      Chief Executive Officer and President,
------------------------                Director (Principal Executive Officer)
(Thomas Murawski)

/s/ GEORGE ABI ZEID                     President, International Operations,
------------------------                Director
(George Abi Zeid)

/s/ DEBRA L. MCCLISTER                  Executive Vice President and Chief
------------------------                 Financial Officer
(Debra L. McClister)                    (Principal Accounting and Financial
                                         Officer)

/s/ DAVID AMBROSIA                      Executive Vice President, General
------------------------                 Counsel and Secretary
(David Ambrosia)

/s/ STEPHEN M. DUFF                     Director
------------------------
(Stephen M. Duff)

CERTIFICATION

I, Thomas Murawski, certify that:

(1) I have reviewed this annual report as amended by Form 10-K/A of EasyLink Services Corporation ("Easylink");

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

Date: April 30, 2003                 /s/ THOMAS MURAWSKI
                                     -------------------
                                     Thomas Murawski
                                     Chief Executive Officer and President

                                  CERTIFICATION

I, Debra McClister, certify that:

(1) I have reviewed this annual report as amended by Form 10-K/A of EasyLink Services Corporation ("Easylink");

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

Date: April 30, 2003                 /s/ DEBRA McCLISTER
                                     -------------------
                                     Debra McClister
                                     Executive Vice President and Chief
                                     Financial Officer