Form 10-K/A
period 2002-12-31
EASYLINK SERVICES CORP
filed 2003-05-12
CIK 1081661

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

                                (Amendment No. 2)

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

Indicate the number of outstanding shares of each of the registrants' classes of common stock as of May 1, 2003: Class A Common Stock, 41,938,720 shares;
and Class B Common Stock, 1,000,000 shares.

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
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................... 12

                             PURPOSE OF FORM 10-K/A

         The sole purpose of this amendment is to update the disclosure contained in Items 10, 11, 12 and 13 of Part III to EasyLink Services Corporation ("EasyLink" or the "Company") Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (which was originally filed with the Securities and Exchange Commission on March 31, 2003, as amended on April 30, 2003 pursuant to General Instruction G(3) of Form 10-K), to give effect to the shares issued through May 1, 2003, including pursuant to the reduction of debt and related financing announced by the Company on May 2, 2003.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS OF THE REGISTRANT

     The names of the directors of the Company and their ages as of February 28, 2003 and certain other information about them are set forth below:

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

Compensation of Directors

     Other than reimbursing directors for customary and reasonable expenses of attending Board of Directors or committee meetings, EasyLink does not currently compensate directors who are part of the management team. During 2002, three outside, non-management directors were granted options as compensation for their serving as board members. On July 9, 2002, each of Stephen Duff, William Donaldson and Stephen Ketchum was granted options to purchase 5,000 shares of Class A Common Stock at an exercise price of $1.04 per share, vesting in full on the first anniversary of the date of grant, subject to continued service on the vesting date.

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

         Mr. Duff is Chief Investment Officer for The Clark Estates, Inc. and is Treasurer of the general partner of, and a limited partner of, Federal Partners, L.P. Federal Partners and accounts for which The Clark Estates, Inc. provides management and administrative services were beneficial holders as of May 1, 2003 of 13.02% of the Company's common stock. The Clark Estates, Inc. provides management and administrative services to Federal Partners. In connection with the issuance of a senior convertible note on January 8, 2001, the Company granted to Federal Partners the right to designate one director to our Board of Directors so long as Federal Partners and other persons associated with it own at least 300,000 shares of Class A Common Stock. Federal Partners, L.P. designated Stephen Duff and he was appointed to our Board on January 8, 2001. Through his limited partnership interest in Federal Partners, L.P., Mr. Duff has an indirect interest in 10,789 of the shares of Class A Common Stock held by Federal Partners. See also "Item 13. Certain Relationships and Related Transactions."

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


                        COMMON STOCK OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

     The following table provides information with respect to the beneficial ownership of EasyLink's common stock as of May 1, 2003 for:

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

     For purposes of this table, a person, entity or group is deemed to have "beneficial ownership" of any shares of Class A Common Stock, including shares subject to options, warrants or conversion rights, which the person, entity or group has the right to acquire within 60 days of May 1, 2003. Unless otherwise noted below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

     For purposes of calculating the percentage of outstanding shares or voting power held by each person named below, any shares which that person has the right to acquire within 60 days after May 1, 2003 are deemed to be outstanding, but shares which may similarly be acquired by other persons are deemed not to be outstanding.

     The total number of shares of Class A Common Stock used for purposes of calculating the percentages of Class A Common Stock beneficially owned is 42,938,720, which includes 1,000,000 shares of Class A Common Stock issuable upon conversion of the 1,000,000 outstanding shares of Class B Common Stock and 41,938,720 shares of Class A common stock issued and outstanding as of May 1, 2003.

     The total number of votes for purposes of calculating the percentage of total voting power includes the voting power of 1,000,000 shares of Class B Common Stock owned by Gerald Gorman. Each share of Class B Common Stock entitles Mr. Gorman to ten votes.


                                                                         Number of             Percentage       Percentage
                                                                     Shares of Class A         of Class A        of Total
Name of Beneficial Owner                                            Beneficially Owned     Beneficially Owned  Voting Power
------------------------                                            ------------------     ------------------  ------------
Gerald Gorman................................................            1,278,710  (1)             2.97%         19.75%
     33 Knightsbridge Road, Piscataway, NJ
Thomas Murawski..............................................              618,245                  1.42%          1.18%
George Abi Zeid..............................................            4,148,276  (2)             9.60%          7.94%
     262 Glen Head Road, Glen Head NY
Stephen Duff.................................................               17,549  (3)                 *              *
Debra McClister..............................................              100,439                      *              *
David Ambrosia...............................................              104,659                      *              *
Bradley Schrader.............................................               72,498                      *              *
All directors and executive officers as a group (6 persons)..            6,347,625                 14.69%         29.45%
The Clark Estates, Inc.......................................            5,589,020  (4)            13.02%         10.76%
     One Rockefeller Center, New York, NY
Zesiger Capital Group LLC....................................            4,979,310  (5)            11.60%          9.60%
      320 Park Avenue, 30th Floor, New York, New York
AT&T Corp....................................................            2,423,980  (6)             5.52%          4.58%
     One AT&T Way, Bedminster, NJ

---------
* Represents beneficial ownership or voting power of less than 1%.

(1) Includes 1,000,000 shares of Class A Common Stock issuable upon conversion, on a one for one basis, of Class B Common Stock.
(2) Includes 268,296 shares issuable upon exercise of warrants. Also includes 300,000 shares held by Telecom International, Inc. Mr. Abi Zeid owns indirectly a majority of the capital stock of Telecom International, Inc. See Item 13, "Certain Relationships and Related Transactions."
(3) Mr. Duff is a limited partner of Federal Partners, L.P. Includes 10,789 shares of Class A Common Stock indirectly held through his limited partnership interest in Federal Partners.
(4) Includes 5,394,640 shares of Class A Common Stock held by Federal Partners. Also includes 194,380 shares held by accounts for which The Clark Estates, Inc. provides management and administrative services. The Clark Estates, Inc. disclaims beneficial ownership of 5,394,640 and the 194,380 shares described in this footnote. The Clark Estates, Inc. provides management and administrative services to Federal Partners. See Item 13, "Certain Relationships and Related Transactions."
(5) Includes 4,979,310 shares of Class A Common Stock held by accounts for whom Zesiger Capital acts as investment adviser. Zesiger Capital disclaims beneficial ownership of all of the shares described in this footnote. See
     Item 13, "Certain Relationships and Related Transactions."
(6) Includes 1,000,000 shares of Class A Common Stock issuable upon exercise of warrants. On February 27, 2003, AT&T and PTEK Holdings, Inc. ("PTEK") entered into a Share Purchase Agreement regarding the sale of 1,423,980 shares to PTEK for $825,908 and a Note Purchase Agreement regarding the transfer of a promissory note for $3,174,092 and a warrant to purchase shares of PTEK Stock. The Company has objected to the proposed transaction. See Part I, Item 3, Legal Proceedings contained in the Company's Form 10-K filed March 31, 2003 and subsequent filings with the SEC. The above table excludes PTEK as a 5% beneficial owner. PTEK may be deemed to beneficially own the 1,423,980 shares which PTEK has agreed to purchase from AT&T and, if PTEK and AT&T are deemed to be acting in concert, the 1,000,000 additional shares issuable upon exercise of the warrants.

     The following table sets forth the number of shares of Class A Common Stock included in the table above that are issuable upon the exercise of options exercisable within 60 days of February 28, 2003.

                                                         Number of Shares of
Name of Beneficial Owner                                Class A Common Stock
------------------------                                --------------------
Gerald Gorman.......................................             109,828
Thomas Murawski.....................................             616,967
George Abi Zeid.....................................              25,000
Stephen Duff........................................               6,250
Debra McClister.....................................             100,439
David Ambrosia......................................             104,659
Bradley Schrader....................................              72,498

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Federal Partners, L.P. Financings

         Stephen Duff, a director of the Company, is Chief Investment Officer of The Clark Estates, Inc. and is Treasurer of the general partner of, and a limited partner of, Federal Partners, L.P. On January 8, 2001, we issued $5,000,000 principal amount of 10% Senior Convertible Notes due January 8, 2006 to Federal Partners. The note bore interest at the rate of 10% per annum and was payable semi-annually one half in cash and, at he option of the Company, one half in shares of Class A common stock valued at the conversion price of $10.00 per share. The Company issued shares to Federal Partners in payment of interest on this note during 2002. The Clark Estates, Inc. provides management and administrative services to Federal Partners. On March 20, 2001, we issued to Federal Partners 300,000 shares of our Class A Common Stock for a purchase price of $3,000,000, and we committed to issue to Federal Partners an additional 100,000 shares of Class A Common Stock if the closing price of our Class A Common Stock on the principal securities exchange on which they are traded was not at or above $100 per share for 5 consecutive days. The additional shares were issued in 2002. As part of the financing completed on November 27, 2001 in connection with our debt restructuring, we issued to Federal Partners an aggregate of 250,369 shares of Class A common stock for a purchase price of $1,700,000, and we committed to issue to Federal Partners an additional 173,632 shares of Class A Common Stock if the average of the closing prices of our Class A Common Stock on Nasdaq was not at or above $16.00 per share for the 10 consecutive trading days through year end 2001. The additional shares were issued in 2002. In connection with the issuance of the senior convertible notes on January 8, 2001, we granted to Federal Partners the right to designate one director to our Board of Directors so long as Federal Partners and other persons associated with it owns at least 300,000 shares of Class A Common Stock, including shares issuable upon conversion of or in payment of interest on the senior convertible notes. Federal Partners designated Stephen Duff and he was appointed to our Board on January 8, 2001. Mr. Duff is Chief Investment Officer for The Clark Estates, Inc. and is Treasurer and a limited partner of Federal Partners. Through his limited partnership interest in Federal Partners, Mr. Duff has an indirect interest in 10,789 of the shares of Class A Common Stock held by Federal Partners.

         On May 1, 2003, Federal Partners exchanged the $5 million note for 2.5 million shares of Class A common stock. In addition, on April 30, 2003, Federal Partners purchased 1,923,077 shares of Class A common stock of EasyLink at a purchase price of $.52 per share or $1 million in the aggregate. Federal Partners and accounts for which The Clark Estates, Inc. provides management and administrative services were beneficial holders as of May 1, 2003 of 13.02% of the Company's common stock.

Zesiger Capital LLC Financing

         On January 8, 2001, March 13, 2001 and October 11, 2001 we issued an aggregate of $9,200,000 principal amount of 10% Senior Convertible Notes due January 8, 2006 to accounts for whom Zesiger Capital Group LLC acts as investment adviser. The notes bear interest at the rate of 10% per annum payable semi-annually one half in cash and, at the option of the Company, one half in shares of Class A common stock valued at the conversion price of $10.00 per share in the case of $7,900,000 principal amount of notes and $2.50 per share in the case of $1,300,000 principal amount of notes. The Company issued shares to these accounts in payment of interest on these notes during 2002. The Company subsequently paid $102,500 in cash in exchange for the elimination of $1,025,000 principal amount of these notes. Zesiger Capital, on behalf of the remaining accounts, exchanged the remaining notes for an aggregate of approximately 4.7 million shares of Class A common stock on May 1, 2003. As of May 1, 2003, these accounts beneficially owned 4,979,310 shares representing approximately 11.60% of the Company's common stock.

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

         Mr. Abi Zeid exchanged the promissory note in the principal amount of $2,682,964 for 1,341,482 shares of Class A common stock on May 1, 2003 and agreed to defer interest payments due to him in the amount of $283,504.37.

         Mr. Abi Zeid also agreed to contribute up to approximately 1.2 million shares of Class A common stock issuable to him in connection with the November 2001 debt restructuring in order to permit the grant of shares or options to employees.

 Transactions with AT&T

         As a result of our acquisition of Swift Telecommunications, Inc. on February 23, 2001 and the completion of our debt restructuring on November 27, 2001, AT&T Corp. beneficially owns as of May 1, 2003 2,423,980 shares of Class A common stock, representing approximately 5.52% of our outstanding common stock and 4.58% of our total voting securities. These percentages include 1 million shares issuable at our exercise price of $6.10 per share upon the exercise of warrants held by AT&T. AT&T also holds a note in the original principal amount of $10 million. On February 27, 2003, AT&T and PTEK Holdings, Inc. ("PTEK") entered into a Share Purchase Agreement regarding the sale of 1,423,980 shares to PTEK for $825,908 and a Note Purchase Agreement regarding the transfer of the $10 million promissory note for $3,174,092 and a warrant to purchase shares of PTEK Stock. The Company has objected to the proposed transaction. See Part I,
Item 3, Legal Proceedings contained in the Company's Form 10-K filed March 31, 2003 and subsequent filings with the SEC.

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

         During 2002, AT&T purchased $2,373,547.92 of services from the Company.

         During 2002, AT&T also paid EasyLink $170,302.01 in commission payments for collections of AT&T accounts receivable that were not transferred to the Company in connection with the acquisition of the EasyLink Services business in February 2001.

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

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 12, 2003.

                                       EasyLink Services Corporation
                                       (Registrant)

                                       By /s/ THOMAS MURAWSKI
                                       ----------------------------------------
                                       (Thomas Murawski, Chief Executive Officer
                                       and President)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 12, 2003.

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

/s/ DAVID AMBROSIA                      Executive Vice President, General
------------------------                 Counsel and Secretary
(David Ambrosia)

/s/ STEPHEN M. DUFF                     Director
------------------------
(Stephen M. Duff)

CERTIFICATION

I, Thomas Murawski, certify that:

(1) I have reviewed this Amendment No. 2 to annual report on Form 10-K of EasyLink Services Corporation ("Easylink");

(2) based on my knowledge, this amendment does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading;

(3) based on my knowledge, the financial statements, and other financial information included in this amendment, fairly present in all material respects the financial condition and results of operations of EasyLink as of, and for, the periods presented in this amendment;

(4) EasyLink's other certifying officer and I:

(A) are responsible for establishing and maintaining internal controls;

(B) have designed such internal controls to ensure that material information relating to EasyLink and its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which the annual report is being prepared;

(C) have evaluated the effectiveness of EasyLink's internal controls as of a date within 90 days prior to the filing date of the annual report (the "Evaluation Date"); and

(D) have presented in the annual report our conclusions about the effectiveness of our internal controls based on our evaluation as of the Evaluation Date;

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

(6) EasyLink's other certifying officer and I have indicated in the annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003                 /s/ THOMAS MURAWSKI
                                     -------------------
                                     Thomas Murawski
                                     Chief Executive Officer and President

                                  CERTIFICATION

I, Debra McClister, certify that:

(1) I have reviewed this Amendment No. 2 to annual report on Form 10-K of EasyLink Services Corporation ("Easylink");

(2) based on my knowledge, this Amendment does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading;

(3) based on my knowledge, the financial statements, and other financial information included in this Amendment, fairly present in all material respects the financial condition and results of operations of EasyLink as of, and for, the periods presented in this Amendment;

(4) EasyLink's other certifying officer and I:

(A) are responsible for establishing and maintaining internal controls;

(B) have designed such internal controls to ensure that material information relating to EasyLink and its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which the annual report is being prepared;

(C) have evaluated the effectiveness of EasyLink's internal controls as of a date within 90 days prior to the filing date of the annual report (the "Evaluation Date"); and

(D) have presented in the annual report our conclusions about the effectiveness of our internal controls based on our evaluation as of the Evaluation Date;

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

(6) EasyLink's other certifying officer and I have indicated in the annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003                   /s/ DEBRA McCLISTER
                                     -------------------
                                     Debra McClister
                                     Executive Vice President and Chief
                                     Financial Officer