Form 10-Q
period 2003-03-31
EASYLINK SERVICES CORP
filed 2003-05-15
CIK 1081661

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                                   (Mark One)


     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

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

Common stock outstanding at May 1, 2003: Class A common stock $0.01 par value 41,938,720 shares, and Class B common stock $0.01 par value 1,000,000 shares.

                          EASYLINK SERVICES CORPORATION
                                 MARCH 31, 2003
                                    FORM 10-Q
                                      INDEX


                                                                                                          Page
                                                                                                         Number
                                                                                                         ------
PART I:    FINANCIAL INFORMATION

Item 1:    Condensed Consolidated Financial Statements:

           Condensed Consolidated Balance Sheets as of March 31,
           2003 (unaudited) and December 31, 2002.........................................................   3

           Unaudited Condensed Consolidated Statements of Operations for the
           three months ended March 31, 2003 and 2002.....................................................   4

           Unaudited Condensed Consolidated Statements of Cash Flows for the
           three months ended March 31, 2003 and 2002.....................................................   5

           Notes to Unaudited Interim Condensed Consolidated Financial Statements.........................   7

Item 2:    Management's Discussion and Analysis of Financial Condition and Results of Operations..........  12

Item 3:    Qualitative and Quantitative Disclosure about Market Risk......................................  16

Item 4:    Controls and Procedures........................................................................  31

PART II:   OTHER INFORMATION


Item 1:    Legal Proceedings..............................................................................  32

Item 2:    Changes in Securities and Use of Proceeds......................................................  32

Item 6:    Exhibits and Reports on Form 8-K...............................................................  32

Signatures................................................................................................  34

Certifications

Exhibits


                          Easylink Services Corporation
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

                                                                                                 March 31,   December 31,
                                                                                                   2003          2002
                                                                                                ----------   ----------
                                                                                               (unaudited)   Note 1(b)
                                         ASSETS
Current assets:
Cash and cash equivalents ....................................................................   $   8,146    $   9,554
Accounts receivable, net of allowance for doubtful accounts
   $7,557 and $8,052 as of March 31, 2003 and December 31, 2002, respectively ................      12,473       11,938
Prepaid expenses and other current assets ....................................................       2,269        2,019
                                                                                                 ---------    ---------
Total current assets .........................................................................      22,888       23,511
                                                                                                 ---------    ---------
Property and equipment, net ..................................................................      14,721       14,833
Goodwill, net ................................................................................       6,266        6,266
Other intangible assets, net .................................................................      13,743       14,548
Other assets .................................................................................       1,721        1,853
                                                                                                 ---------    ---------
Total assets .................................................................................   $  59,339    $  61,011
                                                                                                 =========    =========
                          LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable .............................................................................   $  13,052    $  10,235
Accrued expenses .............................................................................      20,410       20,853
Restructuring reserves payable ...............................................................       2,214        2,362
Current portion of capital lease obligations .................................................         354          413
Current portion of notes payable .............................................................       4,571        4,152
Current portion of capitalized interest on notes payable .....................................       4,610        4,283
Deferred revenue .............................................................................         445          616
Other current liabilities ....................................................................         590          563
Net liabilities of discontinued operations ...................................................          67          360
                                                                                                 ---------    ---------
Total current liabilities ....................................................................      46,313       43,837
                                                                                                 ---------    ---------
Capital lease obligations, less current portion ..............................................         138          196
Capitalized interest on notes payable, less current portion ..................................       6,390        7,402
Notes payable, less current portion ..........................................................      63,907       71,398
                                                                                                 ---------    ---------
Total liabilities ............................................................................     116,748      122,833
                                                                                                 ---------    ---------
Stockholders' deficit:
Common stock, $0.01 par value; 510,000,000 shares authorized at March 31, 2003 and
December 31, 2002, respectively:
   Class A--500,000,000 shares authorized at March 31, 2003 and December 31,
   2002; 17,564,164 and 16,129,318 shares issued and outstanding at March 31,
   2003 and
   December 31, 2002, respectively ...........................................................         176          161
   Class B--10,000,000 shares authorized at March 31, 2003 and December 31, 2002,
   respectively, 1,000,000 issued and outstanding at March 31, 2003 and December 31, 2002 ....          10           10
Additional paid-in capital ...................................................................     538,256      537,544
Accumulated other comprehensive income (loss) ................................................         143         (246)
Accumulated deficit ..........................................................................    (595,994)    (599,291)
                                                                                                 ---------    ---------
Total stockholders' deficit ..................................................................     (57,409)     (61,822)
                                                                                                 ---------    ---------
Commitments and contingencies

Total liabilities and stockholders' deficit ..................................................   $  59,339    $  61,011
                                                                                                 =========    =========

           See accompanying notes to unaudited condensed consolidated financial statements.

                          EasyLink Services Corporation
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except share and per share data)
                                   (unaudited)

                                                                                 Three Months Ended March  31,
                                                                                 -----------------------------
                                                                                     2003            2002
                                                                                 ------------    -------------
Revenues .....................................................................   $     25,742    $     30,305

Cost of revenues .............................................................         13,707          15,872
                                                                                 ------------    ------------
Gross profit .................................................................         12,035          14,433
                                                                                 ------------    ------------
Sales and marketing ..........................................................          5,383           5,312
General and administrative ...................................................          6,740           7,272
Product development ..........................................................          1,955           1,773
Amortization of intangible assets ............................................            517           1,689
                                                                                 ------------    ------------
                                                                                       14,595          16,046
                                                                                 ------------    ------------
Loss from operations .........................................................         (2,560)         (1,613)
                                                                                 ------------    ------------
Other income (expense):
Interest income ..............................................................             19             112
Interest expense .............................................................           (754)         (1,160)
Gain on debt restructurings and settlements ..................................          6,640              --
Other, net ...................................................................            (43)              9
                                                                                 ------------    ------------
Total other income (expense), net ............................................          5,862          (1,039)
                                                                                 ------------    ------------
Net income (loss) ............................................................   $      3,302    $     (2,652)
                                                                                 ============    ============
Basic and diluted net income (loss) per share:

    Net income (loss) ........................................................   $       0.19    $      (0.16)
                                                                                 ============    ============

Weighted-average basic and diluted shares outstanding ........................     17,569,987      16,166,200
                                                                                 ============    ============

           See accompanying notes to unaudited condensed consolidated financial statements.

                          EasyLink Services Corporation
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                                                                   Three Months Ended March 31,
                                                                                                   ----------------------------
                                                                                                       2003            2002
                                                                                                   -----------      -----------
Cash flows from operating activities:
Net income (loss) .............................................................................      $  3,302       $ (2,652)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Non-cash interest .............................................................................           120          1,130
Depreciation and amortization .................................................................         2,412          2,493
Amortization of intangible assets .............................................................           806          2,032
Provision for doubtful accounts ...............................................................           126            752
Gain on debt restructuring and settlements ....................................................        (6,640)            --
Other .........................................................................................            41             97
Changes in operating assets and liabilities:
   Accounts receivable, net ...................................................................          (661)         2,450
   Prepaid expenses and other current assets ..................................................          (249)          (581)
   Other assets ...............................................................................            64             74
   Accounts payable, accrued expenses and other current liabilities ...........................         2,189         (6,575)
   Deferred revenue ...........................................................................          (171)          (164)
                                                                                                     --------       --------
Net cash provided by (used in) operating activities ...........................................         1,339           (944)
                                                                                                     --------       --------
Cash flows from investing activities:
Purchases of property and equipment, including capitalized software ...........................        (2,301)          (783)
                                                                                                     --------       --------
Net cash used in investing activities .........................................................        (2,301)          (783)
                                                                                                     --------       --------
Cash flows from financing activities:
Issuance of shares to employee benefit plans ..................................................           107            100
Payments under capital lease obligations ......................................................          (117)          (209)
Interest payments on restructured notes .......................................................            --           (362)
Payments of notes payable .....................................................................          (824)            --
                                                                                                     --------       --------
Net cash used in financing activities .........................................................          (834)          (471)
                                                                                                     --------       --------

Effect of foreign exchange rate changes on cash and cash equivalents ..........................           388            145

Net decrease in cash and cash equivalents .....................................................        (1,408)        (2,053)

Cash used in discontinued operations ..........................................................            --           (300)

   Cash and cash equivalents at beginning of the period .......................................         9,554         13,278
                                                                                                     --------       --------
Cash and cash equivalents at the end of the period ............................................      $  8,146       $ 10,925
                                                                                                     ========       ========


Supplemental disclosure of non-cash information:

During the three months ended March 31, 2003 and 2002, the Company paid approximately $120,000 and $1.3 million, respectively, for interest.

During the three months ended March 31, 2003, the Company issued shares of Class A common stock as follows:

         The Company issued 210,479 shares of Class A common stock valued at approximately $120,000 as payment for interest in lieu of cash (see
         Note 2).

         The Company issued 154,184 shares of Class A common stock valued at approximately $107,000 in connection with matching contributions to its 401(k) plan.

         The Company issued 1,070,183 shares of Class A common stock valued at approximately $501,000 in connection with the cancellation of debt. (See Note 2).

During the three months ended March 31, 2002, the Company issued shares of Class A common stock as follows:

         The Company issued 56,075 shares of Class A common stock valued at approximately $314,000 in connection with the divestiture of a subsidiary of the Company's India.com subsidiary.

         The Company issued 36,232 shares of Class A common stock valued at approximately $203,000 in connection with the settlement of an indemnification obligation arising out of the sale of Asia.com's eLong.com business, a subsidiary of World.com. The indemnification obligation arose out of a contingent payment obligation owed by eLong.com to the sellers of a business purchased by eLong.com .

         The Company issued 11,549 shares of Class A common stock valued at approximately $73,000 in payment of a bonus to an employee.

         The Company issued 21,016 shares of Class A common stock valued at approximately $78,000 to a consultant in payment of consulting fees.

Non-cash financing activities:

During the three months ended March 31, 2002, the Company issued 100,000 shares of Class A common stock in a private placement.



           See accompanying notes to unaudited condensed consolidated financial statements.

                          EasyLink Services Corporation

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Operations and Significant Accounting Policies

(a) Summary of Operations

The Company offers a broad range of information exchange services to businesses and service providers, including transaction delivery and management services such as electronic data interchange or "EDI," production messaging services utilizing email, fax and telex; integrated desktop messaging services; document capture and management services and services that protect corporate e-mail systems such as virus protection, spam control and content filtering services.

(b) Unaudited Interim Condensed Consolidated Financial Information

The accompanying interim condensed consolidated financial statements as of March 31, 2003 and for the three months ended March 31, 2003 and 2002 have been prepared by the Company and are unaudited. In the opinion of management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the consolidated financial position of EasyLink Services as of March 31, 2003 and the consolidated results of operations and cash flows for the interim periods ended March 31, 2003 and 2002. The results of operations for any interim period are not necessarily indicative of the results of operations for any other future interim period or for a full fiscal year. The condensed consolidated balance sheet at December 31, 2002 has been derived from audited consolidated financial statements at that date.

For each of the years ended December 31, 2002, 2001 and 2000, the Company received a report from its independent accountants containing an explanatory paragraph stating that the Company suffered recurring losses from operations since inception and has a working capital deficiency that raises substantial doubt about the Company's ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management believes the Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, to restructure or eliminate its remaining indebtedness for borrowed money and ultimately to achieve profitable operations. As part of this process, management is continuing its efforts to further reduce total operating costs. In addition, the Company recently announced that it was actively seeking to eliminate substantially all of its outstanding indebtedness and, pursuant to those efforts, the Company eliminated $7.1 million in principal amount of debt during the quarter ended March 31, 2003 in exchange for $0.8 million in cash and the issuance of 1.1 million shares of Class A common stock valued at $0.5 million. Subsequent to March 31, 2003, the Company also eliminated $54.6 million of indebtedness in exchange for $2.3 million in cash and the issuance of 22.3 million shares of Class A common stock valued at $12.1 million. The Company also entered into agreements to repay an outstanding note in the principal amount of $115,000 and accrued interest obligations in the aggregate amount of $959,000 over the next three years, which accrued interest obligations include $284,000 due to George Abi Zeid, a director and officer of the Company and the former sole shareholder of STI. (See Note 4 "Subsequent Events").

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. It is suggested that these unaudited interim condensed consolidated financial statements be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2002 as included in the Company's Form 10-K filed with the Securities and Exchange Commission on March 31, 2003.

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

The net liabilities of WORLD.com, a wholly owned subsidiary, and its majority owned subsidiaries, are reported as discontinued operations in the consolidated balance sheets as of March 31, 2003 and 2002 as a result of the sale or discontinuance of the operations of this business in 2001.

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

 (e) Accounting for Impairment of Long-Lived and Intangible Assets

Effective January 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 142 eliminates the amortization of goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with finite lives and addresses impairment testing and recognition for goodwill and intangible assets. SFAS No. 144 establishes as single model for the impairment of long-lived assets. We assess goodwill for impairment annually unless events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Discounted cash flow analyses are used to assess nonamortizable intangible impairment while undiscounted cash flow analyses are used to assess long-lived asset impairment. If an assessment indicates an impairment, the impaired asset is written down to its fair market value based on the best information available. Estimated fair market value is generally measured with discounted estimated cash flows. Considerable management judgement is necessary to estimate undiscounted and discounted future cash flows. Assumptions used for these cash flows are consistent with internal forecasts. On an on-going basis, management reviews the value and period of amortization or depreciation of long-lived assets, including goodwill and other intangible assets. During this review, we reevaluate the significant assumptions used in determining the original cost of long-lived assets. Although the assumptions may vary from transaction to transaction, they generally include revenue growth, operating results, cash flows and other indicators of value. Management then determines whether there has been a permanent impairment of the value of long-lived assets based upon events or circumstances, which have occurred since acquisition. The impairment policy is consistently applied in evaluating impairment for each of the Company's wholly owned subsidiaries and investments.

(f) Revenue Recognition

The Company's information exchange services include transaction delivery and management services such as electronic data interchange or "EDI," production messaging services utilizing email, fax and telex; integrated desktop messaging services; document capture and management services; and services that protect corporate e-mail systems such as virus protection, spam control and content filtering services. The Company derives revenues from monthly per-message and usage-based charges for its transaction delivery and management services; from monthly per-user or per-message fees for managed e-mail and groupware hosting and virus protection, spam control and content filtering services, and license and consulting fees for our professional services. Revenue from services is recognized as the services are performed.

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

Other revenues include revenues from (i) the sale of domain names, which are recognized at the time when the ownership of the domain name is transferred provided that no significant Company obligation remains and collection of the resulting receivable is probable and (ii) the licensing of domain names wherein revenue is recognized ratably over the license period. To date, such revenues have not been material.

(g) Financial Instruments and Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash, cash equivalents, restricted investments, accounts receivable, notes payable and convertible notes payable. At March 31, 2003 and December 31, 2002, the fair value of cash, cash equivalents, restricted investments and accounts receivable approximated their financial statement carrying amount because of the short-term maturity of these instruments. The recorded values of notes payable and convertible notes payable approximate their fair values, as interest approximates market rates with the exception of the Convertible Subordinated Notes payable with a carrying value of $22.1 million and $24.1 million at March 31, 2003 and December 31, 2002, respectively, which had an estimated fair value of $5.5 million and $6.0 million at March 31, 2003 and December 31, 2002, respectively, based upon quoted market prices.

Credit is extended to customers based on the evaluation of their financial condition and collateral is not required. The Company performs ongoing credit assessments of its customers and maintains an allowance for doubtful accounts. No single customer exceeded 10% of either total revenues or accounts receivable as of and for the three months ended March 31, 2003. Revenues from the Company's five largest customers accounted for an aggregate of 8% and 6% of the Company's total revenues for the three months ended March 31, 2003 and 2002, respectively.

(h) Basic and Diluted Net Income (Loss) Per Share

Net income (loss) per share is presented in accordance with the provisions of SFAS No. 128, "Earnings Per Share", and the Securities and Exchange Commission Staff Accounting Bulletin No. 98. Under SFAS No. 128, basic Earnings per Share ("EPS") excludes dilution for common stock equivalents and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. Diluted net income (loss) per share for the three months ended March 31, 2003 and 2002 is equal to basic net income (loss) per share since all common stock equivalents are anti-dilutive for each of the periods presented.

At March 31, 2003 and 2002, the Company had common stock equivalents of approximately 4.8 million and 8.2 million shares respectively, related to stock options, warrants and convertible debt, that were not included in the computation of net loss per share because they were antidilutive.

(i) Stock Based Compensation

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation
- Transition and Disclosure" ("SFAS 148"). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS No. 123 "Accounting for Stock-Based Compensation". Additionally, SFAS 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both the annual and interim financial statements about the method used in reporting results. The transitional requirements of SFAS No. 148 are effective for all financial statements for fiscal years ending after December 31, 2002. We adopted the disclosure portion of this statement for the current fiscal quarter ended March 31, 2003. The application of the disclosure portion of this standard will have no impact on the Company's consolidated financial position or results of operations. The Financial Accounting Standards Board recently indicated that they will require stock-based employee compensation to be recorded as a charge to earnings beginning in 2004. The Company will continue to monitor its progress on the issuance of this standard as well as evaluate its position with respect to current guidance.

As allowed by SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, the Company has retained the compensation measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations for stock options. SFAS No. 148 also requires more prominent and more frequent disclosures in both interim and annual financial statements about the method of accounting for stock-based compensation and the effect of the method used on reporting results. The Company adopted the disclosure provisions of SFAS No. 148 as of December 31, 2002 and continue to apply the measurement provisions of APB 25. Under APB Opinion No. 25, compensation expense is recognized based upon the difference, if any, at the measurement date between the market value of the stock and the option exercise price. The measurement date is the date at which both the number of options and the exercise price for each option are known. The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

($ in thousands, except per share amounts)             Quarter ended March 31,
                                                       -----------------------
                                                         2003            2002
                                                       -------         --------
Net income (loss):
   As reported..................................        $3,302         $(2,625)
   Pro forma....................................        $  150         $(5,470)
Basic and diluted net income (loss) per share:
   As reported..................................        $ 0.19         $ (0.16)
   Pro forma....................................        $ 0.01         $ (0.34)

The resulting effect on the pro forma net income (loss) disclosed for the quarter ended March 31, 2003 and 2002 is not likely to be representative of the effects of the net income (loss) on a pro forma basis in future years, because the pro forma results include only the impact of grants issued to date and related vesting, while subsequent years will include additional grants and vesting. For purposes of pro-forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period.

(j) Comprehensive Income (Loss)

The components of comprehensive income (loss) consist of the following:

                                                    For the three months
                                                       ended March 31,
                                                   ----------------------
                                                    2003           2002
                                                   -------        -------

Net income (loss)                                  $ 3,302        $(2,652)

Other comprehensive gain:

Foreign currency translation
  adjustments                                          388            145
                                                   -------        -------

Comprehensive Income (loss)                        $ 3,690        $(2,507)
                                                   =======        =======

Accumulated other comprehensive income (loss) at March 31, 2003 and December 31, 2002 solely consists of foreign currency translation adjustments.

(k) Recent Accounting Pronouncements

In November 2002, the FASB issued FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the existing disclosure requirements for most guarantees, including residual value guarantees issued in conjunction with operating lease agreements. It also clarifies that at the time a company issues a guarantee the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements or interim or annual periods ending after December 15, 2002. the adoption of FIN 45 did not have a significant impact on our financial position and results of operations.

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A variable interest entity is a corporation, partnership, trust, or any other legal structures used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company has evaluated the impact of FIN 46 and does not believe that it has any investment in variable interest entities.

(2) Notes Payable

During the quarter ended March 31, 2003, the Company entered into separate transactions with debt holders eliminating $7.1 million in indebtedness including $2.0 million of 7% Convertible Subordinated Notes, due February 2005, $2.6 million of 10% Senior Convertible Notes, due January 2006, $2.0 million of 12% Restructure Notes due in 13 quarterly payments beginning June 2003 and $0.5 million of Restructuring balloon payments due October 2004. The Company paid the debt holders $786,000 in cash and issued 1.1 million shares of Class A common stock valued at $501,000 in connection with the transactions. After including the reversal of $685,000 in capitalized interest, $227,000 of accrued interest, debt issuance costs of $26,000 related to certain of the eliminated indebtedness, the Company recorded total gains of $6.6 million on the elimination of debt in the quarter. (See Note 4 Subsequent Events - Restructuring and Settlement of Certain Debt).

Notes payable include the following, in thousands


                                                                                      March 31, 2003          December 31, 2002
                                                                                 ------------------------   ----------------------
                                                                                 Capitalized                Capitalized
                                                                                   Interest    Principal      Interest   Principal
                                                                                 -----------  -----------   -----------  ---------

2000 7% Convertible Subordinated Notes due February 2005                             $ --        $22,095        $ --      $24,095
2001 10% Senior Convertible Notes due January 2006                                  4,843         28,484       5,528       31,059
2001 12% AT&T restructure note due in 13 quarterly payments
         beginning June 2003                                                        5,160         10,000       5,160       10,000
2001 12% note payable to former shareholder of STI due in 13 quarterly
         payments beginning June 2003                                                 997          2,683         997        2,683
2001 12% Restructure notes due in 13 quarterly payments
         beginning June 2003                                                           --          4,130          --        6,132
2001 Restructuring balloon payments due October 2004                                   --            370          --          795
Other                                                                                  --            716          --          786
                                                                                  -------        -------     -------      -------
Total notes payable and capitalized interest                                       11,000         68,478      11,685       75,550
Less current portion                                                                4,610          4,571       4,283        4,152
                                                                                  -------        -------     -------      -------
Non current portion                                                               $ 6,390        $63,907     $ 7,402      $71,398
                                                                                  =======        =======     =======      =======


(3) Commitments and Contingencies

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

Legal Proceedings

On February 27, 2003, PTEK Holdings, Inc., ("PTEK") one of the Company's principal competitors, announced that it had entered into an agreement with AT&T to purchase 1,423,980 shares of outstanding Class A common stock of the Company held by AT&T and a $10 million promissory note of the Company held by AT&T. In response to PTEK's announcement, the Company commenced on March 17, 2003 an action against AT&T, PTEK, and PTEK's subsidiary, Xpedite Systems, Inc. The suit seeks, among other things, to enjoin AT&T from selling the promissory note held by AT&T to PTEK, to compel AT&T to participate in the Company's current debt restructuring and to enjoin PTEK and Xpedite Systems, Inc. from contacting the Company's creditors and making false statements to the Company's customers and creditors regarding the Company and its financial position. The Court ordered limited document discovery and established a timetable for considering EasyLink's motion, including an oral argument hearing on May 1, 2003. The hearing has been rescheduled for May 22, 2003. AT&T Corp. and PTEK have filed a motion to dismiss EasyLink's complaint or, alternatively, to transfer the action to the Law Division. No assurance can be given as to the outcome of this matter.

(4) Subsequent Events - Restructuring and Settlement of Certain Debt

Subsequent to March 31, 2003 and through the date hereof, the Company entered into a series of transactions with debt holders to eliminate a total of $54.6 million of indebtedness in exchange for cash payments of $2.3 million and, the issuance of 22.3 million shares of Class A common stock valued at $12.1 million. The eliminated debt includes $19.8 million of 7% Convertible Subordinated Notes, due February 2005, $28.5 million of 10% Senior Convertible Notes, due January 2006, a $2.6 million note payable to the former shareholder of STI (who is an officer and director of the Company), $3.2 million of Restructure notes due in 13 quarterly payments beginning in June 2003 and $0.5 million in other indebtedness. The Company also entered into agreements to repay an outstanding note in the principal amount of $115,000 and accrued interest obligations in the aggregate amount of $959,000 over the next three years, which accrued interest includes $284,000 due to George Abi Zeid, a director and officer of the Company and the former sole shareholder of STI. These transactions will result in a gain of approximately $47 million that the Company will record in the second quarter of 2003 after also eliminating $5.8 million of previously capitalized interest $2.4 million of accrued interest, and $0.3 million of debt issuance costs on the eliminated notes. Also, the transactions relating to the previous $115,000 note and $959,000 of accrued interest shall be accounted for in accordance with Financial Accounting Standards Board Statement No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings."

To partially fund a portion of the cash used in the debt elimination transactions, the Company issued 1.9 million shares of Class A common stock in a private placement to Federal Partners L.P. in exchange for $1.0 million.

The elimination of outstanding debt will result in substantial income from cancellation of debt for income tax purposes. The Company intends to minimize its income tax payable as a result of the restructuring by, among other things, offsetting the income with its historical net operating losses and otherwise reducing the income in accordance with applicable income tax rules. As result, the Company does not expect to incur any material current income tax liability as a result of the elimination of this debt. However, the relevant tax authorities may challenge the Company's income tax positions. No assurance can be given that the Company will be able to offset or otherwise reduce all or any of the cancellation of debt income resulting from the elimination of debt in the second quarter of 2003. If the Company is not able to offset or otherwise reduce the cancellation of debt income, the Company may incur material income tax liabilities as a result of the elimination of debt and the Company may, be unable to pay these liabilities.

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

Overview

We are a provider of services that power the electronic exchange of information between enterprises, their trading communities and their customers. Every business day, we handle over 800,000 transactions that are integral to the movement of money, materials, products and people in the global economy such as insurance claims, trade and travel confirmations, purchase orders, invoices, shipping notices and funds transfers, among many others. We offer a broad range of information exchange services to businesses and service providers, including electronic data interchange services or "EDI"; production messaging services; integrated desktop messaging services; document capture and management services; boundary and managed email services; and other services largely consisting of legacy real time fax services.


For the three months ended March 31, 2003, total revenues were $25.7 million compared to $30.3 million for the three months ended March 31, 2002. Almost 100% of our revenues in both 2003 and 2002 were generated from companies we acquired prior to January 1, 2002.

Net income was $3.3 million for the three months ended March 31, 2003 as compared to a net loss of $2.7 million for the three months ended March 31, 2002. The 2003 results included gains on debt settlements of $6.6 million.

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

In light of our limited operating history, we believe that period-to-period comparisons of our revenues and operating results are not meaningful and should not be relied upon as indications of future performance. However, we do believe that the our revenues and operating results in future periods will be more comparable to the results for the three months ended March 31, 2003.

We have experienced declines in revenues for the three months period ended March 31, 2003 as compared to the comparable period ended March 31, 2002. See "Results Of Operations Three Months Ended March 31, 2003 and 2002." The decrease primarily occurred in our production messaging services, which include fax, telex and email hosting, as a result of lower volumes and negotiated customer price reductions. We expect that the declines in revenues from production messaging services may continue in the future. Our strategy to grow revenues and to mitigate the effects of this decline includes the sale of existing and new services to our large base of existing customers, as well as offering our services to new customers. Among the new services that we have recently introduced are trading community enablement services such as Web EDI and document capture and management services. See "Item 1. Business - Our Business Services" contained in our Form 10K filed March 31, 2003.


Our prospects should be considered in light of risks described in the section of this report entitled "Risk Factors That May Affect Future Results."

Critical Accounting Policies

In response to the Securities & Exchange Commission's (SEC) Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," we have identified the most critical accounting principles upon which our financial status depends. Critical principles were determined by considering accounting policies that involve the most complex or subjective decisions or assessments. The most critical accounting policies were identified to be those related to revenue recognition, accounts receivable, impairment of long lived assets, contingencies and litigation and restructuring activities.

Results of operations three months ended March 31, 2003 and 2002

Revenues

Revenues for the three months ended March 31, 2003 were $25.7 million, as compared to $30.3 million for the comparable period in 2002. The decrease of $4.6 million was due primarily to reduced revenues in our production messaging services, which include fax, telex and email hosting, as a result of lower volumes and negotiated customer price reductions. Revenues in the 2003 and 2002 quarters consist almost entirely of revenues from providing information exchange services to businesses and are derived from electronic data interchange services or `EDI"; production messaging services; integrated desktop messaging services; boundary and managed email services; and other services largely consisting of legacy real time fax services.

Cost of Revenues

Cost of revenues for the three months ended March 31, 2003 decreased to $13.7 million as compared to $15.9 million for the comparable period in 2002. However, as a percentage of revenues these costs increased to 53.2% in the 2003 quarter as compared to 52.3% of revenues in the comparable 2002 quarter. The reduction in costs resulted from continuing cost reduction programs and reduced variable telecom charges consistent with reduced customer volumes. Costs increased as a percentage of revenues because of the fixed network expenses and fixed telecom facilities costs included in costs of revenues in comparison to a decrease in revenues from period to period.

Cost of revenues consists primarily of costs incurred in the delivery and support of our services, including depreciation of equipment used in our computer systems, the cost of telecommunications services including local access charges, leased network backbone circuit costs and long distance domestic and international termination charges, and personnel costs associated with our systems and databases as well as our e-mail service.


Sales and Marketing Expenses

Sales and marketing expenses were $5.4 million and $5.3 million for the three months ended March 31, 2003 and 2002, respectively. The marginal increase in these expenses reflects the continued sales and marketing efforts to support our new services and to offset the decrease in revenues experienced in the most recent quarter. Included in this category are costs related to salaries and commissions for sales, marketing, and business development personnel. Also included are costs for promotional programs, trade shows and marketing materials.

General and Administrative Expenses

General and administrative expenses were $6.7 million during the three months ended March 31, 2003 as compared to $7.3 million during the comparable period of 2002. The $0.6 million decrease is the net impact of various cost component changes but the most significant from period to period was a reduction of $0.6 million in our provision for bad debts as a result of improved collection and credit activities.

Product Development Expenses

Product development costs, which consist primarily of personnel and consultants' time and expense to research, conceptualize, and test product launches and enhancements to our products, were $2.0 million for the three months ended March 31, 2003 as compared to $1.8 million in comparable period of 2002. We have currently increased development spending to continue the enhancements to our newer products introduced in the second half of 2002.

Amortization of Other Intangible Assets

As of January 1, 2002 the Company adopted FASB No. 142, "Goodwill and Other Intangibles". Statement No. 142 requires companies to no longer amortize goodwill but instead test goodwill for impairment on an annual basis. Accordingly, we did not amortize any goodwill during the three months ended March 31, 2003 and 2002 respectively. We did an assessment in the 4th quarter of 2002 with the assistance of an independent appraiser and determined that an impairment of goodwill had occurred. Based on a subsequent fair value analysis of the Company's goodwill, other intangible assets and other long-lived assets, we recorded an aggregate impairment of $78.8 million in the 4th quarter of 2002. The impairment of the other intangible assets reduced the basis for future amortization charges resulting in the $1.2 million decrease in amortization charges amounting to $0.5 million in the quarter ended March 31, 2003 as compared to $1.7 million in the same period of 2002.

Other Income (Expense), Net

Interest income for the three months ended March 31, 2003 was $19,000 as compared to $112,000 during the comparable period of 2002. The decrease was due to lower cash balances and lower interest rates on temporary investments.

Interest expense was $0.8 million for the three months ended March 31, 2003 as compared to $1.2 million in the comparable period of 2002. The decrease was primarily due to reductions in the total debt balances outstanding during the quarter ended March 31, 2003 as compared to the same quarter in 2002 as a result of the debt restructurings and settlements completed in the quarter ended March 31, 2003 and the second half of 2002.

Gain on Debt Restructurings and Settlements

In the three months ended March 31, 2003, we eliminated $7.1 million of indebtedness in exchange for the payment of $786,000 in cash and the issuance of
1.1 million shares of Class A common stock valued at $501,000 pursuant to our announced efforts to eliminate substantially all of our outstanding indebtedness. After reversing $685,000 of previously capitalized interest and $201,000 of accrued interest net of debt issuance costs, we recorded a gain of $6.6 million on these transactions.


Liquidity and capital resources

Net cash provided by operating activities was $1.3 million for the three months ended March 31, 2003 in comparison to cash used in operating activities of $0.9 million for the comparable period in 2002. Net income (loss) from period to period increased by $6.0 million from a loss of $2.7 million in 2002 to income of $3.3 million in 2003. The cash provided by operating activity increased by $2.2 million, after accounting for the following 2003 items, which included a $6.6 million gain on debt restructuring and settlements, a $1.0 million decrease in non cash interest, a $1.2 million decrease in amortization of intangibles assets, a $0.6 million decrease in the provision for doubtful accounts, and a net increase of $5.8 million in cash provided by the changes in operating assets and liabilities. The $1.0 million decrease in non cash interest was a result of interest payments being deferred as part of the Company's debt settlement negotiations. The $1.2 million decrease in amortization of intangible assets in 2003, was due to an impairment charge recorded during the quarter ended
December 31, 2002.

Net cash used in investing activities for purchases of property and equipment was $2.3 million and $0.8 million for the three months ended March 31, 2003 and 2002, respectively. The expenditures in the 2003 period included $1.1 million related to our new office and network facility.

Net cash used in financing activities was $0.8 million for the three months ended March 31, 2003 as compared to cash used of $0.5 million for the three months ended March 31, 2002. The first quarter of 2003 activity includes $0.8 million in payments to extinguish debt in connection with the previously mentioned debt elimination transactions while the first quarter 2002 amount included $0.4 million in interest payments on restructured notes.

At March 31, 2003, we had $8.1 million of cash and cash equivalents. After March 31, 2003 and through the date hereof, we entered into a series of transactions with debt holders to eliminate a total of $54.6 million of indebtedness in exchange for cash payments of $2.3 million and the issuance of 22.3 million shares of Class A common stock valued at $12.1 million. We also entered into agreements to repay an outstanding note in the principal amount of $115,000 and accrued interest obligations in the aggregate amount of $959,000 over the next three years, including $284,000 due to George Abi Zeid, a director and officer of the Company and the former sole shareholder of STI. To partially fund a portion of the cash used in the debt elimination transactions, we issued 1.9 million shares of Class A common stock in a private placement in exchange for $1.0 million. After giving effect to these debt elimination transactions, our principal commitments consist of $2.3 million in subordinated convertible notes due in 2005; $12.7 million in principal amount of notes and other obligations due in installments beginning in June 2003; approximately $3.7 million in accrued interest obligations payable over one to three years through 2006; and obligations under capital leases of $592,000; commitments for telecommunications services.

For the years ended December 31, 2002, 2001 and 2000, we received a report from our independent accountants containing an explanatory paragraph stating that we suffered recurring losses from operations since inception and have a working capital deficiency that raise substantial doubt about our ability to continue as a going concern. As of March 31, 2003, the Company had a stockholders' net deficit of $57.4 million and debt obligations of $9.2 million payable within one year. Although the Company's outstanding debt and stockholders' deficit have been substantially reduced subsequent to March 31, 2003, the remaining principal and interest payments due within one year from March 31, 2003, after giving affect to those subsequent events, amount to $5.8 million. We believe that the Company may need additional financing to meet this debt service requirement and other cash requirements for its operations. However, if we are unable to raise additional financing, restructure or settle additional outstanding debt or generate sufficient cash flow, we may be unable to continue as a going concern.

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

We have only a limited operating history upon which you can evaluate our business and our prospects. Easylink was incorporated under the name Globecomm, Inc. in 1994 in the State of Delaware. We launched our business by offering a commercial email service in November 1996 under the name iName. We changed our company name to Mail.com, Inc. in January 1999. In February 2000, we acquired NetMoves Corporation, a provider of a variety of transaction delivery services to businesses. In March 2000, we formed WORLD.com to develop and operate our domain name properties as independent Web sites. In the fourth quarter of 2000, we announced our intention to focus exclusively on the business market and to sell all assets not related to this business. In February 2001, we acquired Swift Telecommunications, Inc. which had contemporaneously acquired the EasyLink Services business from AT&T Corp. The EasyLink Services business is a provider of transaction delivery services such as electronic data interchange or EDI and production messaging services. Swift was a provider of production messaging services, principally telex services. On March 30, 2001, we announced that we had sold our advertising network business to Net2Phone, Inc. and on May 3, 2001 our Asia.com, Inc. subsidiary completed the sale of its business. In October 2001, we sold a subsidiary of India.com, Inc. and have since ceased the conduct of the portal operations of India.com, Inc. In January 2002, we announced our strategy to expand our position in the transaction delivery segment of the electronic commerce market and to begin to offer to our large customer base related transaction management services that automate more components of our customers' business processes. In 2002, we commercially introduced two such services - Trading Community Enablement and Management Services and Document Capture and Management Services. Our success will depend in part upon our ability to maintain or expand our sales of transaction delivery services such as EDI, production messaging and integrated desktop messaging to enterprises, our ability to successfully develop transaction management services, the development of a viable market for fee-based transaction delivery and transaction management services on an outsourced basis and our ability to compete successfully in those markets. For the reasons discussed in more detail below, there are substantial obstacles to our achieving and sustaining profitability.

We have incurred losses since inception.

We have not achieved profitability in any fiscal year, and we may not be able to achieve or sustain profitability. We incurred a net loss of $85.8 million for the year ended December 31, 2002. We had net income of $3.3 million for the three months ended March 31, 2003; however, this amount included $6.6 million from a gain on debt restructuring and settlements. We had an accumulated deficit of $596.0 million as of March 31, 2003. We intend to upgrade and enhance our technology, continue our international expansion, and improve and expand our management information and other internal systems. We intend to continue to make strategic acquisitions and investments where resources permit, which may result in significant amortization of intangibles and other expenses or a later impairment charge arising out of the write-off of goodwill booked as a result of such acquisitions or investments. We are making these expenditures in anticipation of higher revenues, but there will be a delay in realizing higher revenues even if we are successful. We have experienced declining revenues for the year ended December 31, 2002 as compared to the comparable period ended December 31, 2001 and for the three months period ended March 31, 2003 as compared to the comparable period ended March 31, 2002. See Part II, Item 7:
Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Form 10-K filed March 31, 2003 and Part I, Item 2:
Management's Discussion and Analysis of Financial Condition and Results of Operations contained herein. If we do not succeed in substantially increasing our revenues or integrating the EasyLink Services and Swift businesses with our historical business, our losses may continue.

If we are unable to raise necessary capital in the future, we may be unable to invest in the growth of our business or fund necessary expenditures.

We may need to raise additional capital in the future. See Part I. Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources. At March 31, 2003, we had $8.1 million of cash, cash equivalents and marketable securities. Our principal commitments consist of subordinated convertible notes, senior convertible notes, notes payable, obligations under capital leases, accounts payable and other current obligations, commitments for capital expenditures and commitments for telecommunications services. For each of the three years ended December 31, 2002, 2001 and 2000, we received a report from our independent accountants containing an explanatory paragraph stating that we suffered recurring losses from operations since inception and have a working capital deficiency that raise substantial doubt about our ability to continue as a going concern. We may need additional financing to invest in the growth of our business and to pay other obligations, and the availability of such financing when needed, on terms acceptable to us, or at all, is uncertain. See "Risk Factors - We have incurred significant indebtedness for money borrowed, and we may be unable to pay debt service on this indebtedness." If we are unable to raise additional financing, generate sufficient cash flow, or restructure our debt obligations before they become due and payable, we may be unable to continue as a going concern.

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

After giving effect to the elimination of debt through May 1, 2003, we have outstanding $2.3 million in subordinated convertible notes due in 2005; $12.7 million in principal amount of notes and other obligations due in installments beginning in June 2003; approximately $3.7 million in accrued interest obligations payable over one to three years through 2006; and obligations under capital leases and commitments for telecommunications services. We currently have $5.8 million in principal and cash interest payments due during the twelve month period after March 31, 2003. We had an operating loss and negative cash flow for the year ended December 31, 2002. In addition, we have a substantial amount of outstanding accounts payable and other obligations. Accordingly, cash generated by our operations would have been insufficient to pay the amount of principal and interest payable annually on our outstanding indebtedness or to pay our other obligations.

We have eliminated an additional $54.6 million principal amount of indebtedness since March 31, 2003 and are seeking to eliminate substantially all of our remaining indebtedness for borrowed money. We cannot assure you that we will be able to successfully complete the elimination of any other indebtedness that we are seeking to eliminate on favorable terms or at all. On February 27, PTEK Holdings, Inc., one of our principal competitors, announced that it had entered into an agreement with AT&T to purchase 1,423,980 shares of outstanding Class A common stock of EasyLink held by AT&T and a promissory note in the principal amount of $10 million of EasyLink held by AT&T. In response to PTEK's announcement, we commenced on March 17, 2003 an action against AT&T Corp., PTEK Holdings, Inc. and PTEK's subsidiary Xpedite Systems, Inc. The suit seeks, among other things, to enjoin AT&T from selling the EasyLink promissory note held by AT&T to PTEK and to compel AT&T to participate in EasyLink's current debt restructuring. See Part II, Item 1, Legal Proceedings. EasyLink believes that if the sale of the note to PTEK is permitted to occur and AT&T is not compelled to participate in EasyLink's debt restructuring, EasyLink may be unable to meet some or all of the payments on this debt or its available cash will be significantly constrained. Easylink has a variety of commercial relationships with AT&T, and this dispute may have an adverse effect on these relationships.

If we are unable to complete the elimination of our remaining debt on favorable terms, we cannot assure you that we will be able to pay interest and other amounts due on our outstanding indebtedness, or our other obligations, on the scheduled dates or at all. If our cash flow and cash balances are inadequate to meet our obligations, we could face substantial liquidity problems. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments, or if we otherwise fail to comply with any covenants in our indebtedness, we would be in default under these obligations, which would permit these lenders to accelerate the maturity of the obligations and could cause defaults under our indebtedness. Any such default could have a material adverse effect on our business, results of operations and financial condition. We cannot assure you that we would be able to repay amounts due on our indebtedness if payment of the indebtedness were accelerated following the occurrence of an event of default under, or certain other events specified in, the agreements governing our outstanding indebtedness and capital leases, including any deemed sale of all or substantially all of our assets.

The elimination of outstanding debt pursuant to our debt restructuring strategy will result in substantial cancellation of debt income for income tax purposes. We intend to minimize income tax payable as a result of the restructuring by, among other things, offsetting the income with our historical net operating losses and otherwise reducing the income in accordance with applicable income tax rules. As result, we do not expect to incur any material current income tax liability as a result of the elimination of this debt. However, the relevant tax authorities may challenge our income tax positions, including the use of our historical net operating losses to offset some or all of the cancellation of debt income and the application of the income tax rules reducing the cancellation of debt income. No assurance can be given that we will be able to offset or otherwise reduce all or any of the cancellation of debt income resulting from the elimination of debt pursuant to our debt restructuring. If we are not able to offset or otherwise reduce the cancellation of debt income, we may incur material income tax liabilities as a result of the elimination of debt and we may, be unable to pay these liabilities.

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

Our business is, and we believe will continue to be, intensely competitive. See "Part I Item 1 - Business - Competition" in our Form 10-K filed March 31, 2003 and subsequent reports filed with the Securities and Exchange Commission.

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

Our business depends on the effectiveness of the Internet as a means of transmitting data. The recent growth in the use of the Internet has caused frequent interruptions and delays in accessing and transmitting data over the Internet. Any deterioration in the performance of the Internet as a whole could undermine the benefits of our services. Therefore, our success depends on improvements being made to the entire Internet infrastructure to alleviate overloading and congestion. We also depend on telecommunications network suppliers such as AT&T Corp. and Worldcom for a variety of telecommunications and Internet services. The network for the EasyLink Services business acquired from AT&T continues to reside on AT&T's premises. See "Risk Factors - We May Be Unable to Successfully Integrate the EasyLink Services Business Acquired From AT&T" above, "Item 1. Business - Technology" in our Form 10-K filed March 31, 2003 and subsequent filings with the Securities and Exchange Commission.

Gerald Gorman and George Abi Zeid collectively beneficially owned as of May 1, 2003 approximately 27.69% of the total outstanding voting power of EasyLink and will be able to exert significant influence over any vote of stockholders.

After giving effect to the issuance of additional shares pursuant to our recent debt elimination, Gerald Gorman, our Chairman, beneficially owned as of May 1, 2003 Class A and Class B common stock representing approximately 19.75% of the voting power of our outstanding common stock. Each share of Class B common stock entitles the holder to 10 votes on any matter submitted to the stockholders. George Abi Zeid, our President-International Operations and Director, beneficially owned as of February 28, 2003 Class A common stock representing approximately 7.94% of the voting power of our outstanding common stock. Based on their voting power as of May 1, 2003, Mr. Gorman and Mr. Abi Zeid will likely be able to exert significant influence over the outcome of all matters requiring stockholder approval, including the election of directors, amendment of our charter and approval of significant corporate transactions. Mr. Gorman and Mr. Abi Zeid may be in a position to prevent a change in control of EasyLink even if other stockholders holding a majority of the voting power of the shares not held by Mr. Gorman and Mr. Abi Zeid were in favor of the transaction.

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

In connection with the sale of our consumer-based email and advertising network business, we transferred to the buyer the rights to direct the "MX" record, or the right to direct email messages addressed to domain names owned by us and used in this business. Although we do not operate the service or have any role in the delivery of messages sent by users of the service, our position as the registrant of the domain names used as addresses for email accounts maintained by such service may subject us to claims from time to time. We could face liability for defamation, copyright, patent or trademark infringement, harassment, unsolicited commercial e-mail and other claims based on the content of the messages transmitted over the service of this business. These claims, even if without merit, can cause us to incur legal expenses and may divert management time and resources.

A substantial amount of our common stock may come onto the market in the future, which could depress our stock price.

Sales of a substantial number of shares of our common stock in the public market could cause the market price of our Class A common stock to decline. As of May 1, 2003, we had an aggregate of 42,938,720 shares of Class A and Class B common stock outstanding. As of May 1, 2003 we had options to purchase approximately
2.7 million shares of Class A common stock outstanding. As of May 1, 2003, we had warrants to purchase 1,843,942 shares of Class A common stock outstanding. As of May 1, 2003, we had approximately 811,927 shares of Class A common stock issuable upon conversion of outstanding convertible notes and an indeterminate number of additional shares of Class A common stock issuable over five years in payment of interest on $861,886 in principal amount of such notes.

As of May 1, 2003, over 36 million shares of Class A common stock and Class B common stock were freely tradable, in some cases subject to the volume and manner of sale limitations contained in Rule 144. Approximately 4.9 million shares will become freely tradable after October 31, 2003 and approximately 1.1 million shares of Class A common stock will become available for sale at various dates upon the expiration of one-year holding periods or upon the expiration of any other applicable restrictions on resale. We may issue large amounts of additional Class A common stock, which may also be sold and which could adversely affect the price of our stock. Approximately 22.3 million of our outstanding shares were issued in connection with the elimination of debt on May 1, 2003. If the holders of these shares sell large numbers of shares, these holders could cause the price of our Class A common stock to fall.

As of May 1, 2003, the holders of approximately 8.2 million shares of outstanding Class A common stock, the holders of 1.8 million shares of Class A common stock issuable upon exercise of our outstanding warrants and the holders of approximately 86,189 shares of Class A common stock issuable upon conversion of our outstanding senior convertible notes had the right, subject to various conditions, to require us to file registration statements covering their shares, or to include their shares in registration statements that we may file for ourselves or for other stockholders. By exercising their registration rights and selling a large number of shares, these holders could cause the price of the Class A common stock to fall. An undetermined number of these shares have been sold publicly pursuant to Rule 144.

Our Class A common stock may be subject to delisting from the Nasdaq National Market.

Our Class A common stock faces potential delisting from the Nasdaq National Market which could hurt the liquidity of our Class A common stock. We may be unable to comply with the standards for continued listing on the Nasdaq National Market. These standards require, among other things, that our Class A common stock have a minimum bid price of $1. Specifically, an issuer will be considered non-compliant with the minimum bid price requirement only if it fails to satisfy the applicable requirement for any 30 consecutive trading day period. It would then be afforded a 90 calendar day grace period in which to regain compliance. In addition, the listing standards require that we maintain compliance with various other standards, including market capitalization or total assets and total revenue, number of publicly held shares, which are shares held by persons who are not officers, directors or beneficial owners of 10% of our outstanding shares, and market value of publicly held shares. Alternatively, we can comply with certain other standards, including a $10 million minimum stockholders' equity requirement. The minimum bid price of our stock was below $1 during various periods in the fourth quarter of 2000 and the first quarter of 2001 and was below $1 during the period from March 14, 2001 through January 22, 2002.

On January 23, 2002, we effected a ten-for-one reverse stock split. Although our stock price exceeded the $1 minimum bid price requirement for a period of time since our reverse stock split, our stock price was also below $1.00 during the period from July 10, 2002 through July 26, 2002 and from July 30, 2002 through August 16, 2002 and from November 18, 2002 until the present. On December 24, 2002 Nasdaq granted us 90 calendar days, or until March 24, 2003, to regain compliance. On March 11, 2003, the SEC declared effective Nasdaq's rule filing which extends the 90 day period to 180 days. Accordingly, the Company now has until June 23, 2003 to regain compliance. In order to regain compliance, the bid price for the Company's Class A common stock must close at or above $1 per share for 10 consecutive trading days. If we are unable to regain compliance, we may be subject to delisting.

We had a total stockholders' deficit in the amount of $61.8 million as of December 31, 2002 and $57.4 million as of March 31, 2003. As a result, we are currently not in compliance with the $10 million minimum total stockholders' equity requirement. An alternative listing standard to the minimum total stockholders equity standard requires that we maintain a minimum market value of our publicly held shares of not less than $15 million.

We are also required to maintain at least 3 independent directors on our board to satisfy the Nasdaq's audit committee requirements.

Due to the failure to maintain the required minimum of three independent directors on its board and audit committee and its failure to maintain compliance with the $10 million minimum total stockholders equity requirement, the Staff of Nasdaq made an initial delisting determination. EasyLink appealed to Nasdaq's Listing Qualifications Panel and a hearing was scheduled for May 15, 2003 to consider EasyLink's request for continued listing on the Nasdaq National Market. On May 14, 2003, Nasdaq's Hearings Department determined to postpone the May 15, 2003 hearing. The postponement was granted based on the determination by the Nasdaq staff that EasyLink is currently in compliance with Nasdaq's listing requirements except for the $1 minimum bid price requirement. EasyLink has until June 23, 2003 to regain compliance with this requirement. If EasyLink fails to regain compliance with the minimum bid price requirement or fails to maintain compliance with the other listing requirements, the hearing to consider EasyLink's continued listing will be reinstated within 25-45 days after June 23, 2003 or the date of Nasdaq's determination that EasyLink has failed to comply with any other compliance requirement.

The Nasdaq staff determined that EasyLink had regained compliance with Nasdaq's independent director requirements as a result of EasyLink's recent appointment of three additional independent directors to its board of directors and two additional independent directors to its audit committee. The Nasdaq staff also determined that EasyLink was in compliance with the $15 million minimum market value of publicly held shares requirement, an alternative listing standard to minimum stockholders equity, based on the current number of publicly held shares resulting primarily from EasyLink's recent debt reduction and financing. As determined by Nasdaq, the number of publicly held shares, which excludes shares held by directors, officers and 10% shareholders, is approximately 31.2 million shares as of May 1, 2003.

There can be no assurance that EasyLink will regain compliance with the minimum bid price requirement by June 23, 2003 or that it will maintain compliance with the other listing standards, including the $15 million minimum market value of publicly held shares requirement. If the hearing to consider EasyLink's continued listing is reinstated, there can be no assurance the Listing Qualifications Panel will grant the Company's request for continued listing.

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

On March 30, 2001, we completed the sale of our advertising network business to Net2Phone, Inc. Included in the sale was our rights to provide e-mail-based advertising and permission marketing solutions to advertisers, as well as our rights to provide e-mail services directly to consumers at the www.mail.com Web site and in partnership with other Web sites. Net2Phone has subsequently transferred this business to a third party.

Notwithstanding the sale of this business and the assignment to Net2Phone of our Web site contracts with third parties, we may nonetheless remain liable for obligations under some of such third party Web site contracts. Accordingly, we may have liability if there is a breach on the part of the third party to which we have migrated the hosting of consumer e-mail boxes or on the part of Net2Phone or its assignee under the third party Web site agreements that were assigned to them.

ITEM 4  CONTROLS AND PROCEDURES

In the 90 days prior to the filing date of this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of EasyLink's "disclosure controls and procedures," as that term is defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by EasyLink in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and to ensure that such information is made known to the Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. There have been no significant changes in EasyLink's internal controls or in other factors that could significantly affect these controls subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation. There were no significant deficiencies or material weaknesses, and therefore no corrective action with regard thereto.

PART II OTHER INFORMATION

Item 1: Legal Proceedings

As previously announced, in response to the announcement by PTEK Holdings that it had entered into an agreement to purchase a promissory note in the principal amount of $10 million and shares of Class A common stock of EasyLink held by AT&T Corp., EasyLink commenced an action on March 17, 2003 against AT&T Corp., PTEK Holdings, Inc. and PTEK's subsidiary Xpedite Systems, Inc. seeking, among other relief, to enjoin AT&T from selling the EasyLink promissory note held by AT&T to PTEK and to compel AT&T to participate in EasyLink's debt restructuring. The Court ordered limited document discovery and established a timetable for considering EasyLink's motion, including an oral argument hearing on May 1, 2003. The hearing has been rescheduled for May 22, 2003. AT&T Corp. and PTEK have filed a motion to dismiss EasyLink's complaint or, alternatively, to transfer the action to the Law Division. No assurance can be given as to the outcome of this matter.

Item 2: Changes in Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the three months ended March 31, 2003, we issued shares of Class A common stock as follows:

         The Company issued 210,479 shares of Class A common stock valued at approximately $119,732 as payment for interest in lieu of cash in reliance on the private placement exemption contained in Section 4(2) of the Securities Act.

         The Company issued an aggregate of 154,184 shares of Class A common stock pursuant to its 401(k) plan on January 15, 2003, February 15, 2003 and March 15, 2003.

         The Company issued 1,070,183 shares of Class A common stock in exchange for the cancellation of debt in reliance on the exemption contained in
         Section 3(a)(9) of the Securities Act.


Item 6 Exhibits and Reports on Form 8-K

The following exhibits are filed as part of this report:

Exhibit 3(ii) Amended and Restated ByLaws.

Exhibit 10.1   Form of Indemnification Agreement for Directors and Officers.

Exhibit 10.2   Debt Exchange Agreement between George Abi Zeid and the Company.

Exhibit 10.3 Letter Agreement relating to payment of accrued interest between George Abi Zeid and the Company and the promissory note referenced therein.

Exhibit 99.1 Certificate of Chief Executive Officer pursuant to section 1350 of chapter 63 of title 18 of the United States Code

Exhibit 99.2 Certificate of Chief Financial Officer pursuant to section 1350 of chapter 63 of title 18 of the United States Code


Reports on Form 8-K - EasyLink Services Corporation filed the following reports on Form 8-K during the three months ended March 31, 2003:

         On January 28, 2003, the Company filed a Form 8K disclosing the status of its proposed debt restructuring.

         On March 6, 2003, the Company filed a Form 8-K disclosing the announcement by PTEK Holdings regarding its agreement to acquire from AT&T Corp. a promissory note and shares of Class A common stock issued by EasyLink and the status of certain litigation.

         On March 19, 2003, the Company filed a Form 8K disclosing the commencement of a lawsuit against AT&T Corp., PTEK Holdings and Xpedite.

ITEM 7

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereto duly authorized.

EasyLink Services Corporation

           /s/ DEBRA L. MCCLISTER
           ------------------------------
           Executive Vice President and
           Chief Financial Officer

May 15, 2003

                                  CERTIFICATION


I, Thomas Murawski, certify that:

(1) I have reviewed this quarterly report on Form 10-Q of EasyLink Services Corporation ("Easylink");

(2) based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of EasyLink as of, and for, the periods presented in this quarterly report;

(4) EasyLink's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for EasyLink and we have:

(a) designed such controls and procedures to ensure that material information relating to EasyLink, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of EasyLink's controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the controls and procedures based on our evaluation as of the Evaluation Date;

(5) EasyLink's other certifying officer and I have disclosed, based on our most recent evaluation, to EasyLink's auditors and the audit committee of EasyLink's Board of Directors (or persons fulfilling the equivalent function):

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

(6) EasyLink's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003                     /s/ THOMAS MURAWSKI
                                       -------------------
                                       Thomas Murawski
                                       Chief Executive Officer and President

                                  CERTIFICATION


I, Debra McClister, certify that:

(1) I have reviewed this quarterly report on Form 10-Q of EasyLink Services Corporation ("Easylink");

(2) based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of EasyLink as of, and for, the periods presented in this quarterly report;

(4) EasyLink's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for EasyLink and we have:

(a) designed such controls and procedures to ensure that material information relating to EasyLink, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of EasyLink's controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the controls and procedures based on our evaluation as of the Evaluation Date;

(5) EasyLink's other certifying officer and I have disclosed, based on our most recent evaluation, to EasyLink's auditors and the audit committee of EasyLink's Board of Directors (or persons fulfilling the equivalent function):

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

(6) EasyLink's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 15, 2003                     /s/ DEBRA McCLISTER

                                       ---------------------------
                                       Debra McClister
                                       Executive Vice President and Chief
                                       Financial Officer