Form 10-Q
period 2003-06-30
EASYLINK SERVICES CORP
filed 2003-08-18
CIK 1081661

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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

Common stock outstanding at August 1, 2003: Class A common stock $0.01 par value 42,311,104 shares, and Class B common stock $0.01 par value 1,000,000 shares.

                          EASYLINK SERVICES CORPORATION
                                  JUNE 30, 2003
                                    FORM 10-Q
                                      INDEX


                                                                                                                  Page
                                                                                                                 Number

PART I:     FINANCIAL INFORMATION

Item 1:     Condensed Consolidated Financial Statements:
            Condensed Consolidated Balance Sheets as of June 30,
            2003 (unaudited) and December 31, 2002............................................................      3

            Unaudited Condensed Consolidated Statements of Operations for the
            three months ended June 30, 2003 and 2002.........................................................      4

            Unaudited Condensed Consolidated Statements of Operations for the
            six months ended June 30, 2003 and 2002...........................................................      5

            Unaudited Condensed Consolidated Statements of Cash Flows for the
            six months ended June 30, 2003 and 2002...........................................................      6

            Notes to Unaudited Interim Condensed Consolidated Financial Statements............................      8

Item 2:     Management's Discussion and Analysis of Financial Condition and Results of Operations.............     14

Item 3:     Qualitative and Quantitative Disclosure about Market Risk.........................................     17

Item 4:     Controls and Procedures...........................................................................     27

PART II:    OTHER INFORMATION

Item 1:     Legal Proceedings.................................................................................     27

Item 2:     Changes in Securities and Use of Proceeds.........................................................     27

Item 4:     Submission of Matters to a Vote of Security Holders...............................................     28

Item 5:     Other Information.................................................................................     28

Item 6:     Exhibits and Reports on Form 8-K..................................................................     28

Signatures ...................................................................................................     29

Exhibits

ITEM 1 CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                          EasyLink Services Corporation
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

                                                                                                 June 30,           December 31,
                                                                                                   2003                2002
                                                                                              ---------------     ---------------
                                                                                                (unaudited)          Note 1(b)
                                     ASSETS
Current assets:
Cash and cash equivalents ...........................................................         $         5,897     $         9,554
Accounts receivable, net of allowance for doubtful accounts
$7,130 and $8,052 as of June 30, 2003 and December 31, 2002, respectively ...........                  12,351              11,938
Prepaid expenses and other current assets ...........................................                   1,955               2,019
                                                                                              ---------------     ---------------

Total current assets ................................................................                  20,203              23,511
                                                                                              ---------------     ---------------

Property and equipment, net .........................................................                  13,540              14,833
Goodwill, net .......................................................................                   6,266               6,266
Other intangible assets, net ........................................................                  12,985              14,548
Other assets ........................................................................                   1,352               1,853
                                                                                              ---------------     ---------------

Total assets ........................................................................         $        54,346     $        61,011
                                                                                              ===============     ===============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable ....................................................................         $        11,013     $        10,235
Accrued expenses ....................................................................                  18,286              20,853
Restructuring reserves payable ......................................................                   1,785               2,362
Current portion of capital lease obligations ........................................                     287                 413
Current portion of notes payable ....................................................                   4,778               4,152
Current portion of capitalized interest on notes payable ............................                   2,296               4,283
Deferred revenue ....................................................................                     337                 616
Other current liabilities ...........................................................                     547                 563
Net liabilities of discontinued operations ..........................................                      51                 360
                                                                                              ---------------     ---------------

Total current liabilities ...........................................................                  39,380              43,837
                                                                                              ---------------     ---------------

Capital lease obligations, less current portion .....................................                      93                 196
Capitalized interest on notes payable, less current portion .........................                   3,034               7,402
Notes payable, less current portion .................................................                   9,876              71,398
                                                                                              ---------------     ---------------

Total liabilities ...................................................................                  52,383             122,833
                                                                                              ---------------     ---------------

Stockholders' equity (deficit):
Common stock, $0.01 par value; 510,000,000 shares authorized at June 30, 2003 and December 31, 2002, respectively:
Class A--500,000,000 shares authorized at June 30, 2003 and December 31, 2002;
  42,049,608 and 16,129,318 shares issued and outstanding at
  June 30, 2003 and December 31, 2002, respectively .................................                     420                 161
Class B--10,000,000 shares authorized at June 30, 2003 and December 31, 2002, respectively, 1,000,000 issued and outstanding at June 30, 2003 and
  December 31, 2002 .................................................................                      10                  10
Additional paid-in capital ..........................................................                 551,319             537,544
Accumulated other comprehensive loss ................................................                    (167)               (246)
Accumulated deficit .................................................................                (549,619)           (599,291)
                                                                                              ---------------     ---------------

Total stockholders' equity (deficit) ................................................                   1,963             (61,822)
                                                                                              ---------------     ---------------

Commitments and contingencies

Total liabilities and stockholders' equity (deficit) ................................         $        54,346     $        61,011
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

                          EasyLink Services Corporation
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)
                                   (unaudited)

                                                                                                  Three Months Ended June 30,
                                                                                              -----------------------------------
                                                                                                    2003                2002
                                                                                              ---------------     ---------------

Revenues ............................................................................         $        25,802     $        30,029

Cost of revenues ....................................................................                  13,361              14,282
                                                                                              ---------------     ---------------

Gross profit ........................................................................                  12,441              15,747
                                                                                              ---------------     ---------------

Sales and marketing expenses ........................................................                   4,288               5,308
General and administrative expenses .................................................                   6,275               7,145
Product development expenses ........................................................                   1,707               1,566
Amortization of intangible assets ...................................................                     517               1,687
                                                                                              ---------------     ---------------

                                                                                                       12,787              15,706
                                                                                              ---------------     ---------------

(Loss) income from operations .......................................................                    (346)                 41
                                                                                              ---------------     ---------------

Other income (expense):
Interest income .....................................................................                       6                  35
Interest expense ....................................................................                    (343)             (1,331)
Gain on debt restructurings and settlements .........................................                  47,026                --
Other, net ..........................................................................                      33                 (24)
                                                                                              ---------------     ---------------

Total other income (expense), net ...................................................                  46,722              (1,320)
                                                                                              ---------------     ---------------

Net income (loss) ...................................................................         $        46,376     $        (1,279)
                                                                                              ===============     ===============

Basic and diluted net income (loss) per share:

Net income (loss) ...................................................................         $          1.28     $         (0.08)
                                                                                              ===============     ===============

Weighted-average basic and diluted shares outstanding* ..............................              36,126,806          16,541,485
                                                                                              ===============     ===============

*Common stock equivalents are anti-dilutive for all periods presented.


                 See accompanying notes to unaudited condensed
                       consolidated financial statements.

                          EasyLink Services Corporation
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)
                                   (unaudited)

                                                                                                   Six Months Ended June 30,
                                                                                              -----------------------------------
                                                                                                    2003               2002
                                                                                              ---------------     ---------------

Revenues ............................................................................         $        51,544     $        60,334

Cost of revenues ....................................................................                  27,068              30,154
                                                                                              ---------------     ---------------

Gross profit ........................................................................                  24,476              30,180
                                                                                              ---------------     ---------------

Sales and marketing expenses ........................................................                   9,671              10,620
General and administrative expenses .................................................                  13,015              14,417
Product development expenses ........................................................                   3,663               3,339
Amortization of intangible assets ...................................................                   1,033               3,376
                                                                                              ---------------     ---------------

                                                                                                       27,382              31,752
                                                                                              ---------------     ---------------

Loss from operations ................................................................                  (2,906)             (1,572)
                                                                                              ---------------     ---------------

Other income (expense):
Interest income .....................................................................                      25                 147
Interest expense ....................................................................                  (1,098)             (2,491)
Gain on debt restructurings and settlements .........................................                  53,666                --
Other, net ..........................................................................                     (10)                (15)
                                                                                              ---------------     ---------------

Total other income (expense), net ...................................................                  52,583              (2,359)
                                                                                              ---------------     ---------------

Net income (loss) ...................................................................         $        49,677     $        (3,931)
                                                                                              ===============     ===============

Basic and diluted net income (loss) per share:

Net income (loss) ...................................................................         $          1.85     $         (0.24)
                                                                                              ===============     ===============

Weighted-average basic and diluted shares outstanding* ..............................              26,899,659          16,354,879
                                                                                              ===============     ===============


*Common stock equivalents are anti-dilutive for all periods presented.


                  See accompanying notes to unaudited condensed
                       consolidated financial statements.

                          EasyLink Services Corporation
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                                                                   Six Months Ended June 30,
                                                                                              -----------------------------------
                                                                                                    2003               2002
                                                                                              ---------------     ---------------

Cash flows from operating activities:
Net income (loss) ...................................................................         $        49,677     $        (3,931)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-cash interest ...................................................................                     120               1,464
Depreciation and amortization .......................................................                   4,683               5,033
Amortization of intangible assets ...................................................                   1,564               4,052
Provision for doubtful accounts .....................................................                     106               1,668
Provision for restructuring and impairments .........................................                    --                  (364)
Gain on debt restructuring and settlements ..........................................                 (53,666)               --
Issuance of shares as matching contributions to employee benefit plans ..............                     232                 224
Other ...............................................................................                     159                 138
Changes in operating assets and liabilities:
   Accounts receivable ..............................................................                    (519)              4,570
   Prepaid expenses and other current assets ........................................                      65                (975)
   Other assets .....................................................................                     178                 200
   Accounts payable, accrued expenses and other current liabilities .................                     (39)            (10,456)
   Deferred revenue .................................................................                    (279)               (314)
                                                                                              ---------------     ---------------

Net cash provided by operating activities ...........................................                   2,281               1,309
                                                                                              ---------------     ---------------

Cash flows from investing activities:
Purchases of property and equipment, including capitalized software .................                  (3,479)             (1,450)
                                                                                              ---------------     ---------------

Net cash used in investing activities ...............................................                  (3,479)             (1,450)
                                                                                              ---------------     ---------------

Cash used in financing activities:

Payments under capital lease obligations ............................................                    (229)               (337)
Interest payments on restructured notes .............................................                    --                  (362)
Payments of notes payable ...........................................................                  (3,308)                (72)
Proceeds from issuance of Class A common stock ......................................                   1,000                --
                                                                                              ---------------     ---------------

Net cash used in financing activities ...............................................                  (2,537)               (771)
                                                                                              ---------------     ---------------

Effect of foreign exchange rate changes on cash and cash equivalents ................                      78                 (24)
                                                                                              ---------------     ---------------

Net decrease in cash and cash equivalents ...........................................                  (3,657)               (936)

Cash used in discontinued operations ................................................                    --                  (300)

Cash and cash equivalents at beginning of the period ................................                   9,554              13,278
                                                                                              ---------------     ---------------

Cash and cash equivalents at the end of the period ..................................         $         5,897     $        12,042
                                                                                              ===============     ===============


Supplemental disclosure of interest paid and non-cash information:

During the six months ended June 30, 2003 and 2002, the Company paid approximately $35 thousand and $1.3 million, respectively, for interest. In addition, the Company issued 261,178 and 574,634 shares of Class A common stock valued at approximately $151 thousand and $1.5 million, respectively, as payment for interest in lieu of cash during the six months ended June 30, 2003 and 2002 (see Note 2).

During the six months ended June 30, 2003, the Company issued shares of Class A common stock as follows:

The Company issued 23,405,037 shares of Class A common stock in connection with the cancellation of debt. These shares were valued at approximately $12.7 million (See Note 2).

The Company issued 381,696 shares of Class A common stock valued at approximately $232 thousand in connection with matching contributions to its 401(k) plan.

During the six months ended June 30, 2002, the Company issued shares of Class A common stock as follows:

The Company issued 102,705 shares of Class A common stock valued at approximately $224 thousand in connection with matching contributions to its 401(k) plan.

The Company issued 56,075 shares of Class A common stock valued at approximately $314 thousand in connection with the divestiture of a subsidiary of the Company's India.com subsidiary.

The Company issued 36,232 shares of Class A common stock valued at approximately $203 thousand in connection with the settlement of an indemnification obligation arising out of the sale of Asia.com's eLong.com business. The indemnification obligation arose out of a contingent payment obligation owed by eLong.com to the sellers of a business purchased by eLong.com.

The Company issued 11,549 shares of Class A common stock valued at approximately $73 thousand in payment of a bonus to an employee.

The Company issued 21,016 shares of Class A common stock valued at approximately $78 thousand to a consultant in payment of consulting fees.

The Company issued 7,716 shares of Class A common stock valued at approximately $11 thousand in connection with a severance agreement.

The Company issued 106,534 shares of Class A common stock valued at approximately $100 thousand in settlement of a vendor obligation.


Non-cash financing activities:

During the six months ended June 30, 2002, the Company issued 100,000 shares of Class A common stock in connection with the March 20, 2001 private placement.









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

(b) Unaudited Interim Condensed Consolidated Financial Information

The accompanying interim condensed consolidated financial statements as of June 30, 2003 and for the three and six months ended June 30, 2003 and 2002 have been prepared by the Company and are unaudited. In the opinion of management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the consolidated financial position of EasyLink Services as of June 30, 2003 and the consolidated results of operations and cash flows for the interim periods ended June 30, 2003 and 2002. The results of operations for any interim period are not necessarily indicative of the results of operations for any other future interim period or for a full fiscal year. The condensed consolidated balance sheet at December 31, 2002 has been derived from audited consolidated financial statements at that date.

For each of the years ended December 31, 2002, 2001 and 2000, the Company received a report from its independent accountants containing an explanatory paragraph stating that the Company suffered recurring losses from operations since inception and has a working capital deficiency that raises substantial doubt about the Company's ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management believes the Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, to restructure or eliminate its remaining indebtedness for borrowed money and ultimately to achieve profitable operations. As part of this process, management is continuing its efforts to further reduce total operating costs. In addition, as part of the Company's announced efforts that it was actively seeking to eliminate substantially all of its outstanding indebtedness, the Company eliminated $61.8 million in principal amount of debt and capitalized interest during the six months ended June 30, 2003 in exchange for $3.1 million in cash and the issuance of 23.4 million shares of Class A common stock valued at $12.6 million. The Company also entered into agreements to repay an outstanding note in the principal amount of $115,000 and accrued interest obligations in the aggregate amount of $959,000 over the next three years, which accrued interest obligations include $284,000 due to George Abi Zeid, a director and officer of the Company and the former sole shareholder of STI. See Note 3 for additional infromation.

The Company has eliminated an additional $316,510 principal amount of indebtedness since June 30, 2003 and is seeking to eliminate substantially all of its remaining indebtedness for borrowed money. No assurance can be given that the Company will be able to successfully complete the elimination of any other indebtedness on favorable terms or at all.

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

The net liabilities of WORLD.com, a wholly owned subsidiary, and its majority owned subsidiaries, are reported as discontinued operations in the consolidated balance sheets as of June 30, 2003 and December 31, 2002 as a result of the sale or discontinuance of the operations of this business in 2001.

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

(g) Financial Instruments and Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash, cash equivalents, restricted investments, accounts receivable, notes payable and convertible notes payable. At June 30, 2003 and December 31, 2002, the fair value of cash, cash equivalents, restricted investments and accounts receivable approximated their financial statement carrying amount because of the short-term maturity of these instruments. The recorded values of notes payable and convertible notes payable approximate their fair values, as interest approximates market rates with the exception of the Convertible Subordinated Notes payable with a carrying value of $2.3 million and $24.1 million at June 30, 2003 and December 31, 2002, respectively, which had an estimated fair value of $0.6 million and $6.0 million at June 30, 2003 and December 31, 2002, respectively, based upon quoted market prices.

Credit is extended to customers based on the evaluation of their financial condition and collateral is not required. The Company performs ongoing credit assessments of its customers and maintains an allowance for doubtful accounts. No single customer exceeded 10% of either total revenues or accounts receivable as of and for the three and six month periods ended June 30, 2003. Revenues from the Company's five largest customers accounted for an aggregate of 8% of the Company's total revenues for the six months ended June 30, 2003 and 2002.

(h) Basic and Diluted Net Income (Loss) Per Share

Net income (loss) per share is presented in accordance with the provisions of SFAS No. 128, "Earnings Per Share", and the Securities and Exchange Commission Staff Accounting Bulletin No. 98. Under SFAS No. 128, basic Earnings per Share ("EPS") excludes dilution for common stock equivalents and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. Diluted net income (loss) per share for the three and six month periods ended June 30, 2003 and 2002 is equal to basic net income
(loss) per share since all common stock equivalents are anti-dilutive for each of the periods presented.

At June 30, 2003 and 2002, the Company had common stock equivalents of approximately 4.8 million and 8.2 million shares respectively, related to stock options, warrants and convertible debt, that were not included in the computation of net income (loss) per share because they were antidilutive.

(i) Stock Based Compensation

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation
- Transition and Disclosure" ("SFAS 148"). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS No. 123 "Accounting for Stock-Based Compensation". Additionally, SFAS 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both the annual and interim financial statements about the method used in reporting results. The transitional requirements of SFAS No. 148 are effective for all financial statements for fiscal years ending after December 31, 2002. We adopted the disclosure portion of this statement in 2003. The application of the disclosure portion of this standard will have no impact on the Company's consolidated financial position or results of operations. The Financial Accounting Standards Board recently indicated that they will require stock-based employee compensation to be recorded as a charge to earnings beginning in 2004. The Company will continue to monitor its progress on the issuance of this standard as well as evaluate its position with respect to current guidance.

As allowed by SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, the Company has retained the compensation measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations for stock options. SFAS No. 148 also requires more prominent and more frequent disclosures in both interim and annual financial statements about the method of accounting for stock-based compensation and the effect of the method used on reporting results. The Company adopted the disclosure provisions of SFAS No. 148 as of December 31, 2002 and continues to apply the measurement provisions of APB 25. Under APB Opinion No. 25, compensation expense is recognized based upon the difference, if any, at the measurement date between the market value of the stock and the option exercise price. The measurement date is the date at which both the number of options and the exercise price for each option are known. The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

($in thousands, except per share amounts)                     For the three months                    For the six months
                                                                 ended June 30,                         ended June 30,
                                                      -----------------------------------     -----------------------------------
                                                            2003               2002                2003                 2002
                                                      ---------------     ---------------     ---------------     ---------------

Net income (loss):
As reported ......................................    $        46,376     $        (1,279)    $        49,677     $        (3,931)
Deduct: total stock based employee compensation
   determined under the fair value method ........             (2,407)             (2,677)             (5,553)             (5,522)
                                                      ---------------     ---------------     ---------------     ---------------
Pro forma ........................................    $        43,969     $        (3,956)    $        44,124     $        (9,453)

Basic and diluted net income (loss) per share:
As reported ......................................    $          1.28     $         (0.08)    $          1.85     $         (0.24)
Pro forma ........................................    $          1.22     $         (0.24)    $          1.64     $         (0.58)


The resulting effect on the pro forma net income (loss) disclosed for the three and six month periods ended June 30, 2003 and 2002 is not likely to be representative of the effects of the net income (loss) on a pro forma basis in future years, because the pro forma results include only the impact of grants issued to date and related vesting, while subsequent years will include additional grants and vesting. For purposes of pro-forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period.

(j) Comprehensive Income (Loss)

The components of comprehensive income (loss) consist of the following:

                                                              For the three months                   For the six months
                                                                 ended June 30,                        ended June 30,
                                                      -----------------------------------     -----------------------------------
                                                            2003               2002                 2003                2002
                                                      ---------------     ---------------     ---------------     ---------------

Net income (loss)                                     $        46,376     $        (1,279)    $        49,677     $        (3,931)

Other comprehensive gain:

Foreign currency translation adjustments                         (195)               (169)                 78                 (24)
                                                      ---------------     ---------------     ---------------     ---------------

Comprehensive income (loss)                           $        46,181     $        (1,448)    $        49,755     $        (3,955)
                                                      ===============     ===============     ===============     ===============

Accumulated other comprehensive loss at June 30, 2003 and December 31, 2002 solely consists of foreign currency translation adjustments.

(k) Recent Accounting Pronouncements

In November 2002, the FASB issued FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the existing disclosure requirements for most guarantees, including residual value guarantees issued in conjunction with operating lease agreements. It also clarifies that at the time a company issues a guarantee the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements or interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a significant impact on the Company's financial position and results of operations.

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A variable interest entity is a corporation, partnership, trust, or any other legal structures used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company has evaluated the impact of FIN 46 and does not believe that it will have any impact on the Company's financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative. It also clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and is not expected to have an impact on the Company's financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify certain financial instruments as a liability (or as an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have an impact on the Company's financial statements.

(2) Notes Payable

During the quarter ended June 30, 2003, the Company entered into a series of transactions with debt holders to eliminate a total of $54.7 million of indebtedness in exchange for cash payments of $2.3 million and, the issuance of
22.3 million shares of Class A common stock valued at $12.1 million. The eliminated debt included $19.8 million of 7% Convertible Subordinated Notes, due February 2005, $28.5 million of 10% Senior Convertible Notes, due January 2006, a $2.7 million note payable to the former shareholder of STI (who is an officer and director of the Company), $3.3 million of Restructure notes due in 13 quarterly payments beginning in June 2003 and $0.5 million in other indebtedness. The Company also entered into agreements to repay an outstanding note in the principal amount of $115,000 and accrued interest obligations in the aggregate amount of $959,000 over the next three years, which accrued interest includes $284,000 due to George Abi Zeid, a director and officer of the Company and the former sole shareholder of STI. In addition, after eliminating $5.8 million of previously capitalized interest, $2.4 million of accrued interest, and $0.2 million of debt issuance costs on the eliminated notes, these transactions resulted in a gain of $47.0 million. Also, the transactions relating to the previous $115,000 note and $959,000 of accrued interest have been accounted for in accordance with Financial Accounting Standards Board Statement No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings."

On April 30, 2003, to partially fund the cash used in the debt elimination transactions, the Company issued 1.9 million shares of Class A common stock in a private placement to Federal Partners L.P. in exchange for $1.0 million.

During the quarter ended March 31, 2003, the Company entered into separate transactions with debt holders eliminating $7.1 million in indebtedness including $2.0 million of 7% Convertible Subordinated Notes, due February 2005, $2.6 million of 10% Senior Convertible Notes, due January 2006, $2.0 million of 12% Restructure Notes due in 13 quarterly payments beginning June 2003 and $0.5 million of Restructuring balloon payments due October 2004. The Company paid the debt holders $786,000 in cash and issued 1.1 million shares of Class A common stock valued at $501,000 in connection with the transactions. In addition, after eliminating $685,000 of previously capitalized interest, $227,000 of accrued interest, debt issuance costs of $26,000 related to certain of the eliminated indebtedness, the Company recorded total gains of $6.6 million on the elimination of debt in the quarter.

The elimination of outstanding debt will result in substantial income from cancellation of debt for income tax purposes. The Company intends to minimize its income tax payable as a result of the restructuring by, among other things, offsetting the income with its historical net operating losses and otherwise reducing the income in accordance with applicable income tax rules. As a result, the Company does not expect to incur any material current income tax liability from the elimination of this debt. However, the relevant tax authorities may challenge the Company's income tax positions. No assurance can be given that the Company will be able to offset or otherwise reduce all or any of the cancellation of debt income resulting from the elimination of debt in 2003. If the Company is not able to offset or otherwise reduce the cancellation of debt income, the Company may incur material income tax liabilities as a result of the elimination of debt and the Company may be unable to pay these liabilities.

Notes payable include the following, in thousands:

                                                               June 30, 2003              December 31, 2002
                                                      --------------------------    --------------------------
                                                       Capitalized                  Capitalized
                                                        Interest       Principal      Interest      Principal
                                                      ------------     ---------    ------------    ----------

2000 7% Convertible Subordinated Notes due
         February 2005                                $       --       $   2,315     $     --       $  24,095
2001 10% Senior Convertible Notes due January 2006            --              --        5,528          31,059
2001 12% AT&T restructure note due in 13 quarterly
         payments beginning June 2003                      5,160          10,000        5,160          10,000
2001 12% Note payable to former shareholder of
         STI due in 13 quarterly payments
         beginning June 2003                                  --              --          997           2,683
2003 12% Note payable to former shareholder of
         STI due in 12 monthly payments
         beginning June 2003                                  16             260           --              --
2001 12% Restructure notes due in 13 quarterly
         payments beginning June 2003                         --             761           --           6,132
2003 12% Note payable due in 13 quarterly
         payments beginning June 2003                        154             790           --              --
2001 Restructuring balloon payments due October 2004          --             379           --             795
Other                                                         --             149           --             786
                                                     -----------       ---------     --------       ---------

Total notes payable and capitalized interest               5,330          14,654       11,685          75,550

Less current portion                                       2,296           4,778        4,283           4,152
                                                      ----------       ---------     --------       ---------
Non current portion                                   $    3,034       $   9,876     $  7,402       $  71,398
                                                      ==========       =========     ========       =========

(3) Commitments and Contingencies

Master Carrier Agreement

In connection with the acquisition of the EasyLink Services business from AT&T Corp., the Company entered into a Master Carrier Agreement with AT&T. Under this agreement, AT&T will provide the Company with a variety of telecommunications services that are required in connection with the provision of the Company's services. The term of the agreement for network connection services is 36 months through May 2005 and the term of the agreement for private line and satellite services is 36 months through February 2004. Under the agreement, the Company has a minimum revenue commitment for network connection services equal to $3 million for each of the three years of the contract. In addition, we have a minimum revenue commitment for private line and satellite services equal to $375,000 per month during the three-year term. If the Company terminates the network connection services or the private line and satellite services prior to the end of the term or AT&T terminates the services for the Company's breach, the Company must pay to AT&T a termination charge equal to 50% of the unsatisfied minimum revenue commitment for these services for the period in which termination occurs plus 50% of the minimum revenue commitment for each remaining commitment period in the term.

Other Telecommunications Services

The Company has committed to purchase from MCI Worldcom a minimum of $75,000 per month in other telecommunications services through January 2005.

Legal Proceedings

On July 31, 2003, the Company filed a complaint in a new action against AT&T Corp., PTEK Holdings, Inc. and PTEK's subsidiary Xpedite Systems, Inc. in the Superior Court of New Jersey - Law Division, Middlesex County (the "New Action"), and filed a notice of appeal with the Superior Court of New Jersey - Appellate Division relating to the decision of the Chancery Court to dismiss EasyLink's original action against AT&T and PTEK (the "Appeal"). The New Action, among other relief, seeks a declaratory judgment that the agreement between AT&T and PTEK violates contractual agreements between the Company and AT&T and that their agreement is void and seeks damages for breach of contract, breach of fiduciary duty, unfair competition, breach of confidentiality obligations and tortious interference.

This matter arises out of the February 27, 2003 announcement by PTEK Holdings, Inc. ("PTEK"), one of the Company's principal competitors, that it had entered into an agreement with AT&T to purchase 1,423,980 shares of outstanding Class A common stock of the Company held by AT&T and a $10 million promissory note of the Company held by AT&T and related actions of AT&T, PTEK and Xpedite. In response to PTEK's announcement, the Company commenced on March 17, 2003 an action against AT&T, PTEK and Xpedite (the "Original Action"). The Original Action sought, among other things, to enjoin AT&T from selling the promissory note held by AT&T to PTEK, to compel AT&T to participate in the Company's current debt restructuring and to enjoin PTEK and Xpedite from contacting the Company's creditors and making false statements to the Company's customers and creditors regarding the Company and its financial position. AT&T Corp. and PTEK filed a motion to dismiss EasyLink's complaint in the Original Action or, alternatively, to transfer the action to the Law Division. On June 26, 2003, the Court dismissed the claims made in EasyLink's Original Action, but indicated that EasyLink may file a new complaint as part of a new action. Accordingly, the Company has filed the New Action and the Appeal in order to pursue its rights and remedies. No assurance can be given as to the outcome of this matter. See
Note 1(b) and Item 3, "Risk factors that may affect future results".

If the Company is unable to complete the elimination of its remaining debt, including the promissory note payable to AT&T, on favorable terms, the Company may not be able to pay interest and other amounts due on its outstanding indebtedness, or other obligations, on the scheduled dates or at all. If the Company's cash flow and cash balances are inadequate to meet its obligations, it could have substantial liquidity problems. If the Company is unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments, or if it otherwise fails to comply with any covenants in its indebtedness, the Company would be in default under these obligations, which would permit these lenders to accelerate the maturity of the obligations and could cause defaults under the indebtedness. Any such default could have a material adverse effect on the Company's business, results of operations and financial condition. No assurance can be given that the Company would be able to repay amounts due on its indebtedness if payment of the indebtedness were accelerated following the occurrence of an event of default under, or certain other events specified in, the agreements governing the outstanding indebtedness and capital leases, including any deemed sale of all or substantially all Company assets.

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

For the six months ended June 30, 2003, total revenues were $51.5 million compared to $60.3 million for the six months ended June 30, 2002. Net income was $49.7 million for the six months ended June 30, 2003 as compared to a net loss of $3.9 million for the six months ended June 30, 2002. The 2003 results included gains on debt restructuring and settlements of $53.7 million.

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

In light of our limited operating history, we believe that period-to-period comparisons of our revenues and operating results are not meaningful and should not be relied upon as indications of future performance. However, we do believe that the our revenues and operating results in future periods will be more comparable to the results for the three and six month periods ended June 30, 2003.

Although our revenues for the quarters ended June 30, 2003, March 31, 2003 and December 31, 2002 have been stable, we have experienced declines in revenues for the three and six month periods ended June 30, 2003 as compared to the comparable periods ended June 30, 2002. See "Results Of Operations Three Months Ended June 30, 2003 and 2002" and "Results of Operations Six Months Ended June 30, 2003 and 2002". The decrease primarily occurred in our production messaging services, which include fax, telex and email hosting, as a result of lower volumes and negotiated customer price reductions. We expect that the declines in revenues from production messaging services may continue in the future. Our strategy to grow revenues and to mitigate the effects of this decline includes the sale of existing and new services to our large base of existing customers, as well as offering our services to new customers. Among the new services that we have recently introduced are trading community enablement services such as Web EDI and document capture and management services. See "Item 1. Business - Our Business Services" contained in our Form 10K filed March 31, 2003.

Our prospects should be considered in light of risks described in the section of this report entitled "Risk Factors That May Affect Future Results."

Critical Accounting Policies

In response to the Securities & Exchange Commission's (SEC) Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," we have identified the most critical accounting principles upon which our financial status depends. Critical principles were determined by considering accounting policies that involve the most complex or subjective decisions or assessments. The most critical accounting policies were identified to be those related to revenue recognition, accounts receivable, impairment of long lived assets, contingencies and litigation and restructuring activities. For a detailed discussion of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements in the Company's Form 10-K for the year ended December 31, 2002.

Results of operations three months ended June 30, 2003 and 2002

Revenues

Revenues for the three months ended June 30, 2003 were $25.8 million, as compared to $30.0 million for the comparable period in 2002. The decrease of $4.2 million was due primarily to reduced revenues in our production messaging services, which include fax, telex and email hosting, as a result of lower volumes and negotiated customer price reductions. Revenues in the 2003 and 2002 quarters consist almost entirely of revenues from providing information exchange services to businesses and are derived from electronic data interchange services or "EDI"; production messaging services; integrated desktop messaging services; boundary and managed email services; and other services largely consisting of legacy real time fax services.

Cost of Revenues

Cost of revenues for the three months ended June 30, 2003 decreased to $13.4 million as compared to $14.3 million for the comparable period in 2002. However, as a percentage of revenues these costs increased to 51.8% in the 2003 quarter as compared to 47.6% of revenues in the comparable 2002 quarter. Costs increased as a percentage of revenues because of the fixed network expenses and fixed telecom facilities costs included in costs of revenues while revenues decreased from period to period. The 2002 quarter also included a reversal of $0.5 million of prior years' cash bonus accruals (based on the Company's decision to eliminate these bonuses).

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

Sales and Marketing Expenses

Sales and marketing expenses were $4.3 million and $5.3 million for the three months ended June 30, 2003 and 2002, respectively. Included in this category are costs related to salaries and commissions for sales, marketing, and business development personnel. Also included are costs for promotional programs, trade shows and marketing materials. The lower costs in the 2003 quarter were the result of reduced staffing in each of the functional areas net of the reversal of $0.3 million of prior years' cash bonus accruals in 2002.

General and Administrative Expenses

General and administrative expenses were $6.3 million during the three months ended June 30, 2003 as compared to $7.1 million during the comparable period of 2002. The $0.8 million decrease is the net impact of various cost component changes but the most significant changes from period to period were a reduction of $0.9 million in our provision for bad debts as a result of improved collection and credit activities and the impact of the reversal of $0.6 million of prior years' cash bonus accruals in 2002.

Product Development Expenses

Product development costs, which consist primarily of personnel and consultants' time and expense to research, conceptualize, and test product launches and enhancements to our products, were $1.7 million for the three months ended June 30, 2003 as compared to $1.6 million in comparable period of 2002. The net increase in costs actually reflects a decrease in personnel and consultants costs of approximately $0.2 million in the quarter ended June 30, 2003 as compared to the quarter ended June 30, 2002 which was reduced by the reversal of $0.3 million of prior years' accrued employee cash bonuses related to that group.

Amortization of Other Intangible Assets

As of January 1, 2002, the Company adopted FASB No. 142, "Goodwill and Other Intangibles". Statement No. 142 requires companies to no longer amortize goodwill but instead test goodwill for impairment on an annual basis. Accordingly, we did not amortize any goodwill during the three and six months ended June 30, 2003 and 2002, respectively. We completed an impairment assessment in the 4th quarter of 2002 with the assistance of an independent appraiser and determined that an impairment of goodwill had occurred. Based on a subsequent fair value analysis of the Company's goodwill, other intangible assets and other long-lived assets, we recorded an aggregate impairment of $78.8 million in the 4th quarter of 2002. The impairment of the other intangible assets reduced the basis for future amortization charges resulting in the $1.2 million decrease in amortization charges. Current period charges are $0.5 million in the quarter ended June 30, 2003 as compared to $1.7 million in the same period of 2002.

Other Income (Expense), Net

Interest income for the three months ended June 30, 2003 was $6,000 as compared to $35,000 during the comparable period of 2002. The decrease was due to lower cash balances and lower interest rates on temporary investments.

Interest expense was $0.3 million for the three months ended June 30, 2003 as compared to $1.3 million in the comparable period of 2002. The decrease was primarily due to reductions in the total debt balances outstanding during the quarter ended June 30, 2003 as compared to the same quarter in 2002 as a result of the debt restructurings and settlements completed through June 30, 2003.

Gain on Debt Restructurings and Settlements

In the three months ended June 30, 2003, we eliminated $54.7 million of indebtedness in exchange for the payment of $2.3 million in cash and the issuance of 22.3 million shares of Class A common stock valued at $12.1 million pursuant to our announced efforts to eliminate substantially all of our outstanding indebtedness. After reversing $5.8 million of previously capitalized interest and $2.2 million of accrued interest net of debt issuance costs, we recorded a gain of $47.0 million on these transactions.

The elimination of outstanding debt will result in substantial income from cancellation of debt for income tax purposes. We intend to minimize the income tax payable as a result of the restructuring by, among other things, offsetting the income with our historical net operating losses and otherwise reducing the income in accordance with applicable income tax rules. As a result, we do not expect to incur any material current income tax liability from the elimination of this debt. However, the relevant tax authorities may challenge our income tax positions. No assurance can be given that we will be able to offset or otherwise reduce all or any of the cancellation of debt income resulting from the elimination of debt in 2003. If we are not able to offset or otherwise reduce the cancellation of debt income, we may incur material income tax liabilities as a result of the elimination of debt and we may be unable to pay these liabilities.

Results of operations six months ended June 30, 2003 and 2002

Revenues

Revenues for the six months ended June 30, 2003 were $51.5 million, as compared to $60.3 million for the comparable period in 2002. The decrease of $8.8 million was due primarily to reduced revenues in our production messaging services, which include fax, telex and email hosting, as a result of lower volumes and negotiated customer price reductions. Revenues in the 2003 and 2002 periods consist almost entirely of revenues from providing information exchange services to businesses and are derived from electronic data interchange services or `EDI"; production messaging services; integrated desktop messaging services; boundary and managed email services; and other services largely consisting of legacy real time fax services.

Cost of Revenues

Cost of revenues for the six months ended June 30, 2003 decreased to $27.1 million as compared to $30.2 million for the comparable period in 2002. However, as a percentage of revenues these costs increased to 52.5% in 2003 as compared to 50.0% of revenues in the comparable 2002 period. The reduction in costs resulted from continuing cost reduction programs and reduced variable telecom charges consistent with reduced customer volumes. Costs increased as a percentage of revenues because of the fixed network expenses and fixed telecom facilities costs included in costs of revenues while revenues decreased from period to period.

Cost of revenues consists primarily of costs incurred in the delivery and support of our services, including depreciation of equipment used in our computer systems, the cost of telecommunications services including local access charges, leased network backbone circuit costs and long distance domestic and international termination charges, and personnel costs associated with our systems and databases.

Sales and Marketing Expenses

Sales and marketing expenses were $9.7 million and $10.6 million for the six months ended June 30, 2003 and 2002, respectively. Included in this category are costs related to salaries and commissions for sales, marketing, and business development personnel. Also included are costs for promotional programs, trade shows and marketing materials. The cost decrease of $0.9 million is a result of lower staffing levels in 2003.

General and Administrative Expenses

General and administrative expenses were $13.0 million during the six months ended June 30, 2003 as compared to $14.4 million during the comparable period of 2002. The $1.4 million decrease is the net impact of various cost component changes but the most significant from period to period was a reduction of $1.6 million in our provision for bad debts as a result of improved collection and credit activities.

Product Development Expenses

Product development costs, which consist primarily of personnel and consultants' time and expense to research, conceptualize, and test product launches and enhancements to our products, were $3.7 million for the six months ended June 30, 2003 as compared to $3.3 million in comparable period of 2002. We have currently increased development spending to continue the enhancements to our newer products introduced in the second half of 2002. The six month period results for 2002 also included a reversal of $0.3 million of prior years' accrued employee cash bonuses.

Amortization of Other Intangible Assets

As of January 1, 2002, the Company adopted FASB No. 142, "Goodwill and Other Intangibles". Statement No. 142 requires companies to no longer amortize goodwill but instead test goodwill for impairment on an annual basis. Accordingly, we did not amortize any goodwill during the three months ended March 31, 2003 and 2002 respectively. We completed an impairment assessment in the 4th quarter of 2002 with the assistance of an independent appraiser and determined that an impairment of goodwill had occurred. Based on a subsequent fair value analysis of the Company's goodwill, other intangible assets and other long-lived assets, we recorded an aggregate impairment of $78.8 million in the 4th quarter of 2002. The impairment of the other intangible assets reduced the basis for future amortization charges resulting in the $2.4 million decrease in amortization charges. Current period charges are $1.0 million in the six months ended June 30, 2003 as compared to $3.4 million in the same period of 2002.

Other Income (Expense), Net

Interest income for the six months ended June 30, 2003 was $25,000 as compared to $147,000 during the comparable period of 2002. The decrease was due to lower cash balances and lower interest rates on temporary investments.

Interest expense was $1.1 million for the six months ended June 30, 2003 as compared to $2.5 million in the comparable period of 2002. The decrease was primarily due to reductions in the total debt balances outstanding during the six months ended June 30, 2003 as compared to the same period in 2002 as a result of the debt restructurings and settlements completed through June 30, 2003.

Gain on Debt Restructurings and Settlements

In the six months ended June 30, 2003, we eliminated $61.3 million of indebtedness in exchange for the payment of $3.0 million in cash and the issuance of 23.4 million shares of Class A common stock valued at $12.7 million pursuant to our announced efforts to eliminate substantially all of our outstanding indebtedness. After reversing $6.5 million of previously capitalized interest and $2.4 million of accrued interest net of debt issuance costs, we recorded total gains of $53.7 million on these transactions.

Liquidity and capital resources

Net cash provided by operating activities was $2.3 million for the six months ended June 30, 2003 in comparison to $1.3 million in cash provided from operating activities for the comparable period in 2002. Net income (loss) from period to period increased by $53.6 million from a loss of $3.9 million in 2002 to net income of $49.7 million in 2003. The cash provided by operating activity increased by $1.0 million, after accounting for the following 2003 items; $53.7 million in gains on debt restructuring and settlements, a $1.3 million decrease in non cash interest, a $2.5 million decrease in amortization of intangibles assets, a $1.6 million decrease in the provision for doubtful accounts, and a net increase of $6.4 million in cash provided by the changes in operating assets and liabilities. The $1.3 million decrease in non cash interest was a result of interest payments being deferred as part of the Company's debt settlement negotiations. The $2.5 million decrease in amortization of intangible assets in 2003, was mainly due to an impairment charge recorded during the quarter ended December 31, 2002.

Net cash used in investing activities for purchases of property and equipment was $3.5 million and $1.5 million for the six months ended June 30, 2003 and 2002, respectively. The expenditures in the 2003 period included $1.9 million related to the consolidation of our New Jersey office facilities into a single location.

Net cash used in financing activities was $2.5 million for the six months ended June 30, 2003 as compared to cash used of $0.8 million for the six months ended June 30, 2002. The 2003 activity includes $3.3 million in debt principal payments and payments to extinguish debt in connection with the previously mentioned debt elimination transactions and the proceeds of $1.0 million from the issuance of 1.9 million shares of Class A Common Stock in a private placement. In the 2002 period, $0.4 million of interest payments on restructured notes were made.

At June 30, 2003, we had $5.9 million of cash and cash equivalents.

For the years ended December 31, 2002, 2001 and 2000, we received a report from our independent accountants containing an explanatory paragraph stating that we suffered recurring losses from operations since inception and have a working capital deficiency that raise substantial doubt about our ability to continue as a going concern. As of June 30, 2003, the Company had $7.1 million of notes payable and capitalized interest payable within one year. Although the Company has substantially reduced its outstanding debt obligations, cash payments of principal and interest due within one year from June 30, 2003, amount to $6.6 million. If the Company's cash flow is not sufficient we may need additional financing to meet this debt service requirement and other cash requirements for our operations. However, if we are unable to raise additional financing, restructure or settle additional outstanding debt or generate sufficient cash flow, we may be unable to continue as a going concern.

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

We have only a limited operating history upon which you can evaluate our business and our prospects. Easylink was incorporated under the name Globecomm, Inc. in 1994 in the State of Delaware. We launched our business by offering a commercial email service in November 1996 under the name iName. We changed our company name to Mail.com, Inc. in January 1999. In February 2000, we acquired NetMoves Corporation, a provider of a variety of transaction delivery services to businesses. In March 2000, we formed WORLD.com to develop and operate our domain name properties as independent Web sites. In the fourth quarter of 2000, we announced our intention to focus exclusively on the business market and to sell all assets not related to this business. In February 2001, we acquired Swift Telecommunications, Inc. which had contemporaneously acquired the EasyLink Services business from AT&T Corp. The EasyLink Services business is a provider of transaction delivery services such as electronic data interchange or EDI and production messaging services. Swift was a provider of production messaging services, principally telex services. On March 30, 2001, we announced that we had sold our advertising network business to Net2Phone, Inc., and on May 3, 2001 our Asia.com, Inc. subsidiary completed the sale of its business. In October 2001, we sold a subsidiary of India.com, Inc. and have since ceased the conduct of the portal operations of India.com, Inc. In January 2002, we announced our strategy to expand our position in the transaction delivery segment of the electronic commerce market and to begin to offer to our large customer base related transaction management services that automate more components of our customers' business processes. In 2002, we commercially introduced two such services - Trading Community Enablement and Management Services and Document Capture and Management Services. Our success will depend in part upon our ability to maintain or expand our sales of transaction delivery services such as EDI, production messaging and integrated desktop messaging to enterprises, our ability to successfully develop transaction management services, the development of a viable market for fee-based transaction delivery and transaction management services on an outsourced basis and our ability to compete successfully in those markets. For the reasons discussed in more detail below, there are substantial obstacles to our achieving and sustaining profitability.

We have incurred losses since inception.

We have not achieved profitability in any fiscal year, and we may not be able to achieve or sustain profitability. We incurred a net loss of $85.8 million for the year ended December 31, 2002. We had net income of $46.4 million and $49.7 million, respectively, for the three and six months periods ended June 30, 2003; however, these amounts included $47.0 million and $53.7 million, respectively, of gains on debt restructuring and settlements. We had an accumulated deficit of $549.6 million as of June 30, 2003. We intend to upgrade and enhance our technology, continue our international expansion, and improve and expand our management information and other internal systems. We intend to continue to make strategic acquisitions and investments where resources permit, which may result in significant amortization of intangibles and other expenses or a later impairment charge arising out of the write-off of goodwill booked as a result of such acquisitions or investments. We are making these expenditures in anticipation of higher revenues, but there will be a delay in realizing higher revenues even if we are successful. We have experienced declining revenues for the year ended December 31, 2002 as compared to the comparable period ended December 31, 2001 and for the three and six months periods ended June 30, 2003 as compared to the comparable periods ended June 30, 2002. See Part II, Item 7:
Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Form 10-K filed March 31, 2003 and Part I, Item 2:
Management's Discussion and Analysis of Financial Condition and Results of Operations contained herein. If we do not succeed in substantially increasing our revenues or integrating the EasyLink Services and Swift businesses with our historical business, our losses may continue.

If we are unable to raise necessary capital in the future, we may be unable to invest in the growth of our business or fund necessary expenditures.

We may need to raise additional capital in the future. See Part I. Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources. At June 30, 2003, we had $5.9 million of cash and cash equivalents. Our principal commitments consist of subordinated convertible notes, senior convertible notes, notes payable, obligations under capital leases, accounts payable and other current obligations, commitments for capital expenditures and commitments for telecommunications services. For each of the three years ended December 31, 2002, 2001 and 2000, we received a report from our independent accountants containing an explanatory paragraph stating that we suffered recurring losses from operations since inception and have a working capital deficiency that raise substantial doubt about our ability to continue as a going concern. We may need additional financing to invest in the growth of our business and to pay other obligations, and the availability of such financing when needed, on terms acceptable to us, or at all, is uncertain. See "Risk Factors - We have incurred significant indebtedness for money borrowed, and we may be unable to pay debt service on this indebtedness." If we are unable to raise additional financing, generate sufficient cash flow, or restructure our debt obligations before they become due and payable, we may be unable to continue as a going concern.

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

After giving effect to the elimination of debt through June 30, 2003, we have outstanding $2.3 million in subordinated convertible notes due in 2005; $12.4 million in principal amount of notes and other obligations due in installments beginning in June 2003; approximately $5.3 million in accrued interest obligations payable over one to three years through 2006; and obligations under capital leases and commitments for telecommunications services. We currently have $6.6 million in principal and cash interest payments due during the twelve month period after June 30, 2003. We had an operating loss and negative cash flow for the year ended December 31, 2002. In addition, we have a substantial amount of outstanding accounts payable and other obligations. Accordingly, cash generated by our operations would have been insufficient to pay the amount of principal and interest payable annually on our outstanding indebtedness or to pay our other obligations.

We have eliminated an additional $316,510 principal amount of indebtedness since June 30, 2003 and are seeking to eliminate substantially all of our remaining indebtedness for borrowed money. We cannot assure you that we will be able to successfully complete the elimination of any other indebtedness that we are seeking to eliminate on favorable terms or at all. On July 31, 2003, the Company filed a complaint in a new action against AT&T Corp., PTEK Holdings, Inc. and PTEK's subsidiary Xpedite Systems, Inc. in the Superior Court of New Jersey - Law Division, Middlesex County (the "New Action"), and filed a notice of appeal with the Superior Court of New Jersey - Appellate Division relating to the decision of the Chancery Court to dismiss EasyLink's original action against AT&T and PTEK (the "Appeal").. See Part II, Item 1, Legal Proceedings. EasyLink believes that if the sale of the note to PTEK is permitted to occur and AT&T is not compelled to participate in EasyLink's debt restructuring, EasyLink may be unable to meet some or all of the payments on this debt or its available cash will be significantly constrained. Easylink has a variety of commercial relationships with AT&T, and this dispute may have an adverse effect on these relationships.

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

As part of our business strategy, we plan to develop and offer to existing customers additional transaction delivery and transaction management services that will automate more of our customers' business processes. We cannot assure you that we will be able to successfully develop these additional services in a timely manner or at all or, if developed, that our customers will purchase these services or will purchase them at prices that we wish to charge. Standards for pricing in the market for new transaction delivery and transaction management services are not yet well defined and some businesses and service providers may not be willing to pay the fees we wish to charge. We cannot assure you that the fees we intend to charge will be sufficient to offset the related costs of providing these services.

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

         - gains from the restructuring or settlement of debt and other obligations;

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

Our customers have in the past experienced interruptions in our services. We believe that these interruptions will continue to occur from time to time. These interruptions are due to hardware failures, failures in telecommunications and other services provided to us by third parties and other computer system failures. These failures have resulted and may continue to result in significant disruptions to our service. Some of our operations have redundant switch-over capability. Although we plan to install backup computers and implement procedures on other parts of our operations to reduce the impact of future malfunctions in these systems, the presence of single points of failure in our network increases the risk of service interruptions. In addition, substantially all of our computer and communications systems relating to our services are currently located in Manhattan, Jersey City, New Jersey, Piscataway, New Jersey, Washington, DC, Bridgeton, Missouri, Dayton, Ohio, and London, England. We currently do not have alternate sites from which we could conduct these operations in the event of a disaster. Our computer and communications hardware is vulnerable to damage or interruption from fire, flood, earthquake, power loss, telecommunications failure and similar events. Our services would be suspended for a significant period of time if any of our primary data centers was severely damaged or destroyed. We might also lose customer transaction documents and other customer files, causing significant customer dissatisfaction and possibly giving rise to claims for monetary damages. As a result of the recent relocation of our corporate headquarters during the first quarter of 2003, we plan to consolidate over time an increasing portion of our computer systems and networks at the new location. This consolidation may result in interruptions in our services to some of our customers.

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

We are dependent on licensed technology and third party commercial partners.

We license a significant amount of technology from third parties, including technology related to our virus protection, spam control and content filtering services, Internet fax services, billing processes and database. We also rely on third party commercial partners to provide services for our trading community enablement services, document capture and management services and some of our other services. We anticipate that we will need to license additional technology or to enter into additional commercial relationships to remain competitive. We may not be able to license these technologies or to enter into arrangements with prospective commercial partners on commercially reasonable terms or at all. Third-party licenses and strategic commercial relationships expose us to increased risks, including risks relating to the integration of new technology, the diversion of resources from the development of our own proprietary technology, a greater need to generate revenues sufficient to offset associated license or service fee costs, and the possible termination of or failure to renew an important license or other agreement by the third-party licensor or commercial partner.

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

Gerald Gorman and George Abi Zeid collectively beneficially owned as of July 31, 2003 approximately 27% of the total outstanding voting power of EasyLink and will be able to exert significant influence over any vote of stockholders.

Gerald Gorman, our Chairman, beneficially owned as of July 31, 2003 Class A and Class B common stock representing approximately 19.44% of the voting power of our outstanding common stock. Each share of Class B common stock entitles the holder to 10 votes on any matter submitted to the stockholders. George Abi Zeid, our President-International Operations and Director, beneficially owned as of February 28, 2003 Class A common stock representing approximately 7.37% of the voting power of our outstanding common stock. Based on their voting power as of July 31, 2003, Mr. Gorman and Mr. Abi Zeid will likely be able to exert significant influence over the outcome of all matters requiring stockholder approval, including the election of directors, amendment of our charter and approval of significant corporate transactions. Mr. Gorman and Mr. Abi Zeid may be in a position to prevent a change in control of EasyLink even if other stockholders holding a majority of the voting power of the shares not held by Mr. Gorman and Mr. Abi Zeid were in favor of the transaction.

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

Sales of a substantial number of shares of our common stock in the public market could cause the market price of our Class A common stock to decline. As of July 31, 2003, we had an aggregate of 43,311,104 shares of Class A and Class B common stock outstanding. As of July 31, 2003, we had options to purchase approximately
3.2 million shares of Class A common stock outstanding. As of July 31, 2003, we had warrants to purchase 1,843,942 shares of Class A common stock outstanding. As of July 31, 2003, we had approximately 811,927 shares of Class A common stock issuable upon conversion of outstanding convertible notes and an indeterminate number of additional shares of Class A common stock issuable over five years in payment of interest on $444,857 in principal amount of such notes.

As of July 31, 2003, over 36 million shares of Class A common stock and Class B common stock were freely tradable, in some cases subject to the volume and manner of sale limitations contained in Rule 144. Approximately 4.9 million shares will become freely tradable after October 31, 2003 and the remainder of our shares of Class A common stock will become available for sale at various dates upon the expiration of one-year holding periods or upon the expiration of any other applicable restrictions on resale. We may issue large amounts of additional Class A common stock, which may also be sold and which could adversely affect the price of our stock. Approximately 22.5 million of our outstanding shares were issued in connection with the elimination of debt during the quarter ended June 30, 2003 and on July 23, 2003. If the holders of these shares sell large numbers of shares, these holders could cause the price of our Class A common stock to fall.

As of July 31, 2003, the holders of approximately 8.2 million shares of outstanding Class A common stock, the holders of 1.8 million shares of Class A common stock issuable upon exercise of our outstanding warrants and the holders of approximately 86,189 shares of Class A common stock issuable upon conversion of our outstanding senior convertible notes had the right, subject to various conditions, to require us to file registration statements covering their shares, or to include their shares in registration statements that we may file for ourselves or for other stockholders. By exercising their registration rights and selling a large number of shares, these holders could cause the price of the Class A common stock to fall. An undetermined number of these shares have been sold publicly pursuant to Rule 144.

Our Class A common stock may be subject to delisting from the Nasdaq National Market.

Our Class A common stock may face potential delisting from the Nasdaq National Market which could hurt the liquidity of our Class A common stock. We may be unable to comply with the standards for continued listing on the Nasdaq National Market. These standards require, among other things, that our Class A common stock have a minimum bid price of $1. Specifically, an issuer will be considered non-compliant with the minimum bid price requirement only if it fails to satisfy the applicable requirement for any 30 consecutive trading day period. It would then be afforded a 90 calendar day grace period in which to regain compliance. In addition, the listing standards require that we maintain compliance with various other standards, including market capitalization or total assets and total revenue, number of publicly held shares, which are shares held by persons who are not officers, directors or beneficial owners of 10% of our outstanding shares, and market value of publicly held shares. Alternatively, we can comply with certain other standards, including a $10 million minimum stockholders' equity requirement. The minimum bid price of our stock was below $1 during various periods in the fourth quarter of 2000 and the first quarter of 2001 and was below $1 during the period from March 14, 2001 through January 22, 2002.

On January 23, 2002, we effected a ten-for-one reverse stock split. Although our stock price exceeded the $1 minimum bid price requirement for a period of time since our reverse stock split, our stock price was also below $1.00 during the period from July 10, 2002 through July 26, 2002 and from July 30, 2002 through August 16, 2002 and from November 18, 2002 until July 11, 2003. Although the Company regained compliance with the minimum bid price requirement on August 4, 2003 after a hearing before a Nasdaq Listing Qualifications Panel, no assurance can be given that we will maintain compliance with the minimum bid price requirement. If we are unable to maintain compliance, we may be subject to delisting.

We had a total stockholders' equity in the amount of $1.96 million as of June 30, 2003. As a result, we are currently not in compliance with the $10 million minimum total stockholders' equity requirement. An alternative listing standard to the minimum total stockholders equity standard requires that we maintain a minimum market value of our publicly held shares of not less than $15 million.

There can be no assurance that EasyLink will maintain compliance with the minimum bid price requirement or that it will maintain compliance with the other listing standards, including the $15 million minimum market value of publicly held shares requirement.

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

ITEM 4  CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of EasyLink's "disclosure controls and procedures," as that term is defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by EasyLink in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and to ensure that such information is made known to the Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. During the period covered by this Quarterly Report on Form 10-Q, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II OTHER INFORMATION

Item 1: Legal Proceedings

On July 31, 2003, the Company filed a complaint in a new action against AT&T Corp., PTEK Holdings, Inc. and PTEK's subsidiary Xpedite Systems, Inc. in the Superior Court of New Jersey - Law Division, Middlesex County (the "New Action"), and filed a notice of appeal with the Superior Court of New Jersey - Appellate Division relating to the decision of the Chancery Court to dismiss EasyLink's original action against AT&T and PTEK (the "Appeal"). The New Action, among other relief, seeks a declaratory judgment that the agreement between AT&T and PTEK violates contractual agreements between the Company and AT&T and that their agreement is void and seeks damages for breach of contract, breach of fiduciary duty, unfair competition, breach of confidentiality obligations and tortious interference.

This matter arises out of the February 27, 2003 announcement by PTEK Holdings, Inc. ("PTEK"), one of the Company's principal competitors, that it had entered into an agreement with AT&T to purchase 1,423,980 shares of outstanding Class A common stock of the Company held by AT&T and a $10 million promissory note of the Company held by AT&T and related actions of AT&T, PTEK and Xpedite. In response to PTEK's announcement, the Company commenced on March 17, 2003 an action against AT&T, PTEK and Xpedite (the "Original Action"). The Original Action sought, among other things, to enjoin AT&T from selling the promissory note held by AT&T to PTEK, to compel AT&T to participate in the Company's current debt restructuring and to enjoin PTEK and Xpedite from contacting the Company's creditors and making false statements to the Company's customers and creditors regarding the Company and its financial position. AT&T Corp. and PTEK filed a motion to dismiss EasyLink's complaint in the Original Action or, alternatively, to transfer the action to the Law Division. On June 26, 2003, the Court dismissed the claims made in EasyLink's Original Action, but indicated that EasyLink may file a new complaint as part of a new action. Accordingly, the Company has filed the New Action and the Appeal in order to pursue its rights and remedies. No assurance can be given as to the outcome of this matter.

Item 2: Changes in Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the three months ended June 30, 2003, we issued shares of Class A common stock as follows:

         The Company issued 50,699 shares of Class A common stock valued at $31,028 for accounting purposes on June 1, 2003 in payment of $25,857 of accrued interest in lieu of cash. The issuance of the shares was made pursuant to the terms of the underlying notes on which the interest accrued and not at the election of the holders of the notes. The issuance of the notes and, therefore, the issuance of the shares in payment of interest were exempt from registration pursuant to the private placement exemption contained in Section 4(2) of the Securities Act because the shares were issued in a transaction not involving a public offering to investors capable of evaluating the merits and risks of the investment and not in need of the protections afforded by registration under the Act.

         The Company issued an aggregate of 227,512 shares of Class A common stock as matching contributions pursuant to its 401(k) plan during the three months ended June 30, 2003. These issuances were not subject to the registration requirements of the Securities Act because the issuance of the shares was not voluntary and contributory on the part of employees.

         The Company issued 1,923,077 shares of Class A common stock on April 30, 2003 in a financing for $1.0 million in cash in connection with the closing of the Company's May 1, 2003 debt restructuring. The proceeds were used to fund cash payments required to be made in exchange for debt eliminated in the debt restructuring. This issuance was exempt from registration pursuant to the private placement exemption contained in Section 4(2) of the Securities Act because the shares were issued in a transaction not involving a public offering to investors capable of evaluating the merits and risks of the investment and not in need of the protections afforded by registration under the Act.

         During the three months ended June 30, 2003, the Company issued 22,334,855 shares of Class A common stock and notes in the principal amount of $790,053 and $283,504, respectively, in each case in exchange for the cancellation of debt. These securities were issued in reliance on the exemption contained in Section 3(a)(9) of the Securities Act. The securities were exchanged by the Company with existing security holders exclusively and no commission or other remuneration was paid or given directly or indirectly for soliciting the exchange.

Item 4: Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of Shareholders was held on August 7, 2003.

(b) Each of the persons named in the Proxy Statement as a nominee for Director was elected.

(c) The following are the voting results on each of the matters that were submitted to the shareholders:

                                                                    Withheld or
                                          For          Against       Abstain

Election of Directors

Gerald Gorman                          33,367,442     3,428,760
Thomas Murawski                        33,361,930     3,434,272
George Abi Zeid                        33,366,805     3,429,397
Robert Casale                          36,697,799        98,403
Stephen Duff                           36,697,629        98,573
George Knapp                           36,697,719        98,483
Dennis Raney                           36,706,145        90,057

Resolutions

To approve the EasyLink Services       22,201,682     4,278,672        9,575
Corporation 2003 Stock Option Plan



The text of the matters referred to under this Item 4 is set forth in the Proxy Statement dated April 23, 2002 previously filed with the Commission and incorporated herein by reference.

Item 5 Other Information

On August 13, 2003, the Audit Committee of the Board of Directors re-appointed KPMG LLP to continue as the Company's independent auditors for the year 2003. KPMG LLP has served as the Company's independent auditors since 1998.


Item 6 Exhibits and Reports on Form 8-K

The following exhibits are filed as part of this report:



Exhibit 10.1 Amendment No. 1 dated as of August 8, 2003 to Employment Agreement between Thomas Murawski and the Company.

Exhibit 31.1      Rule 13a-14(a)/15d-14(a) Certification of the Chief
                  Executive Officer

Exhibit 31.1      Rule 13a-14(a)/15d-14(a) Certification of Chief
                  Financial Officer

Exhibit 32.1      Section 1350 Certification of the Chief Executive Officer

Exhibit 32.1      Section 1350 Certification of the Chief Financial Officer


Reports on Form 8-K - EasyLink Services Corporation filed the following reports on Form 8-K during the three months ended June 30, 2003:

           On April 23, 2003, the Company filed a Form 8-K disclosing the scheduling of a hearing before a Nasdaq Listing Qualifications Panel regarding the Company's continued listing on the Nasdaq National Market.

           On May 2, 2003, the Company filed a Form 8-K announcing the completion of a debt elimination transaction and the closing of a financing.

           On May 8, 2003, the Company submitted a Form 8-K to furnish its quarterly earnings announcement pursuant to Item 12 of Form 8-K.

           On June 27, 2003, the Company filed a Form 8-K to disclose the re-scheduling of a hearing before a Nasdaq Listing Qualifications Panel regarding the Company's continued listing on the Nasdaq National Market and to update disclosure regarding pending legal proceedings.

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

EasyLink Services Corporation

              /s/ DEBRA L. MCCLISTER
              ----------------------
              Executive Vice President and
              Chief Financial Officer

August 14, 2003

                                  Exhibit Index

Exhibit 10.1 Amendment No. 1 dated as of August 8, 2003 to Employment Agreement between Thomas Murawski and the Company.

Exhibit 31.1   Rule 13a-14(a)/15d-14(a) Certification of the Chief
               Executive Officer

Exhibit 31.2   Rule 13a-14(a)/15d-14(a) Certification of the Chief
               Financial Officer

Exhibit 32.1   Section 1350 Certification of the Chief Executive Officer



Exhibit 32.2   Section 1350 Certification of the Chief Financial Officer