Form 10-Q
period 2003-09-30
EASYLINK SERVICES CORP
filed 2003-11-14
CIK 1081661

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes |_| No |X|

Common stock outstanding at October 31, 2003: Class A common stock $0.01 par value 42,764,155 shares, and Class B common stock $0.01 par value 1,000,000 shares.

                          EASYLINK SERVICES CORPORATION
                               SEPTEMBER 30, 2003
                                    FORM 10-Q
                                      INDEX


                                                                                                                      Page
                                                                                                                     Number*
                                                                                                                     -------

PART I:      FINANCIAL INFORMATION

Item 1:      Condensed Consolidated Financial Statements:
             Condensed Consolidated Balance Sheets as of September 30,
             2003 (unaudited) and December 31, 2002................................................................     3

             Unaudited Condensed Consolidated Statements of Operations for the
             three months ended September 30, 2003 and 2002........................................................     4

             Unaudited Condensed Consolidated Statements of Operations for the
             nine months ended September 30, 2003 and 2002.........................................................     5

             Unaudited Condensed Consolidated Statements of Cash Flows for the
             nine months ended September 30, 2003 and 2002.........................................................     6

             Notes to Unaudited Interim Condensed Consolidated Financial Statements................................     8

Item 2:      Management's Discussion and Analysis of Financial Condition and Results of Operations.................    13

Item 3:      Qualitative and Quantitative Disclosure about Market Risk.............................................    18

Item 4:      Controls and Procedures...............................................................................    27

PART II:     OTHER INFORMATION

Item 1:      Legal Proceedings.....................................................................................    27

Item 2:      Changes in Securities and Use of Proceeds.............................................................    27

Item 4:      Submission of Matters to a Vote of Security Holders...................................................    28

Item 6:      Exhibits and Reports on Form 8-K......................................................................    28

Signatures.........................................................................................................    29


ITEM 1 CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         EasyLink Services Corporation
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

                                                                                              September 30,   December 31,
                                                                                                  2003            2002
                                                                                              -------------   ------------
                                                                                               (unaudited)
                                     ASSETS
Current assets:
Cash and cash equivalents ................................................................     $   4,482      $   9,554
Accounts receivable, net of allowance for doubtful accounts of $5,830 and
 $8,052 as of September 30, 2003 and December 31, 2002, respectively .....................        12,766         11,938
Prepaid expenses and other current assets ................................................         2,354          2,019
                                                                                               ---------      ---------

Total current assets .....................................................................        19,602         23,511
                                                                                               ---------      ---------

Property and equipment, net ..............................................................        12,233         14,833
Goodwill, net ............................................................................         6,266          6,266
Other intangible assets, net .............................................................        12,307         14,548
Other assets .............................................................................         1,068          1,853
                                                                                               ---------      ---------

Total assets .............................................................................     $  51,476      $  61,011
                                                                                               =========      =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable .........................................................................     $  11,055      $  10,235
Accrued expenses .........................................................................        15,231         20,853
Restructuring reserves payable ...........................................................         1,357          1,651
Current portion of capital lease obligations .............................................           230            413
Current portion of notes payable .........................................................         3,755          4,152
Current portion of capitalized interest on notes payable .................................         2,187          4,283
Deferred revenue .........................................................................           232            616
Other current liabilities ................................................................           567            563
Net liabilities of discontinued operations ...............................................           959            360
                                                                                               ---------      ---------

Total current liabilities ................................................................        35,573         43,126
                                                                                               ---------      ---------

Capital lease obligations, less current portion ..........................................            51            196
Notes payable, less current portion ......................................................         8,839         71,398
Capitalized interest on notes payable, less current portion ..............................         2,587          7,402
Other long term liabilities ..............................................................         1,305            711
                                                                                               ---------      ---------

Total liabilities ........................................................................        48,355        122,833
                                                                                               ---------      ---------

Stockholders' equity (deficit):
Common stock, $0.01 par value; 510,000,000 shares authorized at September 30,
2003 and December 31, 2002, respectively: Class A--500,000,000 shares authorized at September 30, 2003 and December 31, 2002; 42,438,785 and 16,129,318 shares issued and outstanding at September 30, 2003 and
December 31, 2002, respectively ..........................................................           424            161
Class B--10,000,000 shares authorized at September 30, 2003 and December 31, 2002, respectively, 1,000,000 issued and outstanding at September 30, 2003 and
December 31, 2002 ........................................................................            10             10
Additional paid-in capital ...............................................................       551,909        537,544
Accumulated other comprehensive loss .....................................................          (133)          (246)
Accumulated deficit ......................................................................      (549,089)      (599,291)
                                                                                               ---------      ---------

Total stockholders' equity (deficit) .....................................................         3,121        (61,822)
                                                                                               ---------      ---------

Commitments and contingencies

Total liabilities and stockholders' equity (deficit) .....................................     $  51,476      $  61,011
                                                                                               =========      =========


See accompanying notes to unaudited condensed consolidated financial statements.

                          EasyLink Services Corporation
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)
                                   (unaudited)

                                                  Three Months Ended September 30,
                                                  --------------------------------
                                                        2003            2002
                                                  -------------    ---------------
Revenues .......................................   $     25,065    $     28,017

Cost of revenues ...............................         10,863          14,012
                                                   ------------    ------------

Gross profit ...................................         14,202          14,005
                                                   ------------    ------------

Sales and marketing expenses ...................          4,392           5,581
General and administrative expenses ............          5,686           7,354
Product development expenses ...................          1,377           1,977
Restructuring charges ..........................            788           1,710
Gain on sale of businesses .....................             --            (300)
Amortization of intangible assets ..............            517           1,687
                                                   ------------    ------------
                                                         12,760          18,009
                                                   ------------    ------------

Income (loss) from operations ..................          1,442          (4,004)
                                                   ------------    ------------

Other income (expense):
Interest income ................................              5              28
Interest expense ...............................           (134)         (1,139)
Gain on debt restructurings and settlements ....              -           6,558
Other, net .....................................             54             315
                                                   ------------    ------------

Total other income (expense), net ..............            (75)          5,762
                                                   ------------    ------------

Income from continuing operations ..............   $      1,367    $      1,758
                                                   ------------    ------------

Loss from discontinued operations ..............           (838)             --
                                                   ------------    ------------

Net income .....................................   $        529    $      1,758
                                                   ============    ============


Basic and diluted net income (loss) per share:

Income from continuing operations ..............   $       0.03    $       0.10

Loss from discontinued operations ..............   $      (0.02)           ----
                                                   ------------    ------------

Net income per share ...........................   $       0.01    $       0.10
                                                   ============    ============


Weighted-average basic shares outstanding ......     43,534,594      16,978,437
                                                   ============    ============

Weighted-average diluted shares outstanding ....     44,479,302      17,231,706
                                                   ============    ============


See accompanying notes to unaudited condensed consolidated financial statements.

                          EasyLink Services Corporation
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)
                                   (unaudited)


                                                             Nine Months Ended September 30,
                                                             -------------------------------
                                                                  2003            2002
                                                             ------------    ---------------
Revenues .................................................   $     76,608    $     88,351

Cost of revenues .........................................         37,931          44,166
                                                             ------------    ------------

Gross profit .............................................         38,677          44,185
                                                             ------------    ------------

Sales and marketing expenses .............................         14,064          16,201
General and administrative expenses ......................         18,700          21,771
Product development expenses .............................          5,039           5,316
Restructuring charges ....................................            788           1,710
Gain on sale of business .................................             --            (300)
Amortization of intangible assets ........................          1,550           5,063
                                                             ------------    ------------

                                                                   40,141          49,761
                                                             ------------    ------------

Loss from operations .....................................         (1,464)         (5,576)
                                                             ------------    ------------

Other income (expense):
Interest income ..........................................             30             175
Interest expense .........................................         (1,231)         (3,672)
Gain on debt restructurings and settlements ..............         53,666           6,558
Other, net ...............................................             44             342
                                                             ------------    ------------

Total other income (expense), net ........................         52,509           3,403
                                                             ------------    ------------

Income (loss) from continuing operations .................   $     51,045    $     (2,173)
                                                             ------------    ------------

Loss from discontinued operations ........................           (838)             --
                                                             ------------    ------------

Net income (loss) ........................................   $     50,207    $     (2,173)
                                                             ============    ============

Basic net income (loss) per share:

Income (loss) from continuing operations .................   $       1.57    $      (0.13)

Loss from discontinued operations ........................   ($      0.03)            ---
                                                             ------------    ------------

Net income (loss) ........................................   $       1.54    $      (0.13)
                                                             ============    ============

Diluted net income (loss) per share:

Income (loss) from continuing operations .................   $       1.56    $      (0.13)

Loss from discontinued operations ........................   ($      0.03)            ---
                                                             ------------    ------------

Net income (loss) ........................................   $       1.53    $      (0.13)
                                                             ============    ============


Weighted-average basic shares outstanding ................     32,505,571      16,565,016
                                                             ============    ============

Weighted-average diluted shares outstanding ..............     32,620,014      16,565,016
                                                             ============    ============


See accompanying notes to unaudited condensed consolidated financial statements.

                          EasyLink Services Corporation
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                                                    Nine Months Ended September 30,
                                                                                    -------------------------------
                                                                                         2003               2002
                                                                                    ------------          ---------
Cash flows from operating activities:
Net income (loss) .............................................................         $ 50,207          $ (2,173)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss from discontinued operations .............................................             (838)              ---
Non-cash interest .............................................................              169             1,738
Depreciation and amortization .................................................            6,588             7,620
Amortization of intangible assets .............................................            2,241             6,052
Provision for doubtful accounts ...............................................             (132)            2,520
Provision for restructuring and impairments ...................................              788             1,710
Gain on debt restructuring and settlements ....................................          (53,666)           (6,558)
Issuance of shares as matching contributions to employee benefit plans ........              375               326
Other .........................................................................              170              (121)
Changes in operating assets and liabilities:
Accounts receivable ...........................................................             (696)            5,336
Prepaid expenses and other current assets .....................................              (32)           (1,551)
Other assets ..................................................................              225               (34)
Accounts payable, accrued expenses and other current liabilities ..............           (1,180)          (13,911)
Deferred revenue ..............................................................             (384)             (425)
                                                                                        --------          --------

Net cash provided by operating activities .....................................            3,835               529
                                                                                        --------          --------

Cash flows from investing activities:
Purchases of property and equipment, including capitalized software ...........           (4,083)           (2,284)
Proceeds from sale of business ................................................             ----               300
                                                                                        --------          --------

Net cash used in investing activities .........................................           (4,083)           (1,984)
                                                                                        --------          --------

Cash used in financing activities:
Payments under capital lease obligations ......................................             (328)             (460)
Interest payments on restructured notes .......................................             (562)             (897)
Payments of notes payable .....................................................           (5,046)             (727)
Proceeds from issuance of Class A common stock ................................            1,000               ---
                                                                                        --------          --------

Net cash used in financing activities .........................................           (4,936)           (2,084)
                                                                                        --------          --------

Effect of foreign exchange rate changes on cash and cash equivalents ..........              112              (114)
                                                                                        --------          --------

Net decrease in cash and cash equivalents .....................................           (5,072)           (3,653)

Cash used in discontinued operations ..........................................               --              (300)

Cash and cash equivalents at beginning of the period ..........................            9,554            13,278
                                                                                        --------          --------

Cash and cash equivalents at the end of the period ............................         $  4,482          $  9,325
                                                                                        ========          ========

Supplemental disclosure of interest paid and non-cash information:

During the nine months ended September 30, 2003 and 2002, the Company paid approximately $0.6 and $3.1 million, respectively, for interest. In addition, the Company issued 274,629 and 777,390 shares of Class A common stock valued at approximately $0.2 and $1.7 million, respectively, as payment for interest in lieu of cash during the nine months ended September 30, 2003 and 2002 (see Note
2).

During the nine months ended September 30, 2003, the Company issued shares of Class A common stock as follows:

The Company issued 23,585,037 shares of Class A common stock in connection with the cancellation of debt. These shares were valued at approximately $13.0 million (See Note 2).

The Company issued 455,173 shares of Class A common stock valued at approximately $375 thousand in connection with matching contributions to its 401(k) plan.

The Company issued 71,550 shares of Class A Common Stock valued at approximately $70 thousand in connection with the exercise of employee stock options.

During the nine months ended September 30, 2002, the Company issued shares of Class A common stock as follows:

The Company issued 198,966 shares of Class A common stock valued at approximately $326 thousand in connection with matching contributions to its 401(k) plan.

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

Non-cash financing activities:

During the nine months ended September 30, 2002, the Company issued 100,000 shares of Class A common stock in connection with the March 20, 2001 private placement.

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

(b) Unaudited Interim Condensed Consolidated Financial Information

The accompanying interim condensed consolidated financial statements as of September 30, 2003 and for the three and nine months ended September 30, 2003 and 2002 have been prepared by the Company and are unaudited. In the opinion of management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company as of September 30, 2003 and the consolidated results of operations and cash flows for the interim periods ended September 30, 2003 and 2002. The results of operations for any interim period are not necessarily indicative of the results of operations for any other future interim period or for a full fiscal year. The condensed consolidated balance sheet at December 31, 2002 has been derived from audited consolidated financial statements at that date.

For each of the years ended December 31, 2002, 2001 and 2000, the Company received a report from its independent accountants containing an explanatory paragraph stating that the Company suffered recurring losses from operations since inception and has a working capital deficiency that raises substantial doubt about the Company's ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management believes the Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required and to maintain profitable operations. As part of this process, management is continuing its efforts to further reduce total operating costs. In addition, as part of the Company's announced efforts that it was actively seeking to eliminate substantially all of its outstanding indebtedness, the Company eliminated $61.6 million in principal amount of debt during the nine months ended September 30, 2003 in exchange for $3.1 million in cash and the issuance of 23.6 million shares of Class A common stock valued at $13.0 million. The Company also entered into agreements to repay an outstanding note in the principal amount of $115,000 and accrued interest obligations in the aggregate amount of $959,000 over the next three years, which accrued interest obligations include $284,000 due to George Abi Zeid, a director and officer of the Company and the former sole shareholder of STI. See Note 2 for additional information.

Subsequent to September 30, 2003, the Company agreed to a settlement of its lawsuit against AT&T and PTEK which included the modification of the amortization schedule of its note payable to AT&T reducing principal and interest payments to $800,000 per quarter with a final payment of $5.7 million on June 1, 2006. This deferral of payments provides the Company with improved liquidity through 2005 in further support of its ability to continue as a going concern. No adjustment has been made in the balance sheet as of September 30, 2003 to reflect the change in the amortization of this indebtedness. See Note 4
- Commitments and Contingencies - Legal Proceedings for additional information. In addition, subsequent to September 30, 2003, the Company issued 296,667 shares of Class A common stock valued at $0.6 million in exchange for the cancellation of $0.9 million principal amount of 7% convertible subordinated notes and associated accrued interest thereon, resulting in a gain of $0.4 million to be recorded in the quarter ending December 31, 2003.

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

The net liabilities of WORLD.com, a wholly owned subsidiary, and its majority owned subsidiaries, are reported as discontinued operations in the consolidated balance sheets as of September 30, 2003 and December 31, 2002 as a result of the sale or discontinuance of the operations of this business in 2001. During the three months ended September 30, 2003, a previously vacated judgment in the amount of $931,000 was reinstated against the Company in connection with the Company's suit against a broker engaged by the Company in connection with the proposed sale of the portal operations of its discontinued India.com business and the broker's counterclaim against the Company. The judgment and related costs, net of previously recorded reserves, is reflected in the loss from discontinued operations in the statements of operations for the three and nine months ended September 30, 2003. See Note 4- Commitments and Contingencies - Legal Proceedings for additional information.

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

The Company also enters into supplier arrangements providing bulk services at a fixed price and minimum quantity to certain customers for a specified period of time. Revenues earned under such arrangements are recognized over the term of the arrangement assuming collection of the resultant receivable is probable.

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

(g) Financial Instruments and Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash, cash equivalents, restricted investments, accounts receivable, notes payable and convertible notes payable. At September 30, 2003 and December 31, 2002, the fair value of cash, cash equivalents, restricted investments and accounts receivable approximated their financial statement carrying amount because of the short-term maturity of these instruments. The recorded values of notes payable and convertible notes payable approximate their fair values, as interest approximates market rates with the exception of the Convertible Subordinated Notes payable with a carrying value of $2.3 million and $24.1 million at September 30, 2003 and December 31, 2002, respectively, which had an estimated fair value of $0.6 million and $6.0 million at September 30, 2003 and December 31, 2002, respectively, based upon quoted market prices.

Credit is extended to customers based on the evaluation of their financial condition and collateral is not required. The Company performs ongoing credit assessments of its customers and maintains an allowance for doubtful accounts. No single customer exceeded 10% of either total revenues or accounts receivable as of and for the three and nine month periods ended September 30, 2003. Revenues from the Company's five largest customers accounted for an aggregate of 6% of the Company's total revenues for the nine months ended September
30, 2003 and 2002.

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

At September 30, 2003 and 2002, the Company had common stock equivalents of approximately 5.4 million and 8.9 million shares respectively, related to stock options, warrants and convertible debt, that were not included in the computation of net income (loss) per share because they were antidilutive.

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


                                                                       For the three months              For the nine months
                                                                        ended September 30,              ended September 30,
                                                                     -------------------------       ----------------------------
                                                                        2003           2002              2003            2002
                                                                     ---------       ---------       ----------       -----------
Net income (loss):
Income (loss) from continuing operations, as reported .........      $   1,367       $   1,758       $   51,045       $   (2,173)
Deduct: total stock based employee compensation
determined under the fair value method ........................         (1,968)         (2,722)          (7,547)          (8,245)
                                                                     ---------       ---------       ----------       ----------

Pro forma income (loss) from continuing operations ............      $    (601)      $    (964)      $   43,498       $  (10,418)

Loss from discontinued operations .............................      $    (838)        $  ----       $     (838)        $   ----
                                                                     ---------       ---------       ----------       ----------

Proforma net income (loss) ....................................      $  (1,439)      $    (964)      $   42,660       $  (10,418)
                                                                     =========       =========       ==========       ==========

Basic net income (loss) per share:
Income (loss) from continuing operations as reported ..........      $    0.03       $    0.10       $     1.57       $    (0.13)
Deduct: total stock based employee compensation
determined under the fair value method ........................      $   (0.04)      $   (0.16)      $    (0.23)      $    (0.50)
                                                                     ---------       ---------       ----------       ----------
Pro forma income (loss) from continuing operations ............      $   (0.01)      $   (0.06)      $     1.34       $    (0.63)
Loss from discontinued operations .............................      $   (0.02)      $    ----       $    (0.03)      $    ----
                                                                     ---------       ---------       ----------       ----------
Proforma basic net income (loss) ..............................      $   (0.03)      $   (0.06)      $     1.31       $    (0.63)

Diluted net income (loss) per share:
Income (loss) from continuing operations as reported ..........      $    0.03       $    0.10       $     1.56       $    (0.13)
Deduct: total stock based employee compensation
determined under the fair value method ........................      $   (0.04)      $   (0.16)      $    (0.23)      $    (0.50)
                                                                     ---------       ---------       ----------       ----------
Pro forma income (loss) from continuing operations ............      $   (0.01)      $   (0.06)      $     1.33       $    (0.63)
Loss from discontinued operations .............................      $   (0.02)      $    ----       $    (0.03)      $    ----
                                                                     ---------       ---------       ----------       ----------
Proforma diluted net income (loss) ............................      $   (0.03)      $   (0.06)      $     1.30       $    (0.63)


The resulting effect on the pro forma net income (loss) disclosed for the three and nine month periods ended September 30, 2003 and 2002 is not likely to be representative of the effects of the net income (loss) on a pro forma basis in future years, because the pro forma results include only the impact of grants issued to date and related vesting, while subsequent years will include additional grants and vesting. For purposes of pro-forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period.

(j) Comprehensive Income (Loss)

The components of comprehensive income (loss) consist of the following:


                                                    For the three months    For the nine months
                                                     ended September 30,    ended September 30,
                                                    --------------------    --------------------
                                                        2003      2002        2003       2002
                                                    ----------  --------    -------    ---------
Net income (loss) ...............................    $   529    $ 1,758     $50,207    $(2,173)

Other comprehensive gain:

Foreign currency translation adjustments ........         18        (90)        112       (114)
                                                     -------    -------     -------    -------

Comprehensive income (loss) .....................    $   547    $ 1,668     $50,319    $(2,287)
                                                     =======    =======     =======    =======


Accumulated other comprehensive loss at September 30, 2003 and December 31, 2002 solely consists of foreign currency translation adjustments.

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

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A variable interest entity is a corporation, partnership, trust, or any other legal structures used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after December 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company has evaluated the impact of FIN 46 and does not believe that it will have any impact on the Company's financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative. It also clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and did not have an impact on the Company's financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify certain financial instruments as a liability (or as an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have an impact on the Company's financial position or results of operations.

(2) Notes Payable

During the quarter ended September 30, 2003, the Company eliminated $317,000 of debt in exchange for 180,000 shares of Class A common stock valued at $0.3 million.

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

During the quarter ended September 30, 2002, the company entered into two separate transactions repurchasing $5.0 million in 10% Senior Convertible Notes and a 12% Senior Restructure Note and a restructure balloon liability in the amount of $0.5 million for a total of $0.6 million in cash and 5,415 shares of Class A Common stock valued at $6,000. The Company recorded $6.6 million in gains on the transactions including the impact of the reversal of $1.7 million of capitalized interest related to the repurchased debt.

The elimination of outstanding debt in 2003 will result in substantial income from cancellation of debt for income tax purposes. The Company intends to minimize its income tax payable as a result of the restructuring by, among other things, offsetting the income with its historical net operating losses and otherwise reducing the income in accordance with applicable income tax rules. As a result, the Company does not expect to incur any material current income tax liability from the elimination of this debt. However, the relevant tax authorities may challenge the Company's income tax positions. No assurance can be given that the Company will be able to offset or otherwise reduce all or any of the cancellation of debt income resulting from the elimination of debt in 2003. If the Company is not able to offset or otherwise reduce the cancellation of debt income, the Company may incur material income tax liabilities as a result of the elimination of debt and the Company may be unable to pay these liabilities.

Notes payable include the following, in thousands:


                                                                              September 30, 2003        December 31, 2002
                                                                          ------------------------    --------------------------
                                                                          Capitalized                 Capitalized
                                                                            Interest     Principal      Interest       Principal
                                                                          -----------    ---------    ------------     ---------
2000 7% Convertible Subordinated Notes due
          February 2005 ...........................................        $    --        $ 2,315        $    --        $24,095
2001 10% Senior Convertible Notes due January 2006 ................             --             --          5,528         31,059
2001 12% AT&T restructure note due in 13 quarterly
          payments beginning June 2003 ............................          4,651          8,462          5,160         10,000
2001 12% Note payable to former shareholder of
          STI due in 13 quarterly payments
          beginning June 2003 .....................................             --             --            997          2,683
2003 12% Note payable to former shareholder of
          STI due in 12 monthly payments
          beginning June 2003 .....................................              9            189             --             --
2001 12% Restructure notes due in 13 quarterly
          payments beginning June 2003 ............................             --            445             --          6,132
2003 12% Note payable due in 13 quarterly
          payments beginning June 2003 ............................            114            726             --             --
2001 Restructuring balloon payments due October 2004 ..............             --            389             --            795
Other .............................................................             --             68             --            786
                                                                           -------        -------        -------        -------

Total notes payable and capitalized interest ......................          4,774         12,594         11,685         75,550

  Less current portion ............................................          2,187          3,755          4,283          4,152
                                                                           -------        -------        -------        -------

Non current portion ...............................................        $ 2,587        $ 8,839        $ 7,402        $71,398
                                                                           =======        =======        =======        =======


(3)  Restructuring Charges

During the three months ended September 30, 2002, restructuring charges of $1.7 million were recorded by the Company in accordance with the provisions of EITF 94-3, and Staff Accounting Bulletin 100. The Company's restructuring initiatives are related to the relocation and consolidation of its New Jersey office facilities into one location which was completed in 2003. The restructuring charges are comprised of net abandonment cost with respect to leases and the write-off of leasehold improvements. During the three months ended September 30, 2003, the Company recorded additional restructuring charges of $0.8 million for net abandonment costs on leases as estimated sublease rentals were revised.

(4) Commitments and Contingencies

Master Carrier Agreement

In connection with the acquisition of the EasyLink Services business from AT&T Corp., the Company entered into a Master Carrier Agreement with AT&T. Under this agreement, AT&T will provide the Company with a variety of telecommunications services that are required in connection with the provision of the Company's services. The term of the agreement for network connection services is 36 months through May 2005 and the term of the agreement for private line and satellite services is 36 months through February 2004. Under the agreement, the Company has a minimum revenue commitment for network connection services equal to $3 million for each of the three years of the contract. In addition, the Company has a minimum revenue commitment for private line and satellite services equal to $375,000 per month during the three-year term. The Company also has a minimum revenue commitment for switched services equal to $120,000 per year. If the Company terminates the network connection services or the private line and satellite services prior to the end of the term or AT&T terminates the services for the Company's breach, the Company must pay to AT&T a termination charge equal to 50% of the unsatisfied minimum revenue commitment for these services for the period in which termination occurs plus 50% of the minimum revenue commitment for each remaining commitment period in the term.

Other Telecommunications Services

The Company has committed to purchase from MCI a minimum of $75,000 per month in other telecommunications services through July 2005 and to purchase from XO Communications, Inc. a minimum of $35,000 per month in services through November 2004. The Company also has one year commitments to purchase internet bandwidth services from various providers that aggregate approximately $67,000 per month.

Legal Proceedings

On September 13, 2003, in the pending litigation with the broker engaged to sell the portal operations of the Company's discontinued India.com business, the Court has reinstated the previously vacated judgment in favor of the broker in the original amount of $931,000. The Company has filed for an appeal. The Court has permitted the Company, in lieu of posting an appeal bond, to place $50,000 per month for eight months commencing November 7, 2003, for a total of $400,000, into a trust account to provide funds for the payment of the judgment if upheld on appeal. Although the Company intends to pursue its appeal vigorously, no assurance can be given as to the Company's likelihood of success or its ultimate liability, if any, in connection with this matter. The judgment and related costs, net of previously recorded reserves, has been accrued in the net liabilities of discontinued operations in the balance sheet as of September 30, 2003 and in the loss from discontinued operations in the statements of operations for the three and nine months ended September 30, 2003.


(5)  Subsequent Events

On October 15, 2003, the Company issued 296,667 shares of Class A common stock valued at $0.6 million in exchange for the cancellation of $0.9 million principal amount of 7% convertible subordinated notes and associated accrued interest thereon, resulting in a gain of $0.4 million to be recorded in the quarter ending December 31, 2003.

On October 20, 2003, the Company entered into a settlement of its legal dispute with AT&T Corp.("AT&T") and PTEK Holdings, Inc ("PTEK"). The dispute arose out of the February 27, 2003 announcement that PTEK had entered into an agreement with AT&T to purchase 1,423,980 shares of outstanding Class A common stock of the Company held by AT&T and a promissory note of the Company held by AT&T. Under the settlement, the Company agreed to consent to the transfer of the shares and the note from AT&T to PTEK in exchange for a modified amortization schedule on the note and the return to the Company for cancellation of a warrant issued to AT&T Corp. to purchase 1,000,000 shares of the Company's Class A common stock. The parties have agreed to dismiss all pending actions relating to the matter. Under the modified terms of the note, the Company will amortize the $10,975,082 remaining outstanding balance of principal of and interest on the Note as of September 1, 2003 and all future accrued interest by making equal quarterly installment payments of principal and interest in the amount of $800,000 and a final payment of $5,745,846.45 on the June 1, 2006 maturity date. The note was originally issued as part of the purchase price for the acquisition of the AT&T EasyLink business from AT&T Corp. and is secured by the assets of that business and the assets of Swift Telecommunications, Inc acquired at the same time. The principal amount of the note was previously reduced from its original principal balance of $35,000,000 to $10,000,000 pursuant to the Company's ongoing debt restructuring process over the last two years. The warrant returned to the Company for cancellation represented the right to purchase 1,000,000 shares at an exercise price of $6.10 per share and had an expiration date of November 27, 2011.


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

For the nine months ended September 30, 2003, total revenues were $76.6 million compared to $88.3 million for the nine months ended September 30, 2002. Net income was $50.2 million for the nine months ended September 30, 2003 as compared to a net loss of $2.2 million for the nine months ended September 30, 2002. The 2003 and 2002 results included gains on debt restructuring and settlements of $53.7 million and $6.6 million, respectively.

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

In light of our limited operating history, we believe that period-to-period comparisons of our revenues and operating results are not meaningful and should not be relied upon as indications of future performance. However, we do believe that the our revenues and operating results in future periods will be more comparable to the results for the three and nine month periods ended September 30, 2003.

We have experienced declines in revenues for the three and nine months periods ended September 30, 2003 as compared to the comparable periods ended September 30, 2002. See "Results Of Operations Three Months Ended September 30, 2003 and 2002" and "Results of Operations Nine Months Ended September 30, 2003 and 2002". The decrease primarily occurred in our production messaging services, which include fax, telex and email hosting, as a result of lower volumes and negotiated customer price reductions. We expect that the declines in revenues from production messaging services may continue in the future. Our strategy to grow revenues and to mitigate the effects of this decline includes the sale of existing and new services to our large base of existing customers, as well as offering our services to new customers. Among the new services that we have recently introduced are document capture and management services. See "Item 1. Business - Our Business Services" contained in our Form 10K filed March 31, 2003.

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

Results of operations three months ended September 30, 2003 and 2002

Revenues

Revenues for the three months ended September 30, 2003 were $25.1 million, as compared to $28.0 million for the comparable period in 2002. The decrease of $2.9 million was due primarily to reduced revenues in our production messaging services, which include fax, telex and email hosting, as a result of lower volumes and negotiated customer price reductions. Revenues in the 2003 and 2002 quarters consist almost entirely of revenues from providing information exchange services to businesses and are derived from electronic data interchange services or "EDI"; production messaging services; integrated desktop messaging services; boundary and managed email services; and other services.

Cost of Revenues

Cost of revenues for the three months ended September 30, 2003 decreased to $10.9 million as compared to $14.0 million for the comparable period in 2002 and, as a percentage of revenues, these costs decreased to 43.3% in the 2003 quarter as compared to 50.0% of revenues in the comparable 2002 quarter. Costs were lower in total and as a percentage of revenues due to lower costs for variable telecommunications charges, reductions in fixed network facilities and a reversal of $1.2 million (4.8% of revenues) in accrued telecom costs as a result of a negotiated agreement with one of the Company's providers.

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

Sales and Marketing Expenses

Sales and marketing expenses were $4.4 million and $5.6 million for the three months ended September 30, 2003 and 2002, respectively. Included in this category are costs related to salaries and commissions for sales, marketing, and business development personnel. Also included are costs for promotional programs, trade shows and marketing materials. The lower costs in the 2003 quarter were the result of reduced staffing in each of the functional areas.

General and Administrative Expenses

General and administrative expenses were $5.7 million during the three months ended September 30, 2003 as compared to $7.4 million during the comparable period of 2002. The $1.7 million decrease is the net impact of various cost component changes but the most significant change from period to period was a reduction of $0.9 million in our provision for bad debts as a result of improved collection and credit experience.

Product Development Expenses

Product development costs, which consist primarily of personnel and consultants' time and expense to research, conceptualize, and test product launches and enhancements to our products, were $1.4 million for the three months ended September 30, 2003 as compared to $2.0 million in comparable period of 2002. The net decrease in costs results mainly from reduced staffing and lower consultants costs.

Restructuring Charges

During the three months ended September 30, 2002, restructuring charges of $1.7 million were recorded by the Company in accordance with the provisions of EITF 94-3, and Staff Accounting Bulletin 100. The Company's restructuring initiatives are related to the relocation and consolidation of its New Jersey office facilities into one location which was completed in 2003. The restructuring charges are comprised of net abandonment cost with respect to leases and the write-off of leasehold improvements. During the three months ended September 30, 2003, the Company recorded additional restructuring charges of $0.8 million for net abandonment costs on leases.

Gain on Sale of Business

In 2002, the Company recorded a $0.3 million gain attributable to the sale of customer contracts for hosted email services (NIMS).

Amortization of Other Intangible Assets

As of January 1, 2002, the Company adopted FASB No. 142, "Goodwill and Other Intangibles". Statement No. 142 requires companies to no longer amortize goodwill but instead to test goodwill for impairment on an annual basis. Accordingly, we did not amortize any goodwill during the three and nine months ended September 30, 2003 and 2002, respectively. We completed an impairment assessment in the 4th quarter of 2002 with the assistance of an independent appraiser and determined that an impairment of goodwill had occurred. Based on a subsequent fair value analysis of the Company's goodwill, other intangible assets and other long-lived assets, we recorded an aggregate impairment of $78.8 million in the 4th quarter of 2002. The impairment of the other intangible assets reduced the basis for future amortization charges resulting in the $1.2 million decrease in amortization charges. Current period charges are $0.5 million in the quarter ended September 30, 2003 as compared to $1.7 million in the same period of 2002.

Other Income (Expense), Net

Interest income for the three months ended September 30, 2003 was $5,000 as compared to $28,000 during the comparable period of 2002. The decrease was due to lower cash balances and lower interest rates on temporary investments.

Interest expense was $0.1 million for the three months ended September 30, 2003 as compared to $1.1 million in the comparable period of 2002. The decrease was primarily due to reductions in the total debt balances outstanding during the quarter ended September 30, 2003 as compared to the same quarter in 2002 as a result of the debt restructurings and settlements completed through September 30, 2003.

Gain on Debt Restructurings and Settlements

In the three months ended September 30, 2002, we eliminated $5.5 million of indebtedness in exchange for the payment of $0.6 million in cash and the issuance of 5,415 shares of Class A common stock valued at $6,000 pursuant to our announced efforts to eliminate substantially all of our outstanding indebtedness. After reversing $1.7 million of previously capitalized interest, we recorded a gain of $6.6 million on these transactions.

Loss from Discontinued Operations

During the three months ended September 30, 2003, a previously vacated judgment in the amount of $931, 000 was reinstated against the Company in connection with the Company's suit against a broker engaged by the Company in connection with the proposed sale of the portal operations of its discontinued India.com business and the broker's counterclaim against the company. The judgment and related costs, net of previously recorded reserves, is reflected as the loss from discontinued operations in the current quarter statement. See Note 4-Commitments and Contingencies - Legal Proceedings for additional information.

Results of operations nine months ended September 30, 2003 and 2002

Revenues

Revenues for the nine months ended September 30, 2003 were $76.6 million, as compared to $88.3 million for the comparable period in 2002. The decrease of $11.8 million was due primarily to reduced revenues in our production messaging services, which include fax, telex and email hosting, as a result of lower volumes and negotiated customer price reductions. Revenues in the 2003 and 2002 periods consist almost entirely of revenues from providing information exchange services to businesses and are derived from electronic data interchange services or `EDI"; production messaging services; integrated desktop messaging services; boundary and managed email services; and other services.

Cost of Revenues

Cost of revenues for the nine months ended September 30, 2003 decreased to $37.9 million as compared to $44.2 million for the comparable period in 2002. As a percentage of revenues these costs were comparable in both periods amounting to 49.5% in 2003 and 50.0% in 2002. However, the 2003 costs are net of a $1.2 million (1.6% of revenues) reversal of previously accrued expenses. Without the reversal, costs increased as a percentage of revenues because of the fixed network expenses and fixed telecom facilities costs included in costs of revenues while revenues decreased from period to period, net of reductions in costs from continuing cost reduction programs and reduced variable telecom charges consistent with reduced customer volumes.

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

Sales and Marketing Expenses

Sales and marketing expenses were $14.1 million and $16.2 million for the nine months ended September 30, 2003 and 2002, respectively. Included in this category are costs related to salaries and commissions for sales, marketing, and business development personnel. Also included are costs for promotional programs, trade shows and marketing materials. The cost decrease of $2.1 million is a result of lower staffing levels in 2003.

General and Administrative Expenses

General and administrative expenses were $18.7 million during the nine months ended September 30, 2003 as compared to $21.8 million during the comparable period of 2002. The $3.1 million decrease is the net impact of various cost component changes but the most significant from period to period was a reduction of $2.6 million in our provision for bad debts as a result of improved collection and credit experience.

Product Development Expenses

Product development costs, which consist primarily of personnel and consultants' time and expense to research, conceptualize, and test product launches and enhancements to our products, were $5.0 million for the nine months ended September 30, 2003 as compared to $5.3 million in comparable period of 2002. The net decrease in costs mostly relates to lower consultants costs.

Restructuring Charges

During the nine months ended September 30, 2002, restructuring charges of $1.7 million were recorded by the Company in accordance with the provisions of EITF 94-3, and Staff Accounting Bulletin 100. The Company's restructuring initiatives are related to the relocation and consolidation of its New Jersey office facilities into one location which was completed in 2003. The restructuring charges are comprised of net abandonment cost with respect to leases and the write-off of leasehold improvements. During the nine months ended September 30, 2003, the Company recorded additional restructuring charges of $0.8 million for net abandonment costs on leases.

Gain on Sale of Business

In 2002, the Company recorded a $0.3 million gain attributable to the sale of customer contracts for hosted email services (NIMS).


Amortization of Other Intangible Assets

As of January 1, 2002, the Company adopted FASB No. 142, "Goodwill and Other Intangibles". Statement No. 142 requires companies to no longer amortize goodwill but instead to test goodwill for impairment on an annual basis. Accordingly, we did not amortize any goodwill during the nine months ended September 30, 2003 and 2002 respectively. We completed an impairment assessment in the 4th quarter of 2002 with the assistance of an independent appraiser and determined that an impairment of goodwill had occurred. Based on a subsequent fair value analysis of the Company's goodwill, other intangible assets and other long-lived assets, we recorded an aggregate impairment of $78.8 million in the 4th quarter of 2002. The impairment of the other intangible assets reduced the basis for future amortization charges resulting in the $3.5 million decrease in amortization charges for the nine months ended September 30, 2003 in comparison to the same period in 2002. Total charges are $1.6 million and $5.1 million in the nine months ended September 30, 2003 and 2002, respectively.

Other Income (Expense), Net

Interest income for the nine months ended September 30, 2003 was $30,000 as compared to $175,000 during the comparable period of 2002. The decrease was due to lower cash balances and lower interest rates on temporary investments.

Interest expense was $1.2 million for the nine months ended September 30, 2003 as compared to $3.7 million in the comparable period of 2002. The decrease was primarily due to reductions in the total debt balances outstanding during the nine months ended September 30, 2003 as compared to the same period in 2002 as a result of the debt restructurings and settlements completed through September 30, 2003.

Gain on Debt Restructurings and Settlements

In the nine months ended September 30, 2003, we eliminated $62.1 million of indebtedness in exchange for the payment of $3.1 million in cash and the issuance of 23.6 million shares of Class A common stock valued at $12.9 million pursuant to our announced efforts to eliminate substantially all of our outstanding indebtedness. After reversing $6.5 million of previously capitalized interest and $2.4 million of accrued interest net of debt issuance costs, we recorded total gains of $53.7 million on these transactions.

In the nine months ended September 30, 2002, we eliminated $5.5 million of indebtedness in exchange for the payment of $0.6 million in cash and the issuance of 5,415 shares of Class A common stock valued at $6,000 pursuant to our announced efforts to eliminate substantially all of our outstanding indebtedness. After reversing $1.7 million of previously capitalized interest, we recorded a gain of $6.6 million on these transactions

The elimination of outstanding debt will result in substantial income from cancellation of debt for income tax purposes. We intend to minimize the income tax payable as a result of the restructuring by, among other things, offsetting the income with our historical net operating losses and otherwise reducing the income in accordance with applicable income tax rules. As a result, we do not expect to incur any material current income tax liability from the elimination of this debt. However, the relevant tax authorities may challenge our income tax positions. No assurance can be given that we will be able to offset or otherwise reduce all or any of the cancellation of debt income resulting from the elimination of debt in 2003. If we are not able to offset or otherwise reduce the cancellation of debt income, we may incur material income tax liabilities as a result of the elimination of debt and we may be unable to pay these liabilities.

Loss from Discontinued Operations

During the nine months ended September 30, 2003, a previously vacated judgment in the amount of $931, 000 was reinstated against the Company in connection with the Company's suit against a broker engaged by the Company in connection with the proposed sale of the portal operations of its discontinued India.com business and the broker's counterclaim against the company. The judgment and related costs, net of previously recorded reserves, is reflected as the loss from discontinued operations in the current quarter statement. See Note 4-Commitments and Contingencies - Legal Proceedings for additional information.


Liquidity and capital resources

Net cash provided by operating activities was $3.8 million for the nine months ended September 30, 2003 in comparison to $0.5 million in cash provided from operating activities for the comparable period in 2002. Net income (loss) from period to period increased by $52.4 million from a loss of $2.2 million in 2002 to net income of $50.2 million in 2003. The cash provided by operating activities increased by $3.3 million, after accounting for the following 2003 items; $53.7 million in gains on debt restructuring and settlements, a $1.6 million decrease in non-cash interest, a $3.8 million decrease in amortization of intangibles assets, a $2.6 million decrease in the provision for doubtful accounts, and a net decrease of $8.5 million in cash used in the changes in operating assets and liabilities. The $1.6 million decrease in non-cash interest was a result of interest payments being eliminated as part of the Company's debt settlements. The $3.8 million decrease in amortization of intangible assets in 2003 was mainly due to an impairment charge recorded during the quarter ended December 31, 2002.

Net cash used in investing activities for purchases of property and equipment was $4.1 million and $2.3 million for the nine months ended September 30, 2003 and 2002, respectively. The expenditures in the 2003 period included $1.9 million related to the consolidation of our New Jersey office facilities into a single location.

Net cash used in financing activities was $4.9 million for the nine months ended September 30, 2003 as compared to cash used of $2.1 million for the nine months ended September 30, 2002. The 2003 activity includes $5.0 million in debt and interest principal payments and additional payments to extinguish debt in connection with the previously mentioned debt elimination transactions net of proceeds of $1.0 million from the issuance of 1.9 million shares of Class A Common Stock in a private placement. In the 2002 period, $0.7 million of principal and debt extinguishment payments and $0.9 million of interest payments on restructured notes were made.

At September 30, 2003, we had $4.5 million of cash and cash equivalents.

Subsequent to September 30, 2003, the Company agreed to a settlement of its lawsuit against AT&T and PTEK which included the modification of the amortization schedule of its note payable to AT&T reducing principal and interest payments to $800,000 per quarter with a final payment of $5.7 million on June 1, 2006. Also, on October 15, 2003, the Company issued 296,667 shares of Class A common stock valued at $0.6 million in exchange for the cancellation of $0.9 million principal amount of 7% convertible subordinated notes and associated accrued interest thereon, resulting in a gain of $0.4 million to be recorded in the quarter ending December 31, 2003. As a result of this modification of the amortization schedule and the elimination of this debt, cash payments of principal and interest due within one year from September 30, 2003 are $4.0 million. These changes after September 30, 2003 will reduce the current portion of notes payable and capitalized interest as reflected on the September 30, 2003 balance sheet by $2.3 million.

For the years ended December 31, 2002, 2001 and 2000, we received a report from our independent accountants containing an explanatory paragraph stating that we suffered recurring losses from operations since inception and have a working capital deficiency that raise substantial doubt about our ability to continue as a going concern. Our unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. If the Company's cash flow is not sufficient, we may need additional financing to meet our debt service and other cash requirements. However, if we are unable to raise additional financing, restructure or settle additional outstanding debt or generate sufficient cash flow, we may be unable to continue as a going concern. Management is continuing the process of further reducing operating costs and increasing its sales efforts. There can be no assurance that the Company will be successful in these efforts.

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

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk, primarily from changes in interest rates, foreign exchange rates and credit risk. The Company maintains continuing operations in Europe (mostly in England) and, to a lesser extent, in Singapore, Malaysia, India and Brazil. Fluctuations in exchange rates may have an adverse effect on the Company's results of operations and could also result in exchange losses. The impact of future rate fluctuations cannot be predicted adequately. To date the Company has not sought to hedge the risks associated with fluctuations in exchange rates.

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

We have incurred losses on an annual basis since inception.

We have not achieved profitability in any fiscal year, and we may not be able to achieve or sustain profitability. We incurred a net loss of $85.8 million for the year ended December 31, 2002. We had net income of $0.5 million and $50.2 million, respectively, for the three and nine months periods ended September 30, 2003; however, the net income for the nine months period included $53.7 million of gains on debt restructuring and settlements. We had an accumulated deficit of $549.1 million as of September 30, 2003. We intend to upgrade and enhance our technology, continue our international expansion, and improve and expand our management information and other internal systems. We intend to continue to make strategic acquisitions and investments where resources permit, which may result in significant amortization of intangibles and other expenses or a later impairment charge arising out of the write-off of goodwill booked as a result of such acquisitions or investments. We are making these expenditures in anticipation of higher revenues, but there will be a delay in realizing higher revenues even if we are successful. We have experienced declining revenues for the year ended December 31, 2002 as compared to the comparable period ended December 31, 2001 and for the three and nine months periods ended September 30, 2003 as compared to the comparable periods ended September 30, 2002. See Part II, Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Form 10-K filed March 31, 2003 and Part I, Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations contained herein. If we do not succeed in substantially increasing our revenues or integrating the EasyLink Services and Swift businesses with our historical business, our losses may recur.

If we are unable to raise necessary capital in the future, we may be unable to invest in the growth of our business or fund necessary expenditures.

We may need to raise additional capital in the future. See Part I. Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources. At September 30, 2003, we had $4.5 million of cash and cash equivalents. Our principal commitments consist of subordinated convertible notes, senior convertible notes, notes payable, obligations under capital leases, obligations under office space leases, accounts payable and other current obligations, commitments for capital expenditures and commitments for telecommunications services. For each of the three years ended December 31, 2002, 2001 and 2000, we received a report from our independent accountants containing an explanatory paragraph stating that we suffered recurring losses from operations since inception and have a working capital deficiency that raise substantial doubt about our ability to continue as a going concern. We may need additional financing to invest in the growth of our business and to pay other obligations, and the availability of such financing when needed, on terms acceptable to us, or at all, is uncertain. See "Risk Factors - We have incurred significant indebtedness for money borrowed, and we may be unable to pay debt service on this indebtedness." If we are unable to raise additional financing, generate sufficient cash flow, or restructure our debt obligations before they become due and payable, we may be unable to continue as a going concern.

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

After giving effect to the elimination of debt through October 15, 2003, we have outstanding $1.4 million in subordinated convertible notes due in 2005; $14.3 million in principal amount of notes and other obligations due in installments beginning in December 2003; obligations under capital leases; obligations under office space leases; and commitments for telecommunications services. We currently have $4.0 million in principal and cash interest payments due during the twelve month period after September 30, 2003. We had an operating loss and negative cash flow for the year ended December 31, 2002. In addition, we have a substantial amount of outstanding accounts payable and other obligations. Accordingly, cash generated by our operations would have been insufficient to pay the amount of principal and interest payable annually on our outstanding indebtedness or to pay our other obligations.

We cannot assure you that we will be able to pay interest and other amounts due on our outstanding indebtedness, or our other obligations, on the scheduled dates or at all. If our cash flow and cash balances are inadequate to meet our obligations, we could face substantial liquidity problems. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments, or if we otherwise fail to comply with any covenants in our indebtedness, we would be in default under these obligations, which would permit these lenders to accelerate the maturity of the obligations and could cause defaults under our indebtedness. Any such default could have a material adverse effect on our business, results of operations and financial condition. We cannot assure you that we would be able to repay amounts due on our indebtedness if payment of the indebtedness were accelerated following the occurrence of an event of default under, or certain other events specified in, the agreements governing our outstanding indebtedness and capital leases.

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

Where resources permit, we intend to continue to acquire, or make strategic investments in, other businesses and acquire or license technology and other assets and we may have difficulty integrating these businesses or generating an acceptable return.

We have completed a number of acquisitions and strategic investments since our initial public offering. For example, we acquired NetMoves Corporation, a provider of production messaging services and integrated desktop messaging services to businesses, and The Allegro Group, Inc., a provider of email and email related services, such as virus blocking and content screening, to businesses. We also acquired Swift Telecommunications, Inc. and the EasyLink Services business that it had contemporaneously acquired from AT&T Corp. Where resources permit, we will continue our efforts to acquire or make strategic investments in businesses and to acquire or license technology and other assets, and any of these acquisitions may be material to us. We cannot assure you that acquisition or licensing opportunities will continue to be available on terms acceptable to us or at all. Such acquisitions involve risks, including:

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

We may need to upgrade some of our computer systems to accommodate increases in traffic and to accommodate increases in the usage of our services, but we may not be able to do so while maintaining our current level of service, or at all.

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

Our business depends on the effectiveness of the Internet as a means of transmitting data. The recent growth in the use of the Internet has caused frequent interruptions and delays in accessing and transmitting data over the Internet. Any deterioration in the performance of the Internet as a whole could undermine the benefits of our services. Therefore, our success depends on improvements being made to the entire Internet infrastructure to alleviate overloading and congestion. We also depend on telecommunications network suppliers such as AT&T Corp., MCI and XO Communications for a variety of telecommunications and Internet services. The network for the EasyLink Services business acquired from AT&T continues to reside on AT&T's premises. See "Risk Factors - We May Be Unable to Successfully Integrate the EasyLink Services Business Acquired From AT&T" above, "Item 1. Business - Technology" in our Form 10-K filed March 31, 2003 and subsequent filings with the Securities and Exchange Commission.

Gerald Gorman and George Abi Zeid collectively beneficially owned as of October 31, 2003 approximately 26.6% of the total outstanding voting power of EasyLink and will be able to exert significant influence over any vote of stockholders.

Gerald Gorman, our Chairman, beneficially owned as of October 31, 2003 Class A and Class B common stock representing approximately 19.27% of the voting power of our outstanding common stock. Each share of Class B common stock entitles the holder to 10 votes on any matter submitted to the stockholders. George Abi Zeid, our President-International Operations and Director, beneficially owned as of February 28, 2003 Class A common stock representing approximately 7.31% of the voting power of our outstanding common stock. Based on their voting power as of October 31, 2003, Mr. Gorman and Mr. Abi Zeid will likely be able to exert significant influence over the outcome of all matters requiring stockholder approval, including the election of directors, amendment of our charter and approval of significant corporate transactions. Mr. Gorman and Mr. Abi Zeid may be in a position to prevent a change in control of EasyLink even if other stockholders holding a majority of the voting power of the shares not held by Mr. Gorman and Mr. Abi Zeid were in favor of the transaction.

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

Sales of a substantial number of shares of our common stock in the public market could cause the market price of our Class A common stock to decline. As of October 31, 2003, we had an aggregate of 43,764,155 shares of Class A and Class B common stock outstanding. As of October 31, 2003, we had options to purchase approximately 3.2 million shares of Class A common stock outstanding. As of October 31, 2003, we had warrants to purchase 853,602 shares of Class A common stock outstanding. As of October 31, 2003, we had 473,558 shares of Class A common stock issuable upon conversion of outstanding convertible notes and an indeterminate number of additional shares of Class A common stock issuable over five years in payment of interest on $444,857 in principal amount of such notes.

As of October 31, 2003, over 40.9 million shares of Class A common stock and Class B common stock were freely tradable, in some cases subject to the volume and manner of sale limitations contained in Rule 144. The remainder of our shares of Class A common stock will become available for sale at various dates upon the expiration of one-year holding periods or upon the expiration of any other applicable restrictions on resale. We may issue large amounts of additional Class A common stock, which may also be sold and which could adversely affect the price of our stock. Approximately 22.5 million of our outstanding shares were issued in connection with the elimination of debt during the six months ended September 30, 2003. If the holders of these shares sell large numbers of shares, these holders could cause the price of our Class A common stock to fall.

As of October 31, 2003, the holders of approximately 8.2 million shares of outstanding Class A common stock, the holders of 0.8 million shares of Class A common stock issuable upon exercise of our outstanding warrants and the holders of approximately 86,189 shares of Class A common stock issuable upon conversion of our outstanding senior convertible notes had the right, subject to various conditions, to require us to file registration statements covering their shares, or to include their shares in registration statements that we may file for ourselves or for other stockholders. By exercising their registration rights and selling a large number of shares, these holders could cause the price of the Class A common stock to fall. An undetermined number of these shares have been sold publicly pursuant to Rule 144.

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

We had a total stockholders' equity in the amount of $3.1 million as of October 31, 2003. As a result, we are currently not in compliance with the $10 million minimum total stockholders' equity requirement. An alternative listing standard to the minimum total stockholders equity standard requires that we maintain a minimum market value of our publicly held shares of not less than $15 million.

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

PART II OTHER INFORMATION

Item 1: Legal Proceedings

On October 20, 2003, the Company entered into a settlement of its legal dispute with AT&T Corp.("AT&T") and PTEK Holdings, Inc ("PTEK"). The dispute arose out of the February 27, 2003 announcement that PTEK had entered into an agreement with AT&T to purchase 1,423,980 shares of outstanding Class A common stock of the Company held by AT&T and a promissory note of the Company held by AT&T. Under the settlement, the Company agreed to consent to the transfer of the shares and the note from AT&T to PTEK in exchange for a revised amortization schedule on the note and the return to the Company for cancellation of a warrant issued to AT&T Corp. to purchase 1,000,000 shares of the Company's Class A common stock. The parties have agreed to dismiss all pending actions relating to the matter. Under the revised terms of the note, the Company will amortize the $10,975,082 remaining outstanding balance of principal of and interest on the Note as of September 1, 2003 and all future accrued interest by making equal quarterly installment payments of principal and interest in the amount of $800,000 and a final payment of $5,745,846.45 on the June 1, 2006 maturity date. The note was originally issued as part of the purchase price for the acquisition of the AT&T EasyLink business from AT&T Corp. and is secured by the assets of that business and the assets of Swift Telecommunications, Inc acquired at the same time. The principal amount of the note was previously reduced from its original principal balance of $35,000,000 to $10,000,000 pursuant to the Company's ongoing debt restructuring process over the last two years. The warrant returned to the Company for cancellation represented the right to purchase 1,000,000 shares at an exercise price of $6.10 per share and had an expiration date of November 27, 2011.

In the pending litigation with the broker engaged to sell the portal operations of the Company's discontinued India.com business, the Court has reinstated the previously vacated judgment in favor of the broker in the original amount of $931,000. The Company has filed for an appeal. The Court has permitted the Company, in lieu of posting an appeal bond, to place $50,000 per month for eight months commencing November 7, 2003, for a total of $400,000, into a trust account to provide funds for the payment of the judgment if upheld on appeal. Although the Company intends to pursue its appeal vigorously, no assurance can be given as to the Company's likelihood of success or its ultimate liability, if any, in connection with this matter.

Item 2: Changes in Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the three months ended September 30, 2003, we issued shares of Class A common stock as follows:

The Company issued 64,150 shares of Class A common stock valued at approximately $50 thousand as payment for interest in lieu of cash. The issuance of the shares was made pursuant to the terms of the underlying notes on which the interest accrued and not at the election of the holders of the notes. The issuance of the notes and, therefore, the issuance of the shares in payment of interest were exempt from registration pursuant to the private placement exemption contained in Section 4(2) of the Securities Act because the shares were issued in a transaction not involving a public offering to investors capable of evaluating the merits and risks of the investment and not in need of the protections afforded by registration under the Act.

The Company issued 180,000 shares of Class A common stock valued at approximately $333,000 in connection with the cancellation of debt. These securities were issued in reliance on the exemption contained in Section 3(a)(9) of the Securities Act. The securities were exchanged by the Company with existing security holders exclusively and no commission or other remuneration was paid or given directly or indirectly for soliciting the exchange.

The Company issued 73,477 shares of Class A common stock valued at approximately $141 thousand in connection with matching contributions to its 401(k) plan. These issuances were not subject to the registration requirements of the Securities Act because the issuance of the shares was not voluntary and contributory on the part of employees.

Item 4: Submission of Matters to a Vote of Security Holders

         Previously disclosed in Form 10Q filed on August 14, 2003.


Item 6 Exhibits and Reports on Form 8-K

The following exhibits are filed as part of this report:


Exhibit 10.1 Amendment No. 1 dated as of November 12, 2003 to Employment Agreement between Gerald Gorman and the Company.

Exhibit 31.1      Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive
                  Officer

Exhibit 31.1      Rule 13a-14(a)/15d-14(a) Certification of Chief Financial
                  Officer

Exhibit 32.1      Section 1350 Certification of the Chief Executive Officer

Exhibit 32.1      Section 1350 Certification of the Chief Financial Officer


Reports on Form 8-K - EasyLink Services Corporation filed the following reports on Form 8-K during the three months ended September 30, 2003:

On August 7, 2003, the Company submitted a Form 8-K to furnish its quarterly earnings announcement pursuant to Item 12 of Form 8-K.

On August 5, 2003, the Company filed a Form 8-K to announce that a Nasdaq Listing Qualifications Panel determined to continue the listing of EasyLink's common stock on the Nasdaq National Market and to update its disclosure on the status of its legal proceedings against AT&T Corp.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereto duly authorized.

                  EasyLink Services Corporation

                  /s/ DEBRA L. MCCLISTER
                      -------------------------------------
                  Executive Vice President and
                  Chief Financial Officer

November 14, 2003

                                  Exhibit Index

Exhibit 10.1 Amendment No. 1 dated as of November 12, 2003 to Employment Agreement between Gerald Gorman and the Company.

Exhibit 31.1   Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive
               Officer

Exhibit 31.2   Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial
               Officer

Exhibit 32.1   Section 1350 Certification of the Chief Executive Officer

Exhibit 32.2   Section 1350 Certification of the Chief Financial Officer