Form 10-K
period 2003-12-31
EASYLINK SERVICES CORP
filed 2004-03-30
CIK 1081661

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

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

          Title of Each Class     Name of Exchange on Which Registered
           -----------------------------------------------------------
                                      None.

           Securities registered pursuant to Section 12(g) of the Act:


            Title of Each Class Name of Exchange on Which Registered
            --------------------------------------------------------
          Class A Common Stock, $0.01 par value NASDAQ National Market

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements Incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes [ ] No [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2003 was $22,565,172. Solely for purposes of this calculation, the aggregate voting stock held by non-affiliates has been assumed to be equal to the number of outstanding shares of Class A common stock excluding shares held by all directors and executive officers of the Company and by holders of shares representing more than 10% of the outstanding Class A common stock of the Company.

Indicate the number of outstanding shares of each of the registrants' classes of common stock as of February 27, 2004: Class A common stock, 42,865,398 shares; and Class B common stock, 1,000,000 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2004 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

Form 10-K Index

Item No.
                                                                        Page No.
Part I
1.   Business............................................................      3
2.   Properties..........................................................     10
3.   Legal Proceedings...................................................     11
4.   Submission of Matters to a Vote of Security Holders.................     12

Part II

5.   Market for Registrant's Common Equity and Related Stockholder
     Matters.............................................................     12
6.   Consolidated Selected Financial Data................................     24
7.   Management's Discussion and Analysis of Financial Condition
     and Results of Operations...........................................     25
7A.  Quantitative and Qualitative Disclosures About Market Risk..........     36
8.   Consolidated Financial Statements and Supplementary Data............     37
9.   Changes in and Disagreements with Accountants on Accounting and
     Financial Disclosure................................................     83
9A.  Controls and Procedures.............................................     83


Part III

The information required by Items 10 through 14 in this part is omitted pursuant to Instruction G of Form 10-K. This information will be included in an amendment to this Form 10-K or a definitive Proxy Statement, pursuant to Regulation 14A, to be filed not later than 120 days after December 31, 2003.

Part IV

15. Exhibits, Financial Statement Schedules and Reports on Form 8-K......     83

(a)      Consolidated Financial Statements, Financial Statement Schedules and
         Exhibits

         (1) Consolidated Financial Statements-See Item 8.

         (2) Financial Statement Schedules - All schedules normally required by Form 10-K are omitted since they are either not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

         (3) Exhibits

(b) Reports on Form 8-K ...............................................      88

Signatures ............................................................      89

Exhibits...............................................................      90

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

Unless otherwise indicated or the context otherwise requires, all references to "we," "us," "our," "EasyLink," "EasyLink Services," the "Company" and similar terms refer to EasyLink Services Corporation and its direct and indirect subsidiaries.

Item 1   Business

Company Overview

We are a provider of services that facilitate the electronic exchange of information between enterprises, their trading communities and their customers. We handle approximately one million transactions per business day that are integral to the movement of money, materials, products and people in the global economy such as insurance claims, trade and travel confirmations, purchase orders, invoices, shipping notices and funds transfers, among many others. We offer a broad range of information exchange services to businesses and service providers, including transaction delivery services such as electronic data interchange or "EDI," telex, desktop fax, broadcast and production messaging services; services that protect corporate e-mail systems such as virus protection, spam control and content filtering services; and transaction management services including document capture and management services such as fax to database, fax to data and data conversion services.

We offer our services to thousands of business customers worldwide including the majority of the Fortune Global 500. In 2003, approximately 76% of EasyLink's revenue was attributable to our United States business and 24% was attributable to our business outside the United States. Outside of the United States, we have either direct and/or indirect distribution channels in Brazil, Dubai, France, Germany, Hong Kong, India, Japan, Malaysia, Saudi Arabia, Singapore, Turkey and the United Kingdom. The United Kingdom is the largest contributor to our international revenues, as well as the primary location of EasyLink's network and servicing infrastructure, outside of the United States.

Our strategy is to expand our position in the information exchange segment of the electronic commerce market by offering to our large customer base transaction delivery services and related transaction management services that automate more components of our customers' business processes.

We believe that growth of the transaction delivery and related transaction management services segment will result from continued strong investment in e-commerce systems. These systems generate transactions requiring delivery of information to or management of information among a wide range of partners and customers. The resulting exchanges of information will occur across an increasingly complex array of disparate networks, marketplaces, systems, technologies and locations. We believe that third-party providers of transaction delivery and transaction management services can substantially reduce the complexity and cost of operating in this environment. Transaction delivery and transaction management services will provide substantial benefits to businesses by migrating people-intensive and paper-based processes to electronic transaction delivery and management services. We expect that businesses will achieve these benefits by improving inventory turnover, accelerating the collection of receivables, automating manual processes, improving customer satisfaction, optimizing purchasing practices and reducing waste and overhead costs.

We believe enterprises use EasyLink's transaction delivery services to reduce the complexity, cost and time associated with deploying and managing networks to conduct business electronically within all or a part of their trading and customer communities. For example, we help automate the collection and processing of claims forms for insurance carriers, converting the forms submitted by independent agents into electronic information that can be processed directly by the carriers' claims systems. Also, thousands of companies of all sizes use our services to streamline the routing and delivery of purchase orders to and from members of their trading communities. Our customers take advantage of our ability to accept a transaction in just about any form and from virtually any environment in which enterprise transactions originate, and deliver it in just about any form to virtually any other environment, replacing slow, costly, people- and paper-intensive methods that are in wide use today. We also currently provide virus protection, unsolicited e-mail or spam control and content filtering services that protect a customer's e-mail system from messages before they enter or leave the corporate network. We derive revenue from license fees, monthly per-user fees, per-message charges, per-page charges, per-minute charges, per-character set charges and consulting fees.

Typically, our services extend the capabilities and geographic reach of a customer's e-commerce system. By using our services, a customer can exchange information in a reliable and secure manner and with the flexibility to adapt to the diversity of e-commerce systems and applications in use. Our transaction delivery and management services provide a broad range of strong capabilities to enterprises, including the ability to:

- gain access to and use our services through a variety of commonly used enterprise e-commerce application platforms such as: SAP, Oracle, Web sites, electronic data interchange or EDI systems and others, running on computer systems from mainframe to desktop PC to handheld computer systems;

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

- Convert paper and fax transactions into electronic data formats including EDI and XML, which can be processed directly by customer systems such as claims systems, purchasing and payment systems, underwriting systems, workflow systems and databases.


Through the ongoing development and introduction of new transaction delivery and management services, we plan to continue to build upon the substantial customer base, technology and servicing assets we brought together during 2001. We are building these capabilities to increase the accessibility, security, data translation and document transformation capabilities of our network.

Our Business Services

We offer a range of transaction delivery and other services to a customer base composed primarily of business enterprises. While there are minor variations in our service mix from market to market, generally speaking, our major services are offered in all of the markets in which we do business. The following chart describes our major service offerings:


               Service                           Description
Transaction Delivery Services:

EDI and Trading Community Enablement
Services:
------------------------------------

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

EasyLink IP-EDI Service             The EasyLink IP (Internet Protocol)- EDI
                                    Service is a transaction delivery service that provides Internet access to EDI, enabling small to medium sized enterprises to trade with their major partners in a more cost-effective and easier to implement manner.

EasyLink Web EDI Service            An intelligent, browser-based data entry
                                    interface for trading partners to easily and efficiently exchange business documents electronically.

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


Production Messaging Services:
------------------------------

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

Integrated Desktop Messaging Services:
--------------------------------------

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

EasyLink Document Capture and
-----------------------------
Management Services:                EasyLink Document Capture and Management
--------------------                Services are a family of Transaction
                                    Management offerings that significantly
                                    reduce the time and expense associated with receiving and processing transactions that originate on paper forms by digitally converting them into usable data that can be processed directly by enterprise systems such as production servers, workflow solutions, and databases. The service family currently includes:

                                    EasyLink Fax to E-mail Plus Service is an enhanced version of Fax to E-mail service with the ability to route an inbound message based on the information contained in the faxed document rather than just to the single e-mail address associated with the inbound fax number.

                                    EasyLink's Fax to Database service creates database records that combine the received image with associated document information that is captured and verified from predefined fields within the image. Database records can be exported to customer systems or hosted by EasyLink.

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

Virus and Content Scanning Services:
------------------------------------

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

Revenues

We derive revenues primarily from monthly fees and usage-based charges for our transaction delivery services; from monthly per-user or per-message fees for virus protection, spam control and content filtering services; from license fees for desktop fax services; and from consulting fees for professional services.

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

Customer Support

Customer support is available by e-mail or telephone 24x7x365 and is staffed by experienced technical support engineers and customer service representatives. EasyLink Services provides a number of different types of support, including e-mail support, phone support and technical support. Our principal customer support operations are located in the USA and the UK.

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

Technology

EasyLink Transaction Delivery Services Network

The EasyLink transaction delivery services network is a distributed, managed Internet Protocol (IP)-based global network that supports all of our transaction delivery services (EDI and production messaging). The EasyLink Services distributed message network is built upon a combination of highly reliable message switching computer systems dispersed around the world. We strive to operate our message systems at 99.5% availability. This high availability ensures continuous reliability for EasyLink Services customer's business critical applications. The message switching systems currently operate with substantial unused computer capacity. This enables EasyLink Services to meet its transaction delivery volume growth objectives without the need for additional capacity investment.

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

On February 23, 2001, we completed the acquisition of Swift Telecommunications, Inc. and the EasyLink Services business that Swift had just acquired from AT&T Corp. The EasyLink Services business acquired from AT&T provided a variety of transaction delivery services such as EDI and production messaging services. This business was a division of AT&T and was not a separate independent operating entity. We hired only a portion of the employees of the business. Under a Transition Services Agreement, AT&T provided us with a variety of services to enable us to continue to operate the business pending the transition to EasyLink. We have successfully transitioned virtually all of the services provided by AT&T under the Transition Services Agreement to ourselves, including customer service, network operations center, telex switching equipment and services and office space in a variety of locations. The Transition Services Agreement expired on January 31, 2003. The network for the portion of this business relating to EDI and production messaging services continues to reside on AT&T's premises under an Equipment Space Sublease Agreement with AT&T but is now being operated and maintained by EasyLink. The agreement runs through January 31, 2005. We plan to seek to extend this agreement prior to its expiration. If we are unable to extend the agreement, we will need to either migrate the network off of the AT&T premises to EasyLink's premises or migrate the customers to a replacement network. Effective February 1, 2003, the Company entered into a Professional Services Agreement with AT&T providing for technical support at the AT&T facility where the Company's EDI and production messaging services network resides. The agreement is for a term of six months but may be renewed for an additional six months at EasyLink's request at the same or reduced level of service.

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

Network Operations

EasyLink's Network Operations Center or NOC is where network system specialists monitor the status of servers and messaging operations worldwide. An on-site team of engineers staffs the NOC 24x7x365 and uses a combination of third party applications, in combination with our internally developed tools, to automate the monitoring and management of the entire system.

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

Telecommunications Services

In connection with the acquisition of the EasyLink Services business from AT&T Corp., we entered into a Master Carrier Agreement with AT&T. Under this agreement, AT&T has provided us with a variety of telecommunications services that are required in connection with the provision of our services. The term of the agreement for network connection services is for 36 months through May 2005 and the term of the agreement for private line and satellite services expired in March, 2004. The Company is negotiating with AT&T to extend the private line and satellite services agreement for a period of 18 to 24 months. Under the agreement, we have a minimum purchase commitment for network connection services equal to $3 million for each of the three years of the contract. In addition, if we extend the commitment for private line and satellite services, we expect to have a minimum purchase commitment for these services equal to approximately $150,000 per month during the term. If we terminate the network connection services or the private line and satellite services prior to the end of the term or AT&T terminates the services for our breach, we must pay to AT&T a termination charge equal to 50% of the unsatisfied minimum purchase commitment for these services for the period in which termination occurs plus 50% of the minimum purchase commitment for each remaining commitment period in the term. During 2003, we entered into a separate agreement for a term of 36 months ending in September 2006 for switched services from AT&T which includes a minimum revenue commitment of $120,000 per year.

We have committed to purchase from MCI Worldcom a minimum of $75,000 per month in other telecommunications services through January 2005 and to purchase from XO Communications, Inc., a minimum of $35,000 per month in services through November 2004. We also have one year commitments to purchase internet bandwidth services from various providers that aggregate approximately $43,000 per month.


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

Competition in the transaction delivery sector varies. Competitors in the EDI and Trading Community Enablement Services markets include Inovis, Internet Commerce Corp., GXS, IBM Interchange Services and Sterling Commerce, Inc., a subsidiary of SBC Communications Inc. Our competitors in the integrated desktop messaging and production messaging markets include PTEK Holdings Inc.'s Xpedite Services and J2 Global Communications as well as a number of smaller, regional providers around the world. Competition in the document capture and management services markets is primarily in the form of software-based solutions customers deploy and operate themselves, as well as a number of small, regional service bureau companies.

Many of these competitors have greater market presence, engineering and marketing capabilities, and/or technological and personnel resources than those available to us. As a result, they may be able to develop and expand their communications and network infrastructures more quickly, adapt more swiftly to new or emerging technologies and changes in customer requirements, take advantage of acquisition and other opportunities more readily, and devote greater resources to the marketing and sale of their products and services. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their services to address the needs of our current and prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. In addition to direct competitors, many of our larger potential customers may seek to internally fulfill their needs through the deployment of their own on premises messaging systems.

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

We have patents related to our faxSAV Connector and our "e-mail Stamps" security technology incorporated into our e-mail to fax service.

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

Item 2   Properties

United States

Our headquarters are located in Piscataway, New Jersey where we occupy approximately 67,000 square feet of office, development lab and network space under a lease expiring in 2013. Our headquarters were previously located in Edison, New Jersey, where we have approximately 15,000 square feet still remaining under leases expiring in 2005 and 2006. In addition, we have office, development lab and network space at four other locations throughout the United States under leases expiring primarily in 2005 and 2006; three U.S. network installations co-located in telehousing facilities under short-term leases; and sales offices under short term leases for our business messaging staff in the Dallas and New York metropolitan areas. In connection with the acquisition of the EasyLink Services business from AT&T we also lease approximately 5,000 square feet under an Equipment Space Sublease Agreement with AT&T for the operation of the network equipment for this business through January 31, 2005.

While we believe that these facilities meet our anticipated needs at least through the end of 2004, we continually review our needs and may add facilities in the future.

International

We lease approximately 25,000 square feet of office space in five locations in England. The leases expire between September 2004 and June 2017, with cancellation provisions available in the two longer term leases, 10 years prior to expiration in 2004 and 2007.

We lease approximately 15,000 square feet of office space in locations in Hong Kong, Germany, Singapore, Malaysia, Brazil, France, South Korea and India. The leases expire between December 2003 and January 2007.

We also have telehousing and co-location agreements under short-term leases for our communications nodes around the world.

See the table of long-term obligations and commitments contained in Item 7, Part II, Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources for information relating to our lease commitments.

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

In connection with the termination of an agreement to sell the portal operations of the Company's discontinued India.com business, the Company brought suit against a broker that it had engaged in connection with the proposed sale of the portal operations alleging, among other things, breach of contract and misrepresentation. The broker brought a counterclaim against the Company for a brokerage fee that would have been payable on the closing of the proposed sale. The court entered a judgment in the amount of $931,000 against the Company. In response to the judgment, the Company filed a motion to alter the judgment in which the Company, among other things, requested that the Court vacate the judgment or reduce the amount of damages. On February 20, 2003, the Court vacated the original judgment and entered a declaratory judgment in EasyLink's favor that EasyLink does not owe the broker any fee or other compensation arising from the failed sale of the portal operations. On March 13, 2003, the broker filed a motion to amend the judgment or for a new trial requesting, among other things, re-instatement of the original judgment or, in the alternative, a new trial. On September 10, 2003, the Court reinstated the previously vacated judgment in favor of the broker in the original amount of $931,000. The Company has filed for an appeal. The Court has permitted the Company, in lieu of posting an appeal bond, to place $50,000 per month for eight months commencing November 7, 2003, for a total of $400,000, into a trust account to provide funds for the payment of the judgment if upheld on appeal. The broker appealed the Court's order permitting the Company to place funds in the trust account in lieu of posting an appeal bond. Although the Company intends to pursue its appeal vigorously, no assurance can be given as to the Company's likelihood of success or its ultimate liability, if any, in connection with this matter. Although we intend to defend vigorously the matter described above, we cannot assure you that our ultimate liability, if any, in connection with the claim will not have a material adverse effect on our results of operations, financial condition or cash flows.

On October 20, 2003, the Company entered into a settlement of its legal dispute with AT&T Corp. ("AT&T") and PTEK Holdings, Inc ("PTEK"). The dispute arose out of the February 27, 2003 announcement that PTEK had entered into an agreement with AT&T to purchase 1,423,980 shares of outstanding Class A common stock of the Company held by AT&T and a promissory note of the Company held by AT&T. Under the settlement, the Company agreed to consent to the transfer of the shares and the note from AT&T to PTEK in exchange for a revised amortization schedule on the note and the return to the Company for cancellation of a warrant issued to AT&T Corp. to purchase 1,000,000 shares of the Company's Class A common stock. The parties dismissed all pending actions relating to the matter. Under the revised terms of the note, the Company will pay the remaining outstanding balance, approximating $10.0 million, of principal of and interest on the Note as of March 30, 2004 and all future accrued interest by making equal quarterly installment payments of principal and interest in the amount of $800,000 and a final payment of approximately $5.75 million on the June 1, 2006 maturity date. The note was originally issued as part of the purchase price for the acquisition of the AT&T EasyLink business from AT&T Corp. and is secured by the assets of that business and the assets of Swift Telecommunications, Inc acquired at the same time. The principal amount of the note was previously reduced from its original principal balance of $35,000,000 to $10,000,000 pursuant to the Company's debt restructuring process during 2001 through 2003. The warrant returned to the Company for cancellation represented the right to purchase 1,000,000 shares at an exercise price of $6.10 per share and had an expiration date of November 27, 2011.

On November 19, 2003, Depository Trust Company ("DTC") instituted suit against the Company in the United States District Court for the District of New Jersey for moneys allegedly due under a sublease entered into by the Company in September 1999 for premises located in Jersey City, New Jersey. DTC seeks additional unspecified amounts from the Company to compensate DTC for alleged damages resulting from the Company's alleged breach of the Sublease and the resulting termination thereof by DTC in October 2001. The original sublease term was through December 30, 2005. The Company's obligations under the sublease consisted of annual fixed rent of approximately $500,000 and additional rent based on expenses relating to the building allocated to the Company under the sublease. The Company has filed an Answer and Counterclaim against DTC seeking the return of all or a substantial portion of the proceeds of a $1 million letter of credit procured by the Company to secure its obligations under the sublease and drawn upon in full by DTC and alleging that DTC failed to mitigate damages by not re-renting the space. The Company believes that it has meritorious defenses to the claim filed by DTC and believes that the Company's counterclaim is meritorious. Although we intend to defend vigorously this matter, we cannot assure you that our ultimate liability, if any, in connection with the claim will not have a material adverse effect on our results of operations, financial condition or cash flows.

An Indian-based subsidiary of our discontinued India.com, Inc. subsidiary has received notices of tax assessment from the Indian tax authorities for approximately $650,000 in tax assessments. The subsidiary, which ceased operations in December 2001, intends to defend the assessments. The Company has established what it believes to be appropriate reserves for any liability of the subsidiary for these assessments.

Item 4   Submission of Matters to a Vote of Security Holders

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

Item 5:  Market for the Registrant's Common Equity and Related Stockholder
Matters

Market Price                                                                          2003

                                                                Fourth Quarter    Third Quarter    Second Quarter    First Quarter

High.................................................                $1.96            $2.65             $0.88            $1.00
Low..................................................                $1.11            $0.63             $0.45            $0.40
End of Quarter.......................................                $1.49            $1.63             $0.68            $0.46

Market Price                                                                          2002

                                                                Fourth Quarter    Third Quarter    Second Quarter    First Quarter

High.................................................                $1.60            $2.95             $3.15            $6.70
Low..................................................                $0.51            $0.66             $0.96            $2.55
End of Quarter.......................................                $0.64            $1.46             $1.25            $2.70

The Nasdaq closing market price at February 27, 2004 was $1.61.

Dividends

The Company has never declared or paid any cash dividends on its common stock and does not anticipate paying any cash dividends on its stock in the foreseeable future. The Company currently intends to retain future earnings, if any, to pay its obligations and to finance the expansion of its business.

Number of Security Holders

At February 27, 2004, the approximate number of holders of record of Class A and Class B common stock was 721 and 1, respectively.

Stock listings

The principal market on which the common stock is traded is the NASDAQ National Market under the symbol "EASY".

Recent Sales of Unregistered Securities

During the three months ended December 31, 2003, EasyLink Services issued 382,715 Class A common stock to third parties in connection with business transactions or issued stock or options for the benefit of employees in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, Section 3(a)(9) of the Securities Act or otherwise based on the inapplicability of the registration requirements of the Act as follows:

During the three months ended December 31, 2003, we issued 76,373 shares of Class A common stock to employees at a weighted average price of $1.55 per share representing the Company's matching contribution to its 401(k) plan.

During the three months ended December 31, 2003, we issued 9,675 shares valued at $14,235, in connection with interest payments on our debt.

During the three months ended December 31, 2003, we issued 296,667 shares valued at $551,801 in exchange for $890,000 principal amount of outstanding convertible subordinated notes.


RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

We have only a limited operating history and some of our services are in a new and unproven industry.

We have only a limited operating history upon which you can evaluate our business and our prospects. EasyLink was incorporated under the name Globecomm, Inc. in 1994 in the State of Delaware. We launched our business by offering a commercial email service in November 1996 under the name iName. We changed our company name to Mail.com, Inc. in January 1999. In February 2000, we acquired NetMoves Corporation, a provider of a variety of transaction delivery services to businesses. In March 2000, we formed WORLD.com to develop and operate our domain name properties as independent Web sites. In the fourth quarter of 2000, we announced our intention to focus exclusively on the business market and to sell all assets not related to this business. In February 2001, we acquired Swift Telecommunications, Inc., which had contemporaneously acquired the EasyLink Services business from AT&T Corp. The EasyLink Services business is a provider of transaction delivery services such as electronic data interchange or EDI and production messaging services. Swift was a provider of production messaging services, principally telex services. On March 30, 2001, we announced that we had sold our advertising network business to Net2Phone, Inc., and on May 3, 2001 our Asia.com, Inc. subsidiary completed the sale of its business. In October 2001, we sold a subsidiary of India.com, Inc. and have since ceased the conduct of the portal operations of India.com, Inc. In January 2002, we announced our strategy to expand our position in the transaction delivery segment of the electronic commerce market and to begin to offer to our large customer base related transaction management services that automate more components of our customers' business processes. In 2002, we commercially introduced two such services - Trading Community Enablement and Management Services and Document Capture and Management Services. Our success will depend in part upon our ability to maintain or expand our sales of transaction delivery services such as EDI, production messaging and integrated desktop messaging to enterprises, our ability to successfully develop transaction management services, the development of a viable market for fee-based transaction delivery and transaction management services on an outsourced basis and our ability to compete successfully in those markets. For the reasons discussed in more detail below, there are substantial obstacles to our achieving and sustaining profitability.

We have incurred losses from operations since inception.

We have not achieved income from operations in any fiscal year, and we may not be able to achieve or sustain profitability. We incurred a net loss of $85.8 million for the year ended December 31, 2002. We had net income of $50.9 million for the year ended December 31, 2003; however, the net income for 2003 included $54.1 million of gains on debt restructuring and settlements. We had an accumulated deficit of $548.3 million as of December 31, 2003. We intend to upgrade and enhance our technology, continue our international expansion, and improve and expand our management information and other internal systems. We intend to continue to make strategic acquisitions and investments where resources permit, which may result in significant amortization of intangibles and other expenses or a later impairment charge arising out of the write-off of goodwill booked as a result of such acquisitions or investments. We intend to make these expenditures in anticipation of higher revenues, but there will be a delay in realizing higher revenues even if we are successful. We have experienced declining revenues in each of the years ended December 31, 2003 and 2002 as compared to the prior year. See Part II, Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-K. No assurance can be given that we will be able to offset or otherwise reduce all or any of the cancellation of debt income resulting from the elimination of debt pursuant to our debt restructuring. If we do not succeed in substantially increasing our revenues, our losses may recur.

We may need to raise capital in the future to invest in the growth of our business and to fund necessary expenditures.

We may need to raise additional capital in the future. See Part I. Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources. At December 31, 2003, we had $6.6 million of cash and cash equivalents. Our principal fixed commitments consist of subordinated convertible notes, senior convertible notes, notes payable, obligations under capital leases, obligations under office space leases, accounts payable and other current obligations, commitments for capital expenditures and commitments for telecommunications services. For each of the four years ended December 31, 2003, 2002, 2001 and 2000, we received a report from our independent accountants containing an explanatory paragraph stating that we suffered recurring losses from operations since inception and have a working capital deficiency that raise substantial doubt about our ability to continue as a going concern. We may need additional financing to invest in the growth of our business and to pay other obligations, and the availability of such financing when needed, on terms acceptable to us, or at all, is uncertain. See "Risk Factors - We have incurred significant indebtedness for money borrowed, and we may be unable to pay debt service on this indebtedness." If we are unable to raise additional financing, generate sufficient cash flow, or restructure our debt obligations before they become due and payable, we may be unable to continue as a going concern.

If we raise additional funds by issuing equity securities or debt convertible into equity securities, stockholders may experience significant dilution of their ownership interest. The amount of dilution resulting from issuance of additional shares of Class A common stock and securities convertible into Class A common stock and the potential dilution that may result from future issuances has significantly increased in light of the decline in our stock price. Moreover, we could issue preferred stock that has rights senior to those of the Class A common stock. Some of our stockholders have registration rights that could interfere with our ability to raise needed capital. If we raise funds by issuing debt, our lenders may place limitations on our operations, including our ability to pay dividends, although we do not anticipate paying any cash dividends on our stock in the foreseeable future.

We have incurred significant indebtedness for money borrowed, and we may be unable to pay debt service on this indebtedness.

As of December 31, 2003, we had outstanding $1.4 million in subordinated convertible notes due in 2005; $12.0 million in principal amount of notes and other obligations due in installments through June, 2006; obligations under office space leases; and commitments for telecommunications services. We currently have $4.4 million in principal and interest, including capitalized interest, payments due during the twelve month period after December 31, 2003. We had an operating loss and negative cash flow for each of the years ended December 31, 2003 and 2002. In addition, we have a substantial amount of outstanding accounts payable and other obligations. Accordingly, cash generated by our operations would have been insufficient to pay the amount of principal and interest payable annually on our outstanding indebtedness or to pay our other obligations.

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

The elimination of outstanding debt pursuant to our debt restructuring completed in 2003 and prior years resulted in substantial cancellation of debt income for income tax purposes. We intend to minimize income tax payable as a result of the restructuring by, among other things, offsetting the income with our historical net operating losses and otherwise reducing the income in accordance with applicable income tax rules. As result, we do not expect to incur any material current income tax liability as a result of the elimination of this debt. However, the relevant tax authorities may challenge our income tax positions, including the use of our historical net operating losses to offset some or all of the cancellation of debt income and the application of the income tax rules reducing the cancellation of debt income. If we are not able to offset or otherwise reduce the cancellation of debt income, we may incur material income tax liabilities as a result of the elimination of debt and we may be unable to pay these liabilities.

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

We have completed a number of acquisitions and strategic investments since our initial public offering. For example, we acquired NetMoves Corporation, a provider of production messaging services and integrated desktop messaging services to businesses. We also acquired Swift Telecommunications, Inc. and the EasyLink Services business that it had contemporaneously acquired from AT&T Corp. Where resources permit, we will continue our efforts to acquire or make strategic investments in businesses and to acquire or license technology and other assets, and any of these acquisitions may be material to us. We cannot assure you that acquisition or licensing opportunities will continue to be available on terms acceptable to us or at all. Such acquisitions involve risks, including:

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

We may not successfully overcome problems encountered in connection with potential acquisitions. In addition, an acquisition could materially impair our operating results by diluting our stockholders' equity, causing us to incur additional debt or requiring us to incur acquisition expenses or amortize or depreciate acquired intangible and tangible assets or to incur impairment charges as a result of the write-off of goodwill recorded as a result of such acquisition.

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

Under a Transition Services Agreement entered into in connection with the acquisition, AT&T agreed to provide us with a variety of services to enable us to continue to operate the business pending the transition to EasyLink. We have successfully transitioned virtually all of these services provided by AT&T under the Transition Services Agreement to ourselves, including customer service, network operations center, telex switching equipment and services and office space in a variety of locations. However, the network for the portion of this business relating to EDI, fax and email services continues to reside on AT&T's premises, but is being operated and maintained by EasyLink. The agreement expires on January 31, 2005. We plan to seek to extend this agreement prior to its expiration. If we are unable to extend the agreement, we will need to either migrate the network off of the AT&T premises to EasyLink's premises or migrate the customers to a replacement network.

We cannot assure you that we will be able to successfully migrate the remaining EasyLink Services customers or network from AT&T's premises to our own premises, or successfully integrate them into our operations, in a timely manner or without incurring substantial unforeseen expense or without service interruption to our customers. Even if successfully migrated, we may be unable to operate the business at expense levels that are ultimately profitable for us. We cannot assure you that we will be able to retain all of the customers of the EasyLink Services business. Our inability to successfully migrate, integrate or operate the network and operations, or to retain customers, of the EasyLink Services business will result in a material adverse effect on our business, results of operations and financial condition.

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

Our business is, and we believe will continue to be, intensely competitive. See "Part I Item 1 - Business - Competition" contained in this Form 10-K and subsequent reports filed with the Securities and Exchange Commission.

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

Our future success depends to a significant extent on the continued service of our key technical, sales and senior management personnel, but they have no contractual obligation to remain with us. In particular, our success depends on the continued service of Gerald Gorman, our Chairman, Thomas F. Murawski, our President and Chief Executive Officer, George Abi Zeid, our President-International Operations, and Michael A. Doyle, our Vice President and Chief Financial Officer. The loss of the services of Messrs. Gorman, Murawski or Abi Zeid or of Mr. Doyle, or several other key employees, would impede the operation and growth of our business.

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

The performance of our computer systems is critical to the quality of service we are able to provide to our customers. If our services are unavailable or fail to perform to their satisfaction, customers may cease using our service. In addition, our agreements with several of our customers establish minimum performance standards. If we fail to meet these standards, our customers could terminate their relationships with us and assert claims for service fee rebates or monetary damages.

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

Our customers have in the past experienced interruptions in our services. We believe that these interruptions will continue to occur from time to time. These interruptions are due to hardware failures, failures in telecommunications and other services provided to us by third parties and other computer system failures. These failures have resulted and may continue to result in significant disruptions to our service. Some of our operations have redundant switch-over capability. Although we plan to install backup computers and implement procedures on other parts of our operations to reduce the impact of future malfunctions in these systems, the presence of single points of failure in our network increases the risk of service interruptions. In addition, substantially all of our computer and communications systems relating to our services are currently located in Glen Head, New York; Jersey City, New Jersey; Piscataway, New Jersey; Washington, DC; Bridgeton, Missouri; Dayton, Ohio, and London, England. We currently do not have alternate sites from which we could conduct these operations in the event of a disaster. Our computer and communications hardware is vulnerable to damage or interruption from fire, flood, earthquake, power loss, telecommunications failure and similar events. Our services would be suspended for a significant period of time if any of our primary data centers was severely damaged or destroyed. We might also lose customer transaction documents and other customer files, causing significant customer dissatisfaction and possibly giving rise to claims for monetary damages. As a result of the recent relocation of our corporate headquarters during the first quarter of 2003, we plan to consolidate over time an increasing portion of our computer systems and networks at the new location. This consolidation may result in interruptions in our services to some of our customers.

Our services will become less desirable or obsolete if we are unable to keep up with the rapid changes characteristic of our business.

Our success will depend on our ability to enhance our existing services and to introduce new services in order to adapt to rapidly changing technologies, industry standards and customer demands. To compete successfully, we will have to accurately anticipate changes in business demand and add new features to our services very rapidly. We may not be able to integrate the necessary technology into our computer systems on a timely basis or without degrading the performance of our existing services. We cannot be sure that, once integrated, new technology will function as expected. Delays in introducing effective new services could cause existing and potential customers to forego use of our services.

Our business will suffer if we are unable to provide adequate security for our service, or if our service is impaired by security measures imposed by third parties.

Security is a critical issue for any outsourced transaction delivery or transaction management service, and presents a number of challenges for us.

If we are unable to maintain the security of our service, our reputation and our ability to attract and retain customers may suffer, and we may be exposed to liability. Third parties may attempt to breach our security or that of our customers whose networks we may maintain or for whom we provide services. If they are successful, they could obtain information that is sensitive or confidential to a customer or otherwise disrupt a customer's operations or obtain confidential information, including our customer's profiles, passwords, financial account information, credit card numbers, message content, stored email or other personal or business information. Our customers or their employees may assert claims for money damages for any breach in our security and any breach could harm our reputation.

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

Our customers are subject to, and in turn require that their service providers meet, increasingly strict guidelines for network and operational security. If we are unable to meet the security requirements of a customer, we may be unable to obtain or keep their business. This is particularly the case for customers in the health insurance and financial services industries.

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

Our business depends on the effectiveness of the Internet as a means of transmitting data. The recent growth in the use of the Internet has caused frequent interruptions and delays in accessing and transmitting data over the Internet. Any deterioration in the performance of the Internet as a whole could undermine the benefits of our services. Therefore, our success depends on improvements being made to the entire Internet infrastructure to alleviate overloading and congestion. We also depend on telecommunications network suppliers such as AT&T Corp., MCI and XO Communications for a variety of telecommunications and Internet services. The network for the EasyLink Services business acquired from AT&T continues to reside on AT&T's premises. See "Risk Factors - We may be unable to successfully complete the migration of the network relating to our business acquired from AT&T off of AT&T premises." above, "Item
1. Business - Technology" contained in this Form 10-K and subsequent filings with the Securities and Exchange Commission.

Gerald Gorman and George Abi Zeid collectively beneficially owned as of February 27, 2004 approximately 27.2% of the total outstanding voting power of EasyLink and will be able to exert significant influence over any vote of stockholders.

Gerald Gorman, our Chairman, beneficially owned as of February 27, 2004 Class A and Class B common stock representing approximately 19.4% of the voting power of our outstanding common stock. Each share of Class B common stock entitles the holder to 10 votes on any matter submitted to the stockholders. George Abi Zeid, our President-International Operations and Director, beneficially owned as of February 27, 2004 Class A common stock representing approximately 7.8% of the voting power of our outstanding common stock. Based on their voting power as of February 27, 2004, Mr. Gorman and Mr. Abi Zeid will likely be able to exert significant influence over the outcome of all matters requiring stockholder approval, including the election of directors, amendment of our charter and approval of significant corporate transactions. Mr. Gorman and Mr. Abi Zeid may be in a position to prevent a change in control of EasyLink even if other stockholders holding a majority of the voting power of the shares not held by Mr. Gorman and Mr. Abi Zeid were in favor of the transaction.

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

         -    export restrictions;

         -    terrorism; and

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

Our fax nodes and our faxLauncher service utilize encryption technology in connection with the routing of customer documents through the Internet. The export of such encryption technology is regulated by the United States government. We have authority for the export of such encryption technology other than to countries such as Cuba, Iran, Iraq, Libya, and North Korea. Nevertheless, there can be no assurance that such authority will not be revoked or modified at any time for any particular jurisdiction or in general. In addition, there can be no assurance that such export controls, either in their current form or as may be subsequently enacted, will not limit our ability to distribute our services outside of the United States or electronically. While we take precautions against unlawful exportation of our software, the global nature of the Internet makes it virtually impossible to effectively control the distribution of our services. Moreover, future Federal or state legislation or regulation may further limit levels of encryption or authentication technology. Any such export restrictions, the unlawful exportation of our services, or new legislation or regulation could have a material adverse effect on our business, financial condition and results of operations.

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

The status of United States patent protection for software products and services is not well defined and will evolve as additional patents are granted. We have applied for a patent for some of our services, and we do not know if our application will be issued with the scope of the claims we seek or at all. The laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United States. Our means of protecting our proprietary rights in the United States or abroad may not be adequate and competitors may independently develop similar technology.

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

We may incur expenses and liabilities as a result of pending legal proceedings.

The Company is involved in legal proceedings that may result in additional expenses or liability. See "Legal Proceedings" contained in Part I, Item 3 of this Form 10-K. These proceedings include a broker's fee dispute in which the Company is appealing a $931,000 judgment imposed on it, a claim by a landlord for an unspecified amount of damages arising out of the termination of a lease and tax assessments relating to our discontinued India.com business in the amount of approximately $650,000. See Part I, Item 3, Legal Proceedings contained in this annual report on Form 10-K. Although the Company intends to pursue its defense of these matters vigorously, no assurance can be given that the Company's efforts will be successful. To the extent that the Company is not successful in appealing the judgment or defending the claims, it will be required to pay the judgment in the broker's fee dispute or to pay any damages or tax assessments that may be found to apply in the lease termination dispute or the India tax proceedings. To date, the Company has funded $250,000 and by June 2004 the Company will have paid $400,000 into a trust account to secure the payment of the judgment relating to the broker fee if the judgment is upheld on appeal. Although we intend to defend vigorously these matters, we cannot assure you that our ultimate liability, if any, in connection with these matters will not have a material adverse effect on our results of operations, financial condition or cash flows.


A substantial amount of our common stock may come onto the market in the future, which could depress our stock price.

Sales of a substantial number of shares of our common stock in the public market could cause the market price of our Class A common stock to decline. As of February 27, 2004, we had an aggregate of 43,865,398 shares of Class A and Class B common stock outstanding. As of February 27, 2004, we had options to purchase approximately 4.9 million shares of Class A common stock outstanding. As of February 27, 2004, we had warrants to purchase 798,523 shares of Class A common stock outstanding. As of February 27, 2004, we had approximately 44,591 shares of Class A common stock issuable upon conversion of outstanding convertible notes and an indeterminate number of additional shares of Class A common stock issuable over three years in payment of interest on $370,714 in principal amount of notes.

As of February 27, 2004, over 41.9 million shares of Class A common stock and Class B common stock were freely tradable, in some cases subject to the volume and manner of sale limitations contained in Rule 144. The remainder of our shares of Class A common stock will become available for sale at various dates upon the expiration of one-year holding periods or upon the expiration of any other applicable restrictions on resale. We may issue large amounts of additional Class A common stock, which may also be sold and which could adversely affect the price of our stock. Approximately 22.5 million of our outstanding shares were issued in connection with the elimination of debt during the six months ended September 30, 2003. If the holders of these shares sell large numbers of shares, these holders could cause the price of our Class A common stock to fall.

As of February 27, 2004, the holders of approximately 8.2 million shares of outstanding Class A common stock, the holders of 0.8 million shares of Class A common stock issuable upon exercise of our outstanding warrants and the holders of approximately 86,189 shares of Class A common stock issuable upon conversion of our outstanding senior convertible notes had the right, subject to various conditions, to require us to file registration statements covering their shares, or to include their shares in registration statements that we may file for ourselves or for other stockholders. By exercising their registration rights and selling a large number of shares, these holders could cause the price of the Class A common stock to fall. An undetermined number of these shares have been sold publicly pursuant to Rule 144.

Our Class A common stock may be subject to delisting from the Nasdaq National Market.

Our Class A common stock may face potential delisting from the Nasdaq National Market which could hurt the liquidity of our Class A common stock. We may be unable to comply with the standards for continued listing on the Nasdaq National Market. These standards require, among other things, that our Class A common stock have a minimum bid price of $1. Specifically, an issuer will be considered non-compliant with the minimum bid price requirement only if it fails to satisfy the applicable requirement for any 30 consecutive trading day period. It would then be afforded a 90-calendar day grace period in which to regain compliance. In addition, the listing standards require that we maintain compliance with various other standards, including market capitalization or total assets and total revenue, number of publicly held shares, which are shares held by persons who are not officers, directors or beneficial owners of 10% of our outstanding shares, and market value of publicly held shares. Alternatively, we can comply with certain other standards, including a $10 million minimum stockholders' equity requirement. The minimum bid price of our stock was below $1 during various periods in the fourth quarter of 2000 and the first quarter of 2001 and was below $1 during the period from March 14, 2001 through January 22, 2002.

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

We had a total stockholders' equity in the amount of $4.4 million as of December 31, 2003. As a result, we are currently not in compliance with the $10 million minimum total stockholders' equity requirement. An alternative listing standard to the minimum total stockholders equity standard requires that we maintain a minimum market value of our publicly held shares of not less than $15 million. As of the filing of this Form 10-K, we were in compliance with the $15 million minimum market value of publicly held shares alternative standard.

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


Item 6   Consolidated Selected Financial Data

The following consolidated selected financial data should be read in conjunction with the consolidated financial statements and the notes to these statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" elsewhere in this document. The consolidated financial statements included herein have been prepared assuming that the Company will continue as a going concern. The Company's independent public accountants have included two explanatory paragraphs in their audit report accompanying the 2003 consolidated financial statements. The first explanatory paragraph states that the Company has suffered recurring losses from operations since inception and has a working capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 1(b). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The second explanatory paragraph states that as discussed in Notes 1(i), 1(j) and 6, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" as of January 1, 2002.

We believe that due to the many acquisitions that we made in recent years and dispositions during 2001, the period to period comparisons for 1999 through 2003 are not meaningful and should not be relied upon as indicative of future performance.

Five Year Summary of Selected Financial Data (in thousands, except per share and employee data)


                                                                             2003        2002         2001        2000       1999
                                                                             ----        ----         ----        ----       ----
Consolidated Statement of Operations Data for the Year Ended December 31,
Revenues.........................................................         $101,347    $114,354    $123,929       $52,698  $12,709
Total cost of revenues and operating expenses (a)................          102,264     201,287     296,170       204,196   66,352
Total other income (expense), net (b)............................           52,803       1,088      28,203        (7,405)   6,628
Loss from operations.............................................             (917)    (86,933)   (172,241)     (151,498) (53,643)
Loss from discontinued operations................................             (938)         --     (63,027)      (70,624)      --
Extraordinary gain...............................................               --          --         782            --       --
Net income (loss)................................................           50,948     (85,845)   (206,283)     (229,527) (47,015)
Cumulative dividends on settlement of contingent obligations to
preferred stockholders...........................................                           --          --            --  (14,556)
Net income (loss) attributable to common stockholders............           50,948     (85,845)   (206,283)     (229,527) (61,571)

Basic net income(loss) per common share:
Income(loss) from continuing operations..........................            $1.47      (5.13)     (15.26)       (27.79)  (19.63)
Loss from discontinued operations................................           (0.03)          --      (6.68)       (12.35)       --
Extraordinary gain...............................................               --          --        0.09            --       --
                                                                             -----     -------    --------      --------     ----
Net income (loss) per common share ..............................            $1.44     $(5.13)    $(21.85)      $(40.14)  (19.63)
                                                                             =====     =======    ========      ========  =======

Diluted net income(loss) per common share:
Income(loss) from continuing operations..........................            $1.46       (5.13)    (15.26)       (27.79)  (19.63)
Loss from discontinued operations................................           (0.03)          --      (6.68)       (12.35)       --
Extraordinary gain...............................................               --          --        0.09            --       --
                                                                             -----     -------    --------      --------  -------
Net income(loss) per common share................................            $1.43     $(5.13)    $(21.85)      $(40.14)  (19.63)
                                                                             =====     =======    ========      ========  =======


Weighted average basic shares outstanding........................           35,402      16,733       9,442         5,718    3,137

Weighted average diluted shares outstanding......................           35,654      16,733       9,442         5,718    3,137

Consolidated Balance Sheet Data at December 31,

Cash and cash equivalents........................................            6,623       9,554      13,278         4,331   36,870
Marketable securities............................................               --          --          --        12,595    7,006
Total current assets.............................................           19,813      23,511      36,900        86,490   50,137
Property and equipment, net......................................           10,641      14,833      21,956        38,997   28,935
Goodwill and other intangible assets, net........................           17,895      20,814     107,937       154,804   28,964
Total assets.....................................................           49,411      61,011     170,242       306,917  137,267

Total current liabilities........................................           31,575      43,126      54,494        54,242   28,336
Long-term capital lease obligations..............................               37         196         566        12,638   12,016
Capitalized interest on notes payable, less current portion......              956       7,402      13,750             -        -
Long-term notes payable..........................................           10,511      71,398      80,923       100,321        -
Total stockholders' equity (deficit).............................            4,412     (61,822)     20,503       138,935   96,014

Number of employees at December 31,..............................              483         572         587         1,401      276

(a) Included in operating expenses are:
                                                                              2003        2002        2001         2000      1999
                                                                            ------      ------      ------       ------    ------
Amortization of goodwill and other intangible assets.............            2,919       6,751      52,068        39,977    2,979
Write-off of acquired in-process technology......................               --          --          --         7,650      900
Impairment of intangible assets..................................             ----      78,784      62,200            --       --
Restructuring charges............................................            1,478       2,320      25,337         5,338       --
(Gain) loss on sale of businesses................................               --        (426)      1,804            --       --


(b) Included in other income (expense), net are:
                                                                              2003        2002        2001          2000     1999
                                                                              ----        ----        ----          ----     ----
Interest income..................................................               36         189         565         4,686    1,885
Interest expense.................................................           (1,390)     (4,785)    (10,383)       (9,791)    (751)
Gain on debt restructuring and settlements.......................           54,078       6,558      47,960            --       --
Impairment of investments........................................               --      (1,515)    (10,131)         (200)      --
Loss on equity investment........................................               --          --          --        (2,100)      --
Other, net.......................................................               79         641         192            --    5,494

See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of factors that affect the comparability of the selected financial data in the years presented above.

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this annual report. The consolidated financial statements included herein have been prepared assuming that the Company will continue as a going concern. The Company's independent public accountants have included two explanatory paragraphs in their audit report accompanying the 2003 consolidated financial statements. The first explanatory paragraph states that the Company has suffered recurring losses from operations since inception and has a working capital deficiency that raise substantial doubt about its ability to continue as a going concern. As shown in the accompanying consolidated financial statements, prior to 2003, the Company incurred net losses of $85.8 million and $206.3 million for the two years ended December 31, 2002 and 2001, respectively. As of December 31, 2003, the Company had an accumulated deficit of $548.3 million and stockholders' equity of $4.4 million. Management's plans in regard to this matter are also described in Note 1(b). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The second explanatory paragraph states that as discussed in Notes 1(i), 1(j) and 6, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" as of January 1, 2002.

Overview

We are a provider of services that facilitate the electronic exchange of information between enterprises, their trading communities and their customers. On an average business day, we handle approximately one million transactions that are integral to the movement of money, materials, products and people in the global economy such as insurance claims, trade and travel confirmations, purchase orders, invoices, shipping notices and funds transfers, among many others. We offer a broad range of information exchange services to businesses and service providers, including transaction delivery services such as electronic data interchange or "EDI," telex, desktop fax, broadcast and production messaging services; services that protect corporate e-mail systems such as virus protection, spam control and content filtering services; and document capture and management services such as fax to database, fax to data and data conversion services.

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

In March 2000, we formed WORLD.com to develop the Company's extensive portfolio of domain names into major Web properties, such as Asia.com and India.com, which served the business-to-business and business-to-consumer marketplace. Through its subsidiaries, WORLD.com generated revenues primarily from sales of information technology products, system integration and website development for other companies, advertising related sales and commissions earned from booking travel arrangements. On November 2, 2000, we announced our intent to sell all assets not related to our core outsourced messaging business, including Asia.com Inc., India.com Inc., and our portfolio of domain names. On May 3, 2001, our majority-owned subsidiary Asia.com, Inc. sold its business to an investor group. In October 2001, we sold a subsidiary of India.com, Inc. and we have ceased conducting its portal business. Accordingly, the results of World.com and its subsidiaries have been reclassified as discontinued operations in our financial statements for all periods presented. See Notes 1(c) and 9 to our consolidated financial statements for additional information.

Revenues

For the year ended December 31, 2003 total revenues were $101.3 million compared to $114.4 million in 2002 and $123.9 million in 2001. The declines in revenue in 2003 and 2002 as compared to the prior year primarily occurred in our production messaging services, which include fax, telex and email hosting as a result of lower volumes and negotiated individual customer price reductions at the time of service contract renewals and loss of certain customers. However, the declines may continue. These services have been impacted by continuing pricing pressures in the telecommunications market and by technological factors that replace or reduce the deployment of such services by our customers. We intend to offset this continuing revenue erosion by offering new services including Document Capture and Management services and Integrated Desktop Management services.

During 2003 and 2002, we generated substantially all of our revenues from information exchange services to enterprises. During 2001, we generated approximately 98% of our revenues from information exchange services provided to enterprises and approximately 2% of our revenue from the advertising network business and other sources. All revenues from information exchange services for the years ended December 31, 2003 and 2002 were generated from companies we acquired since August 1999. Approximately 98% of our revenues came from these acquired businesses during 2001.

Operating Results

Our operating results have significantly improved in 2003 even though revenues declined in comparison to 2002 and 2001. Our net income was $50.9 million for 2003 as compared to net losses of $85.8 million and $206.3 million for the years ended December 31, 2002 and 2001, respectively. The improved results are attributable to a number of key factors including (1) the decision to stop offering advertising and consumer email services and to discontinue the operations of the WORLD.com businesses as described above, (2) the acquisition of the EasyLink Services business as part of the Swift acquisition and (3) the restructuring of our debt obligations which reduced interest expense to $1.4 million in 2003 from $4.8 million in 2002 and from $10.4 million in 2001 and which resulted in gains of $54.1 million in 2003, $6.6 million in 2002 and $48.0 million in 2001. The results for 2002 and 2001 also included charges of $78.8 million and $62.2 million, respectively for the impairment of intangible assets and, in 2001, amortization of goodwill amounted to $40.4 million.


In light of the evolving nature of our business and our limited operating history, we believe that period-to-period comparisons of our revenues and operating results are not meaningful and should not be relied upon as indications of future performance. We believe the nature of our revenues in future periods will be more comparable to that of 2003.

Our prospects should be considered in light of risks described in the section of this report entitled "Risk Factors That May Affect Future Results."

Critical Accounting Policies

In response to the Securities & Exchange Commission's (SEC) Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," we have identified the most critical accounting principles upon which our financial status depends. Critical principles were determined by considering accounting policies that involve the most complex or subjective decisions or assessments. The most critical accounting policies were identified to be those related to revenue recognition, accounts receivable, long-lived assets and intangible assets, contingencies and litigation, and restructurings.

Revenue Recognition

The Company's business messaging services include message delivery services such as electronic data interchange or "EDI," telex, desktop fax, broadcast and production messaging services; groupware hosting services; services that help protect corporate e-mail systems such as virus protection, spam control and content filtering services, and professional messaging services and support. The Company derives revenues from monthly fees and usage-based charges for our message delivery services; from monthly per-user or per-message fees for groupware hosting and virus protection, spam control and content filtering services, and license and consulting fees for our professional services. Revenue from e-mail and groupware hosting services, virus protection, spam control and content filtering services, message delivery services and professional services is recognized as the services are performed. Facsimile license revenue is recognized over the average estimated customer life of 3 years.

Prior to the sale of the Advertising Network Business on March 30, 2001 (see
Note 3), advertising revenues were derived principally from the sale of banner advertisements. Revenue on banner advertisements was recognized ratably as the advertisements or respective impressions were delivered either on a "cost per thousand" or "cost per action" basis. Revenue on upfront placement fees and promotions was deferred and recognized over the term of the corresponding agreement.

The Company also traded advertisements on its Web properties in exchange for advertisements on the Internet sites of other companies as part of the ad network business. Barter revenues and expenses were recorded at the fair market value of services provided or received; whichever was more determinable in the circumstances. Revenue from barter transactions were recognized as income when advertisements were delivered on the Company's Web properties. Barter expense was recognized when the Company's advertisements are run on other companies' Web sites, which is typically in the same period when barter revenue was recognized. Barter revenues, which are a component of advertising revenue, amounted to $0.6 million for the year ended December 31, 2001. Barter expenses, which are a component of cost of revenues, were approximately the same $0.6 million for the year ended December 31, 2001.

Other revenues includes revenues from (1) the sale of domain names, which are recognized at the time when the ownership of the domain name is transferred provided that no significant Company obligation remains and collection of the resulting receivable is probable and (2) the licensing of domain names wherein the revenue is recognized ratably over the license periods. To date, such revenues have not been material.

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

Impairment of Long-Lived Assets

Effective January 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 142 eliminates the amortization of goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with finite lives and addresses impairment testing and recognition for goodwill and indefinite-lived intangible assets. SFAS No. 144 establishes a single model for the impairment of long-lived assets. We assess goodwill and indefinite-lived intangibles for impairment annually unless events occur that require more frequent reviews. Long-lived assets, including amortizable intangibles, are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Discounted cash flow analyses are used to assess indefinite-lived intangible impairment while undiscounted cash flow analyses are used to assess long-lived asset impairment. If an assessment indicates impairment, the impaired asset is written down to its fair market value based on the best information available. Estimated fair market value is generally measured with discounted estimated future cash flows. Considerable management judgment is necessary to estimate undiscounted and discounted future cash flows. Assumptions used for these cash flows are consistent with internal forecasts. On an on-going basis, management reviews the value and period of amortization or depreciation of long-lived assets, including goodwill and other intangible assets. During this review, we reevaluate the significant assumptions used in determining the original cost of long-lived assets. Although the assumptions may vary from transaction to transaction, they generally include revenue growth, operating results, cash flows and other indicators of value. Management then determines whether there has been an impairment of the value of long-lived assets based upon events or circumstances, which have occurred since acquisition. The impairment policy is consistently applied in evaluating impairment for each of the Company's wholly owned subsidiaries and investments.

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

Restructuring Activities

Restructuring activities in 2003 and 2002 are accounted for in accordance with SFAS No. 146. Prior to 2002, restructuring activities are accounted for in accordance with the guidance provided in the consensus opinion of the Emerging Issues Task Force ("EITF") in connection with EITF Issue 94-3 ("EITF 94-3"). EITF 94-3 generally requires, with respect to the recognition of severance expenses, management approval of the restructuring plan, the determination of the employees to be terminated, and communication of benefit arrangement to employees.

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

Acquisitions, Investments and Divestitures

Continuing Operations

GN Comtext

During July 2001, we acquired the assets of GN Comtext ("GN") for $1. Additionally, we received a $1.1 million unsecured interest free loan from the former parent company of GN, GN Store Nord A/S, which was paid in the fourth quarter of 2001, and received approximately $175,000 for transition services revenues which were recorded as a reimbursement of costs during the third quarter of 2001. GN offers value-added messaging services to over 3,000 customers ranging from small business to multi-national companies around the world. The excess of fair market value of the assets acquired and the liabilities assumed over the purchase price resulted in negative goodwill of $782,000 which was recognized as an extraordinary gain during the quarter ended September 30, 2001 in accordance with the provisions of Financial Accounting Standards Board Statement No. 141, "Business Combinations."

Swift Telecommunications, Inc. and EasyLink Services

On February 23, 2001, we acquired Swift Telecommunications, Inc., ("STI"). Just prior to the acquisition in January 2001, STI acquired the EasyLink Services business ("EasyLink Services") from AT&T Corp. At the closing of the acquisition by STI of the EasyLink Services business from AT&T, we advanced $14 million to STI in the form of a loan, the proceeds of which were used to fund part of the cash portion of the purchase price to AT&T. Upon the closing of the acquisition of STI, we assumed a $35 million note issued by STI to AT&T. The $35 million note was secured by the assets of STI, including the EasyLink Services business, and the shares of our Class A common stock issued to STI's then sole shareholder (who became an officer and director of EasyLink) in the transaction. The note was payable in equal monthly installments over four years with interest at the rate of 10% per annum. In November 2001, the note, and accrued interest thereon, was exchanged for a new note in the principal amount of $10 million, 1 million shares of the Company's Class A common stock and warrants to purchase an additional 1 million shares of stock. In March 2003, the Company commenced a lawsuit against AT&T and PTEK Holdings, Inc. arising out of the attempt by AT&T to sell the new note and the shares to PTEK. In October 2003, the Company entered into a settlement of the lawsuit. Under the settlement, the Company agreed to consent to the transfer of the shares and the note from AT&T to PTEK in exchange for a revised amortization schedule on the new note and the return of the warrant to the Company for cancellation. Under the revised terms of the note, the Company will repay the $10,019,464 remaining outstanding balance of principal of and interest on the Note as of March 30, 2004 and all future accrued interest by making equal quarterly installment payments of principal and interest in the amount of $800,000 and a final payment of approximately $5.75 million on the June 1, 2006 maturity date. The note continues to be secured by the same security interests that secured the $35 million note. See Note 7 for a description of the Restructuring of certain debt and lease obligations.

Upon the closing of the acquisition of STI, the Company paid to the sole shareholder of STI (who became an officer and director of EasyLink) $835,000 in cash and issued an unsecured note for approximately $9.2 million and approximately 1.9 million shares of our Class A common stock valued at approximately $30.8 million as the purchase price for the acquisition of STI. We have also agreed to pay additional consideration to the former sole shareholder of STI equal to the amount of the net proceeds, after satisfaction of certain liabilities of STI and its subsidiaries, from the sale or liquidation of the assets of one of STI's subsidiaries. Through March 30, 2004, we have paid an aggregate of $1.4 million of this additional commitment. We also reimbursed the sole shareholder of STI for a $1.5 million advance made to STI, the proceeds of which were used to fund the balance of the cash portion of the purchase price for STI's acquisition of the EasyLink Services business and certain other obligations to AT&T. The $9.2 million note was non-interest bearing and payable in four equal semi-annual installments over two years. In November 2001, this note was exchanged for a new note in the principal amount of $2.7 million, 268,296 shares of the Company's Class A common stock and warrants to purchase 268,296 shares of stock. In May 2003, the $2.7 million note was further exchanged for a new note in principal amount of $284,504 of which $47,250 remains outstanding as of March 30, 2004. See Note 7 for a description of the restructuring and settlement of certain debt and lease obligations.

In connection with the acquisition of STI, we also entered into a conditional commitment to acquire Telecom International, Inc. ("TII"). TII was an affiliate of STI prior to our acquisition of STI. The former sole shareholder of STI (who became an officer and director of the Company) is a principal beneficial shareholder of TII. The purchase price for TII was originally agreed to be $117,646 in cash, a promissory note in the aggregate principal amount of approximately $1,294,118 and 267,059 shares of our Class A common stock. In order to facilitate the debt restructuring and to reduce our debt obligations and cash commitments, the parties agreed to modify our commitments in respect of TII. In lieu of acquiring TII, we purchased certain assets owned by TII for $250,000, payable in six monthly payments of $10,000 commencing May 27, 2002 and one payment of $190,000 on November 27, 2002. We also agreed to reimburse TII for up to 50% of TII's payments on certain accounts payable up to a maximum reimbursement of $200,000, to cancel a $236,000 payable owed by TII to STI and to issue up to 20,000 shares of Class A common stock to TII valued at $122,000. In addition, we issued 300,000 shares of Class A common stock to TII valued at $1,890,000.

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

NetMoves

On February 8, 2000, we acquired NetMoves Corporation ("NetMoves"), a provider of Internet fax transmission services for approximately $168.3 million including acquisition costs of approximately $2.1 million. The acquisition was accounted for as a purchase business combination. We issued 635,448 shares of Class A common stock valued at approximately $145.7 million. In addition, we assumed outstanding options and warrants of NetMoves which represent the right to purchase 96,244 shares and 5,734 shares respectively, of our Class A common stock at weighted average exercise prices of $66.90 and $86.40, respectively. The options and warrants were valued at an aggregate of approximately $20.5 million.

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

On March 14, 2000, we acquired eLong.com, Inc., a Delaware corporation ("eLong.com") for approximately $62 million including acquisition costs of approximately $365,000. eLong.com, through its wholly owned subsidiary in the People's Republic of China, operated the Web Site www.eLong.com, which was a provider of local content and other internet services. The acquisition was accounted for as a purchase business combination. Concurrently with the merger, eLong.com changed its name to Asia.com, Inc. ("Asia.com"). In the merger, we issued to the former stockholders of eLong.com an aggregate of 359,949 shares of Class A common stock valued at approximately $57.2 million, based upon our average trading at the date of acquisition. All outstanding options to purchase eLong.com common stock were converted into options to purchase an aggregate of 27,929 shares of Class A common stock. The options were valued at approximately $4.4 million.

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

RESULTS OF OPERATIONS - 2003 and 2002

Revenues

Revenues in 2003 were $101.3 million as compared to $114.4 million in 2002. The decrease of $13.1 million was due primarily to reduced revenues in our production messaging services, which include fax, telex and email hosting, as a result of lower volumes and negotiated individual customer price reductions and loss of certain customers. Revenues consist almost entirely of revenues from providing information exchange services to businesses and are derived from electronic data interchange services or `EDI"; production messaging services; integrated desktop messaging services; boundary and managed email services; and other services.

Cost of Revenues

Cost of revenues for 2003 decreased to $49.6 million from $57.6 million in 2002. As a percentage of revenues these costs decreased to 48.9% in 2003 as compared to 50.0% in 2002. However, the 2003 costs are net of a $1.2 million (1.2% of revenues) reversal of previously accrued telecom costs as a result of a negotiated agreement with one of the company's providers. Without the reversal, costs as a percentage of revenue would have remained unchanged at 50%. Cost of revenue reflects a decrease in costs as a percentage of revenue equal to 2% due to depreciation charges and an increase in other costs as a percentage of revenues equal to 2% due to fixed network expenses and fixed telecom expenses. Reductions in costs from continuing cost reduction programs in network operations, telecom rates, reductions in facilities, including reducing the number of circuits, and reduced variable telecom charges consistent with reduced customer volumes also reduced total 2003 costs in comparison to 2002.

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

Sales and Marketing Expenses

Sales and marketing expenses were $18.4 million and $20.2 million in 2003 and 2002, respectively. Included in this category are costs related to salaries and commissions for sales, marketing, and business development personnel. Also included are costs for promotional programs, trade shows and marketing materials. The cost decrease of $1.8 million is primarily the result of lower staffing levels in 2003. We anticipate increases in sales and marketing expenses beyond 2003.

General and Administrative Expenses

General and administrative expenses were $24.4 million in 2003 as compared to $28.7 million in 2002. The $4.3 million decrease is the net impact of various cost component changes but the most significant reduction was $2.6 million in our provision for bad debts as a result of improved collection and credit activities. While certain cost components may vary, we anticipate general and administrative expenses in total to be comparable to 2003 levels.

Product Development Expenses

Product development costs, which consist primarily of personnel and consultants' time and expense to research, conceptualize, and test product launches and enhancements to our products, were $6.4 million for 2003 as compared to $7.4 million in 2002. The net decrease in costs mostly relates to lower consultants costs and lower salaries attributable to fewer employees. We anticipate that spending for product development will increase over 2003 in connection with continuing development of new services.

Restructuring Charges

During the year ended December 31, 2002, restructuring charges of $2.3 million were recorded by the Company. The Company's restructuring initiatives are related to the relocation and consolidation of its New Jersey office facilities into one location which was completed in 2003 and a similar consolidation of facilities for our operations in England. The restructuring charges are comprised of net abandonment cost with respect to leases and the write-off of leasehold improvements. During the year ended December 31, 2003, the Company recorded additional restructuring charges of $1.5 million for net abandonment costs on U.S. leases as estimated sublease rentals were reduced due to deteriorating market conditions for subleasing the vacant facilities and a negotiated settlement of lease obligations in England.

Gain on Sale of Business

In 2002, the Company recorded a $300,000 gain attributable to the sale of customer contracts for hosted email services (NIMS) and a $126,000 gain attributable to the sale of a software and consulting business in Europe.


Amortization of Other Intangible Assets

As of January 1, 2002, the Company adopted FASB No. 142, "Goodwill and Other Intangibles". Statement No. 142 requires companies to no longer amortize goodwill but instead to test goodwill for impairment on an annual basis. Accordingly, we did not amortize any goodwill during the years ended December 31, 2003 and 2002 respectively. We completed an impairment assessment in the 4th quarter of 2002 with the assistance of an independent appraiser and determined that an impairment of goodwill had occurred. Based on a subsequent fair value analysis of the Company's goodwill, other intangible assets and other long-lived assets, we recorded an aggregate impairment of $78.8 million in the 4th quarter of 2002. The impairment of the other intangible assets reduced the basis for future amortization charges resulting in the $4.7 million decrease in amortization charges for 2003 in comparison to 2002. Total charges are $2.1 million and $6.8 million in 2003 and 2002, respectively.

Other Income (Expense), Net

Interest income for 2003 was $36,000 as compared to $189,000 during 2002. The decrease was due to lower cash balances and lower interest rates on temporary investments.

Interest expense was $1.4 million in 2003 as compared to $4.8 million in 2002. The decrease was primarily due to reductions in the total debt balances outstanding as a result of the debt restructurings and settlements completed in 2003 and 2002.

Gain on Debt Restructurings and Settlements

During 2003, we eliminated $63.0 million of indebtedness in exchange for the payment of $3.1 million in cash and the issuance of 23.9 million shares of Class A common stock valued at $13.6 million pursuant to our announced efforts to eliminate substantially all of our outstanding indebtedness. After reversing $6.5 million of previously capitalized interest and $2.4 million of accrued interest net of debt issuance costs, we recorded total gains of $54.1 million on these transactions.

In 2002, we eliminated $5.5 million of indebtedness in exchange for the payment of $0.6 million in cash and the issuance of 5,415 shares of Class A common stock valued at $6,000 pursuant to our announced efforts to eliminate substantially all of our outstanding indebtedness. After reversing $1.7 million of previously capitalized interest, we recorded a gain of $6.6 million on these transactions

The elimination of outstanding debt will result in substantial income from cancellation of debt for income tax purposes. We intend to minimize the income tax payable as a result of the restructuring by, among other things, offsetting the income with our historical net operating losses and otherwise reducing the income in accordance with applicable income tax rules. As a result, we do not expect to incur any material current income tax liability from the elimination of this debt. However, the relevant tax authorities may challenge our income tax positions.

Loss from Discontinued Operations

In September 2003, a previously vacated judgment in the amount of $931,000 was reinstated against the Company in connection with the Company's suit against a broker engaged by the Company in connection with the proposed sale of the portal operations of its discontinued India.com business and the broker's counterclaim against the company. The judgment and related costs, net of previously recorded reserves, is reflected as the loss from discontinued operations in the current quarter statement. See Note 18 - Commitments and Contingencies - Legal Proceedings for additional information.

RESULTS OF OPERATIONS - 2002 and 2001

Revenues

Revenues in 2002 were $114.4 million as compared to $123.9 million in 2001. The decrease of $9.5 million occurred even though revenues from our acquisition of STI in 2001, including the EasyLink Services business acquired by STI from AT&T Corp., were included for the full year 2002 as compared to the shorter 2001 period from February 23, 2001, the date of acquisition, through December 31, 2001. The decrease in revenues was partially due to lower volumes associated with our production messaging services and negotiated customer price reductions. Also impacting comparative results were (1) a decrease in advertising revenues of $1.6 million as a result of the sale of our advertising network in March 2001 and (2) the loss of $1.5 million in email hosting revenues resulting from the termination of a hosting arrangement related to the sale of our advertising network.

Revenues for 2002 and 2001 consist almost entirely of revenues from providing information exchange services to businesses which are derived from electronic data interexchange services or "EDI"; production messaging services; integrated desktop messaging services; boundary and managed email services; and other services largely consisting of legacy fax services. In 2001, $1.6 million or 2% of our revenues were from our advertising network, which included barter revenues of $0.6 million.

Cost of Revenues

Cost of revenues in 2002 decreased to $57.6 million as compared to $75.9 million in 2001. The reduction in our cost of revenues resulted in a gross profit of 50% in 2002, representing an improvement of 11 percentage points over the 2001 results of 39%, Cost of revenues consists primarily of costs directly related to the delivery of EDI, telex, fax and email messages. It includes depreciation of equipment used in our computer systems; the cost of telecommunications services including local access charges, leased network backbone circuit costs and long distance domestic and international termination charges; licensing charges for third party network software; and personnel costs associated with our systems, databases and support services. In addition, as it related to our advertising network in 2001, we included the cost of barter trades.

The reduction in cost of revenues in 2002, both in total amount and as a percentage of revenues, and the increase in gross profit percentage, is attributable to the increase in higher margin revenues from the STI acquisition, including the EasyLink Services business, the on-going benefit of cost reduction programs implemented throughout 2001 and 2002; $3.3 million of reduced charges for network support under the Transition Services Agreement (TSA) with AT&T; $6.1 million in lower depreciation charges; negotiated cost reductions in certain telecommunications services; and the elimination of $2.0 million of costs associated with our advertising network business that was sold in March 2001.

Sales and Marketing Expenses

Sales and marketing expenses were $20.2 million in 2002 as compared to $28.2 million for 2001, representing a decrease of $7.9 million. In 2001 the Company recognized $1.6 million in gains related to favorable advertising and marketing cost settlements, which were recorded as a reduction of our sales and marketing expenses in 2001. Without these net cost reductions in 2001, sales and marketing expenses for 2002 in comparison to 2001 would have decreased by $9.5 million. The decrease from year to year was primarily due to eliminating $4.1 million in costs associated with our advertising network business that was sold on March 31, 2001; $2.9 million in reduced domestic employee related sales expenses; and $0.7 million in reduced advertising spending. Included in this category are costs related to salaries and commissions for sales, marketing and business development personnel and costs associated with various campaigns mostly conducted in 2001 to build our brand.

General and Administrative Expenses

General and administrative expenses were $28.7 million during 2002 as compared to $41.4 million during 2001. The $12.7 million decrease was primarily attributable to $1.8 million in reduced charges under the AT&T Transition Services Agreement as support for these administrative functions from AT&T ceased in 2001; $2.0 million in reduced costs for consultants without a corresponding increase in salaries and related costs; the reversal of $0.6 million of prior years' accrued employee cash bonuses in 2002 and a decrease of $3.4 million in our provision for doubtful accounts for 2002 as compared to 2001 due to enhanced billing and collection efforts. General and administrative expenses primarily consist of compensation and other employee costs for corporate office functions, customer support, customer billing operations and management information systems. This cost category also includes our provision for doubtful accounts and corporate wide overhead expenses.

Product Development Expenses

Product development costs, which consist primarily of personnel and consultants' time and expense to research, conceptualize and test product launches and enhancements to our products were $7.4 million in 2002 as compared to $9.2 million in 2001. The prior year's costs were significantly higher as the first quarter of 2001 included the development expenses related to our advertising network, which we sold on March 31, 2001 and we utilized consultants to a greater degree during 2001.

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

In connection with our annual assessment in the fourth quarter of 2002, a third party impairment assessment was completed which indicated that there was an impairment of goodwill. The current economic and market conditions have led to forecasts with lower growth rates and a significantly lower market capitalization for the Company. Accordingly, a fair value analysis was performed on the Company's goodwill, other intangible assets and other long lived assets. This resulted in an aggregate impairment of $78.8 million which is included in the 2002 loss from continuing operations which is attributable to current economic and market conditions. In 2001, we recorded $62.2 million in goodwill impairment charges associated with our NetMoves and professional services acquisitions. The impairment charges in 2001 resulted from our previously employed business review process, based on quantitative and qualitative measures, and the assessment of the need to record impairment losses on long-lived assets used in operations when impairment indicators are present.

Restructuring Charges

During 2002 and 2001, restructuring charges of $2.3 million and $25.3 million, respectively were recorded by the Company. During 2002, our restructuring charges were related to the relocation and consolidation of our New Jersey-based corporate office facilities into one location and a similar consolidation of our office facilities in England. For 2001, our restructuring initiatives were related to our strategic decisions to exit the consumer messaging business and to focus on our outsourced messaging business. The 2001 restructuring program also included an incremental reduction in the workforce of approximately 150 employees. In addition, asset disposals of $24.1 million reflect write-downs of excess fixed assets and other assets to their net realizable values.

Gain or loss on the sale of businesses

Gains on sales of businesses in 2002 included $300,000 derived from the sale of our customer contracts for hosted email services (NIMS) and $126,000 attributable to the sale of a software and consulting business in Europe. Loss on sale of businesses of $1.8 million in 2001 represents the loss incurred from the sale of our advertising network in March 2001.

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

Interest expense was $4.8 million in 2002 as compared to $10.4 million in 2001. The $5.6 million decrease was due to reductions in the total debt balances outstanding during 2002 as compared to 2001 as a result of the exchange transactions and debt restructurings completed in 2001 as described below. In addition, no interest expense is recognized on the notes issued in connection with the exchange transactions or on the restructured notes issued to AT&T and the former shareholder of STI in accordance with FASB Statement No. 15 "Accounting by Debtors and Creditors for Troubled Debt Restructurings" (See Note 7 to the Consolidated Financial Statements).

Gain on Debt Restructuring and Settlements

In 2002, we eliminated $5.5 million of indebtedness in exchange for the payment of $0.6 million in cash and the issuance of 5,415 shares of Class A common stock valued at $6,000 pursuant to our announced efforts to eliminate substantially all of our outstanding indebtedness. After reversing $1.7 million of previously capitalized interest, we recorded a gain of $6.6 million on these transactions.

In 2001, net gains of $48.0 million on debt restructuring were primarily related to the issuance of $23.8 million principal amount of 10% Senior Convertible Notes in exchange for the cancellation of $75.9 million principal amount of 7% Convertible Subordinated Notes and the subsequent exchange of $2.5 million of the new 10% Senior Convertible Notes for 1.4 million shares of our Class A common stock.

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

Liquidity and Capital Resources

Net cash provided by operating activities was $7.7 million for the year ended December 31, 2003 in comparison to $2.2 million in cash provided from operating activities for 2002 and ($1.0) million used in operations for 2001. This improvement is consistent with the improvement in operating results as we implemented a restructuring of our operations through acquisitions and the discontinuance of the consumer advertising network and the development of domain name properties through WORLD.com as previously described. In addition, we have reduced our debt obligations to $13.5 million at December 31, 2003 from $75.6 million at December 31, 2002.

Net cash used in investing activities for purchases of property and equipment was $4.2 million and $3.5 million for the years ended December 31, 2003 and 2002, respectively. The expenditures in the 2003 period included $1.9 million related to the consolidation of our New Jersey office facilities into a single location. For 2001, cash used for capital equipment purchases amounted to $5.3 million and cash used for acquisitions, mostly related to the STI transaction, was $15.3 million. Offsetting these 2001 uses were $12.5 million in proceeds from the sales and maturities of marketable securities, $2.0 million from the sales of investments and $4.6 million from the sales of businesses.

Net cash used in financing activities was $6.0 million for the year ended December 31, 2003 as compared to cash used of $2.3 million for the year ended December 31, 2002. The 2003 activity includes $5.8 million in debt payments and additional payments to extinguish debt in connection with the previously mentioned debt elimination transactions and proceeds of $1.0 million from the issuance in a private placement of 1.9 million shares of Class A common stock. In the 2002 period, we made $0.8 million of scheduled principal and debt extinguishment payments, $0.9 million of interest payments on restructured notes and $0.6 million in payments under capital lease obligations. In 2001, $16.3 million cash was provided by financing activities. This included $25.3 million in financing activities and payments for debt service and capital leases of $9.0 million.

At December 31, 2003, we had $6.6 million of cash and cash equivalents. Although this reflects a $2.9 million reduction in cash balances from December 31, 2002, cash of $1.9 million was used for our new office facilities 2003 and will not occur in 2004. Payments in 2003 to complete the debt elimination transactions will not occur in 2004. Debt service payments in 2004 are expected to be $4.0 million in comparison to the $5.8 million in payments for 2003. In 2001, $16.3 million was provided by financing activities. During 2001, the company raised approximately $16.5 million from the issuance of convertible debt and notes payable and $8.7 million from the issuance of Class A common stock.

Below is a table that presents our contractual obligations and commitments at December 31, 2003:

Payments Due by Period (in thousands)

Contractual Obligations                                                  Less than
                                                              Total       One Year       1-3 years      4-5 years     After 5 years
                                                              -----       --------       ---------      ---------     -------------
Long-term debt obligations,
  including capitalized interest.....................       $15,464         $3,997       $11,467         $  --          $  --
Operating lease obligations..........................        18,356          4,321         4,966           4,051          5,018
Purchase obligations mostly consisting of
  telecommunications contract commitments............        10,638          7,756         2,882            --             --
Other long-term liabilities
  reflected on our balance sheet.....................         1,104            --          1,104             --            --
                                                            -------        -------       -------          ------        -------
     Total...........................................       $45,562        $16,074       $20,419          $4,051        $ 5,018
                                                            =======        =======       =======          ======        =======

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

For the years ended December 31, 2003, 2002 and 2001, we received a report from our independent auditors containing an explanatory paragraph stating that we suffered recurring losses from operations since inception and have a working capital deficiency that raises substantial doubt about our ability to continue as a going concern. As shown in the accompanying consolidated financial statements, prior to 2003, the Company incurred net losses of $85.8 million and $206.3 million for the two years ended December 31, 2002 and 2001, respectively. As of December 31, 2003, the Company had an accumulated deficit of $548.3 million and stockholders' equity of $4.4 million. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. If the Company's cash flow is not sufficient, we may need additional financing to meet our debt service and other cash requirements. However, if we are unable to raise additional financing, restructure or settle additional outstanding debt or generate sufficient cash flow, we may be unable to continue as a going concern. Management believes the Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, and to achieve and maintain profitable operations. Throughout 2001, management improved the Company's operations and liquidity through a variety of actions, including the acquisition and integration of STI/EasyLink Services, a reduction of its workforce, the sale or closure of all of its World.com businesses, and the sale of its advertising network. In addition, management raised over $20 million in cash financing during 2001. Throughout 2002 and 2003, management continued the process of improving the Company's operations through further cost reductions to the point that net cash of $2.2 million and $7.7 million, respectively, was provided from operations for those years. In 2003, the Company reduced its debt by $63.0 million, thereby reducing its interest expense from $4.8 million in 2002 to $1.4 million in 2003. Management is continuing the process of further reducing telecommunications and network-related operating costs while increasing its sales and marketing efforts. There can be no assurance that the Company will be successful in these efforts.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk, primarily from changes in interest rates, foreign exchange rates and credit risk. The Company maintains continuing operations in Europe (mostly in the United Kingdom) and, to a lesser extent, in Singapore, Malaysia and India. Fluctuations in exchange rates may have an adverse effect on the Company's results of operations and could also result in exchange losses. The impact of future rate fluctuations cannot be predicted adequately. To date the Company has not sought to hedge the risks associated with fluctuations in exchange rates.

Market Risk - Our accounts receivable are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. As a result we do not anticipate any material losses in this area.

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

Item 8   Consolidated Financial Statements and Supplementary Data



                          EASYLINK SERVICES CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                                              Page
Independent Auditors' Report...............................................................................     38
Consolidated Balance Sheets as of December 31, 2003 and 2002...............................................     39
Consolidated Statements of Operations for the years ended December 31, 2003, 2002, and 2001................     40
Consolidated Statements of Stockholders' Equity  (Deficit) and Comprehensive
    Loss for the years ended December 31, 2003, 2002 and 2001..............................................     41
Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001.................     50
Notes to Consolidated Financial Statements.................................................................     52

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
EasyLink Services Corporation:

We have audited the accompanying consolidated balance sheets of EasyLink Services Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity (deficit) and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EasyLink Services Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1(b) to the consolidated financial statements, the Company has suffered recurring losses from operations since inception and has a working capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 1(b). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1 (i), 1(j) and 6, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", as of January 1, 2002.


                                           /s/KPMG LLP

New York, New York
February 12, 2004

                          EasyLink Services Corporation
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

                                                                                                      December 31,
                                                                                                 2003              2002
                                                                                                 ----              ----
                                     ASSETS
Current assets:
Cash and cash equivalents...........................................................             $6,623          $9,554
Accounts receivable, net of allowance for doubtful accounts of $4,824 and
 $8,052 as of December 31, 2003 and 2002, respectively.............................              11,430          11,938
Prepaid expenses and other current assets..........................................               1,760           2,019
                                                                                                 ------          ------
Total current assets...............................................................              19,813          23,511
                                                                                                 ------          ------

Property and equipment, net........................................................              10,641          14,833
Goodwill, net......................................................................               6,266           6,266
Other intangible assets, net.......................................................              11,629          14,548
Other assets.......................................................................               1,062           1,853
                                                                                                 ------          ------

Total assets.......................................................................             $49,411         $61,011
                                                                                                =======         =======

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable...................................................................              $9,082         $10,235
Accrued expenses...................................................................              14,336          20,853
Restructuring reserves payable.....................................................               1,894           1,651
Current portion of notes payable...................................................               2,957           4,152
Current portion of capitalized interest on notes payable...........................               1,040           4,283
Other current liabilities..........................................................               1,438           1,592
Net liabilities of discontinued operations.........................................                 828             360
                                                                                                 ------          ------
Total current liabilities..........................................................              31,575          43,126
                                                                                                 ------          ------

Notes payable, less current portion................................................              10,511          71,398
Capitalized interest on notes payable, less current portion........................                 956           7,402
Other long term liabilities........................................................               1,957             907
                                                                                                 ------          ------

Total liabilities..................................................................              44,999         122,833
                                                                                                 ------         -------

Stockholders' equity (deficit):
Common stock, $0.01 par value; 510,000,000 shares authorized at December 31,
2003 and 2002:
  Class A--500,000,000 shares authorized at December 31, 2003 and 2002;
    42,821,500 and 16,129,319 shares issued and outstanding at
    December 31, 2003 and 2002, respectively.......................................                 428             161
  Class B--10,000,000 shares authorized at December 31, 2003 and 2002;
    1,000,000 issued and outstanding at December 31, 2003 and .....................                  10              10
Additional paid-in capital.........................................................             552,589         537,544
Accumulated other comprehensive loss...............................................                (272)           (246)
Accumulated deficit................................................................            (548,343)       (599,291)
                                                                                               ---------       ---------

Total stockholders' equity (deficit)...............................................               4,412         (61,822)
                                                                                               --------         --------
Commitments and contingencies
Total liabilities and stockholders' equity (deficit)...............................             $49,411         $61,011
                                                                                                =======         =======

          See accompanying notes to consolidated financial statements.

                          EasyLink Services Corporation
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)

                                                                                        Year Ended December 31,
                                                                                        -----------------------
                                                                                2003             2002            2001
                                                                                ----             ----            ----

Revenues...............................................................      $101,347          $114,354        $123,929

Operating expenses:
   Cost of revenues....................................................        49,553            57,601          75,914
                                                                               ------            ------          ------

Gross profit...........................................................        51,794            56,753          48,015
                                                                               ------            ------          ------

Sales and marketing....................................................        18,379            20,151          28,218
General and administrative.............................................        24,405            28,694          41,421
Product development....................................................         6,383             7,412           9,208
Amortization of goodwill and other intangible assets...................         2,066             6,751          52,068
Impairment of intangible assets........................................            --            78,784          62,200
Restructuring charges..................................................         1,478             2,320          25,337
(Gain) loss on sale of businesses......................................            --              (426)          1,804
                                                                               ------              -----          -----
                                                                               52,711           143,686         220,256
                                                                               ------           -------         -------

Loss from operations...................................................          (917)          (86,933)       (172,241)
                                                                               -------          --------       ---------

Other income (expense):
   Interest income.....................................................            36               189             565
   Interest expense....................................................        (1,390)           (4,785)        (10,383)
   Gain on debt restructuring and settlements..........................        54,078             6,558          47,960
   Impairment of investments...........................................            --            (1,515)        (10,131)
   Other, net..........................................................            79               641             192
                                                                               ------             -----           -----
  Total other income, net..............................................        52,803             1,088          28,203
                                                                               ------             -----          ------

Income (loss) from continuing operations...............................        51,886           (85,845)       (144,038)
                                                                               ------           --------       ---------

Loss from discontinued operations......................................          (938)               --         (63,027)
                                                                               -------          -------         --------

Income (loss) before extraordinary item................................        50,948           (85,845)       (207,065)

Extraordinary gain.....................................................            --                --             782
                                                                                 ----           -------             ---

Net income (loss)......................................................       $50,948           (85,845)       (206,283)
                                                                              =======           ========       =========

Basic net income (loss) per share:
Income (loss) from continuing operations...............................         $1.47            $(5.13)        $(15.26)
Loss from discontinued operations......................................         (0.03)               --           (6.68)
Extraordinary gain.....................................................            --                --             0.09
                                                                                -----            ------             ----
Net income (loss) per share............................................         $1.44            $(5.13)        $(21.85)
                                                                                =====            =======        ========

Diluted net income (loss) per share:
Income (loss) from continuing operations...............................         $1.46            $(5.13)        $(15.26)
Loss from discontinued operations......................................         (0.03)               --           (6.68)
Extraordinary gain.....................................................            --                --            0.09
                                                                                -----            ------         --------
Net income (loss) per share............................................         $1.43            $(5.13)        $(21.85)
                                                                                =====            =======        ========

Weighted-average basic shares outstanding..............................    35,401,809        16,732,793       9,442,047
                                                                           ==========        ==========       =========
Weighted-average diluted shares outstanding............................    35,653,336        16,732,793       9,442,047
                                                                           ==========        ==========       =========

          See accompanying notes to consolidated financial statements.

                          EasyLink Services Corporation

       Statement of Stockholders' Equity (Deficit) and Comprehensive Loss

                        (in thousands, except share data)


                                                                        Class A Common          Class B Common
                                                                             Stock                   Stock            Additional
                                                                    -------------------      ---------------------      Paid-in
                                                                    Shares        Amount      Shares       Amount       Capital
                                                                    ------        ------      ------       ------       -------

Balance at December 31, 2000                                      5,178,920         $52    1,000,000         $10      $446,231
Net loss                                                                 -            -            -           -             -
Realized holding gains on marketable securities                          -            -            -           -             -
Cumulative foreign exchange currency translation                         -            -            -           -             -
Comprehensive loss                                                       -            -            -           -             -
Reversal of stock subscription receivable                                -            -            -           -             -
Exercise of employee stock options                                    2,000           -            -           -            10
Issuance of Class A common stock in connection
with 401(k) plan                                                     75,209           1            -           -           411
Issuance of Class A common stock in connection with
employee stock purchase plan                                          3,869           -            -           -            19
Reversal of deferred compensation related to employee
terminations                                                             -            -            -           -         (193)
Issuance of Class A common stock to certain employees                81,456           1            -           -         1,029
Issuance of Class A common stock in connection with
STI acquisition                                                   1,876,618          19            -           -        30,828
Issuance of Class A common stock in connection with
private placement                                                   300,000           3            -           -         2,997
Issuance of Class A common stock in connection with
debt restructuring                                                2,810,937          28            -           -        17,120
Issuance of Class A common stock in connection with
financing                                                         1,460,000          15            -           -         5,825
Issuance of Class A common stock for investments                     22,222           -            -           -           285
Issuance of Class A common stock in connection with
Asia.com settlements                                                 33,292           -            -           -           321
Issuance of Class A common stock to in connection with
exchange of senior notes                                            155,609           2            -           -         2,725
Issuance of Class A common stock in connection with
India.com employees                                                  10,590           -            -           -           106
Issuance of Class A common stock in connection with
contingent consideration to TCOM employees                          162,083           2            -           -         1,258
Issuance of Class A common stock in connection with
My India acquisition                                                 19,600           -            -           -           272
Issuance of Class A common stock in connection with
vendor settlements                                                  196,604           2            -           -         1,156
Issuance of Class A common stock as payment for promissory
note                                                                103,359           1            -           -           474
Issuance of Class A common stock to minority interest
shareholders in exchange for preferred stock                      1,420,400          14            -           -         6,094
Issuance of Class A common stock to TII                             300,000           3            -           -         1,887
Issuance of Class A common stock in connection with
New Millenium                                                        19,591           -            -           -           120
Issuance of Class A common stock in connection with
Lansoft/Allegro merger agreements                                    53,319           -            -           -           259
Issuance of Class A common stock in lieu of cash
interest on debt                                                    294,533           3            -           -           637
Interest expense related to Senior Convertible Notes payable
in common stock                                                          -            -            -           -         1,506
Beneficial conversion in connection with debt restructuring              -            -            -           -         1,092
Issuance of warrants in connection with debt restructuring               -            -            -           -        10,957
Transfer of officer's shares to certain employees in lieu of
compensation                                                            --           --           --          --           452
                                                                 ----------        ----    ---------         ---      --------

Balance at December 31, 2001                                     14,580,211        $146    1,000,000         $10      $533,878
                                                                 ----------        ----    ---------         ---      --------


          See accompanying notes to consolidated financial statements.


                                                                                                            Accumulated
                                                                                                               Other
                                                                           Subscriptions     Deferred      Comprehensive
                                                                            Receivable     Compensation        Loss
                                                                            ----------     ------------        ----

Balance at December 31, 2000                                                  $(33)          $(214)             $58
Net loss                                                                         -               -                -
Realized holding gains on marketable securities                                  -               -              (62)
Cumulative foreign exchange currency translation                                 -               -              (33)
                                                                                 -               -              ---

Comprehensive loss                                                               -               -              (95)
                                                                                 -               -              ---

Reversal of Stock Subscription Receivable                                       33               -                -
Exercise of employee stock options                                               -               -                -
Issuance of Class A common stock in connection
with 401(k) plan                                                                 -               -                -
Issuance of Class A common stock in connection with
employee stock purchase plan                                                     -               -                -
Reversal of deferred compensation related to employee
terminations                                                                     -              214               -
Issuance of Class A common stock to certain employees                            -             (42)               -
Issuance of Class A common stock in connection with
STI acquisition                                                                  -               -                -
Issuance of Class A common stock in connection with
private placement                                                                -               -                -
Issuance of Class A common stock in connection with
debt restructuring                                                               -               -                -
Issuance of Class A common stock in connection with
financing                                                                        -               -                -
Issuance of Class A common stock for investments                                 -               -                -
Issuance of Class A common stock in connection with
Asia.com settlements                                                             -               -                -
Issuance of Class A common stock in connection with
exchange of senior notes                                                         -               -                -
Issuance of Class A common stock in connection with
India.com employees                                                              -               -                -
Issuance of Class A common stock in connection with
contingent consideration to TCOM employees                                       -               -                -
Issuance of Class A common stock in connection with
My India acquisition                                                             -               -                -
Issuance of Class A common stock in connection with
vendor settlements                                                               -               -                -
Issuance of Class A common stock as payment for promissory
note                                                                             -               -                -
Issuance of Class A common stock to minority interest
shareholders in exchange for preferred stock                                     -               -                -
Issuance of Class A common stock to TII                                          -               -                -
Issuance of Class A common stock in connection with
New Millenium                                                                    -               -                -
Issuance of Class A common stock in connection with
Lansoft/Allegro merger agreements                                                -               -                -
Issuance of Class A common stock in lieu of cash
interest on debt                                                                 -               -                -
Interest expense related to Senior Convertible Notes payable
in common stock                                                                  -               -                -
Beneficial conversion in connection with debt restructuring                      -               -                -
Issuance of warrants in connection with debt restructuring                       -               -                -
Transfer of officer's shares to certain employees in lieu of
compensation                                                                     -               -                -
                                                                                 -            ----             ----

Balance at December 31, 2001                                                     -            $(42)            $(37)
                                                                                 -            ----             ----


          See accompanying notes to consolidated financial statements.


                                                                                                          Total
                                                                                 Accumulated      Stockholders Equity/
                                                                                   Deficit              (Deficit)
                                                                                   -------              ---------

Balance at December 31, 2000                                                    $(307,163)                 $138,941
Net loss                                                                         (206,283)                (206,283)
Realized holding gains on marketable securities                                         -                      (62)
Cumulative foreign exchange currency translation                                        -                      (33)
                                                                                        -                 --------

Comprehensive loss                                                               (206,283)                (206,378)
                                                                                 --------                 --------

Reversal of Stock Subscription Receivable                                               -                        33
Exercise of employee stock options                                                      -                        10
Issuance of Class A common stock in connection with
401(k) plan                                                                             -                       412
Issuance of Class A common stock in connection with
employee stock purchase plan                                                            -                        19
Reversal of deferred compensation related to employee
terminations                                                                            -                        21
Issuance of Class A common stock to certain employees                                   -                       988
Issuance of Class A common stock in connection with
STI acquisition                                                                         -                    30,847
Issuance of Class A common stock in connection with
private placement                                                                       -                     3,000
Issuance of Class A common stock in connection with
debt restructuring                                                                      -                    17,148
Issuance of Class A common stock in connection with
financing                                                                           5,840                         -
Issuance of Class A common stock for investments                                        -                       285
Adjustment of Class A common stock in connection with
Asia.com settlements                                                                    -                       321
Issuance of Class A common stock in connection with
exchange of senior notes                                                                -                     2,727
Issuance of Class A common stock in connection with
India.com employees                                                                     -                       106
Issuance of Class A common stock in connection with
contingent consideration to TCOM employees                                              -                     1,260
Issuance of Class A common stock in connection with
My India acquisition                                                                    -                       272
Issuance of Class A common stock in connection with
vendor settlements                                                                      -                     1,158
Issuance of Class A common stock as payment for promissory
note                                                                                    -                       475
Issuance of Class A common stock to minority interest
shareholders in exchange for preferred stock                                            -                     6,108
Issuance of Class A common stock to TII                                                 -                     1,890
Issuance of Class A common stock in connection with
New Millenium                                                                           -                       120
Issuance of Class A common stock in connection with
Lansoft/Allegro merger agreements                                                       -                       259
Issuance of Class A common stock to in lieu of cash
interest on debt                                                                        -                       640
Interest expense related to Senior Convertible notes payable
in common stock                                                                         -                     1,506
Beneficial conversion in connection with debt restructuring                             -                     1,092
Issuance of warrants in connection with debt restructuring                              -                    10,957
Transfer of officer's shares to certain employees in lieu of
compensation                                                                            -                       452
                                                                                ---------                   -------

Balance at December 31, 2001                                                    $(513,446)                  $20,509
                                                                                ---------                   -------


          See accompanying notes to consolidated financial statements.

                          EasyLink Services Corporation

                        (in thousands, except share data)

                                                                       Class A Common           Class B Common
                                                                            Stock                    Stock           Additional
                                                                   -----------------------   ---------------------     Paid-in
                                                                   Shares        Amount      Shares       Amount       Capital
                                                                   ------        ------      ------       ------       -------

Balance at December 31, 2001                                    14,580,211        $146    1,000,000         $10      $533,878
Net loss                                                                -            -            -          -             -
Cumulative foreign exchange currency translation                        -            -            -          -             -
Comprehensive loss                                                      -            -            -          -             -
Issuance of Class A common stock in connection
with 401(k) plan                                                   314,642           3            -          -            434
Issuance of Class A common stock to certain employees                   -            -            -          -              -
Issuance of Class A common stock in connection with
employee terminations                                               19,265           -            -          -             84
Issuance of Class A common stock in connection with
private placement                                                  100,000           1            -          -             (1)
Issuance of Class A common stock in connection with
MyIndia.com contingent liability                                     6,534           -            -          -              6
Issuance of Class A common stock in connection with
MyIndia.com sale                                                    56,075           1            -          -            314
Issuance of Class A common stock in connection with
vendor settlements                                                 106,534           1            -          -            103
Issuance of Class A common stock issued to Lohoo                    36,232           -            -          -            203
Issuance of Class A common stock to third party vendors             21,016           -            -          -             78
Issuance of Class A common stock in lieu of cash
interest on debt                                                   888,810           9            -          -          1,821
Interest expense related to Senior Convertible Notes payable
in common stock                                                         -            -            -          -            330
Interest expense related to Capitalized Interest                        -            -            -         -             294
                                                                 --------          ---      -------         ---       -------
Balance at December 31, 2002                                    16,129,319        $161    1,000,000         $10      $537,544
                                                                ----------        ----    ---------         ---      --------


          See accompanying notes to consolidated financial statements.


                                                                                                                  Accumulated
                                                                                                                     Other
                                                                              Subscriptions      Deferred        Comprehensive
                                                                               Receivable      Compensation          Loss
                                                                               ----------      ------------          ----

Balance at December 31, 2001                                                      $-              $(42)             $(37)
Net loss                                                                           -                 -                 -
Realized holding gains on marketable securities                                    -                 -                 -
Cumulative foreign exchange currency translation                                   -                 -              (209)
                                                                                   -                 -              -----

Comprehensive loss                                                                 -                 -              (209)
                                                                                   -                 -              -----

Reversal of Stock Subscription Receivable                                          -                 -                 -
Exercise of employee stock options                                                 -                 -                 -
Issuance of Class A common stock in connection
with 401(k) plan                                                                   -                 -                 -
Issuance of Class A common stock to certain employees                              -                42                 -
Issuance of Class A common stock in connection with
employee termination                                                               -                 -                 -
Issuance of Class A common stock in connection with
private placement                                                                  -                 -                 -
Issuance of Class A common stock in connection with
India.com contingent liability                                                     -                 -                 -
Issuance of Class A common stock to Fir Tree                                       -                 -                 -
Issuance of Class A common stock in connection with
MyIndia.com sale                                                                   -                 -                 -
Issuance of Class A common stock in connection with
vendor settlements                                                                 -                 -                 -
Issuance of Class A common stock issued to Lohoo                                   -                 -                 -
Issuance of Class A common stock to third party vendors                            -                 -                 -
Issuance of Class A common stock in lieu of cash
interest on debt                                                                   -                 -                 -
Interest expense related to Senior Convertible Notes payable
in common stock                                                                    -                 -                 -
Interest expense related to Capitalized Interest                                   -                 -                 -
                                                                                   -                 -             -----

Balance at December 31, 2002                                                       -                 -             $(246)
                                                                                   -                 -             -----

          See accompanying notes to consolidated financial statements.


                                                                                                              Total
                                                                             Accumulated            Stockholders' (Deficit)/
                                                                               Deficit                       Equity
                                                                               -------                       ------

Balance at December 31, 2001                                                  $(513,446)                      $20,509
Net loss                                                                        (85,845)                      (85,845)
Realized holding gains on marketable securities                                       -                             -
Cumulative foreign exchange currency translation                                      -                          (208)
                                                                                      -                          -----

Comprehensive loss                                                              (85,845)                      (86,054)
                                                                                --------                      --------

Issuance of Class A common stock in connection with
401(k) plan                                                                           -                           437
Issuance of Class A common stock to certain employees                                 -                            42
Issuance of Class A common stock in connection with
employee terminations                                                                 -                            84
Issuance of Class A common stock in connection with
private placement                                                                     -                             -
Issuance of Class A common stock in connection with
MyIndia.com contingent liability                                                      -                             6
Adjustment of Class A common stock in connection with
MyIndia.com sale                                                                      -                           315
Issuance of Class A common stock in connection with
vendor settlements                                                                    -                           104
Issuance of Class A common stock issued to Lohoo                                      -                           203
Issuance of Class A common stock issued to third party vendors                        -                            78
Issuance of Class A common stock in lieu of cash
interest on debt                                                                      -                         1,830
Interest expense related to Senior Convertible notes payable
in common stock                                                                       -                           330
Interest expense related to Capitalized Interest                                      -                           294
                                                                                -------                       -------

Balance at December 31, 2002                                                  $(599,291)                     $(61,822)
                                                                              ----------                     ---------

          See accompanying notes to consolidated financial statements.

                          EasyLink Services Corporation

                        (in thousands, except share data)

                                                                       Class A Common           Class B Common
                                                                            Stock                    Stock           Additional
                                                                   -----------------------   ---------------------     Paid-in
                                                                   Shares        Amount      Shares       Amount       Capital
                                                                   ------        ------      ------       ------       -------

Balance at December 31, 2002                                    16,129,319        $161    1,000,000         $10      $537,544
Net income                                                              -            -            -          -             -
Cumulative foreign exchange currency translation                        -            -            -          -             -
Comprehensive income                                                    -            -            -          -             -
Issuance of Class A common stock in connection
with 401(k) plan                                                   531,545           5            -          -            486
Issuance of Class A common stock to certain employees                   -            -            -          -              -
Issuance of Class A common stock in connection with
employee terminations                                                    -           -            -          -              -
Issuance of Class A common stock in connection with
private placement                                                1,923,077          19            -          -             981
Issuance of Class A common stock in connection with
cancellation of debt                                            23,881,705         239           -           -          13,328
Issuance of Class A common stock in lieu of cash
interest on debt                                                   284,304           3            -          -            181
Interest expense related to Senior Convertible Notes payable
in common stock                                                         -            -            -          -
Proceeds from the exercise of stock options                        71,550            1            -          -             69
Interest expense related to Capitalized Interest                        -            -            -         -               -
                                                                 --------          ---      -------         -         -------
Balance at December 31, 2003                                    42,821,500        $428    1,000,000         $10      $552,589
                                                                ==========        ====    =========         ===      ========


          See accompanying notes to consolidated financial statements.


                                                                                                                  Accumulated
                                                                                                                     Other
                                                                              Subscriptions      Deferred        Comprehensive
                                                                               Receivable      Compensation          Loss
                                                                               ----------      ------------          ----

Balance at December 31, 2002                                                      $-                 $-            $(246)
Net income                                                                         -                 -                 -
Cumulative foreign exchange currency translation                                   -                 -               (26)
                                                                                ----              ----               ----
Comprehensive income                                                               -                 -               (26)
                                                                                ----              ----               ----

Issuance of Class A common stock in connection
with 401(k) plan                                                                   -                 -                 -
Issuance of Class A common stock to certain employees                              -                 -                 -
Issuance of Class A common stock in connection with
employee termination                                                               -                 -                 -
Issuance of Class A common stock in connection with
private placement                                                                  -                 -                 -
Issuance of Class A common stock in connection with
cancellation of debt                                                               -                  -                -
Issuance of Class A common stock in lieu of cash
interest on debt                                                                   -                 -                 -
Interest expense related to Senior Convertible Notes payable in common stock
Proceeds from the exercise of stock options                                        -                 -                 -
Interest expense related to Capitalized Interest                                   -                 -                 -
                                                                                   -                 -             -----
Balance at December 31, 2003                                                       -                 -             $(272)
                                                                                   =                 =             =====

          See accompanying notes to consolidated financial statements.


                                                                                   Total
                                                                                Accumulated                 Stockholders'
                                                                                  Deficit                       Equity
                                                                                  -------                       ------

Balance at December 31, 2002                                                   $(599,291)                     $(61,822)
Net income                                                                        50,948                        50,948
Cumulative foreign exchange currency translation                                      -                           (20)
                                                                                      -                           ----

Comprehensive income                                                              50,948                        50,928
                                                                                  ------                        ------

Issuance of Class A common stock in connection with
401(k) plan                                                                           -                           492
Issuance of Class A common stock to certain employees                                 -                            --
Issuance of Class A common stock in connection with
employee terminations                                                                 -
Issuance of Class A common stock in connection with
private placement                                                                     -                         1,000
Issuance of Class A common stock in connection with
cancellation of debt                                                                  -                        13,567
Issuance of Class A common stock in lieu of cash
interest on debt                                                                      -                           184
Interest expense related to Senior Convertible notes payable
in common stock                                                                       -                             -
Proceeds from the exercise of stock options                                           -                            70
Interest expense related to Capitalized Interest                                      -                             -
                                                                              ---------                         ------
Balance at December 31, 2003                                                  $(548,343)                        $4,412
                                                                              =========                         ======

          See accompanying notes to consolidated financial statements.

                          EasyLink Services Corporation
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                        Year Ended December 31,
                                                                                        -----------------------
                                                                                2003             2002             2001
                                                                                ----             ----             ----

Cash flows from operating activities:
Net income(loss).......................................................       $50,948          $(85,845)      $(206,283)
Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
Loss from discontinued operations......................................           938                --          63,027
Depreciation and amortization..........................................         8,295            10,417          16,811
Amortization of goodwill and other intangible assets...................         2,919             8,039          52,068
Amortization of partner advances.......................................            --                --           2,304
Non-cash compensation..................................................            --                --             479
Non-cash interest......................................................           184             1,830           1,030
Provision for doubtful accounts........................................             1             2,596           7,224
Provision for restructuring and impairments............................         1,478             2,320          25,337
Extraordinary gain.....................................................            --                --            (782)
Gain on debt restructuring and settlements.............................       (54,078)           (6,558)        (47,960)
Issuance of shares as matching contributions to employee
   benefit plans.......................................................           492               437             441
Other amortization charges.............................................            65               208           1,076
Write-off of fixed assets..............................................           119               204             956
(Gain) loss on sale of businesses......................................            --              (426)          1,804
Impairments of goodwill................................................            --            78,784          62,200
Impairments of investments.............................................            --             1,515          10,131
Issuance of common stock for India.com preferred stock.................            --                --           6,108
Changes in operating assets and liabilities, net of effect of acquisitions and discontinued operations:
    Accounts receivable, net...........................................           508             7,278           2,276
    Prepaid expenses and other current assets..........................           260              (210)          3,216
    Other assets.......................................................           460               (83)            375
    Accounts payable, accrued expenses and other
     current liabilities...............................................        (4,931)          (18,346)         (2,800)
                                                                              -------           -------         -------

Net cash provided by (used) in operating activities....................         7,658             2,160            (962)
                                                                              -------           -------         -------

Cash flows from investing activities:
Purchases of property and equipment, including capitalized software....        (4,214)           (3,498)         (5,267)
Proceeds from sales of businesses......................................            --               426           4,641
Proceeds from sales and maturities of marketable securities............            --                --          12,533
Purchases of intangible assets.........................................            --                --          (1,756)
Proceeds from sales of investments.....................................            --                --           1,950
Acquisitions, net of cash acquired ....................................            --                --         (15,308)
                                                                              -------           -------         -------

Net cash used in investing activities..................................        (4,214)           (3,072)         (3,207)
                                                                               ------            ------          ------

Cash flows from financing activities:
Net proceeds from issuance of Class A common stock.....................         1,000                --           8,725
Net proceeds from issuance of Class A common stock upon
    exercise of employee stock options.................................            70                --              --
Proceed from issuance of convertible notes, net........................            --                --          14,110
Payments under capital lease obligations...............................          (426)             (585)         (5,137)
Proceeds from notes payable............................................            --                --           2,441
Principal payments of notes payable....................................        (5,793)             (821)         (3,870)
Interest payments on restructured notes and capitalized interest.......          (843)             (897)             --
                                                                                ------           ------          ------


Net cash (used in) provided by financing activities....................        (5,992)           (2,303)         16,269
                                                                              -------           -------         ------

Effect of foreign exchange rate changes on cash and cash equivalents...           (27)             (209)            (34)
                                                                              -------           -------         -------

Net (decrease) increase in cash and cash equivalents...................        (2,575)           (3,424)         12,066

Cash (used in) discontinued operations.................................          (356)             (300)         (3,119)

Cash and cash equivalents at beginning of the year.....................         9,554            13,278           4,331
                                                                              -------           -------         -------
Cash and cash equivalents at the end of the year.......................        $6,623            $9,554         $13,278
                                                                              =======            ======         =======

          See accompanying notes to consolidated financial statements.


Supplemental disclosure of non-cash information:

During the three years ended December 31, 2003, 2002 and 2001, the Company paid approximately $0.7 million, $3.1 million, $6.5 million, respectively, for interest. In addition, the Company issued 284,304, 888,810 and 294,533 shares of Class A common stock valued at approximately $184,000, $1.8 million and $640,000, respectively, as payment of interest in lieu of cash for the years ended December 31, 2003, 2002 and 2001, respectively.

During the years ended December 31, 2002 and 2001, the Company issued 98,841 and 682,234 shares, respectively, of its Class A common stock valued at approximately $524,000 and $4.4 million, respectively, in connection with certain settlement obligations.

During the years ended December 31, 2002 and 2001, the Company issued 127,550 and 196,000 shares, respectively, of its Class A common stock valued at approximately $182,000 and $1.2 million, respectively, in settlement of vendor obligations.

During the year ended December 31, 2003, 2002 and 2001, respectively the Company issued 531,545, 314,642 and 75,209 shares respectively in connection with matching contributions to its 401K plan. These shares were valued at approximately $492,000, $437,000 and $412,000, respectively.

Non-cash investing activities:

During the years ended December 31, 2001, the Company issued 22,222 shares of its Class A common stock in connection with certain investments. These transactions resulted in non-cash investing activities of $400,000. During the year ended December 31, 2001, the Company issued 1,896,218 shares of its Class A Common stock plus stock options in connection with certain acquisitions. These transactions resulted in non-cash investing activities of $31.1 million. (See
Note 2).

No shares were issued in connection with non-cash investing activities during the years ended December 31, 2003 and 2002.

Non-cash financing activities:

During the year ended December 31, 2003, the company issued 23,881,705 shares of Class A common stock in connection with its cancellation of debt. This resulted in non-cash financing activities of $13.57 million (See Note 7). During the year ended December 31, 2001, the Company issued approximately 2,810,937 shares of Class A common stock in connection with the cancellation of debt. This resulted in non-cash financing activities of $17.1 million (See Note 7).

                          EasyLink Services Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002


(1)      Summary of Operations and Significant Accounting Policies

(a)      Summary of Operations

The Company offers a broad range of information exchange services to businesses and service providers, including transaction delivery services such as electronic data interchange or "EDI," telex, desktop fax, broadcast and production messaging services; managed e-mail and groupware hosting services; and services that protect corporate e-mail systems such as virus protection, spam control and content filtering services and transaction management services including document capture and management services such as fax to database, fax to data and data conversion services.

Until March 30, 2001, the Company also offered advertising services and consumer e-mail services to Web sites, ISP's and direct to consumers through its web site www.mail.com. On October 26, 2000, the Company announced its intention to sell its advertising network business and stated that it will focus exclusively on its established outsourced messaging business. The Company also announced that as a result of its decision to focus on its outsourced messaging business, it was streamlining the organization, taking advantage of lower cost areas and further integrating its technological and operational infrastructures. On March 30, 2001, the Company completed the sale of its advertising network and consumer e-mail business to Net2Phone. See Note 3 for additional information.

In March 2000, EasyLink formed WORLD.com to develop the Company's extensive portfolio of domain names into major Web properties, such as Asia.com and India.com, which served the business-to-business and business-to-consumer marketplace. Through its subsidiaries, WORLD.com generated revenues primarily from sales of information technology products, system integration and website development for other companies, advertising related sales and commissions earned from booking travel arrangements. On November 2, 2000, the Company announced that it would sell all assets not related to its core outsourced messaging business, including its Asia.com Inc., and India.com Inc. subsidiaries, and its portfolio of category-defining domain names. On May 3, 2001, Asia.com, Inc. sold its business to an investor group. In October 2001, the Company sold 90% of a subsidiary of India.com, Inc. and the Company has ceased conducting its portal business. Accordingly, the results of World.com and its subsidiaries have been reflected as discontinued operations in the consolidated financial statements for all periods presented. See Notes 1(c) and 9 for additional information.

(b) Consolidated Results of Operations and Management's Plan.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. To date, the Company has suffered recurring losses from operations since inception and has a working capital deficiency that raises substantial doubt about its ability to continue as a going concern. As shown in the accompanying consolidated financial statements, prior to 2003, the Company incurred net losses of $85.8 million and $206.3 million for the two years ended December 31, 2002 and 2001, respectively. As of December 31, 2003, the Company had an accumulated deficit of $548.3 million and stockholders' equity of $4.4 million. The Company may need additional financing to meet cash requirements for its operations. If the Company is unable to generate sufficient cash flow or raise additional financing, the Company may be unable to continue as a going concern.

The accompanying consolidated financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management believes the Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, and to achieve and maintain profitable operations. Throughout 2001, management improved the Company's operations and liquidity through a variety of actions, including the acquisition and integration of STI/EasyLink Services, a reduction of its workforce, the sale or closure of all of its World.com businesses, and the sale of its advertising network. In addition, management raised over $20 million in cash financing during 2001. Throughout 2002 and 2003, management continued the process of improving the Company's operations through further cost reductions to the point that net cash of $2.2 million and $7.7 million, respectively, was provided from operations for those years. In 2003, the Company reduced its debt by $63.0 million, thereby reducing its interest expense from $4.8 million in 2002 to $1.4 million in 2003. Management is continuing the process of further reducing telecommunications and network-related operating costs while increasing its sales and marketing efforts. There can be no assurance that the Company will be successful in these efforts.

(c) Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned or majority-owned subsidiaries from the dates of acquisition. All other investments that the Company does not have the ability to control or exercise significant influence over are accounted for under the cost method. The interest of shareholders other than those of EasyLink is recorded as minority interest in the accompanying consolidated statements of operations and consolidated balance sheets. When losses applicable to minority interest holders in a subsidiary exceed the minority interest in the equity capital of the subsidiary, these losses are included in the Company's results, as the minority interest holder has no obligation to provide further financing to the subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

WORLD.com, a wholly owned subsidiary, and its majority-owned subsidiaries have been reflected as discontinued operations and prior year amounts have been reclassified to reflect such treatment (See Note 9). In September 2003, a previously vacated judgment in the amount of $931,000 was reinstated against the Company in connection with a suit against a broker engaged by the Company to sell the portal operations of its discontinued India.com business and the broker's counterclaim thereof. The judgment and related costs, net of reserves, are reflected in the loss from discontinued operations in the consolidated statement of operations for the year ended December 31, 2003.

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

(f)      Property and Equipment

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

(g)      Domain Assets Held For Sale and Registration Fees

A domain name is the part of an email address that comes after the @ sign (for example, if membername@Europe.com is the email address then "Europe.com" is the domain name). Domain assets represent the purchase of domain names and are amortized using the straight-line method over their economic useful lives, which had been estimated to be five years. During the first quarter of 2001, the e-mail addresses for many of the domain names were sold to Net2Phone as part of the sale of the advertising network (see Note 3). The net carrying value of these assets at the time of sale was approximately $2.3 million.

All domain assets are classified as held for sale at December 31, 2003 and 2002 and are no longer being amortized. The net carrying value of domain assets amounting to $0.2 million is included in Other Assets.

(h)      Investments

Investments in which the Company owns less than 20% of a company's stock and does not have the ability to exercise significant influence are accounted for on the cost basis. Such investments are stated at the lower of cost or market value and are included in other non current assets on the balance sheet. The equity method of accounting is used for companies and other investments in which the Company has significant influence; generally this represents common stock ownership of at least 20% but not more than 50%. Under the equity method, the Company's proportionate share of each investee's operating losses is included in loss on equity investments within the Statement of Operations. These investments are included in other non current assets on the Balance Sheet. The Company assesses the need to record impairment losses on investments and records such losses when the impairment is determined to be other-than-temporary. These losses are included in other income (expense) in the Statement of Operations.

(i)     Accounting for Impairment of Long-Lived and Intangible Assets

Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Asset". SFAS 142 eliminates the amortization of goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with finite lives and addresses impairment testing and recognition for goodwill and intangible assets. SFAS No. 144 establishes a single model for the impairment of long-lived assets. The Company assesses goodwill and indefinite-lived intangible assets for impairment annually unless events occur that require more frequent reviews. Long-lived assets, including amortizable intangibles, are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Discounted cash flow analyses are used to assess indefinite-lived intangible asset impairment while undiscounted cash flow analyses are used to assess finite lived intangibles and other long-lived asset impairment. If an assessment indicates impairment, the impaired asset is written down to its fair market value based on the best information available. Estimated fair market value is generally measured with discounted estimated future cash flows. Considerable management judgment is necessary to estimate undiscounted and discounted future cash flows. Assumptions used for these cash flows are consistent with internal forecasts. On an on-going basis, management reviews the value and period of amortization or depreciation of long-lived assets, including goodwill and other intangible assets. During this review, we reevaluate the significant assumptions used in determining the original cost of long-lived assets. Although the assumptions may vary from transaction to transaction, they generally include revenue growth, operating results, cash flows and other indicators of value. Management then determines whether there has been an impairment of the value of long-lived assets based upon events or circumstances, which have occurred since acquisition. The impairment policy is consistently applied in evaluating impairment for each of the Company's wholly owned subsidiaries and investments.

(j)      Intangible Assets

Intangible assets include goodwill, trademarks, customer lists, technology and other intangibles. Goodwill represents the excess of the purchase price of acquired businesses over the estimated fair value of the tangible and identifiable intangible net assets acquired. In 2001, goodwill amortization was recorded using the straight-line method over periods ranging from three to ten years. Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142 Goodwill & Other Intangible Assets, which ceases goodwill amortization and requires an annual assessment of goodwill for impairment in the absence of an indicator of possible impairment. Trademarks and customer lists are being amortized on a straight-line basis over ten years. Technology is being amortized on a straight-line basis over its estimated useful lives from three to five years. See note 6.

(k)      Income Taxes

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

(l)      Revenue Recognition

The Company's business messaging services include message delivery services such as electronic data interchange or "EDI," telex, desktop fax, broadcast and production messaging services; managed e-mail and groupware hosting services; services that help protect corporate e-mail systems such as virus protection, spam control and content filtering services, and professional messaging services and support. The Company derives revenues from monthly fees and usage-based charges for our message delivery services; from monthly per-user or per-message fees for managed e-mail and groupware hosting and virus protection, spam control and content filtering services; from license fees for desktop fax; and from consulting fees for our professional services. Revenue from e-mail and groupware hosting services, virus protection, spam control and content filtering services, message delivery services and from professional services are recognized as services are performed. Facsimile license revenue is recognized over the average estimated customer life of 3 years.

Prior to the sale of the Advertising Network Business on March 30, 2001 (see
Note 3), advertising revenues were derived principally from the sale of banner advertisements. Revenue on banner advertisements was recognized ratably as the advertisements or respective impressions were delivered either on a "cost per thousand" or "cost per action" basis. Revenue on upfront placement fees and promotions was deferred and recognized over the term of the corresponding agreement. The Company also traded advertisements on its Web properties in exchange for advertisements on the Internet sites of other companies as part of the ad network business. Barter revenues and expenses were recorded at the fair market value of services provided or received; whichever is more determinable in the circumstances. For the year ended December 31, 2001, barter revenues, which are a component of advertising revenue, amounted to $0.6 million and barter expenses, which are a component of cost of revenues, were approximately the same $0.6 million .

Other revenues includes revenues from (i) the sale of domain names, which are recognized at the time when the ownership of the domain name is transferred provided that no significant Company obligation remains and collection of the resulting receivable is probable and (ii) the licensing of domain names wherein revenue is recognized ratably over the license period. To date, such revenues have not been material.

(m)      Product Development Costs

Product development costs consist primarily of personnel and consultants' time and expense to research, conceptualize, and test product launches and enhancements to each of the Company's services. Such costs are expensed as incurred.

(n)      Sales and Marketing Costs

The primary component of sales and marketing expenses are salaries and commissions for sales, marketing, and business development personnel. The Company expenses the cost of advertising and promoting its services as incurred.

(o)      Financial Instruments and Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash, cash equivalents, accounts receivable, notes payable and convertible notes payable. At December 31, 2003 and 2002, the fair value of cash, cash equivalents, restricted investments, marketable securities and accounts receivable approximated their financial statement carrying amount because of the short-term maturity of these instruments. The recorded values of notes payable and convertible notes payable approximate their fair values, as interest approximates market rates with the exception of the Convertible Subordinated Notes payable with a carrying value of $1.4 million. However, as these notes are payable in February 2005, management estimates that their fair value approximates their carrying value.

Credit is extended to customers based on the evaluation of their financial condition and collateral is not required. The Company performs ongoing credit assessments of its customers and maintains an allowance for doubtful accounts. No single customer exceeded 10% of either total revenues or accounts receivable in 2003, 2002 or 2001. Revenues from the Company's five largest customers accounted for an aggregate of 7%, 6% and 3% of the Company's total revenues in 2003, 2002 and 2001, respectively.

(p)      Stock-Based Compensation Plans

In 2003, 2002 and 2001, the Company had stock option plans, which are described more fully in Note 13. As allowed by SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, the Company has retained the compensation measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations for stock options. SFAS No. 148 also requires more prominent and more frequent disclosures in both interim and annual financial statements about the method of accounting for stock-based compensation and the effect of the method used on reporting results. The Company adopted the disclosure provisions of SFAS No. 148 as of December 31, 2002 and continues to apply the measurement provisions of APB 25. Under APB Opinion No. 25, compensation expense is recognized based upon the difference, if any, at the measurement date between the market value of the stock and the option exercise price. The measurement date is the date at which both the number of options and the exercise price for each option are known. The following table illustrates the effect on net income
(loss) and net income (loss) per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.


($ in thousands, except per share amounts)                                            For the year ended December 31,
                                                                                      -------------------------------

                                                                              2003                 2002                2001
                                                                              ----                 ----                ----


Net income (loss):
Income (loss) from continuing operations, as reported..............         $51,886              $(85,845)          $(144,038)
Deduct total stock based employee compensation expense
determined under the fair value method for all awards,
net of tax.........................................................          (8,394)               (9,343)             (7,610)
                                                                             -------               -------             -------

Pro forma income (loss) from continuing operations.................         $43,492              $(95,188)          $(151,648)

Loss from discontinued operations..................................           $(938)                   --            $(63,027)

Extraordinary gain.................................................              --                    --                 782
                                                                            -------              --------                 ---

Proforma net income (loss).........................................         $42,554              $(95,188)          $(213,893)
                                                                            =======              =========          ==========

Basic net income (loss) per share:
Income (loss) from continuing operations as reported...............           $1.47               $(5.13)             $(15.26)
Deduct total stock based employee compensation
expense determined under the fair value method for
all awards, net of tax.............................................          $(0.24)              $(0.56)              $(0.81)
                                                                             -------              -------              -------

Pro forma income (loss) from continuing operations.................           $1.23               $(5.69)             $(16.07)
Loss from discontinued operations..................................          $(0.03)                   --              $(6.68)

Extraordinary gain.................................................              --                    --               $0.08
                                                                              -----               -------               -----

Proforma basic net income (loss)...................................           $1.20               $(5.69)             (22.66)
                                                                              =====               =======             =======

Diluted net income (loss) per share:
Income (loss) from continuing operations as reported...............           $1.46               $(5.13)             $(15.26)
Deduct total stock based employee compensation
Expense determined under the fair value method for
all awards, net of tax.............................................          $(0.24)              $(0.56)              $(0.81)
                                                                             -------              -------             --------

Pro forma income (loss) from continuing operations.................           $1.22               $(5.69)              $16.07)
Loss from discontinued operations..................................          $(0.03)                  --               $(6.68)

Extraordinary gain.................................................              --                   --                $0.09
                                                                              -----               ------              --------
Proforma diluted net income (loss).................................           $1.19               $(5.69)             $(22.65)
                                                                              =====               =======             ========


The resulting effect on the pro forma net loss disclosed for the years ended December 31, 2003, 2002 and 2001 is not likely to be representative of the effects of the net loss on a pro forma basis in future years, because the pro forma results include the impact of three, four and five years, respectively, of grants and related vesting of option prices ranging from $0.53 per share to $294.80 per share. Subsequent years will include additional grants at the then current stock prices and vesting. For purposes of pro-forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period.

The fair value of each option grant is estimated on the date of grant using the Black Scholes method option-pricing model with the following assumptions used for grants made in 2003: dividend yield of zero (0%) percent, average risk-free rate interest rate of 3.0%, expected life of 5 years and volatility of 135%, 2002: dividend yield of zero (0%) percent, average risk-free interest rate of 4.1%, expected life of 5 years and volatility of 136%, 2001: dividend yield of zero (0%) percent, average risk-free interest rate of 4.4%, expected life of 5 years and volatility of 115%.

(q)      Basic and Diluted Net Income (Loss) Per Share

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

Diluted net income per common share for the year ended December 31, 2003 includes the effect of employee options to purchase 251,527 shares of common stock.

Diluted net income (loss) per common share for the years ended December 31, 2003, 2002 and 2001, does not include the effects of employee options to purchase 1,429,516, 2,773,446 and 1,855,781 shares of common stock, respectively, and 798,523, 1,843,982, and 1,843,982 common stock warrants, respectively, as their inclusion would be antidilutive. Similarly, the computation of diluted net loss per share for 2002 excludes the effect of shares issuable upon the conversion of any outstanding Convertible Notes at December 31, 2002.

(r)      Computer Software

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

(s)      Recent Accounting Pronouncements

In June 2001, Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("Statement 143") was issued. Statement 143 addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated retirement costs that result from the acquisition, construction, or development and normal operation of a long-lived asset. Upon initial recognition of a liability for an asset retirement obligation, Statement 143 requires an increase in the carrying amount of the related long-lived asset. The asset retirement cost is subsequently allocated to expense using a systematic and rational method over the asset's useful life. Statement 143 is effective for fiscal years beginning after June 15, 2002. The adoption of this statement did not have a material impact on the Company's financial position or results of operations.

In April 2002, Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("Statement 145") was issued. FASB Statement No. 4 required all gains and losses from the extinguishment of debt to be reported as extraordinary items and Statement No. 64 related to the same matter. Statement 145 requires gains and losses from certain debt extinguishment to not be reported as extraordinary items when they meet the definitions of APB 30. Statement 145 also amends Statement No. 13 requiring sale-leaseback accounting for certain lease modifications. Statement 145 is effective for fiscal years beginning after May 15, 2002. The provisions relating to sale-leaseback are effective for transactions after May 15, 2002. The Company adopted Statement 145 effective July 1, 2002. The adoption of this Statement resulted in gains and losses from debt restructuring and extinguishments of debt that were previously recorded as extraordinary being reclassified as operating activities. The following sets forth the impact of the reclassifications on the income (loss) from continuing operations and income (loss) per share from continuing operations:


                                                                                             For the year ended December 31,
                                                                                        2003             2002              2001
                                                                                        ----             ----              ----

Income (loss) from continuing operations - pre FAS 145.....................            $51,886       $(85,845)        $(191,145)
Extraordinary gain reclassified to Gain on
debt restructuring and supplements.........................................                 --              --            47,960
Extraordinary loss reclassified to operating expenses......................                 --              --             (853)
                                                                                       -------         -------        ----------
Income (loss) from continuing operations - post FAS 145....................            $51,886       $(85,845)        $(144,038)

Income (loss) per share from continuing operations - pre FAS 145...........              $1.47         $(5.13)          $(20.24)
Income (loss) per share from continuing operations - post FAS 145..........              $1.47         $(5.13)          $(15.26)
Change in income (loss) per share on continuing operations.................              $  --          $  --             $4.98

In July 2002, Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("Statement 146") was issued. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue ("EITF") 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between Statement 146 and EITF 94-3 relates to the timing of liability recognition. Under Statement 146, a liability for a cost associated with an exit or disposal activity is recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. The provisions of Statement 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this statement did not have a material impact on the Company's financial position or results of operations.


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

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities", and amended the interpretation with FIN 46(R) in December 2003. This interpretation and its amendment set forth a requirement for an investor with a majority of the variable interests in a variable interest entity ("VIE") to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the equity investors do not have a controlling interest, or the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from the other parties. The provisions of FIN 46 were effective immediately for all arrangements entered into with new VIEs created after January 31, 2003. The Company has not entered into any arrangements with VIEs after January 31, 2003. For arrangements entered into with VIEs created prior to January 31, 2003, the provisions of FIN 46 have been delayed to the first interim or annual period beginning after December 15, 2003. The Company has evaluated the impact of adoption of FIN 46(R) for its arrangements created before January 31, 2003. The adoption of this standard is not expected to impact the Company's financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative. It also clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and is not expected to have a material impact on the Company's financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standard No. 150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS 150 are effective immediately for all instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this standard did not have an effect on the Company's financial statements.

(t)      Foreign Currency

The functional currencies of the Company's foreign subsidiaries are their respective local currencies. The financial statements are maintained in local currencies and are translated to United States dollars using period-end rates of exchange for assets and liabilities and average rates during the period for revenues, cost of revenues and expenses. Translation gains and losses are included in accumulated other comprehensive loss as a separate component of stockholders' equity (deficit). Gains and losses from foreign currency transactions are included in consolidated statements of operations and were not significant.

(u) Certain 2002 amounts have been reclassified in the consolidated financial statements to conform to the 2003 presentation.

(2)      Acquisitions

GN Comtext

During July 2001, the Company acquired the assets of GN Comtext ("GN") for $1. Additionally, the Company received a $1.1 million unsecured interest free loan from the former parent company of GN, GN Store Nord A/S and received approximately $175,000 for transition services which were recorded as a reimbursement of costs during the third quarter of 2001 and has collected and retained a percentage of certain accounts receivable collected on behalf of GN. This loan was paid in December 2001. GN offers value-added messaging services to over 3,000 customers ranging from small business to multi-national companies around the world. The excess of fair market value of the assets acquired and the liabilities assumed over the purchase price resulted in negative goodwill of $782,000 which was recognized as an extraordinary gain during the quarter ended September 30, 2001 in accordance with the provisions of FASB Statement No. 141, "Business Combinations."

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

At the closing of the acquisition by STI of the EasyLink Services business from AT&T, the Company advanced $14 million to STI in the form of a loan, the proceeds of which were used to fund part of the $15 million cash portion of the purchase price to AT&T. Upon the closing of the acquisition of STI, the Company assumed a $35 million note issued by STI to AT&T. The $35 million note was secured by the assets of STI, including the EasyLink Services business, and the shares of EasyLink Class A common stock issued to the former sole shareholder of STI (who became an officer and director of the Company). The AT&T note was payable in equal monthly installments over four years, bearing interest at the rate of 10% per annum for the first six months of the note. Thereafter the rate was to be adjusted every six months equal to 1% plus the prime rate as listed in the Wall Street Journal on such date of adjustment. See Note 7 for a description of the restructuring of this obligation in 2001 and a subsequent amendment and restatement in 2003.

Upon the closing of the acquisition of STI, the Company paid to the former sole shareholder (who became an officer and director of the Company) of STI $835,000 in cash and issued an unsecured note for $9.2 million and 1,876,618 shares of EasyLink Class A common stock, valued at $30.8 million, as consideration for the acquisition of STI. The value of the common stock issued to STI was based on the average market price of EasyLink's common stock, as quoted on the Nasdaq national market, for the two days immediately prior to, the day of, and the two days immediately after the announcement of the transaction on February 8, 2001. The $9,188,000 note was payable in four equal semi-annual installments over two years. See Note 7 for a description of the subsequent exchange of this Note payable in 2001 and other subsequent transactions in 2003.

The cash portion of the merger consideration and the reimbursement of payments made by the sole shareholder of STI were funded out of EasyLink's available cash and from the proceeds received by the Company on January 8, 2001 from the issuance of $10.3 million of 10% Senior Convertible Notes due January 8, 2006.

The Company allocated a portion of the purchase price to the fair market value of the acquired assets and liabilities assumed of STI and the EasyLink Services business. The excess of the purchase price over the fair market value of the acquired assets and liabilities assumed of STI and the EasyLink Services business was allocated to goodwill ($24 million), assembled workforce ($3 million), technology ($11 million), trademarks ($16 million) and customer lists ($11 million). The purchase price that was allocated was based upon the final outcome of the valuation and appraisals of the fair value of the acquired assets and assumed liabilities at the date of acquisition, as well as the identification and valuation of certain intangible assets such as customer lists, in-place workforce, technology and trademarks, etc. The fair value of the technology, assembled workforce, trademarks, customer lists and goodwill was determined by management using the excess earnings method, a risk-adjusted cost approach and the residual method, respectively. Amortization expense for the year ended December 31, 2001 was approximately $7 million.

The consideration paid by EasyLink was determined as a result of negotiations between EasyLink and STI.

During January 2001, STI purchased the real time fax business from Xpedite Systems, Inc. located in Singapore and Malaysia (these two subsidiaries conduct business under the name "Xtreme") for approximately $500,000 in cash.

In connection with the acquisition of STI, the Company entered into a conditional commitment to acquire Telecom International, Inc. ("TII"), which immediately prior to the acquisition of STI was an affiliate of the former sole shareholder of STI. The purchase price for TII was originally negotiated at $117,646 in cash, a promissory note in the aggregate principal amount of approximately $1,294,000 and 267,059 shares of the Company's Class A common stock. In order to facilitate the Company's proposed debt restructuring and to reduce the Company's debt obligations and cash commitments, the former sole shareholder of STI and the Company agreed to modify the Company's commitments in respect of TII. In lieu of acquiring TII, the Company purchased certain assets owned by TII and assumed certain liabilities. As consideration, the Company issued 300,000 shares of Class A common stock valued at $1.9 million as the purchase price. As a result of this transaction, the Company recorded a loss on the extinguishment of this commitment of $2.4 million.

As part of the transaction with STI, the Company also entered into a conditional commitment to acquire the 25% minority interests in two STI subsidiaries for $47,059 in cash, promissory notes in the aggregate principal amount of approximately $517,647 and 106,826 shares of Class A common stock. This transaction is subject to certain conditions, including satisfactory completion of due diligence, receipt of regulatory approvals and other customary conditions.

 (3)      Sale of Businesses

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

On March 30, 2001, the Company sold its advertising network to Net2Phone, Inc. for $3 million in cash. The Company received an additional $500,000 in April 2001 based upon the achievement of certain milestones. In connection with the sale, the parties entered into a hosting agreement whereby the Company would receive payments for hosting the consumer mailboxes for a minimum of one year. As a result of the sale, the Company transferred net assets, including certain domain names and partner agreements, and liabilities related to the advertising network to Net2Phone, and recorded a loss on the sale of the advertising network of $1.8 million during the first quarter of 2001. During the second quarter of 2001, the Company completed the migration of the hosting of these consumer mailboxes to a third party provider. The hosting agreement was terminated as of September 30, 2001.

 (4)      Balance Sheet Components

Property and equipment, net of accumulated depreciation and amortization, are stated at cost or allocated fair value and are summarized as follows, in thousands:


                                                                                            December 31,

                                                                                       2003             2002
                                                                                       ----             ----

              Computer equipment and software                                        $40,878          38,882
              Furniture and fixtures..........................................         1,589           1,081
              Web development.................................................           181             181
              Leasehold improvements..........................................         2,187             814
                                                                                       -----             ---

                  Subtotal....................................................        44,835          40,958
              Less accumulated depreciation and amortization                          34,194          26,125
                                                                                      ------          ------

              Property and equipment, net....................................        $10,641         $14,833
                                                                                     =======         =======


Domain assets held for sale consist of the following, in thousands:
                                                                                           December 31,

                                                                                       2003             2002
                                                                                       ----             ----

              Domain names....................................................        $2,424          $2,424
              Less accumulated amortization...................................         2,210           2,210
                                                                                       -----           -----

              Domain assets, net..............................................          $214            $214
                                                                                        ====            ====


Accrued expenses consist of the following, in thousands:
                                                                                           December 31,

                                                                                       2003             2002
                                                                                       ----             ----

              Carrier charges.................................................        $5,507          $7,020
              Payroll and related costs.......................................         2,532           3,072
              Sales/Use/VAT taxes payable.....................................         1,792           1,902
              Professional services, consulting fees and
              sales agents' commissions.......................................         1,295           1,649
              Interest........................................................           233           2,038
              Software and hardware maintenance...............................           168             551
              Other...........................................................         2,809           4,621
                                                                                       -----           -----

              Total...........................................................       $14,336         $20,853
                                                                                     =======         =======


(5)      Investments

The Company assesses the need to record impairment losses on investments and records such losses when the impairment of an investment is determined to be other-than-temporary.

On July 25, 2000, EasyLink entered into a strategic relationship with BulletN.net, Inc. The investment has been accounted for under the cost method of accounting, as EasyLink owns less than 20% of the outstanding stock of BulletN.net. As part of this agreement BulletN.net issued 666,667 shares of its common stock and a warrant to purchase up to an additional 666,667 shares at $3.75 per share to EasyLink in exchange for 36,443 shares of EasyLink Class A common stock valued at approximately $3.1 million. The Company concluded that the carrying value of this cost-based investment was permanently impaired based on the inability to achieve business plan objectives and milestones and the fair value of the investment relative to its carrying value. During 2002 and 2001, the Company recorded impairment charges of $0.5 million and $2.6 million, respectively, due to other-than-temporary declines in the value of this investment. Such amounts are included in impairment of investments within other income (expense) in the statement of operations. On March 1, 2001, in consideration of the exchange and cancellation of the 666,667 warrants and the waiver of certain anti-dilution rights, the Company received a new warrant to purchase 266,667 shares of BulletN.net common stock at $1 per share.

During 1999, the Company acquired an equity interest in 3Cube, Inc. ("3Cube"), which was accounted for under the cost method. During the first quarter of 2001, the Company recorded an impariment charge related to its investment in 3Cube of $59,000 reducing the carrying value to $2 million, representing the value the Company received in August 2001 upon the liquidation of its investment.

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

As of December 31, 2002, all of the Company's investments were written down to minimal amounts due to other than temporary declines in the value of its investments.

(6)      Goodwill and Intangible Assets

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated or consummated after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with finite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 144").

The Company adopted the provisions of SFAS 141 immediately and SFAS 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 were not amortized, and continued to be evaluated for impairment in accordance with the appropriate pre-SFAS 142 accounting literature until December 31, 2001. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 were amortized prior to the adoption of SFAS 142.

SFAS 141 required, upon adoption of SFAS 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in SFAS 141 for recognition apart from goodwill. Upon adoption of SFAS 142, the Company was required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset was identified as having an indefinite useful life, the Company was required to test the intangible asset for impairment in accordance with the provisions of SFAS 142 within the first interim period. Any impairment loss was measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period of 2002.

In connection with the transitional goodwill impairment evaluation, SFAS 142 required the Company to perform an assessment of whether there was an indication that goodwill was impaired as of the date of adoption. To accomplish this the Company identified its reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. To the extent a reporting unit's carrying amount exceeds its fair value, an indication existed that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 141, to its carrying amount, both of which were measured as of the date of adoption. This second step was required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss would have been recognized as the cumulative effect of a change in accounting principle in the Company's statement of operations.

As of January 1, 2002, the date of adoption, the Company had unamortized goodwill in the amount of $68.8 million, which was subject to the transition provisions of SFAS 142. Amortization expense related to goodwill of continuing operations was $40.4 million for the year ended December 31, 2001. During the quarter ended June 30, 2002, the Company completed its assessment with the assistance of an independent appraiser and determined that there was no impairment as of January 1, 2002. During the quarter ended December 31, 2002, the Company completed a new assessment with the assistance of an independent appraiser and determined that there was an impairment. Accordingly, a fair value analysis was performed on the Company's goodwill, intangible assets and other long lived assets which resulted in an aggregate impairment charge of $78.8 million, allocated as follows: $7.5 million tradename, $7.6 million customer base, $1.1 million technology, and $62.6 million goodwill.

During 2002, economic and market conditions led to forecasts with lower growth rates and a significantly lower market value of the Company. The methodology used to determine the business enterprise of the Company was the income approach, a discounted cash flow valuation method. The discount rate was determined by using a weighted average cost of capital analysis which was developed using a capital structure which reflects the representative historical mix of debt and equity of a group of guideline companies in this business. Assumptions for normal working capital levels and taxes were also incorporated in the analysis. The value of the tradename and developed technology was based on the relief-from-royalty method. This determines the value by quantifying the cost savings a company enjoys by owning, as opposed to licensing, the intangible asset. The value of the Company's customer base was also determined through an income approach.

During the quarter ended December 31, 2003, the Company completed its 2003 assessment of its goodwill and indefinite-lived intangible assets with the assistance of an independent appraiser and determined that there was no further impairment of these assets. The evaluation employed the same methodology as that used in the 2002 evaluation.

In 2001, in accordance with the Company's policy of continually evaluating the carrying value of its long-lived assets, the Company determined that the carrying values of certain of its assets required adjustments. Accordingly, impairment charges of $60.0 million related to goodwill associated with the Company's 2000 acquisition of NetMoves Corporation and $2.2 million related to other acquisitions in 2000 and 1999 were recorded.

The following unaudited pro forma disclosure presents the adoption of Statement 142 as if it had occurred at the beginning of all periods presented:


                                                                                                Year Ended December 31,

(In thousands, except per share amounts)                                                2003             2002              2001
                                                                                        ----             ----              ----

Income(loss) from continuing operations
  attributable to discontinued operations..............................               $51,886        $(85,845)        $(144,038)
Add back: Goodwill amortization........................................                    --               --            40,376
Adjusted income(loss) from continuing operations.......................                51,886         (85,845)         (103,662)
Loss from discontinued operations......................................                 (938)               --          (63,027)
Add back: Goodwill amortization
  attributable to discontinued operations..............................                    --               --             3,851
Adjusted loss from discontinued operations.............................                 (938)               --          (59,176)
Extraordinary gain.....................................................                    --               --               782
                                                                                       ------           ------          --------

Adjusted  net income(loss).............................................               $50,948        $(85,845)        $(162,056)
                                                                                      =======        =========        ==========

Basic net income(loss) per share:
Income(loss) from continuing operations................................                 $1.47          $(5.13)          $(15.26)
Goodwill amortization from continuing operations.......................                   ---               --              4.28
                                                                                       ------           ------          --------
Adjusted income(loss) from continuing operations.......................                 $1.47          $(5.13)          $(10.98)

Loss from discontinued operations......................................               $(0.03)               --            (6.68)
Goodwill amortization from discontinued operations.....................                    --               --              0.41
                                                                                      -------           ------          --------
Adjusted loss from discontinued operations.............................               $(0.03)               --            (6.27)

Extraordinary gain.....................................................                    --               --              0.08
                                                                                       ------           ------          --------

Adjusted  net income( loss)............................................                 $1.44          $(5.13)          $(17.17)
                                                                                        =====          =======          ========

Weighted average basic shares outstanding..............................                35,402           16,733             9,442

Diluted net income(loss) per share:
Income(loss) from continuing operations................................                 $1.46          $(5.13)          $(15.26)
Goodwill amortization from continuing operations.......................                    --               --              4.28
                                                                                       ------           ------          --------
Adjusted income(loss) from continuing operations.......................                 $1.46           $5.13)          $(10.98)

Loss from discontinued operations......................................               $(0.03)               --           $(6.68)
Goodwill amortization from discontinued operations.....................                    --               --              0.41
                                                                                       ------           ------          --------
Adjusted loss from discontinued operations.............................               $(0.03)               --           $(6.27)

Extraordinary gain.....................................................                    --               --              0.09
                                                                                       ------           ------          --------

Adjusted net income(loss)..............................................                $ 1.43           $(5.13)         $ (17.17)
                                                                                       ======           =======         ========
Weighted average diluted shares outstanding............................                35,654           16,733             9,442


In connection with the adoption of SFAS 142 on January 1, 2002, the Company reclassified $3.6 million in net book value associated with assembled workforce to goodwill. In addition, during the first quarter of 2002, goodwill was reduced by $0.3 million as a result of a final reconciliation related to the STI acquisition (See Note 2).

Although SFAS 142 requires disclosure of these amounts to reflect the impact of adoption on the Company's results for the year ended December 31, 2001, had goodwill not been amortized and been added back, the effect would have resulted in additional impairment charges being recorded.

Included in the Company's balance sheet as of December 31, 2003 and 2002 are the following (in thousands):


                                                                                      As of December 31, 2003

                                                                                            Accumulated
                                                                             Gross Cost    Amortization       Net
                                                                             ----------    ------------       ---

Goodwill............................................................         $152,659        $(146,393)      $6,266
                                                                             ========        =========       ======
Trademarks..........................................................         $ 16,000        $ (10,400)      $5,600
                                                                             ========        =========       ======
Intangibles with finite lives:
Technology..........................................................         $ 16,550        $ (12,445)      $4,105
Customer lists......................................................           11,000           (9,771)       1,229
Software development and licenses...................................            4,580           (3,885)         695
                                                                             --------         --------      -------

                                                                             $ 32,130        $ (26,101)      $6,029
                                                                             ========        =========      =======


                                                                                      As of December 31, 2002

                                                                                            Accumulated
                                                                             Gross Cost    Amortization       Net
                                                                             ----------    ------------       ---

Goodwill...........................................................          $152,659         $(146,393)    $ 6,266
                                                                             ========         =========     =======
Trademarks                                                                   $ 16,000         $(10,400)     $ 5,600
                                                                             ========         =========     =======
Intangibles with finite lives:
Technology.........................................................          $ 16,550         $(10,550)     $ 6,000
Customer lists.....................................................            11,000           (9,600)       1,400
Software development and licenses..................................             4,580           (3,032)       1,548
                                                                             --------         --------       ------

                                                                             $ 32,130         $(23,182)      $8,948
                                                                             ========         ========       ======

The Company's estimated amortization expense is $2.6 million, $2.2 million, $0.5 million, $0.2 million and $0.2 million in 2004, 2005, 2006, 2007 and 2008, respectively. In accordance with Statement 142, the Company reassessed the useful lives of all other intangible assets. There were no changes to such lives and there are no expected residual values associated with these intangible assets. Customer lists are being amortized on a straight-line basis over ten years. Technology and software development and licenses are being amortized on a straight-line basis over their estimated useful lives from two to five years.

(7)      Notes Payable

7% Convertible Subordinated Notes

On January 26, 2000, the Company issued $100 million of 7% Convertible Subordinated Notes ("the Notes") with interest payable on February 1 and August 1 of each year. The Notes are convertible by holders into shares of EasyLink Class A common stock at a conversion price of $189.50 per share (subject to adjustment in certain events). As of December 31, 2003, the balance of the Notes outstanding was $1.4 million as a result of the exchange transactions and debt restructurings described below.

Senior Convertible Notes issued in Exchange for 7% Convertible Subordinated
Notes

On February 1, 2001, the Company entered into a note exchange agreement (the "Note Exchange Agreement"). Under the terms of the agreement, EasyLink issued $11,694,000 principal amount of a new series of 10% Senior Convertible Notes due January 8, 2006 in exchange for the cancellation of $38,980,000 principal amount of its 7% Convertible Subordinated Notes due February 1, 2005. The new notes were convertible at any time at the option of the holder into Class A common stock at an initial conversion price equal to $13.00 per share, subject to anti-dilution adjustments.

On February 8, 2001, the Company entered into an additional note exchange agreement. Under the terms of the agreement, EasyLink issued $4,665,000 principal amount of a new series of 10% Senior Convertible Notes due January 8, 2006 in exchange for the cancellation of $15,550,000 principal amount of its 7% Convertible Subordinated Notes due February 1, 2005. The new notes were convertible at any time at the option of the holder into Class A common stock at an initial conversion price equal to $17.50 per share, subject to anti-dilution adjustments.

On February 14, 2001, the Company entered into an additional note exchange agreement. Under the terms of the agreement, EasyLink issued $7,481,250 principal amount of a new series of 10% Senior Convertible Notes due January 8, 2006 in exchange for the cancellation of $21,375,000 principal amount of its 7% Convertible Subordinated Notes due February 1, 2005 (the "Subordinated Notes"). Pursuant to this note exchange agreement, on or about May 23, 2001, $2,531,250 in principal amount of these Senior Convertible Notes were exchanged for 142,071 shares of Class A common stock (the "Exchange Shares"). The new notes were convertible at any time at the option of the holder into Class A common stock at an initial conversion price equal to $15.00 per share, subject to anti-dilution adjustments.

The Senior Convertible Notes issuable under the February 1, February 8 and February 14 note exchange agreements (the "Exchange Notes") were unsecured, joint and several obligations of EasyLink and its subsidiary EasyLink Services USA, Inc (collectively, the "Companies").

The Exchange Notes accrued interest, payable semi-annually, at the rate of 10% per annum. One half of each interest payment was payable in cash and one half was payable in shares of EasyLink Class A common stock, par value $.01 per share ("Class A common stock"), until 18 months after the closing date of the financing. Thereafter, one half of each interest payment was payable in shares of Class A common stock at the option of the Companies. For purposes of determining the number of shares issuable upon payment of interest in shares of Class A common stock, such shares were deemed to have a value equal to the applicable conversion price at the time of payment.

The above exchange transactions were accounted for in accordance with Financial Accounting Standards Board Statement No. 15 ("FASB No.15"), "Accounting by Debtors and Creditors for Troubled Debt Restructurings." As a result of these exchanges, the Company recorded a $40.4 million gain on debt restructuring and settlements during the first quarter of 2001.

Because the total future cash payments specified by the new terms of the Exchange Notes, including both payments designated as interest and those designated as face amount, were less than the carrying amount of the Notes, the Company was required to reduce the carrying amount of the Notes, to an amount equal to the total future cash payments specified by the new terms and recognized a gain on exchange of payables equal to the amount of the reduction, less the applicable deferred financing costs associated with the original $100 million 7% Convertible Subordinated Notes of $2.2 million and new financing costs of $40,000.

In periods subsequent to the exchange transactions, all payments under the terms of the Exchange Notes are accounted for as reductions of the carrying amount of the Exchange Notes, and no interest expense is recognized on the Exchange Notes for any period between the exchange dates and maturity dates of the Exchange Notes.

As of December 31, 2003, none of the Exchange Notes was outstanding as a result of the debt restructuring and settlement transactions described below under "Restructuring and Settlements of Certain Debt and Lease Obligations."


Other Senior Convertible Notes

On January 8, 2001, the Company issued $10 million (subsequently increased to $10.26 million) of 10% Senior Convertible Notes due January 8, 2006 to an investor group. On March 19, 2001, the Company completed the issuance of $3.9 million principal amount of 10% Senior Convertible Notes due January 8, 2006 (together with the notes issued pursuant to the January 8, 2001 agreement, (the "Notes") to certain private investors. The Notes were unsecured, joint and several obligations of EasyLink and its subsidiary EasyLink Services USA, Inc. (collectively, the "Companies").

The Notes accrued interest, payable semi-annually, at the rate of 10% per annum. One half of each interest payment was payable in cash and one half was payable in shares of EasyLink Class A common stock ("Class A common stock"), until 18 months after the closing date of the financing. Thereafter, one half of each interest payment was payable in shares of Class A common stock at the option of the Companies. For purposes of determining the number of shares issuable upon payment of interest in shares of Class A common stock, such shares were deemed to have a value equal to the applicable conversion price at the time of payment.

Each of the Notes was convertible at any time at the option of the holder into Class A common stock at an initial conversion price equal to $10.00 per share, subject to anti-dilution adjustments.

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

During the second quarter of 2001, the Company issued an aggregate of $550,000, 10% Senior Convertible Notes Due January 8, 2006 to certain vendors in exchange for settlement of its obligations to those vendors. Terms of the notes were similar to those notes that were issued on January 8, 2001.

As of December 31, 2003, none of the Notes was outstanding as a result of the debt restructuring and settlement transactions described below under "Restructuring and Settlements of Certain Debt and Lease Obligations."


Notes issued in STI/EasyLink Acquisition

In connection with the acquisition of STI, the Company assumed a $35 million note payable to AT&T from STI and issued a $9.2 million unsecured note to the former shareholder of STI as partial payment (see Note 2 for additional information). AT&T subsequently entered into an agreement with the Company to restructure the note. On November 27, 2001, the note was converted into a package of securities consisting of a promissory note in the principal amount of $10 million, 1 million shares of Class A common stock and warrants to purchase 1 million shares of Class A common stock at an exercise price of $6.10 per share, subject to adjustment. The $10 million note is secured by the same security interests that secured the original $35 million note. In the first quarter of 2003, AT&T entered into an agreement to sell the $10 million note and 1,423,980 shares of outstanding EasyLink Class A common stock held by AT&T to PTEK Holdings, Inc ("PTEK"), one of the Company's principal competitors. Following the announcement of the agreement, the Company commenced legal proceedings to enjoin AT&T from selling the note and to assert claims for damages against AT&T and PTEK. On October 20, 2003 the legal dispute was settled. Under the settlement, the Company agreed to consent to the transfer of the shares and the note from AT&T to PTEK in exchange for a revised amortization schedule on the note and return of the warrant to the Company for cancellation. Under the terms of the Amended and Restated Promissory Note payable to PTEK, the Company will repay the $10,975,082 remaining outstanding balance of principal of and interest on the Note as of September 1, 2003 and all future accrued interest by making equal quarterly installment payments of principal and interest in the amount of $800,000 and a final payment of approximately $5.75 million on the June 1, 2006 maturity date.

In November 2001, the $9.2 million note issued to the former sole shareholder of STI was exchanged for a new note in the principal amount of $2.7 million, 268,296 shares of the Company's Class A common stock and warrants to purchase 268,296 shares of stock. In May 2003, the $2.7 million note was further exchanged for a new note in principal amount of $284,000 payable in 12 monthly installments with interest.

Restructuring and Settlements of Certain Debt and Lease Obligations

During the third quarter of 2001, pending the completion of the subsequent restructuring, the Company issued $16.3 million of interim notes, bearing interest at a rate of 12% per annum, in exchange for present and future lease obligations in the amount of $15.1 million. These notes were cancelled upon completion of the fourth quarter 2001 debt restructuring. This interim transaction resulted in a loss of $1.1 million in accordance with SFAS No. 15.

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

The restructure notes accrued interest at a rate of 12% per annum and were scheduled to mature five years from the date of the debt restructuring. The Company was able to elect to defer payment of accrued interest on a portion of the restructure notes until various dates commencing June 2003 and may elect to pay accrued interest on other restructure notes in shares of Class A common stock having a market value at the time of payment equal to 120% of the interest payment due. $9.1 million in principal amount of the restructure notes are convertible, at the option of the holder, into shares of Class A Common Stock of the Company at a conversion price of $10.00 per share, subject to adjustment in certain events. The Company was not required to make scheduled principal payments on any of the notes until June 2003. All of the notes were callable at any time for cash. The warrants allowed the holders to purchase shares of Class A Common Stock of the Company at an exercise price equal to $6.10 per share. The number of shares issuable upon exercise and the exercise price of the warrants were subject to adjustment in certain events. The warrants were exercisable for ten years after the date of the grant.

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

$5.9 million of the financing was represented by cash proceeds from the sale of 1,468,750 shares of Class A common stock. Approximately $1.3 million of this financing was represented by the investment of cash in exchange for senior convertible notes that were convertible into approximately 520,000 shares of Class A common stock, subject to adjustment in certain events. These notes are convertible at $2.50 per share. The beneficial conversion feature of $1.1 million was being amortized over a period of 5 years. Approximately $3.0 million of this financing was represented by the exchange of $1.4 million of cash equipment purchase obligations held by lessors and $1.6 million of other cash obligations held by AT&T for an aggregate of 820,000 shares of Class A common stock.

During 2002, the Company entered into two separate transactions repurchasing $5.0 million in 10% Senior Convertible Notes and a 12% Senior Restructure Note and a restructure balloon liability in the amount of $0.5 million for a total of $0.6 million in cash and 5,415 shares in Class A common stock, valued at approximately $6,000. The Company recorded a $6.6 million in gains on the transactions including the reversal of $1.7 million of capitalized interest related to the repurchased debt.

During 2003, the Company entered into a series of transactions with debt holders to eliminate a total of $63.0 million of indebtedness in exchange for cash payments of $3.1 million and, the issuance of 23.9 million shares of Class A common stock valued at $13.6 million. The eliminated debt included $22.7 million of 7% Convertible Subordinated Notes, due February 2005, $31.1 million of 10% Senior Convertible Notes, due January 2006, a $2.7 million note payable to the former shareholder of STI (who is an officer and director of the Company), $6.0 million of Restructure notes and $0.5 million in other indebtedness. The Company also entered into agreements to repay an outstanding note in the principal amount of $115,000 and accrued interest obligations in the aggregate amount of $959,000 over the next three years, which accrued interest includes $284,000 due to George Abi Zeid, a director and officer of the Company and the former sole shareholder of STI. In addition, after eliminating $6.5 million of previously capitalized interest, $2.7 million of accrued interest, and $0.3 million of debt issuance costs on the eliminated notes, these transactions resulted in a gain of $54.1 million or $1.52 per share on a basic and diluted basis. Also, the transactions relating to the previous $115,000 note and $959,000 of accrued interest have been accounted for in accordance with SFAS 15.

Notes payable include the following, in thousands


                                                                     December 31, 2003                  December 31, 2002
                                                                     -----------------                  -----------------
                                                              Capitalized Interest  Principal     Capitalized Interest  Principal
                                                              --------------------  ---------     --------------------  ---------

2000 7% Convertible Subordinated Notes due February 2005              $   --         $ 1,425           $   --           $24,095
2001 10% Senior Convertible Notes due January 2006                        --              --            5,528            31,059
2001 12% restructure note , as amended and restated
  effective September 2003                                             1,884          10,504            5,160            10,000
2001 12% note payable to former shareholder of STI 13 quarterly
          payments beginning June 2003                                     3             118              997             2,683
2001 12% Restructure notes 13 quarterly payments beginning June 2003     109           1,025               --             6,132
2001 Restructuring balloon payments due October 2004                      --             396               --               795
Other                                                                     --              --               --               786
                                                                       -----           -----            -----           -------
Total notes payable and capitalized interest                           1,996          13,468           11,685            75,550

Less current portion                                                   1,040           2,957            4,283             4,152
                                                                       -----         -------           ------           -------

Non current portion                                                    $ 956         $10,511           $7,402           $71,398
                                                                       =====         =======           ======           =======

(8)      Revenues

The following are the components of revenues, in thousands:


                                                                                    For the year ended December 31,
                                                                                    -------------------------------
                                                                         2003                    2002                    2001
                                                                         ----                    ----                    ----

Business messaging........................................              $100,872               $113,874                $121,716
Advertising...............................................                    --                    ---                   1,616
Other.....................................................                   475                    480                     597
                                                                             ---                    ---                     ---

Total revenues............................................              $101,347               $114,354                $123,929
                                                                        ========               ========                ========

Other revenues consist of revenues generated principally from the sale or lease of domain names.

(9)        Discontinued Operations

In March 2000, the Company formed World.com, Inc. in order to develop the Company's portfolio of domain names into independent web properties and subsequently acquired or formed its subsidiaries Asia.com, Inc. and India.com, Inc., in which World.com was the majority owner. On November 2, 2000, the Company announced its intention to sell all assets not related to its core outsourced messaging business including Asia.com, Inc., India.com, Inc. and its portfolio of domain names. Accordingly, World.com has been reflected as a discontinued operation. Revenues, costs and expenses, assets, liabilities and cash flows of World.com have been excluded from the respective captions in the consolidated statement of operations, consolidated balance sheets and consolidated statements of cash flows and have been reported as "Loss from discontinued operations," "Net liabilities of discontinued operations," and "Net cash used in discontinued operations," for all periods presented.

During 2001, the Company recognized a loss of $63 million on discontinued operations. This loss included a write-down of $56.4 million of assets, primarily goodwill, to net realizable value, operating losses of $4.5 million, net of a gain of $8.3 million, severance and related benefits of $1.3 million, and other related cost and expenses including the closure of facilities of $0.8 million.

Summarized financial information (In thousands) for the discontinued operation is as follows:

                          Statements of Operations Data
                             Year Ended December 31,

                                                                           2003             2002             2001
                                                                           ----             ----             ----

Revenues...................................................              $   ---          $   ---           $ 6,247
                                                                         =======          =======           =======

Loss from discontinued operations..........................              $   938          $   ---           $63,027
                                                                         =======          =======           =======


                               Balance Sheet Data
                               As of December 31,

                                                                           2003             2002
                                                                           ----             ----

Current assets.................................................              $17             $57
Total assets...................................................              404             444
Current liabilities............................................            1,040             579
Long-term liabilities and minority interest....................              193             225
Net liabilities of discontinued operations....................             (828)           (360)

The information below pertains to certain events and activities associated with the operations of World.com and include: financings in connection with India.com, domain names included in discontinued operations, the acquisition and subsequent disposition of eLong.com, which was renamed to Asia.com, Inc., and other acquisitions made by World.com.

India.com Financing

During the third quarter of 2000, India.com, Inc., a wholly-owned subsidiary, issued 1,365,769 shares of Series A convertible exchangeable preferred stock to private investors valued at $14.2 million. These shares were convertible into India.com Class A common stock at the initial purchase price of the preferred shares, subject to certain anti dilution and other adjustments. The holders of the Series A convertible exchangeable preferred stock were entitled to a one time right exercisable during the 60 days after September 13, 2001 to exchange these shares for the number of shares of EasyLink Class A common stock equal to the original purchase price of such shares divided by the lesser of the market price of EasyLink's Class A common stock on September 13, 2001 (but not less than $45.00) and $60.00. This exchange right was since modified as described below.

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

In consideration of the commitments under the Bridge Funding Agreement, the period during which the one-time exchange right of the holders of India.com preferred stock was changed from the 60-day period immediately after September 13, 2001 to the 60-day period immediately after December 31, 2001. In addition, the floor price at which shares of EasyLink Class A common stock may be issued upon the exchange was reduced from $45.0 per share to $30.00 per share immediately upon execution and delivery of the Bridge Funding Agreement and was subject to further reduction to $12.50 per share for a percentage of the total number of shares of India Preferred Stock that is equal to the percentage of the Bridge Notes drawn down.

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

eLong.com, Inc.

On March 14, 2000, the Company acquired eLong.com, Inc., a Delaware corporation ("eLong.com"), for approximately $62 million including acquisition costs of $365,000. eLong.com, through its wholly owned subsidiary in the People's Republic of China ("PRC"), operated the Web Site www.eLong.com, a provider of local content and other internet services. Concurrently with the merger, eLong.com changed its name to Asia.com, Inc. ("Asia.com"). In the merger, the Company issued to the former stockholders of eLong.com an aggregate of 359,949 shares of EasyLink Class A common stock valued at approximately $57.2 million, based upon the Company's average trading price at the date of acquisition. All outstanding options to purchase eLong.com common stock were converted into options to purchase an aggregate of 27,929 shares of EasyLink Class A common stock. The value of the options was approximately $4.4 million based on the Black-Scholes pricing model with a 110% volatility factor, a term of 10 years, an weighted average exercise price of $12.40 per share and a weighted average fair value of $156.90 per share.

The acquisition was accounted for as a purchase business combination. The excess of the purchase price over the fair market value of the acquired assets and assumed liabilities of Asia.com was allocated to goodwill ($62 million). Goodwill was being amortized over a period of 3 years, the expected estimated period of benefit. During the fourth quarter of 2000, approximately $7.8 million of goodwill was written off as it was determined that the carrying value had become permanently impaired as a result of the November 2, 2000 decision, as approved by the Board of Directors, to sell all assets not related to its core messaging business, including its Asia-based businesses. After giving effect to the write off, the net goodwill balance at December 31, 2000 was $38.2 million.

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

In the merger, certain former stockholders of eLong.com retained shares of Class A common stock of Asia.com, representing approximately 4.0% of the outstanding common stock of Asia.com. Under a Contribution Agreement with Asia.com, these stockholders contributed an aggregate of $2.0 million in cash to Asia.com in exchange for additional shares of Class A common stock of Asia.com, representing approximately 1.9% of the outstanding common stock of Asia.com. Pursuant to the Contribution Agreement, EasyLink (1) contributed to Asia.com the domain names Asia.com and Singapore.com and $10.0 million in cash and (2) agreed to contribute to Asia.com up to an additional $10.0 million in cash over the next 12 months and to issue, at the request of Asia.com, up to an aggregate of 24,242 shares of EasyLink Class A common stock for future acquisitions. As of June 30, 2000, the Company had fulfilled this obligation. See also "Asia.com Acquisitions", below. As a result of the transactions effected pursuant to the Merger Agreement and the Contribution Agreement, EasyLink initially owned shares of Class B common stock of Asia.com representing approximately 94.1% of the outstanding common stock of Asia.com. The company's ownership percentage decreased to 92% as of December 31, 2000. Asia.com granted to management employees of Asia.com options to purchase Class A common stock of Asia.com representing, as of December 31, 2000, 9% of the outstanding shares of common stock after giving effect to the exercise of such options.

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

Mauritius Entity

On March 31, 2000, the Company acquired 100% of a Mauritius entity, which in turn owned 80% of an Indian subsidiary. The terms were $400,000 in cash and a $1 million 7% note payable one year from closing. The acquisition was accounted for as a purchase business combination. The excess of the purchase price over the fair market value of the assets acquired and assumed liabilities of the Mauritius entity was allocated to goodwill ($2.1 million). Prior to the Company's adoption of SFAS 142 effective January 1, 2002, the goodwill was being amortized over a period of five years, the expected estimated period of benefit.

In June 2000, the Company acquired, through the Mauritius entity, the remaining 20% of the Indian subsidiary for $2.2 million. The acquisition was accounted for as a purchase business combination. The excess of the purchase price over the fair market value of the assets acquired was allocated to goodwill ($2.2 million). Prior to the Company's adoption of SFAS 142 effective January 1, 2002, the goodwill was being amortized over a period of five years, the expected estimated period of benefit.

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

(10)       Leases

Prior to 2001, the Company financed its equipment (hardware and software) requirements under capital lease agreements with a number of leasing companies. On November 27, 2001, the Company closed on the restructuring of the outstanding lease payment balances related to most of these agreements. The obligations were converted into a package of securities consisting of senior convertible notes and other obligations. See Note 7 for a description of the debt restructuring. In addition, the Company settled certain leased equipment obligations having an original equipment cost of $22.5 million for an aggregate purchase price of approximately $3.5 million.

In addition to capital leases, the Company leases facilities and certain equipment under agreements accounted for as operating leases. These leases generally require the Company to pay all executory costs such as maintenance and insurance. Rent expense for operating leases for the years ending December 31, 2003, 2002 and 2001 was approximately $4.2 million, $3.4 million, and $4.3 million, respectively.

At December 31, 2003, the Company had $744,503 in gross amount of fixed assets and $561,824 of related accumulated amortization under capital leases. Future minimum lease payments under the remaining capital leases and non-cancellable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2003 are as follows, in thousands:


Year ending December 31,
                                                                                 Capital leases            Operating leases
                                                                                 --------------            ----------------

2004...................................................................               $146                     $4,321
2005...................................................................                 37                      2,836
2006...................................................................                  -                      2,130
2007...................................................................                  -                      1,868
2008...................................................................                  -                      2,183
2009 and later.........................................................                  -                      5,018
                                                                                      ----                      -----

           Total minimum lease payments................................               $183                    $18,356
                                                                                      ====                    =======

Less current portion of obligations under capital leases...............                146

Obligations under capital leases, excluding current portion............               $ 37
                                                                                      ====


(11)       Related Party Transactions

Federal Partners, L.P. Financings

On January 8, 2001, the Company issued $5,000,000 principal amount of 10% Senior Convertible Notes due January 8, 2006 to Federal Partners. Stephen Duff, a director of the Company, is Chief Investment Officer of The Clark Estates, Inc. and is Treasurer of the general partner of, and a limited partner of, Federal Partners, L.P. The note accrued interest at the rate of 10% per annum and was payable semi-annually one half in cash and, at the option of the Company, one half in shares of Class A common stock valued at the conversion price of $10.00 per share. The Company issued shares to Federal Partners in payment of interest on this note during 2003, 2002 and 2001. The Clark Estates, Inc. provides management and administrative services to Federal Partners. On March 20, 2001, the Company issued to Federal Partners 300,000 shares of our Class A common stock for a purchase price of $3,000,000, and committed to issue to Federal Partners an additional 100,000 shares of Class A common stock if the closing price of our Class A common stock on the principal securities exchange on which they are traded was not at or above $100 per share for 5 consecutive days. The additional shares were issued in 2002. As part of the financing completed on November 27, 2001 in connection with our debt restructuring, the Company issued to Federal Partners an aggregate of 250,369 shares of Class A common stock for a purchase price of $1,700,000, and we committed to issue to Federal Partners an additional 173,632 shares of Class A common stock if the average of the closing prices of our Class A common stock on Nasdaq was not at or above $16.00 per share for the 10 consecutive trading days through year end 2001. The additional shares were issued in 2002. Through his limited partnership interest in Federal Partners, Mr. Duff has an indirect interest in 10,789 of the shares of Class A common stock held by Federal Partners.

On May 1, 2003, Federal Partners exchanged the $5 million note for 2.5 million shares of Class A common stock value of approximately $1.4 million. In addition, on April 30, 2003, Federal Partners purchased 1,923,077 shares of Class A common stock of EasyLink at a purchase price of $.52 per share or $1 million in the aggregate. Federal Partners and accounts for which The Clark Estates, Inc. provides management and administrative services, were beneficial holders as of May 1, 2003 of 13.02% of the Company's common stock.

Acquisition of Swift Telecommunications, Inc.

The Company acquired Swift Telecommunications, Inc. on February 23, 2001. George Abi Zeid was the sole shareholder of Swift Telecommunications, Inc ("STI"). In connection with the acquisition, Mr. Abi Zeid was elected to the Board of Directors of the Company and was appointed President - International Operations. EasyLink paid $835,294 in cash, issued 1,876,618 shares of Class A common stock valued at $30.8 million and issued a promissory note in the original principal amount of approximately $9.2 million to Mr. Abi Zeid in payment of the purchase price for the acquisition payable at the closing. Under the merger agreement, EasyLink also agreed to pay additional contingent consideration to Mr. Abi Zeid equal to the amount of the net proceeds, after satisfaction of certain liabilities of STI and its subsidiaries, from the sale or liquidation of the assets of one of STI's subsidiaries. Pursuant to the debt restructuring completed on November 27, 2001, EasyLink issued $2,682,964 principal amount of restructure notes, 268,295 shares of Class A common stock valued at approximately $1.6 million and warrants to purchase 268,295 shares of Class A common stock in exchange for Mr. Abi Zeid's $9.2 million note. In connection with the acquisition by STI on January 31, 2001 of the EasyLink Services business from AT&T Corp., Mr. Abi Zeid pledged to AT&T Corp. under a Pledge Agreement dated January 31, 2001 all of the shares of EasyLink Class A Common Stock that he was entitled to receive pursuant to the acquisition to secure a $35 million note issued to AT&T Corp. by STI and assumed by EasyLink as part of the purchase price for the EasyLink Services business. As a result of the debt restructuring completed on November 27, 2001, these shares now secure the $10 million principal amount of restructure notes issued to AT&T Corp. in exchange for the $35 million note held by it. In connection with the acquisition of STI on February 23, 2001, EasyLink also entered into a conditional commitment to acquire the 25% minority interests in two STI subsidiaries for $47,059 in cash, promissory notes in the aggregate principal amount of approximately $517,647 and 106,826 shares of Class A common stock. This transaction is subject to certain conditions, including satisfactory completion of due diligence, receipt of regulatory approvals and other customary conditions. On May 1, 2003 in connection with the Company's debt restructuring, Mr. Abi Zeid exchanged the promissory note in the principal amount of $2,682,964 for 1,341,482 shares of Class A common stock valued at approximately $765,000 and agreed to defer interest payments due to him in the amount of $283,504. See Note 7 - Notes Payable.

Mr. Abi Zeid also agreed to contribute up to approximately 1.2 million shares of Class A common stock issuable to him in connection with the November 2001 debt restructuring in order to permit the grant of shares or options to employees. Shares awarded from this commitment were valued at $0.5 million and were accounted for as compensation expense in the fourth quarter of 2001.

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

(12)       Capital Stock

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

On April 30, 2003, the Company completed a private placement of 1,923,077 shares of Class A common stock for an aggregate price of $1,000,000 to Federal Partners.

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

Undesignated Preferred Shares

The Company is authorized, without further stockholder approval; to issue authorized but unissued shares of preferred stock in one or more classes or series. At December 31, 2003 and 2002, 60,000,000 authorized shares of undesignated preferred stock were available for creation and issuance in this manner.

 (13)      Stock Options

In 2001, the Company recorded compensation expense of approximately 0.5 million for a transfer of common stock and stock options from an officer to certain employees. (See Note 11, Related Party Transactions -- Acquisition of Swift Telecommunications Inc.)

During 2001, the Company granted to its employees and directors under its stock option plans a total of 973,017 options to purchase shares of Class A common stock with an average exercise price of $4.64 per share. As of December 31, 2002, the Company had a total of options outstanding with an average exercise price of $13.50 per share.

In connection with the Company's debt restructuring, the Company issued upon the closing of the restructuring, warrants to purchase 1.8 million shares of Class A common stock at $6.10 per share. See Note 7 for a description of the restructuring and the warrants.

A summary of the Company's stock option activity and weighted average exercise prices is as follows:


                                                                         For the Year Ended December 31,
                                                                         -------------------------------

                                                          2003                        2002                         2001
                                                          ----                        ----                         ----

                                                              Weighted                    Weighted                     Weighted
                                                               Average                     Average                      Average
                                                              Exercise                    Exercise                     Exercise
                                                  Options       Price         Options       Price         Options        Price
                                                  -------       -----         -------       -----         -------        -----


Options outstanding at
beginning of period........................    2,773,446       $ 6.64      1,855,781      $13.51       1,334,429       $28.60

Options granted............................    2,465,131       $ 1.10      1,285,300       $1.04         973,017       $ 4.64
Options canceled...........................     (290,047)      $20.44       (367,732)     $20.44        (449,665)      $40.49
Options exercised..........................      (71,550)      $14.73             97           -          (2,000)      $ 5.00
                                               ---------       ------      ---------      ------       ---------       ------

Options outstanding at
end of period..............................    4,876,980       $ 2.90      2,773,446       $0.67       1,855,781       $13.50
                                               =========       ======      =========       =====       =========       ======

Options exercisable at period end..........    2,200,787                   1,174,560                     810,483
                                               =========                   =========                     =======

Weighted average fair value of
options granted during the
period.....................................        $0.90                      $0.93                        $3.92
                                                   =====                      =====                        =====

The following table summarizes information about stock options outstanding and exercisable at December 31, 2003:


                                                                  Options Outstanding                 Options Exercisable
                                                                  -------------------                 -------------------

                                                          Weighted
                                                           Average        Weighted        Weighted
                                                          Remaining        Average         Average
                 Range of Exercise                         Number        Contractual      Exercise       Number      Exercise
                      Prices                             Outstanding        Life            Price      Exercisable     Price
                      ------                             -----------        ----            -----      -----------     -----

$.53-.70......................................             526,400          9.40            $.54          3,750       $0.63
$.98-1.25.....................................           2,921,064          9.00           $1.15      1,006,356       $0.98
$1.58-2.30....................................             676,410          7.50           $2.14        530,981       $2.18
$2.69-4.00....................................              67,690          7.20           $3.59         53,839       $3.77
$4.20-6.30....................................              88,597          4.20           $5.07         73,798       $5.11
$6.60-9.06....................................              10,380          7.00           $7.84          7,002       $7.86
$10.00-14.69..................................             217,968          6.30          $12.38        173,727      $12.26
$16.56-23.36..................................             275,210          5.00          $17.13        259,930      $17.15
$32.44-40.00..................................              42,728          4.20          $35.00         42,705      $35.00
$50.00-74.61..................................              31,039          5.40          $52.28         29,949      $52.03
$118.6-175.00.................................              18,269          6.10         $155.74         17,543     $155.73
$190.00-200.00................................                 957          5.20         $192.71            957     $192.71
$294.80-294.80................................                 268          1.20         $294.80            250     $294.80
                                                               ---          ----         -------            ---     -------

                                                         4,876,980          8.30           $4.00      2,200,787       $7.01
                                                         =========          ====           =====      =========       =====


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

On November 14, 2000, the Company offered to certain employees, officers and directors, including the executive mentioned above, other than the chairman, the right to re-price certain outstanding stock options to an exercise price equal to $16.90, the closing price of the Company's Class A common stock on NASDAQ on November 14, 2000. Options to purchase an aggregate of up to 632,799 shares were repriced. As of December 31, 2001 options to purchase 532,595 shares were outstanding. The re-priced options will vest at the same rate that they would have vested under their original terms except that shares issuable upon exercise of these options were not able to be sold until after November 14, 2001. Pursuant to FIN 44, since the new exercise price was equal to the fair market value of the Company's common stock on the new measurement date, the Company did not record any compensation cost in connection with this program. However, depending upon movements in the market value of the Company's Class A common stock, this accounting treatment may result in significant non-cash compensation charges in future periods. To date, the Company has not recorded any compensation charge as the fair market value of the Company's common stock has been below the new exercise price.

(14)      Employee Stock and Savings Plans

401(k) Plan

On January 3, 2000, the Company established a 401(k) Plan ("the plan"). Subject to Internal Revenue Service Code limitations, participants may contribute from 1% to 15% of pay each pay period on a before tax basis, subject to statutory limits. Such contributions are fully and immediately vested. The Company will match 50% of the first 6% of an employee's contribution with shares of Class A common stock. Vesting of the Company's matching contributions begins at 20% after the first anniversary of date of hire or plan commencement date, whichever is later, increasing by 20% each year thereafter through the fifth year until full vesting occurs. The Company's matching contributions of 531,545, 314,642, and 75,209 shares of Class A common stock, for the years ended December 31, 2003, 2002 and 2001 resulted in compensation expense of $492,000, $437,000, and $412,000, respectively.

Due to the acquisition of STI, the Company has various pension plans in other countries. The participants may contribute from 2.5% to 10.5% of pay each period on a before tax basis, subject to statutory limits. Such contributions are fully and immediately vested. The Company will match 4.5% up to 20% of a participant's contribution. Vesting of the Company's matching contribution is immediate. The Company's matching contributions for the years ended December 31, 2003, 2002 and 2001 amounted to $210,000, $454,000 and $220,000, respectively.

Employee Stock Purchase Plan

On March 14, 2000, the Board of Directors adopted, and on May 18, 2000, the shareholders approved the EasyLink Employee Stock Purchase Plan (the "ESPP"). Eligible employees can contribute, through a payroll deduction in 1% increments, from a minimum of 1% to a maximum of 10% of base salary or wages. Each purchase period lasts for six months beginning on the first day of January and the first day of July. The purchase price is set at 85% of the lower of the fair market value of EasyLink Class A common stock on the first day of the purchase period or on the last day of the purchase period. The fair market value will be determined based on the closing sales price on the NASDAQ National Market. If EasyLink shares cease to be traded on the NASDAQ National Market, a committee of at least two members of the board of directors will determine the fair market value in the manner prescribed by the plan. During 2001, employees purchased 3,869 shares at an average price of $4.91 per share. At December 31, 2001, approximately 94,000 shares were reserved for future issuances.

During 2001, the Company decided to discontinue any active participation in the ESPP. This resulted in freezing the plan effective June 30, 2001. The Company has the option of reinstating the plan at a later date.

(15)       Restructuring Charges

During 2003, 2002 and 2001, restructuring charges of $1.5 million, $2.3 million and $25.3 million, respectively, were recorded by the Company. During 2003 and 2002, the Company's restructuring initiatives are related to the relocation and consolidation of its New Jersey-based office facilities into one location and a similar consolidation of its office facilities in England. The relocation process was completed in the first 6 months of 2003. The restructuring charges are comprised of abandonment costs with respect to leases, including the write-off of leasehold improvements. During 2001, the Company's restructuring initiatives are related to our strategic decisions to exit the consumer messaging business and to focus on the Company's outsourced messaging business. The Company's restructuring program included an incremental reduction in the workforce of approximately 150 employees. Employees affected by the restructuring were notified by direct personal contact and by written notification. The remaining employee benefit termination amounts were paid out in 2002. In addition, asset disposals of $24.1 million reflect write-downs of excess fixed assets and other assets to their net realizable values.

The lease abandonments represent the cost to exit the facility leases. The remaining amounts are to be paid out over the next 3 years which corresponds to the terms of the lease.

The following sets forth the activity in the Company's restructuring reserve (in thousands):


                                                                         For the year ended December 31, 2003
                                                                         ------------------------------------

                                                             Beginning        Current year-    Current year-          Ending
                                                              balance     provision (reversal)  utilization           balance
                                                              -------     --------------------  -----------           -------

Employee termination benefits                               $     140           $  (129)        $    (11)                --
Lease abandonments                                              2,175             1,607           (1,035)             2,747
Other exit costs                                                   47                --              (47)                --
                                                            ---------           -------         --------            -------

                                                            $   2,362           $ 1,478         $ (1,093)           $ 2,747
                                                            =========           =======         ========            =======


                                                                            For the year ended December 31, 2002
                                                                            ------------------------------------

                                                             Beginning       Current year-     Current year-          Ending
                                                              balance          provision        utilization           balance
                                                              -------          ---------        -----------           -------

Employee termination benefits                                    $228                --              $(88)                 $140
Lease abandonments                                                539             2,143              (507)                2,175
Asset disposals                                                    --               162              (162)                   --
Other exit costs                                                   32                15                --                    47
                                                                 ----            ------             -----                ------

                                                                 $799            $2,320             $(757)               $2,362
                                                                 ====            ======             =====                ======

(16) Income Taxes

There is no provision for federal, state or local, and foreign income taxes for all periods presented, since the Company has incurred losses for tax purposes since inception. At December 31, 2003 and 2002, the Company had approximately $164.0 and $188.4 million, respectively, of federal net operating loss carryforwards available to offset future taxable income. Such carryforwards expire in various years through 2023. The Company has recorded a full valuation allowance against its deferred tax assets since management believes that, after considering all the available objective evidence, it is not more likely than not that these assets will be realized. Accordingly, for the year ended December 31, 2003 the valuation allowance decreased by $15.8 million and for the year ended Dcember 31, 2002 the valuation allowance increased by $448,000. The tax effect of temporary differences that give rise to significant portions of federal deferred tax assets principally consists of the Company's net operating loss carryforwards.

Under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), the utilization of net operating loss carryforwards may be limited under the change in stock ownership rules of the Code. As a result of numerous historical equity transactions, the Company has experienced "ownership changes," as defined by Section 382.0. As a result of a study of its equity transactions, the Company has determined that there exists significant limitations on its ability to offset future taxable income with its existing net operating loss carryforwards.

The elimination of outstanding debt in 2003 will result in substantial income from cancellation of debt for income tax purposes. The Company intends to minimize its income tax payable as a result of the restructuring by, among other things, offsetting the income with its historical net operating losses and otherwise reducing the income in accordance with applicable income tax rules. As a result, the Company does not expect to incur any material current income tax liability from the elimination of this debt. However, the relevant tax authorities may challenge the Company's income tax positions. See Note 18.

The effects of temporary differences and tax loss carryforwards that give rise to significant portions of federal deferred tax assets and deferred tax liabilities at December 31, 2003 and 2002 are presented below, in thousands.


                                                                                               December 31,
                                                                                            2003           2002
                                                                                            ----           ----


           Deferred tax assets:
           Net operating loss carryforwards............................                   $65,588        $79,548
           Accounts receivable principally due to
             allowance for doubtful accounts...........................                     1,624          2,277
           Non-cash compensation.......................................                        --            398
           Plant and equipment, principally due to
             differences in depreciation...............................                       817          1,416
           Write down of assets and investments........................                     6,703          7,038
           Accrued expenses............................................                       577            590
           Restructuring reserve.......................................                       790            801
           Other.......................................................                       235            112
                                                                                         --------       --------

           Gross deferred tax assets...................................                    76,334         92,180
           Less: valuation allowance...................................                   (76,334)       (92,180)
                                                                                         --------       --------

                    Net deferred tax assets............................                  $    --        $     --
                                                                                         ========       ========

Of the total deferred tax assets of $76.3 million existing on December 31, 2003, subsequently recognized tax benefits, if any, in the amount of approximately $5.6 million will be applied directly to contributed capital when realized. This amount relates to the tax effect of deductions for stock options included in the Company's net operating loss carryforward.

 (17)      Valuation and Qualifying Accounts


Additions and write-offs charged to the allowance for doubtful accounts is presented below, in thousands.


                                                              Additions
                                               Balance at     charged to                                      Balance
                                              beginning of    costs and     Additions from    Deductions/     at end
Allowance for doubtful accounts                   year         expenses      acquisitions      write-offs    of period
                                                  ----         --------      ------------      ----------    ---------

For the year ended
December 31, 2001.........................         $   777       $ 7,224      $  8,731          $ 2,185       $14,547
For the year ended
December 31, 2002.........................         $14,547       $ 2,596      $      -          $ 9,091       $ 8,052
For the year ended
December 31, 2003.........................         $ 8,052       $     1      $      -          $ 3,229       $ 4,824


(18)       Commitments and Contingencies

Master Carrier Agreement


In connection with the acquisition of the EasyLink Services business from AT&T Corp., the Company entered into a Master Carrier Agreement with AT&T. Under this agreement, AT&T has provided the Company with a variety of telecommunications services that are required in connection with the provision of the Company's services. The term of the agreement for network connection services is for 36 months through May 2005 and the term of the agreement for private line and satellite services expired in March, 2004. The Company is negotiating with AT&T to extend the private line and satellite services agreement for a period of 18 to 24 months. Under the agreement, the Company has a minimum purchase commitment for network connection services equal to $3 million for each of the three years of the contract. If the Company terminates the network connection services or the private line and satellite services prior to the end of the term or AT&T terminates the services for the Company's breach, the Company must pay to AT&T a termination charge equal to 50% of the unsatisfied minimum purchase commitment for these services for the period in which termination occurs plus 50% of the minimum purchase commitment for each remaining commitment period in the term. During 2003, the Company entered into a separate agreement for a term of 36 months ending in September 2006 for switched services from AT&T which includes a minimum revenue commitment of $120,000 per year.

Other Telecommunications Services

The Company has committed to purchase from MCI Worldcom a minimum of $75,000 per month in other telecommunications services through January 2005 and to purchase from XO Communications, Inc., a minimum of $35,000 per month in services through November 2004. The Company also has one year commitments to purchase internet bandwidth services from various providers that aggregate approximately $43,000 per month.


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

In connection with the termination of an agreement to sell the portal operations of the Company's discontinued India.com business, the Company brought suit against a broker that it had engaged in connection with the proposed sale of the portal operations alleging, among other things, breach of contract and misrepresentation. The broker brought a counterclaim against the Company for a brokerage fee that would have been payable on the closing of the proposed sale. The court entered a judgment in the amount of $931,000 against the Company. In response to the judgment, the Company filed a motion to alter the judgment in which the Company, among other things, requested that the Court vacate the judgment or reduce the amount of damages. On February 20, 2003, the Court vacated the original judgment and entered a declaratory judgment in the Company's favor that the Company does not owe the broker any fee or other compensation arising from the failed sale of the portal operations. On March 13, 2003, the broker filed a motion to amend the judgment or for a new trial requesting, among other things, re-instatement of the original judgment or, in the alternative, a new trial. On September 10, 2003, the Court reinstated the previously vacated judgment in favor of the broker in the original amount of $931,000. The Company has filed for an appeal. The Court has permitted the Company, in lieu of posting an appeal bond, to place $50,000 per month for eight months commencing November 7, 2003, for a total of $400,000, into a trust account to provide funds for the payment of the judgment if upheld on appeal. The broker appealed the Court's order permitting the Company to place funds in the trust account in lieu of posting an appeal bond. Although the Company intends to pursue its appeal vigorously, no assurance can be given as to the Company's likelihood of success or its ultimate liability, if any, in connection with this matter. Although the Company intends to defend vigorously this matter, it can provide no assurance that its ultimate liability, if any, in connection with the claim will not have a material adverse effect on its cash flows.

On November 19, 2003, Depository Trust Company or DTC instituted suit against the Company in the United States District Court for the District of New Jersey for moneys allegedly due under a sublease entered into by the Company in September 1999 for premises located in Jersey City, New Jersey. DTC seeks additional moneys from the Company to compensate DTC for alleged damages resulting from the Company's alleged breach of the Sublease and the resulting termination thereof by DTC in October 2001. The original sublease term was through December 30, 2005. The Company's obligations under the sublease consisted of annual fixed rent of approximately $500,000 and additional rent based on expenses relating to the building allocated to the Company under the sublease. The Company has filed an Answer and Counterclaim against DTC, seeking the return of all or a substantial portion of the proceeds of a $1 million letter of credit procured by the Company to secure its obligations under the sublease and drawn upon in full by DTC and alleging that DTC failed to mitigate damages by not re-renting the space. The Company believes that it has meritorious defenses to the claim filed by DTC and believes that the Company's counterclaim is meritorious. Although the Company intends to defend vigorously this matter, the Company can give no assurance that its ultimate liability, if any, in connection with the claim will not have a material adverse effect on our results of operations, financial condition or cash flows.

Other
-----

The Company's tax filings may be subject to challenge by various tax authorities. See Note 16. Although the Company believes its tax positions are in accordance with the relevant laws and regulations, they may be subject to interpretation by such authorities. The Company cannot predict whether any changes to its anticipated tax positions and filings could impact its results of operations, financial condition or cash flows.

An Indian-based subsiidiary of the Company's discontinued India.com Inc. subsidiary has received notices of tax assessment from the Indian tax authorities for approximately $650,000 in tax assessments. The subsidiary, which ceased operations in December 2001, intends to defend the assessments. The Company has established what it believes to be appropriate reserves for any liability of the subsidiary for these assessments.

(19) Quarterly Financial Information - Unaudited

Condensed Quarterly Consolidated Statements of Operations (in thousands, except per share data)


                                                            2003                                          2002
                                                            ----                                          ----

                                        Fourth       Third      Second      First     Fourth       Third       Second      First
                                        Quarter     Quarter     Quarter    Quarter    Quarter     Quarter      Quarter    Quarter
                                        -------     -------     -------    -------    -------     -------      -------    -------

Revenues.............................   $24,738     $25,065     $25,802    $25,742    $26,003     $28,017     $30,029    $30,305
Cost of revenues.....................    11,622      10,863      13,361     13,707     13,434      14,012      14,282     15,872
                                         ------      ------      ------     ------     ------      ------      ------     ------

Gross profit.........................    13,116      14,202      12,441     12,035     12,569      14,005      15,747     14,433
Operating expenses(1)................    12,571      12,760      12,787     14,595     93,926      18,009      15,706     16,046
                                         ------      ------      ------     ------     ------      ------      ------     ------

 Income(loss)  from operations.......       545       1,442        (346)    (2,560)   (81,357)     (4,004)         41     (1,613)
Gain/(loss) from debt restructuring         412          --      47,026      6,640         --       6,558          --         --
Other income/(expense), net(2).......      (116)        (75)       (304)      (778)    (2,315)       (796)     (1,320)    (1,039)
                                           -----        ----       -----      -----    -------       -----     -------    -------

Income(loss)  from continuing
operations...........................       841       1,367      46,376      3,302    (83,672)      1,758      (1,279)    (2,652)
                                            ---       -----      ------      -----    --------      -----      -------    -------

Loss  from discontinued
operations...........................      (100)       (838)         --         --         --          --          --         --
Extraordinary gain...................        --          --          --         --                                            --
                                             --          --          --         --                                            --

Net  income(loss)....................       741         529      46,376      3,302    (83,672)      1,758      (1,279)    (2,652)
                                            ===         ===      ======      =====    ========      =====      =======    =======

Basic and diluted income(loss)
per share:
Income(loss)  from continuing
operations...........................     $0.02      $0.03       $1.28       $0.19    $(4.86)      $0.10     $(0.08)     $(0.16)
Loss  from discontinued
operations...........................       --       (0.02)        --          --         --          --          --          --
Extraordinary gain...................       --          --         --          --         --          --          --          --
                                                                                          --          --          --          --

Net  income(loss)....................     $0.02      $0.01       $1.28       $0.19    $(4.86)      $0.10     $(0.08)     $(0.16)
                                          =====      =====       =====       =====    =======      =====     =======     =======

Due to changes in the number of shares outstanding, quarterly loss per share amounts do not necessarily add to the totals for the years.

         (1) Included in operating expenses are impairment and restructuring charges of $79,394 in Q4 2002.

         (2) Included in other income/(expense) are impairment of investment charges of $1,515 in Q4 2002.

 (20)  Geographic Disclosure


                                                                                             Geographic Information
                                                                                               For the Years Ended
                                                                                   2003              2002            2001


United States:
Revenues...............................................................         $ 77,019          $ 89,356        $ 100,442
Operating income (loss)................................................             (175)          (84,543)        (168,019)
Total assets...........................................................           49,408            58,704          161,366
Long lived assets......................................................           27,585            34,317          129,331

All other regions:
Revenues...............................................................           24,328            24,998           23,487
Operating income (loss)................................................             (742)           (2,390)          (4,222)
Total assets...........................................................                4             2,307            8,876
Long lived assets......................................................              951             1,544            2,311
-----------------------------------------------------------------------------------------------------------------------------

Significant country included in all other regions

United Kingdom:
Revenues...............................................................           20,463            20,940           19,032
Operating income (loss)................................................              172            (1,798)          (3,755)
Total assets...........................................................            1,176             2,453            7,758
Long lived assets......................................................              541               938            1,599

Geographic data is classified based on the location of the Company's operation that provides selling and general account maintenance of the customer's accounts.

Item 9 Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.   Controls and Procedures

As of the end of the period covered by this report, the Company's management, with the participation of our Chief Executive Officer and President (principal executive officer) and Vice President and Chief Financial Officer (principal financial officer), carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and President (principal executive officer) and Vice President and Chief Financial Officer (principal financial officer) concluded that these disclosure controls and procedures were effective as of the end of the period covered in this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    Part III

The information required by Items 10 through 14 in this part is omitted pursuant to Instruction G of Form 10-K, and will be included in an amendment to this Form 10-K or in a definitive Proxy Statement, pursuant to Regulation 14A, not later than 120 days after December 31, 2003.

                                     Part IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

Exhibits.

Some of the exhibits referenced below are incorporated by reference to filings made by EasyLink Services Corporation before the date hereof.

2.1+ Agreement and Plan of Merger dated as of December 11, 1999 by and among Mail.com, Inc., Mast Acquisition Corp. and NetMoves Corporation. (Incorporated by reference to Exhibit 2.1 of Mail.com, Inc.'s Current Report on Form 8-K filed December 16, 1999)

2.2 Form of Company Voting Agreement dated as of December 11, 1999 by and between Mail.com, Inc. and certain directors and officers of NetMoves Corporation. (Incorporated by reference to Exhibit 2.2 of Mail.com, Inc.'s Current Report on Form 8-K filed on December 16, 1999)

2.3+ Agreement and Plan of Merger dated as of March 14, 2000 by and among Mail.com, Inc., Asia.com, Inc., eLong.com, Inc. and the Stockholders of eLong.com, Inc. (Incorporated by reference to Exhibit 2.1 of Mail.com, Inc.'s Current Report on Form 8-K filed on March 28, 2000)

2.4+ Agreement and Plan of Merger by and among Mail.com, Inc., ML Acquisition Corp., Swift Telecommunications, Inc. ("STI") and George Abi Zeid, as sole shareholder of STI, dated as of January 31, 2001. (Incorporated by reference to Exhibit 2.1 of Mail.com, Inc.'s Current Report on Form 8-K filed February 8, 2001)

2.5 Letter Agreement dated January 31, 2001 between Mail.com, Inc. and George Abi Zeid relating to Telecom International, Inc. (Incorporated by reference to Exhibit 2.2 of Mail.com, Inc.'s Current Report on Form 8-K filed February 8, 2001)

2.6 Letter Agreement dated January 31, 2001 between Mail.com, Inc. and George Abi Zeid relating to the 25% minority interests in Xtreme Global Communications (S) Pte Ltd. and Xtreme Global Communications Sdn Bhd. (Incorporated by reference to Exhibit 2.3 of Mail.com, Inc.'s Current Report on Form 8-K filed February 8, 2001)

2.7+ Asset Purchase dated December 14, 2000 between AT&T Corp. and Swift Telecommunications, Inc. (Incorporated by reference to Exhibit 2.1 of Mail.com, Inc.'s Current Report on Form 8-K filed March 9, 2001)

2.8+ Asset Purchase Agreement dated as of March 30, 2001 by and among Mail.com, Inc. and Net2Phone EMail, Inc. (Incorporated by reference to
         Exhibit 2.8 of EasyLink Services Corporation's Annual Report on Form 10-K for the year ended December 31, 2001)

3.1 Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 4.1 of Mail.com, Inc.'s Registration Statement on Form S-8 filed June 19, 2000)

3.2 Certificate of Amendment of Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 4.2 of Mail.com, Inc.'s Registration Statement on Form S-8 filed June 19, 2000)

3.3 Certificate of Ownership and Merger (Incorporated by reference to Exhibit 3.3 of EasyLink Services Corporation's Annual Report on Form 10-K for the year ended December 31, 2001)

3.4 Certificate of Amendment of Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 4.1 of EasyLink Services Corporation's Current Report on Form 8-K filed January 22,
         2002)

3.5 By-Laws. (Incorporated by reference to Exhibit 3(ii) to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2003)

4.1 Specimen Class A common stock certificate (Incorporated by reference to Exhibit 10.9 to EasyLink Services Corporation's Annual Report on Form 10-K for the year ended December 31, 2001)

10.1 Employment Agreement between EasyLink Services Corporation and Thomas Murawski dated February 1, 2002. (Incorporated by reference to Exhibit 10 to Amendment No. 1 to EasyLink Service Corporation's Registration Statement on Form S-3, Registration No. 333-76578)

10.2 Amendment No. 1 dated as of August 8, 2003 to Employment Agreement between Thomas Murawski and the Company (Incorporated by reference to Exhibit 10.1 of EasyLink Services Corporation's Current Report on Form 10-Q filed August 14, 2003)

10.1A Employment Agreement between EasyLink Services Corporation and Gerald Gorman dated November 12, 2002. (Incorporated by reference to Exhibit 10 to EasyLink Services Corporation's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002)

10.2A Amendment No. 1 dated November 12, 2003 to Employment Agreement between EasyLink Services Corporation and Gerald Gorman (Incorporated by reference to Exhibit 10.1 to EasyLink Services Corporation's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003)

10.3 Employment Agreement dated February 23, 2001 between Mail.com and George Abi Zeid. (Incorporated by reference to Exhibit 10.1 of Mail.com, Inc.'s Current Report on Form 8-K filed March 9, 2001)

10.4 Amendment dated June 1, 2003 to Employment Agreement between EasyLink Services Corporation and George Abi Zeid

10.5     Employment Agreement between EasyLink Services Corporation and Michael
         A. Doyle dated March 22, 2004

10.6 Employment Agreement between Mail.com, Inc. and Debra McClister dated April 1, 1999. (Incorporated by reference to Exhibit 10.4 to the IPO Registration Statement)

10.7 Employment Agreement between Mail.com, Inc. and David Ambrosia dated May 19, 1999 (Incorporated by reference to Exhibit 10.6 to the IPO Registration Statement)

10.8 2004 Executive Incentive Plan - Level 1 (applicable to Chief Executive Officer)

10.9 2004 Executive Incentive Plan - Level 1 International (applicable to President - International Operations)

10.10 2004 Executive Incentive Plan - Level 2 (applicable to other named executive officers)

10.11    2004 Executive Incentive Plan - Vice President of Sales

10.12 Stock Option Agreement between Mail.com, Inc. and Gerald Gorman dated December 31, 1996. (Incorporated by reference to Exhibit 10.11 to the IPO Registration Statement)

10.13 Stock Option Agreement between Mail.com, Inc. and Gerald Gorman dated June 1, 1996. (Incorporated by reference to Exhibit 10.12 to the IPO Registration Statement)

10.14    1996 Employee Stock Option Plan (Incorporated by reference to Exhibit
         10.14 to the IPO Registration Statement)

10.15    1997 Employee Stock Option Plan. (Incorporated by reference to Exhibit
         10.15 to the IPO Registration Statement)

10.16    1998 Employee Stock Option Plan. (Incorporated by reference to Exhibit
         10.16 to the IPO Registration Statement)

10.17    1999 Employee Stock Option Plan. (Incorporated by reference to Exhibit
         10.17 to the IPO Registration Statement)

10.18 Mail.com, Inc. Supplemental 1999 Stock Option Plan. (Incorporated by reference to Exhibit 10.2 of Mail.com, Inc.'s Registration Statement on Form S-8 filed June 19, 2000)

10.19 Mail.com, Inc. Allegro Group Stock Option Plan. (Incorporated by reference to Exhibit 10.iii(A)(1) of Mail.com, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999)

10.20    Mail.com, Inc. TCOM Stock Option Plan. (Incorporated by reference to
         Exhibit 10.iii(A)(2) of Mail.com, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999)

10.21    Mail.com, Inc. 2000 Stock Option Plan. (Incorporated by reference to
         Exhibit 10.1 of Mail.com, Inc.'s Registration Statement on Form S-8 filed June 19, 2000)

10.22 Mail.com, Inc. Supplemental 2000 Stock Option Plan. (Incorporated by reference to Exhibit 10.3 of Mail.com, Inc.'s Registration Statement on Form S-8 filed June 19, 2000)

10.23 EasyLink Services Corporation 2001 Stock Option Plan. (Incorporated by reference to Appendix B to Definitive Proxy Statement of EasyLink Services Corporation filed on April 27, 2001)

10.24 EasyLink Services Corporation 2002 Stock Option Plan. (Incorporated by reference to Appendix A to Definitive Proxy Statement of EasyLink Services Corporation's filed on April 23, 2002)

10.25 EasyLink Services Corporation 2003 Stock Option Plan. (Incorporated by reference to Appendix A to Definitive Proxy Statement of EasyLink Services Corporation's filed on July 1, 2003)

10.26 1990 Stock Option Plan (Incorporated by reference to Exhibit 10.3 to NetMoves Corporation's Registration Statement on Form S-1, Registration No. 333-09613 ("NetMoves Registration Statement"))

10.27    1996 Stock Option/Stock Issuance Plan (Incorporated by reference to
         Exhibit 10.4 to the NetMoves Registration Statement)

10.28 Description of Stock Option Issued to Thomas Murawski (Incorporated by reference to Form of Notice To Record Shareholders of Mail.com, Inc. contained in Exhibit 99.1 of Mail.com, Inc.'s Current Report on Form 8-K filed January 17, 2001)

10.29 Form of Indemnification Agreement for Directors and Officers (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed May 15, 2003)

10.30 Class A Preferred Stock Purchase Agreement dated May 27, 1997 (Incorporated by reference to Exhibit 10.25 to the IPO Registration Statement)

10.31 Waiver, Consent and Amendment to Class A Preferred Stock Purchase Agreement and Investors' Rights Agreement, dated July 31, 1998. (Incorporated by reference to Exhibit 10.26 to the IPO Registration Statement)

10.32 Sublease Agreement between Mail.com, Inc. and Depository Trust Company (Incorporated by reference to Exhibit 10.ii(D)(1) of Mail.com, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999)

10.33 Lease Agreement between EasyLink Services Corporation and BT Piscataway, LLC dated July 23, 2003 relating to leased premises at the Company's headquarters located at 33 Knightsbridge Road, Piscataway, New Jersey

10.34 Indenture dated as of January 26, 2000 by and between Mail.com, Inc. and American Stock Transfer & Trust Company, as Trustee. (Incorporated by reference to Exhibit 10.55 of Mail.com, Inc.'s Post-Effective Amendment No. 1 to Form S-4 registration Statement (File No. 333-94807) filed on February 3, 2000)

10.35 Designation Letter dated January 8, 2001 from Mail.com, Inc. to Federal Partners, L.P. (Incorporated by reference to Exhibit 99.4 of Mail.com, Inc.'s Current Report on Form 8-K filed January 10, 2001)

10.36 Amended and Restated Promissory Note in the original principal amount of $10,975,082 effective September 1, 2003 (incorporated by reference to Exhibit 99 contained in EasyLink Services Corporation's Current Report on Form 8-K filed October 22, 2003)

10.37 Pledge Agreement between Mail.com, Inc. and AT&T Corp. dated January 31, 2001 originally securing promissory note in original principal amount of $35 million and now securing promissory note referenced in
         Exhibit 10.36 of the filing (Incorporated by reference to Exhibit 99.2 of Mail.com, Inc.'s Current Report on Form 8-K filed March 9, 2001)

10.38 Pledge Agreement between Swift Telecommunications, Inc. and AT&T Corp. dated January 31, 2001 securing promissory note in original principal amount of $35 million and now securing promissory note referenced in
         Exhibit 10.36 of the filing (Incorporated by reference to Exhibit 99.3 of Mail.com, Inc.'s Current Report on Form 8-K filed March 9, 2001)

10.39 Security Agreement between Swift Telecommunications, Inc. and AT&T Corp. dated January 31, 2001 securing promissory note in original principal amount of $35 million and now securing promissory note referenced in Exhibit 10.36 of the filing (Incorporated by reference to Exhibit 99.4 of Mail.com, Inc.'s Current Report on Form 8-K filed March 9, 2001)

10.40 Security Agreement between Swift EasyLink Co., Inc. and AT&T Corp. dated January 31, 2001 securing promissory note in original principal amount of $35 million and now securing promissory note referenced in
         Exhibit 10.36 of the filing (Incorporated by reference to Exhibit 99.5 of Mail.com, Inc.'s Current Report on Form 8-K filed March 9, 2001)

10.41 Debt Exchange Agreement between George Abi Zeid and the Company (Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q filed May 15, 2003)

10.42 Letter Agreement relating to payment of accrued interest between George Abi Zeid and the Company and the promissory note referenced therein (Incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q filed May 15, 2003)

10.43 Promissory Note in the original principal amount of $790,052.93 effective April 1, 2003 issued to GATX Financial Corporation

10.44 Convertible Promissory Note in the original principal amount of $519,000 effective June 1, 2001 issued to Pentech Financial Services, Inc.

10.45 Security Agreement dated as of November 27, 2001 made by EasyLink Services Corporation in favor of The Bank of New York acting in its capacity as the collateral agent

10.46 Common Stock Purchase Agreement dated as of March 13, 2001, by and between Mail.com, Inc., and the purchaser listed therein. (Incorporated by reference to Exhibit 99.3 of Mail.com, Inc.'s Current Report on Form 8-K filed March 26, 2001)

10.47 Registration Rights Agreement dated as of March 13, 2001, by and between Mail.com, Inc. and the investor listed therein. (Incorporated by reference to Exhibit 99.4 of Mail.com, Inc.'s Current Report on Form 8-K filed March 26, 2001)

10.48

         10.48.1 Amended and Restated Master Carrier Agreement between EasyLink Services Corporation and AT&T Corp. dated September 30, 2003 (including General Terms & Conditions) ("MCA")

         10.48.2 MCA Supplemental Terms & Conditions (incorporated by reference to MCA Supplemental Terms & Conditions attached to Master Carrier Agreement contained in Exhibit 2.3 to Current Report on Form 8-K of EasyLink Services Corporation filed on March 9,
                  2001)

         10.48.3* AT&T Network Connection Service Terms and Pricing Attachments (incorporated by reference to MCA Supplemental Terms & Conditions attached to Master Carrier Agreement contained in Exhibit 2.3 to Current Report on Form 8-K of EasyLink Services Corporation filed on March 9, 2001)

         10.48.4**   AT&T MEGACOM Service & AT&T MEGACOM 800 Service Terms
                     and Pricing Attachment


         10.48.5**   AT&T Managed Internet Service Terms and Pricing Attachment

         10.48.6**   AT&T Private Line and Satellite Service Terms and
                     Pricing Attachment

         10.48.7**   AT&T Uniplan Service Terms and Pricing Attachment

10.49 Warrant dated November 27, 2001 issued to GATX Financial Corporation to purchase 251,000 shares of Class A common stock at an exercise price of $6.10 per share (after giving effect to January 2002 reverse stock split)

10.50 Warrant dated November 27, 2001 issued to GATX Financial Corporation to purchase 11,500 shares of Class A common stock at an exercise price of $6.10 per share (after giving effect to January 2002 reverse stock split)

10.51 Warrant dated November 27, 2001 issued to CitiCapital Commercial Leasing Corporation to purchase 48,611 shares of Class A common stock at an exercise price of $6.10 per share (after giving effect to January 2002 reverse stock split)

10.52 Warrant dated November 27, 2001 issued to Forsythe/McArthur Associates, Inc. to purchase 64,351 shares of Class A common stock at an exercise price of $6.10 per share (after giving effect to January 2002 reverse stock split)

10.53 Warrant dated November 27, 2001 issued to Pentech Financial Services, Inc. to purchase 51,860 shares of Class A common stock at an exercise price of $6.10 per share (after giving effect to January 2002 reverse stock split)

10.54 Warrant dated November 27, 2001 issued to Phoenix Leasing Incorporated to purchase 34,289 shares of Class A common stock at an exercise price of $6.10 per share (after giving effect to January 2002 reverse stock split)

10.55 Warrant dated November 27, 2001 issued to George Abi Zeid to purchase 268,297 shares of Class A common stock at an exercise price of $6.10 per share (after giving effect to January 2002 reverse stock split)

10.56 Warrant dated November 27, 2001 issued to Fleet Business Credit, LLC to purchase 66,3172 shares of Class A common stock at an exercise price of $6.10 per share (after giving effect to January 2002 reverse stock split)

21       Subsidiaries of EasyLink Services Corporation

23       Consent of KPMG LLP

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*        Confidential treatment granted.

**       Confidential treatment has been requested for portions of this exhibit.

+ Disclosure schedules and other attachments are omitted, but will be furnished supplementally to the Commission upon request.

Financial Statement Schedules

None

Reports on Form 8-K-

EasyLink Services Corporation filed the following reports on Form 8-K during the three months ended December 31, 2003:

On October 22, the Company filed a Form 8-K to announce that announce the settlement of its legal dispute with AT&T Corp. and PTEK Holdings, Inc. and to update its disclosure on the status of its legal dispute with a broker regarding the payment of a fee.

On November 7, 2003, the Company submitted a Form 8-K to furnish its quarterly earnings announcement pursuant to Item 12 of Form 8-K.

Signatures

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2004.

                                   EasyLink Services Corporation
                                  (Registrant)

                                   By /s/ THOMAS F. MURAWSKI
                                   ---------------------------------------
                                  (Thomas F. Murawski, Chief Executive Officer
                                   and President)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2004.

/s/      GERALD GORMAN           Chairman, Director

(Gerald Gorman)

/s/      THOMAS F. MURAWSKI      Chief Executive Officer and President, Director
---------------------------      (Principal Executive Officer)
(Thomas F. Murawski)

/s/      GEORGE ABI ZEID         Executive Vice President, President -
---------------------------      International Operations, Director
(George Abi Zeid)

/s/      MICHAEL A. DOYLE        Vice President and Chief Financial
---------------------------      Officer
(Michael A. Doyle)               (Principal Accounting and Financial Officer)

/s/      DAVID W. AMBROSIA       Executive Vice President, General Counsel
---------------------------         and Secretary
(David Ambrosia)

/s/      DEBRA L. McCLISTER      Executive Vice President
---------------------------
(Debra L. McClister)

/s/      ROBERT J. CASALE        Director
---------------------------
(Robert J. Casale)

/s/      STEPHEN M. DUFF         Director
---------------------------
(Stephen M. Duff)

/s/      GEORGE F. KNAPP         Director
---------------------------
(George F. Knapp)

/s/      DENNIS R. RANEY         Director
---------------------------
(Dennis R. Raney)

                                  EXHIBIT INDEX

Some of the exhibits referenced below are incorporated by reference to filings made by EasyLink Services Corporation before the date hereof.

2.1 Agreement and Plan of Merger dated as of December 11, 1999 by and among Mail.com, Inc., Mast Acquisition Corp. and NetMoves Corporation. (Incorporated by reference to Exhibit 2.1 of Mail.com, Inc.'s Current Report on Form 8-K filed December 16, 1999)

2.2 Form of Company Voting Agreement dated as of December 11, 1999 by and between Mail.com, Inc. and certain directors and officers of NetMoves Corporation. (Incorporated by reference to Exhibit 2.2 of Mail.com, Inc.'s Current Report on Form 8-K filed on December 16, 1999)

2.3 Agreement and Plan of Merger dated as of March 14, 2000 by and among Mail.com, Inc., Asia.com, Inc., eLong.com, Inc. and the Stockholders of eLong.com, Inc. (Incorporated by reference to Exhibit 2.1 of Mail.com, Inc.'s Current Report on Form 8-K filed on March 28, 2000)

2.4 Agreement and Plan of Merger by and among Mail.com, Inc., ML Acquisition Corp., Swift Telecommunications, Inc. ("STI") and George Abi Zeid, as sole shareholder of STI, dated as of January 31, 2001. (Incorporated by reference to Exhibit 2.1 of Mail.com, Inc.'s Current Report on Form 8-K filed February 8, 2001)

2.5 Letter Agreement dated January 31, 2001 between Mail.com, Inc. and George Abi Zeid relating to Telecom International, Inc. (Incorporated by reference to Exhibit 2.2 of Mail.com, Inc.'s Current Report on Form 8-K filed February 8, 2001)

2.6 Letter Agreement dated January 31, 2001 between Mail.com, Inc. and George Abi Zeid relating to the 25% minority interests in Xtreme Global Communications (S) Pte Ltd. and Xtreme Global Communications Sdn Bhd. (Incorporated by reference to Exhibit 2.3 of Mail.com, Inc.'s Current Report on Form 8-K filed February 8, 2001)

2.7 Asset Purchase dated December 14, 2000 between AT&T Corp. and Swift Telecommunications, Inc. (Incorporated by reference to Exhibit 2.1 of Mail.com, Inc.'s Current Report on Form 8-K filed March 9, 2001)

2.8+ Asset Purchase Agreement dated as of March 30, 2001 by and among Mail.com, Inc. and Net2Phone EMail, Inc. (Incorporated by reference to
         Exhibit 2.8 of EasyLink Services Corporation's Annual Report on Form 10-K for the year ended December 31, 2001)

3.1 Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 4.1 of Mail.com, Inc.'s Registration Statement on Form S-8 filed June 19, 2000)

3.2 Certificate of Amendment of Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 4.2 of Mail.com, Inc.'s Registration Statement on Form S-8 filed June 19, 2000)

3.3 Certificate of Ownership and Merger (Incorporated by reference to Exhibit 3.3 of EasyLink Services Corporation's Annual Report on Form 10-K for the year ended December 31, 2001)

3.4 Certificate of Amendment of Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 4.1 of EasyLink Services Corporation's Current Report on Form 8-K filed January 22,
         2002)

3.5 By-Laws. (Incorporated by reference to Exhibit 3(ii) to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2003)

4.1 Specimen Class A common stock certificate (Incorporated by reference to Exhibit 10.9 to EasyLink Services Corporation's Annual Report on Form 10-K for the year ended December 31, 2001)

10.1 Employment Agreement between EasyLink Services Corporation and Thomas Murawski dated February 1, 2002. (Incorporated by reference to Exhibit 10 to Amendment No. 1 to EasyLink Service Corporation's Registration Statement on Form S-3, Registration No. 333-76578)

10.2 Amendment No. 1 dated as of August 8, 2003 to Employment Agreement between Thomas Murawski and the Company (Incorporated by reference to Exhibit 10.1 of EasyLink Services Corporation's Current Report on Form 10-Q filed August 14, 2003)

10.1A Employment Agreement between EasyLink Services Corporation and Gerald Gorman dated November 12, 2002. (Incorporated by reference to Exhibit 10 to EasyLink Services Corporation's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002)

10.2A Amendment No. 1 dated November 12, 2003 to Employment Agreement between EasyLink Services Corporation and Gerald Gorman (Incorporated by reference to Exhibit 10.1 to EasyLink Services Corporation's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003)

10.3 Employment Agreement dated February 23, 2001 between Mail.com and George Abi Zeid. (Incorporated by reference to Exhibit 10.1 of Mail.com, Inc.'s Current Report on Form 8-K filed March 9, 2001)

10.4 Amendment dated as of June 1, 2001 to Employment Agreement between EasyLink Services Corporation and George Abi Zeid

10.5     Employment Agreement between EasyLink Services Corporation and Michael
         A. Doyle dated as of March 22, 2004

10.6 Employment Agreement between Mail.com, Inc. and Debra McClister dated April 1, 1999. (Incorporated by reference to Exhibit 10.4 to the IPO Registration Statement)

10.7 Employment Agreement between Mail.com, Inc. and David Ambrosia dated May 19, 1999 (Incorporated by reference to Exhibit 10.6 to the IPO Registration Statement)

10.8 2004 Executive Incentive Plan - Level 1 (applicable to Chief Executive Officer)

10.9 2004 Executive Incentive Plan - Level 1 International (applicable to President - International Operations)

10.10 2004 Executive Incentive Plan - Level 2 (applicable to other named executive officers)

10.11    2004 Executive Incentive Plan - Vice President of Sales

10.12 Stock Option Agreement between Mail.com, Inc. and Gerald Gorman dated December 31, 1996. (Incorporated by reference to Exhibit 10.11 to the IPO Registration Statement)

10.13 Stock Option Agreement between Mail.com, Inc. and Gerald Gorman dated June 1, 1996. (Incorporated by reference to Exhibit 10.12 to the IPO Registration Statement)

10.14    1996 Employee Stock Option Plan (Incorporated by reference to Exhibit
         10.14 to the IPO Registration Statement)

10.15    1997 Employee Stock Option Plan. (Incorporated by reference to Exhibit
         10.15 to the IPO Registration Statement)

10.16    1998 Employee Stock Option Plan. (Incorporated by reference to Exhibit
         10.16 to the IPO Registration Statement)

10.17    1999 Employee Stock Option Plan. (Incorporated by reference to Exhibit
         10.17 to the IPO Registration Statement)

10.18 Mail.com, Inc. Supplemental 1999 Stock Option Plan. (Incorporated by reference to Exhibit 10.2 of Mail.com, Inc.'s Registration Statement on Form S-8 filed June 19, 2000)

10.19 Mail.com, Inc. Allegro Group Stock Option Plan. (Incorporated by reference to Exhibit 10.iii(A)(1) of Mail.com, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999)

10.20    Mail.com, Inc. TCOM Stock Option Plan. (Incorporated by reference to
         Exhibit 10.iii(A)(2) of Mail.com, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999)

10.21    Mail.com, Inc. 2000 Stock Option Plan. (Incorporated by reference to
         Exhibit 10.1 of Mail.com, Inc.'s Registration Statement on Form S-8 filed June 19, 2000)

10.22 Mail.com, Inc. Supplemental 2000 Stock Option Plan. (Incorporated by reference to Exhibit 10.3 of Mail.com, Inc.'s Registration Statement on Form S-8 filed June 19, 2000)

10.23 EasyLink Services Corporation 2001 Stock Option Plan. (Incorporated by reference to Appendix B to Definitive Proxy Statement of EasyLink Services Corporation filed on April 27, 2001)

10.24 EasyLink Services Corporation 2002 Stock Option Plan. (Incorporated by reference to Appendix A to Definitive Proxy Statement of EasyLink Services Corporation's filed on April 23, 2002)

10.25 EasyLink Services Corporation 2003 Stock Option Plan. (Incorporated by reference to Appendix A to Definitive Proxy Statement of EasyLink Services Corporation's filed on July 1, 2003)

10.26 1990 Stock Option Plan (Incorporated by reference to Exhibit 10.3 to NetMoves Corporation's Registration Statement on Form S-1, Registration No. 333-09613 ("NetMoves Registration Statement"))

10.27    1996 Stock Option/Stock Issuance Plan (Incorporated by reference to
         Exhibit 10.4 to the NetMoves Registration Statement)

10.28 Description of Stock Option Issued to Thomas Murawski (Incorporated by reference to Form of Notice To Record Shareholders of Mail.com, Inc. contained in Exhibit 99.1 of Mail.com, Inc.'s Current Report on Form 8-K filed January 17, 2001)

10.29 Form of Indemnification Agreement for Directors and Officers (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed May 15, 2003)

10.30 Class A Preferred Stock Purchase Agreement dated May 27, 1997 (Incorporated by reference to Exhibit 10.25 to the IPO Registration Statement)

10.31 Waiver, Consent and Amendment to Class A Preferred Stock Purchase Agreement and Investors' Rights Agreement, dated July 31, 1998. (Incorporated by reference to Exhibit 10.26 to the IPO Registration Statement)

10.32 Sublease Agreement between Mail.com, Inc. and Depository Trust Company (Incorporated by reference to Exhibit 10.ii(D)(1) of Mail.com, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999)

10.33 Lease Agreement between EasyLink Services Corporation and BT Piscataway, LLC dated as of July 23, 2002 relating to leased premises at the Company's headquarters located at 33 Knightsbridge Road, Piscataway, New Jersey

10.34 Indenture dated as of January 26, 2000 by and between Mail.com, Inc. and American Stock Transfer & Trust Company, as Trustee. (Incorporated by reference to Exhibit 10.55 of Mail.com, Inc.'s Post-Effective Amendment No. 1 to Form S-4 registration Statement (File No. 333-94807) filed on February 3, 2000)

10.35 Designation Letter dated January 8, 2001 from Mail.com, Inc. to Federal Partners, L.P. (Incorporated by reference to Exhibit 99.4 of Mail.com, Inc.'s Current Report on Form 8-K filed January 10, 2001)

10.36 Amended and Restated Promissory Note in the original principal amount of $10,975,082 effective September 1, 2003 (Incorporated by reference to Exhibit 99 contained in EasyLink Services Corporation's Current Report on Form 8-K filed October 22, 2003)

10.37 Pledge Agreement between Mail.com, Inc. and AT&T Corp. dated January 31, 2001 originally securing promissory note in original principal amount of $35 million and now securing promissory note referenced in
         Exhibit 10.36 of the filing (Incorporated by reference to Exhibit 99.2 of Mail.com, Inc.'s Current Report on Form 8-K filed March 9, 2001)

10.38 Pledge Agreement between Swift Telecommunications, Inc. and AT&T Corp. dated January 31, 2001 securing promissory note in original principal amount of $35 million and now securing promissory note referenced in
         Exhibit 10.36 of the filing (Incorporated by reference to Exhibit 99.3 of Mail.com, Inc.'s Current Report on Form 8-K filed March 9, 2001)

10.39 Security Agreement between Swift Telecommunications, Inc. and AT&T Corp. dated January 31, 2001 securing promissory note in original principal amount of $35 million and now securing promissory note referenced in Exhibit 10.36 of the filing (Incorporated by reference to Exhibit 99.4 of Mail.com, Inc.'s Current Report on Form 8-K filed March 9, 2001)

10.40 Security Agreement between Swift EasyLink Co., Inc. and AT&T Corp. dated January 31, 2001 securing promissory note in original principal amount of $35 million and now securing promissory note referenced in
         Exhibit 10.36 of the filing (Incorporated by reference to Exhibit 99.5 of Mail.com, Inc.'s Current Report on Form 8-K filed March 9, 2001)

10.41 Debt Exchange Agreement between George Abi Zeid and the Company (Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q filed May 15, 2003)

10.42 Letter Agreement relating to payment of accrued interest between George Abi Zeid and the Company and the promissory note referenced therein (Incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q filed May 15, 2003)

10.43 Promissory Note in the original principal amount of $790,052.93 effective April 1, 2003 issued to GATX Financial Corporation

10.44 Convertible Promissory Note in the original principal amount of $519,000 effective June 1, 2001 issued to Pentech Financial Services, Inc.

10.45 Security Agreement dated as of November 27, 2001 made by EasyLink Services Corporation in favor of The Bank of New York acting in its capacity as the collateral agent

10.46 Common Stock Purchase Agreement dated as of March 13, 2001, by and between Mail.com, Inc., and the purchaser listed therein. (Incorporated by reference to Exhibit 99.3 of Mail.com, Inc.'s Current Report on Form 8-K filed March 26, 2001)

10.47 Registration Rights Agreement dated as of March 13, 2001, by and between Mail.com, Inc. and the investor listed therein. (Incorporated by reference to Exhibit 99.4 of Mail.com, Inc.'s Current Report on Form 8-K filed March 26, 2001)

10.48

         10.48.1 Amended and Restated AT&T Master Carrier Agreement between EasyLink Services Corporation and AT&T Corp. dated September 30, 2003 (including General Terms &
                     Conditions) ("MCA")

         10.48.2 MCA Supplemental Terms & Conditions (Incorporated by reference to MCA Supplemental Terms & Conditions attached to Master Carrier Agreement contained in
                     Exhibit 2.3 to Current Report on Form 8-K of EasyLink Services Corporation filed on March 9, 2001)

         10.48.3* AT&T Network Connection Service Terms and Pricing Attachment (Incorporated by reference to MCA Supplemental Terms & Conditions attached to Master Carrier Agreement contained in Exhibit 2.3 to Current Report on Form 8-K of EasyLink Services Corporation filed on March 9, 2001)

         10.48.4**   AT&T WorldNet MEGACOM Service & AT&T MEGACOM 800 Service
                     Terms and Pricing Attachment


         10.48.5**   AT&T Managed Internet Service Terms and Pricing
                     Attachment

         10.48.6**   AT&T Private Line and Satellite Service Terms and
                     Pricing Attachment

         10.48.7**   AT&T Uniplan Service Terms and Pricing Attachment

10.49 Warrant dated November 27, 2001 issued to GATX Financial Corporation to purchase 251,000 shares of Class A common stock at an exercise price of $6.10 per share (after giving effect to January 2002 reverse stock split)

10.50 Warrant dated November 27, 2001 issued to GATX Financial Corporation to purchase 11,500 shares of Class A common stock at an exercise price of $6.10 per share (after giving effect to January 2002 reverse stock split)

10.51 Warrant dated November 27, 2001 issued to CitiCapital Commercial Leasing Corporation to purchase 48,611 shares of Class A common stock at an exercise price of $6.10 per share (after giving effect to January 2002 reverse stock split)

10.52 Warrant dated November 27, 2001 issued to Forsythe/McArthur Associates, Inc. to purchase 64,351 shares of Class A common stock at an exercise price of $6.10 per share (after giving effect to January 2002 reverse stock split)

10.53 Warrant dated November 27, 2001 issued to Pentech Financial Services, Inc. to purchase 51,860 shares of Class A common stock at an exercise price of $6.10 per share (after giving effect to January 2002 reverse stock split)

10.54 Warrant dated November 27, 2001 issued to Phoenix Leasing Incorporated to purchase 34,289 shares of Class A common stock at an exercise price of $6.10 per share (after giving effect to January 2002 reverse stock split)

10.55 Warrant dated November 27, 2001 issued to George Abi Zeid to purchase 268,297 shares of Class A common stock at an exercise price of $6.10 per share (after giving effect to January 2002 reverse stock split)

10.56 Warrant dated November 27, 2001 issued to Fleet Business Credit, LLC to purchase 66,316 shares of Class A common stock at an exercise price of $6.10 per share (after giving effect to January 2002 reverse stock split)

21       Subsidiaries of EasyLink Services Corporation

23       Consent of Independent Accountants -- KPMG LLP

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*        Confidential treatment granted.

**       Confidential treatment has been requested for portions of this exhibit.

+ Disclosure schedules and other attachments are omitted, but will be furnished supplementally to the Commission upon request.