Form 10-Q
period 2004-03-31
EASYLINK SERVICES CORP
filed 2004-05-14
CIK 1081661

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

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

Common stock outstanding at May 1, 2004: Class A common stock $0.01 par value 43,044,709 shares, and Class B common stock $0.01 par value 1,000,000 shares.

                          EASYLINK SERVICES CORPORATION
                                 MARCH 31, 2004
                                    FORM 10-Q
                                      INDEX

                                                                                                                  Page
                                                                                                                 Number
                                                                                                                 ------
PART I:     FINANCIAL INFORMATION

Item 1:     Condensed Consolidated Financial Statements:

            Condensed Consolidated Balance Sheets as of March 31,
            2004 (unaudited) and December 31, 2003................................................................  3

            Unaudited Condensed Consolidated Statements of Operations for the
            three months ended March 31, 2004 and 2003............................................................  4

            Unaudited Condensed Consolidated Statements of Cash Flows for the
            three months ended March 31, 2004 and 2003............................................................  5

            Notes to Unaudited Interim Condensed Consolidated Financial Statements................................  7

Item 2:     Management's Discussion and Analysis of Financial Condition and Results of Operations................. 12

Item 3:     Qualitative and Quantitative Disclosure about Market Risk............................................. 14

Item 4:     Controls and Procedures............................................................................... 26

PART II:    OTHER INFORMATION

Item 1:     Legal Proceedings..................................................................................... 27

Item 2:     Changes in Securities and Use of Proceeds............................................................. 27

Item 4:     Submission of Matters to a Vote of Security Holders................................................... 27


Item 6:     Exhibits and Reports on Form 8-K...................................................................... 28

Signatures........................................................................................................ 29


Item 1 Condensed Consolidated Financial Statements

                          Easylink Services Corporation
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)
                                  (unaudited)

                                                                                                  March 31     December 31,
                                                                                                    2004          2003
                                                                                                  ---------    ------------
                                          ASSETS
Current assets:
Cash and cash equivalents ....................................................................    $   6,149     $   6,623
Accounts receivable, net of allowance for doubtful accounts
$4,794 and $4,824 as of March 31, 2004 and December 31, 2003, respectively ...................       10,965        11,430
Prepaid expenses and other current assets ....................................................        2,143         1,760
                                                                                                  ---------     ---------

Total current assets .........................................................................       19,257        19,813
                                                                                                  ---------     ---------

Property and equipment, net ..................................................................        9,523        10,641
Goodwill, net ................................................................................        6,266         6,266
Other intangible assets, net .................................................................       10,953        11,629
Other assets .................................................................................        1,293         1,062
                                                                                                  ---------     ---------

Total assets .................................................................................    $  47,292     $  49,411
                                                                                                  =========     =========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable .............................................................................    $   8,650     $   9,082
Accrued expenses .............................................................................       12,985        14,336
Restructuring reserves payable ...............................................................        1,564         1,894
Current portion of notes payable .............................................................        4,381         2,957
Current portion of capitalized interest on notes payable .....................................          978         1,040
Other current liabilities ....................................................................        1,493         1,438
Net liabilities of discontinued operations ...................................................          678           828
                                                                                                  ---------     ---------

Total current liabilities ....................................................................       30,729        31,575
                                                                                                  ---------     ---------

Notes payable, less current portion ..........................................................        8,482        10,511
Capitalized interest on notes payable, less current portion ..................................          752           956
Other long term liabilities ..................................................................        1,668         1,957
                                                                                                  ---------     ---------

Total liabilities ............................................................................       41,631        44,999
                                                                                                  ---------     ---------

Stockholders' equity:
Common stock, $0.01 par value; 510,000,000 shares authorized at March 31, 2004 and December 31, 2003, respectively:

Class A--500,000,000 shares authorized at March 31, 2004 and December 31, 2003;
   43,004,593 and 16,129,318 shares issued and outstanding at March 31,
   2004 and December 31, 2003, respectively ..................................................          430           428
Class B--10,000,000 shares authorized at March 31, 2004 and December 31, 2003,
   respectively, 1,000,000 issued and outstanding at March 31, 2004 and December 31, 2003 ....           10            10
Additional paid-in capital ...................................................................      553,073       552,589
Accumulated other comprehensive loss .........................................................         (362)         (272)
Accumulated deficit ..........................................................................     (547,490)     (548,343)
                                                                                                  ---------     ---------

Total stockholders' equity ...................................................................        5,661         4,412
                                                                                                  ---------     ---------

Commitments and contingencies

Total liabilities and stockholders' equity ...................................................    $  47,292     $  49,411
                                                                                                  =========     =========

See accompanying notes to unaudited condensed consolidated financial statements.

                          EasyLink Services Corporation
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)
                                   (unaudited)

                                                                              Three Months Ended March 31,
                                                                          ------------------------------------
                                                                              2004                    2003
                                                                          ------------           -------------
Revenues .......................................................          $     24,336           $     25,742

Cost of revenues ...............................................                10,325                 13,707
                                                                          ------------           ------------

Gross profit ...................................................                14,011                 12,035
                                                                          ------------           ------------

Sales and marketing ............................................                 4,531                  5,383
General and administrative .....................................                 6,384                  6,740
Product development ............................................                 1,709                  1,955
Amortization of intangible assets ..............................                   517                    517
                                                                          ------------           ------------
                                                                                13,141                 14,595
                                                                          ------------           ------------

Income (loss) from operations ..................................                   870                 (2,560)
                                                                          ------------           ------------

Other income (expense), net:
Interest income ................................................                    10                     19
Interest expense ...............................................                  (130)                  (754)
Gain on debt restructurings and settlements ....................                  ----                  6,640
Other, net .....................................................                   133                    (43)
                                                                          ------------           ------------

Total other income (expense), net ..............................                    13                  5,862
                                                                          ------------           ------------

Income before income taxes .....................................                   883                  3,302

Provision for Federal and state income taxes ...................                    30                   ----
                                                                          ------------           ------------

Net income .....................................................          $        853           $      3,302
                                                                          ============           ============

Basic and diluted net income per share .........................          $       0.02           $       0.19
                                                                          ============           ============

Weighted-average basic shares outstanding ......................            43,861,610             17,569,987
                                                                          ============           ============

Weighted-average diluted shares outstanding ....................            44,979,983             17,569,987
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

                          EasyLink Services Corporation
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                                                                Three Months Ended March 31,
                                                                                                ----------------------------
                                                                                                   2004            2003
                                                                                                ---------       ------------
Cash flows from operating activities:
Net income .................................................................................      $   853       $ 3,302
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization ..............................................................        1,558         2,412
Amortization of intangible assets ..........................................................          676           806
Provision for doubtful accounts ............................................................          338           126
Gain on debt restructuring and settlements .................................................           --        (6,640)
Non-cash interest ..........................................................................           13           120
Issuance of shares to employee benefit plans ...............................................          119           107
Other ......................................................................................          162            41
Changes in operating assets and liabilities:
   Accounts receivable, net ................................................................          126          (661)
   Prepaid expenses and other current assets ...............................................         (383)         (249)
   Other assets ............................................................................          (31)           64
   Accounts payable, accrued expenses and other current liabilities ........................       (2,304)        2,018
                                                                                                  -------       -------
Net cash provided by operating activities ..................................................        1,127         1,446
                                                                                                  -------       -------

Cash flows used in investing activities:
Purchases of property and equipment, including capitalized software ........................         (449)       (2,301)
                                                                                                  -------       -------
Net cash used in investing activities ......................................................         (449)       (2,301)
                                                                                                  -------       -------

Cash flows used in financing activities:
Payments under capital lease obligations ...................................................          (41)         (117)
Payments of capitalized interest ...........................................................         (266)           --
Payments of notes payable ..................................................................         (605)         (824)
                                                                                                  -------       -------
Net cash used in financing activities ......................................................         (912)         (941)
                                                                                                  -------       -------

Effect of foreign exchange rate changes on cash and cash equivalents .......................          (90)          388
                                                                                                  -------       -------

Net decrease in cash and cash equivalents ..................................................         (324)       (1,408)

Cash used in discontinued operations .......................................................         (150)           --

Cash and cash equivalents at beginning of the period .......................................        6,623         9,554
                                                                                                  -------       -------

Cash and cash equivalents at the end of the period .........................................      $ 6,149       $ 8,146
                                                                                                  =======       =======


Supplemental disclosure of non-cash information:

During the three months ended March 31, 2004 and 2003, the Company paid approximately $234,500 and $120,000, respectively, for interest.

During the three months ended March 31, 2004, the Company issued shares of Class A common stock as follows:

           The Company issued 8,001 shares of Class A common stock valued at approximately $13,000 as payment for interest in lieu of cash.

           The Company issued 75,592 shares of Class A common stock valued at approximately $119,000 in connection with matching contributions to its 401(k) plan.

           The Company issued 99,500 shares of Class A common stock valued at approximately $149,000 to a former employee of the Company pursuant to the settlement of a commitment to the employee to issue such shares originally entered into in 2001.

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

                          EasyLink Services Corporation
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1)  Summary of Operations and Significant Accounting Policies

(a)  Summary of Operations

The Company offers a broad range of information exchange services to businesses and service providers, including transaction delivery services such as electronic data interchange or "EDI;" production messaging services utilizing email, fax and telex; integrated desktop messaging services; services that protect corporate e-mail systems such as virus protection, spam control and content filtering services; and document capture and management services such as fax to database, fax to data and data conversion services.

The Company operates in a single industry segment, business communication services. Although the Company provides various major service offerings, many customers employ multiple services using the same access and network facilities. Similarly, network operations and customer support services are provided across various services. Accordingly, allocation of expenses and reporting of operating results by individual services would be impractical and arbitrary. Services are provided in the United States and certain other regions in the world (predominantly in the United Kingdom).

(b) Unaudited Interim Condensed Consolidated Financial Information

The accompanying interim condensed consolidated financial statements as of March 31, 2004 and for the three months ended March 31, 2004 and 2003 have been prepared by the Company and are unaudited. In the opinion of management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the consolidated financial position of EasyLink Services as of March 31, 2004 and the consolidated results of operations and cash flows for the interim periods ended March 31, 2004 and 2003. The results of operations for any interim period are not necessarily indicative of the results of operations for any other future interim period or for a full fiscal year. The condensed consolidated balance sheet at December 31, 2003 has been derived from audited consolidated financial statements at that date.

For each of the years ended December 31, 2003 and 2002, the Company received a report from its independent accountants containing an explanatory paragraph stating that the Company suffered recurring losses from operations since inception and has a working capital deficiency that raises substantial doubt about the Company's ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management believes the Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required and ultimately to achieve continued profitable operations.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. It is suggested that these unaudited interim condensed consolidated financial statements be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2003 as included in the Company's Form 10-K filed with the Securities and Exchange Commission on March 30, 2004.

(c) Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned or majority-owned subsidiaries from the dates of acquisition. All other investments that the Company does not have the ability to control or over which it does not exercise significant influence are accounted for under the cost method. The interest of shareholders other than those of EasyLink is recorded as minority interest in the accompanying consolidated statements of operations and consolidated balance sheets. When losses applicable to minority interest holders in a subsidiary exceed the minority interest in the equity capital of the subsidiary, these losses are included in the Company's results, as the minority interest holder has no obligation to provide further financing to the subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

The net liabilities of WORLD.com, a wholly owned subsidiary, and its majority owned subsidiaries, are reported as discontinued operations in the consolidated balance sheets as of March 31, 2004 and December 31, 2003 as a result of the sale or discontinuance of the operations of this business in 2001.

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

(f) Revenue Recognition

The Company's information exchange services include transaction delivery and management services such as electronic data interchange or "EDI;" production messaging services utilizing email, fax and telex; integrated desktop messaging services; document capture and management services; and services that protect corporate e-mail systems such as virus protection, spam control and content filtering services. The Company derives revenues from monthly fees and usage-based charges for its transaction delivery and management services; from monthly per-user or per-message fees for its virus protection, spam control and content filtering services, and from license fees. Revenue from services is recognized as the services are performed. Facsimile license revenue is recognized over the average estimated customer life of 3 years.

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

(g) Financial Instruments and Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash, cash equivalents, restricted investments, accounts receivable, notes payable and convertible notes payable. At March 31, 2004 and December 31, 2003, the fair value of cash, cash equivalents, restricted investments and accounts receivable approximated their financial statement carrying amount because of the short-term maturity of these instruments. The recorded values of notes payable and convertible notes payable approximate their fair values, as interest approximates market rates with the exception of the Convertible Subordinated Notes payable with a carrying value of $1.4 million at March 31, 2004 and December 31, 2003. However, as these notes are payable in February 2005, management estimates that their fair value approximates their carrying value.

Credit is extended to customers based on the evaluation of their financial condition and collateral is not required. The Company performs ongoing credit assessments of its customers and maintains an allowance for doubtful accounts. No single customer exceeded 10% of either total revenues or accounts receivable as of and for the three months ended March 31, 2004 and 2003. Revenues from the Company's five largest customers accounted for an aggregate 10% and 8% of the Company's total revenues for the three months ended March 31, 2004 and 2003, respectively.

(h) Basic and Diluted Net Income Per Share

Net income per share is presented in accordance with the provisions of SFAS No. 128, "Earnings Per Share", and the Securities and Exchange Commission Staff Accounting Bulletin No. 98. Under SFAS No. 128, basic Earnings per Share ("EPS") excludes dilution for common stock equivalents and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. Although diluted net income per share for the three months ended March 31, 2004 is equal to basic net income per share, the amount includes the effect of employee options to purchase 3.5 million shares of common stock. Diluted net income per share for the three months ended March 31, 2003 is equal to basic net income per share since all common stock equivalents are anti-dilutive for that period.

(i) Stock-Based Compensation Plans

As allowed by SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, we have retained the compensation measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations for stock options. SFAS No. 148 also requires more prominent and more frequent disclosures in both interim and annual financial statements about the method of accounting for stock-based compensation and the effect of the method used on reporting results. We adopted the disclosure provisions of SFAS No. 148 as of December 31, 2002 and continue to apply the measurement provisions of APB 25. Under APB Opinion No. 25, compensation expense is recognized based upon the difference, if any, at the measurement date between the market value of the stock and the option exercise price. The measurement date is the date at which both the number of options and the exercise price for each option are known. The following table illustrates the effect on net income and net income per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.


($ in thousands, except per share amounts)                            Quarter ended March 31,
                                                                      -----------------------

                                                                   2004                      2003
                                                                   ----                      ----
Net income (loss):
Net Income (loss) as reported...........................        $    853                    $3,302
Deduct total stock-based compensation expense
   determined under the fair value method for all
   awards, net of tax...................................         (1,770)                   (3,152)
                                                                 -------                   -------
   Pro forma net income (loss)..........................        $  (917)                   $   150
                                                                ========                   =======

Basic and diluted net income (loss) per share:
Net Income (loss) as reported...........................        $   0.02                    $0.19
Deduct total stock-based compensation expense
   determined under the fair value method for all
   awards, net of tax...................................           (0.04)                   (0.18)
                                                                ---------                   ------
   Pro forma net income (loss)..........................        $  (0.02)                   $0.01
                                                                =========                   =====


The resulting effect on the pro forma net loss disclosed for the quarter ended March 31, 2004 and 2003 is not likely to be representative of the effects of the net income (loss) on a pro forma basis in future years, because the pro forma results include only the impact of grants issued to date and related vesting, while subsequent years will include additional grants and vesting. For purposes of pro-forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period.

The Financial Accounting Standards Board recently indicated that they will require stock-based employee compensation to be recorded as a charge to earnings beginning in 2005. We will continue to monitor their progress on the issuance of this standard as well as evaluate our position with respect to current guidance.

(j) Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 ("FIN46"), Consolidation of Variable Interest Entities", and replaced this interpretation with FIN 46(R) in December 2003. FIN 46 and FIN 46(R) address how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. The provisions of FIN46 were effective immediately for all arrangements entered into with new variable interest entities ("VIEs") after January 31, 2003. However, the Company had not entered into any arrangements with VIEs after January 31, 2003. The Company is required to apply FIN46R to variable interests in VIEs created after December 31, 2003. For any VIEs created on or before December 31, 2003, the assets, liabilities and non-controlling interests of VIEs initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. The adoption of FIN46R on January 1, 2004 did not have any impact on the Company's financial position or results of operations.

(2) Notes Payable

During the quarter ended March 31, 2003, the Company entered into separate transactions with debt holders eliminating $7.1 million in indebtedness including $2.0 million of 7% Convertible Subordinated Notes, due February 2005, $2.6 million of 10% Senior Convertible Notes, due January 2006, $2.0 million of 12% Restructure Notes due in 13 quarterly payments beginning June 2003 and $0.5 million of Restructuring balloon payments due October 2004. The Company paid the debt holders $786,000 in cash and issued 1.1 million shares of Class A common stock valued at $501,000 in connection with the transactions. After including the reversal of $685,000 of previously capitalized interest, $227,000 of accrued interest and debt issuance costs of $26,000 related to certain of the eliminated indebtedness, the Company recorded total gains of $6.6 million on the elimination of debt in the quarter.

Notes payable include the following, in thousands:


                                                                           March 31, 2004            December 31, 2003
                                                                       -----------------------    -------------------------
                                                                       Capitalized                Capitalized
                                                                         Interest    Principal      Interest      Principal
                                                                       ------------  ---------      --------      ---------
2000 7% Convertible Subordinated Notes due
          February 2005 .........................................           $--       $ 1,425           $--       $ 1,425
2001 12% Restructure note: as amended and
          restated effective September 2003 .....................         1,641        10,019         1,884        10,504
2001 12% Note payable to former shareholder of
          STI due in 13 quarterly payments
          beginning June 2003 ...................................             1            47             3           118
2001 12% Restructure notes due in 13 quarterly
          payments beginning June 2003 ..........................            88           963           109         1,025
2001 Restructuring balloon payments due October 2004 ............            --           409            --           396
                                                                        -------       -------       -------       -------

Total notes payable and capitalized interest ....................         1,730        12,863         1,996        13,468

  Less current portion ..........................................           978         4,381         1,040         2,957
                                                                        -------       -------       -------       -------

Non current portion .............................................       $   752       $ 8,482       $   956       $10,511
                                                                        =======       =======       =======       =======


(3) Income Taxes

The Company recorded a provision for Federal and state income taxes in the three months ended March 31, 2004 based on its anticipated effective tax rates for the full year 2004. The effective rate varies from standard tax rates primarily due to the utilization of available net operating loss carry forwards for Federal and certain state income tax purposes.

The elimination of outstanding debt in the three months ended March 31, 2003 and the elimination of $56.4 million of outstanding debt in subsequent periods in 2003 will result in substantial income from cancellation of debt for income tax purposes. The Company intends to minimize its income tax payable as a result of the restructuring by, among other things, offsetting the income with its historical net operating losses and otherwise reducing the income in accordance with applicable income tax rules. As a result, the Company does not expect to incur any material current income tax liability from the elimination of this debt. However, the relevant tax authorities may challenge the Company's income tax positions.

(4)      Commitments and Contingencies

Master Carrier Agreement

In connection with its Master Carrier Agreement with AT&T, or MCA, the Company's agreement for the purchase of private line and satellite services expired in March 2004. The Company entered into a Data Service Terms and Pricing Attachment under the MCA for these services in April 2004. Under the Data Service Terms and Pricing Attachment, the term is for a minimum of 18 months with an option by the Company to extend the term for an additional 12 months. Under the Data Service Terms and Pricing Attachment, the Company has a minimum purchase commitment for services equal to $3.6 million during the initial 18 month period. Similar to the original agreement, if the Company terminates the Data Service Terms and Pricing Attachment prior to the end of the term or AT&T terminates the services for the Company's breach, the Company must pay to AT&T a termination charge equal to 50% of the unsatisfied minimum purchase commitment for the remaining portion of the term.

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

Overview

We are a provider of services that facilitate the electronic exchange of information between enterprises, their trading communities and their customers. On an average business day, we handle approximately one million transactions that are integral to the movement of money, materials, products and people in the global economy such as insurance claims, trade and travel confirmations, purchase orders, invoices, shipping notices and funds transfers, among many others. We offer a broad range of information exchange services to businesses and service providers, including transaction delivery services such as electronic data interchange or "EDI;" production messaging services utilizing telex, fax and email; integrated desktop fax services; services that protect corporate e-mail systems such as virus protection, spam control and content filtering services; and document capture and management services such as fax to database, fax to data and data conversion services.

Revenues

For the three months ended March 31, 2004, revenues were $24.3 million in comparison to revenues of $25.7 million for the three months ended March 31, 2003. The decline in revenue primarily occurred in our production messaging services as a result of lower volumes, negotiated customer price reductions at the time of service contract renewals and the loss of certain customers. These services have been impacted by continuing pricing pressures in the telecommunications market and by technological factors that replace or reduce the deployment of such services by our customers. We have offset, and we intend to continue to offset, this revenue erosion by expanding the use of our services within our large base of existing customers, by selling our services to new customers and by offering new services including Document Capture and Management services. However, the declines may continue.

Operating Results

Our operating results have improved in the three months ended March 31, 2004 even though revenues declined in comparison to the same period in 2003. Our income from operations amounted to $870,000 in the current quarter in comparison to a loss from operations of $2.6 million in the 2003 first quarter. The improved operations were as a result of reduced costs of revenues and reduced operating expenses in all categories. Net income for the three months ended March 31, 2004 was $853,000 as compared to net income for the three months ended March 31, 2003 of $3.3 million. However, the results for 2003 included a gain on debt restructuring and settlements of $6.6 million.

Critical Accounting Policies

In response to the Securities & Exchange Commission's (SEC) Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," we have identified the most critical accounting principles upon which our financial status depends. Critical principles were determined by considering accounting policies that involve the most complex or subjective decisions or assessments. The most critical accounting policies were identified to be those related to revenue recognition, accounts receivable, impairment of long-lived assets, contingencies and litigation and restructuring activities.

Results of operations for the three months ended March 31, 2004 and 2003

Revenues

Revenues for the three months ended March 31, 2004 were $24.3 million, as compared to $25.7 million for the comparable period in 2003. The decrease of $1.4 million was due primarily to reduced revenues in our production messaging services, which include fax, telex and email services, as a result of lower volumes, negotiated individual customer price reductions at the time of service contract renewals and loss of certain customers. Revenues in the 2004 and 2003 quarters consist almost entirely of revenues from providing information exchange services to businesses and are derived from electronic data interchange services or "EDI"; production messaging services; integrated desktop messaging services; and other services.

Cost of Revenues

Cost of revenues for the three months ended March 31, 2004 decreased to $10.3 million as compared to $13.7 million for the comparable period in 2003 and, as a percentage of revenues, these costs decreased to 42.4% in the 2004 quarter as compared to 53.2% of revenues in the comparable 2003 quarter. The decrease in costs as a percentage of revenue reflects a 3.0% decrease related to depreciation charges and a total of 7.8% related to all other costs, primarily in variable telecommunications charges and fixed network facilities as a result of our cost reduction and network efficiency efforts. We anticipate that the cost of revenues will approximate the current quarter's level throughout the balance of 2004.

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

Sales and Marketing Expenses

Sales and marketing expenses were $4.5 million and $5.4 million for the three months ended March 31, 2004 and 2003, respectively. Included in this category are costs related to salaries and commissions for sales, marketing, and business development personnel. Also included are costs for promotional programs, trade shows and marketing materials. The lower costs in the 2004 quarter were the result of reduced staffing in each of the functional areas. However, we anticipate that sales and marketing expenses will increase in subsequent quarters in 2004.

General and Administrative Expenses

General and administrative expenses were $6.4 million during the three months ended March 31, 2004 as compared to $6.7 million during the comparable period of 2003. The decrease in these costs is the net impact of various cost components including $293,000 in reduced office facilities costs as a result of the restructuring activities completed in 2003. While certain cost components may vary, we anticipate general and administrative expenses in the remaining quarters of 2004 to be comparable to the first quarter 2004 amount.

Product Development Expenses

Product development costs, which consist primarily of personnel and consultants' time and expense to research, conceptualize, and test product launches and enhancements to our products, were $1.7 million for the three months ended March 31, 2004 as compared to $2.0 million in comparable period of 2003. The net decrease in costs results mainly from lower salary and related expenses attributable to fewer employees. We anticipate spending for product development to increase in subsequent periods of 2004 in connection with continuing development of our new services.

Other Income (Expense), Net

Interest expense: Interest expense was $130,000 for the three months ended March 31, 2004 as compared to $754,000 for the same period in 2003. The decrease was due to the elimination of indebtedness as a result of the debt restructuring and settlements completed during 2003.

Gain on debt restructuring and settlements: In the three months ended March 31, 2003, we eliminated $7.1 million of indebtedness in exchange for the payment of $786,000 in cash and the issuance of 1.1 million shares of Class A common stock valued at $501,000 pursuant to our announced efforts to eliminate substantially all of our outstanding indebtedness. After reversing $685,000 of previously capitalized interest and $201,000 of accrued interest net of debt issuance costs, we recorded a gain of $6.6 million on these transactions.

Liquidity and Capital Resources

Net cash provided by operating activities was $1.1 million for the three months ended March 31, 2004 in comparison to $1.4 million in cash provided from operating activities for the same period in 2003.

Net cash used in investing activities, consisting entirely of purchases of property and equipment, amounted to $449,000 and $2.3 million for the three months ended March 31, 2004 and 2003, respectively. The higher expenditures in the 2003 period included $1.1 million related to the consolidation of our New Jersey office facilities into a single location.

Net cash used in financing activities was $912,000 and $834,000 for the three months ended March 31, 2004 and 2003, respectively. These activities were limited to payments of debt principal and interest and payments under capital lease obligations in each of the periods.

At March 31, 2004, we had $6.1 million of cash and cash equivalents which represents a decrease of $474,000 from December 31, 2003. The reduction reflects a $324,000 net decrease from continuing operations, including cash provided from operations net of equipment purchases of $449,000 described above and $871,000 of debt service included in financing activities. The balance of the decrease represents cash used in discontinued operations of $150,000 to fund the escrow requirement of $50,000 per month in connection with our appeal of a previous $931,000 judgement against the Company. See Part II, Other Information, Item 1:
Legal Proceedings of this report.


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

We have not achieved income from operations in any fiscal year, and we may not be able to achieve or sustain profitability. We incurred a net loss of $85.8 million for the year ended December 31, 2002. We had net income of $50.9 million for the year ended December 31, 2003; however, the net income for 2003 included $54.1 million of gains on debt restructuring and settlements. We had an accumulated deficit of $547,490 million as of March 31, 2004. We intend to upgrade and enhance our technology and networks, continue our international expansion, increase our sales and marketing expenditures and improve and expand our management information and other internal systems. We intend to continue to make strategic acquisitions and investments where resources permit, which may result in significant amortization of intangibles and other expenses or a later impairment charge arising out of the write-off of goodwill booked as a result of such acquisitions or investments. We intend to make these expenditures in anticipation of higher revenues, but there will be a delay in realizing higher revenues even if we are successful. We have experienced declining revenues in each of the years ended December 31, 2003 and 2002 as compared to the prior year. See Part II, Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Form 10-K for the year ended December 31, 2003. No assurance can be given that we will be able to offset or otherwise reduce all or any of the cancellation of debt income resulting from the elimination of debt pursuant to our debt restructuring. If we do not succeed in substantially increasing our revenues, our losses may recur.

We may need to raise capital in the future to invest in the growth of our business and to fund necessary expenditures.

We may need to raise additional capital in the future. See Part I. Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources. At March 31, 2004, we had $6.1 million of cash and cash equivalents. Our principal fixed commitments consist of subordinated convertible notes, senior convertible notes, notes payable, obligations under capital leases, obligations under office space leases, accounts payable and other current obligations, commitments for capital expenditures and commitments for telecommunications services. For each of the four years ended December 31, 2003, 2002, 2001 and 2000, we received a report from our independent accountants containing an explanatory paragraph stating that we suffered recurring losses from operations since inception and have a working capital deficiency that raise substantial doubt about our ability to continue as a going concern. We may need additional financing to invest in the growth of our business and to pay other obligations, and the availability of such financing when needed, on terms acceptable to us, or at all, is uncertain. See "Risk Factors - We have incurred significant indebtedness for money borrowed, and we may be unable to pay debt service on this indebtedness." If we are unable to raise additional financing, generate sufficient cash flow, or restructure our debt obligations before they become due and payable, we may be unable to continue as a going concern.

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

As of March 31, 2004, we had outstanding $1.4 million in subordinated convertible notes due in 2005; $11.5 million in principal amount of notes and other obligations due in installments through June, 2006; obligations under office space leases; and commitments for telecommunications services. We currently have $ 5.8 million in principal and interest payments due during the twelve month period after March 31, 2004. We had an operating loss and negative cash flow for each of the years ended December 31, 2003 and 2002. In addition, we have a substantial amount of outstanding accounts payable and other obligations. Accordingly, cash generated by our operations would have been insufficient to pay the amount of principal and interest payable annually on our outstanding indebtedness and to pay all of our other obligations.

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

We have completed a number of acquisitions and strategic investments since our initial public offering in 1999. For example, we acquired NetMoves Corporation, a provider of production messaging services and integrated desktop messaging services to businesses. We also acquired Swift Telecommunications, Inc. and the EasyLink Services business that it had contemporaneously acquired from AT&T Corp. Where resources permit, we will continue our efforts to acquire or make strategic investments in businesses and to acquire or license technology and other assets, and any of these acquisitions may be material to us. We cannot assure you that acquisition or licensing opportunities will continue to be available on terms acceptable to us or at all. Such acquisitions involve risks, including:

--   inability to raise the required capital;

--   difficulty in assimilating the acquired operations and personnel;

--   inability to retain any acquired member or customer accounts;

--   disruption of our ongoing business;

--   the need for additional capital to fund losses of acquired businesses;

-- inability to successfully incorporate acquired technology into our service offerings and maintain uniform standards, controls, procedures and policies; and

-    lack of the necessary experience to enter new markets.

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

Under a Transition Services Agreement entered into in connection with the acquisition, AT&T agreed to provide us with a variety of services to enable us to continue to operate the business pending the transition to EasyLink. We have successfully transitioned virtually all of these services provided by AT&T under the Transition Services Agreement to ourselves, including customer service, network operations center, telex switching equipment and services and office space in a variety of locations. The Transition Services Agreement expired on January 31, 2003. However, the network for the portion of this business relating to EDI, fax and email services continues to reside on AT&T's premises under an agreement with AT&T, but is being operated and maintained by EasyLink. This agreement expires on January 31, 2006. We plan to seek to extend this agreement prior to its expiration. If we are unable to extend the agreement, we will need to either migrate the network off of the AT&T premises to EasyLink's premises or migrate the customers to a replacement network.

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

We may experience significant fluctuations in our quarterly results. It is likely that our operating results in some quarters will be below market expectations. In this event, the price of our Class A common stock is likely to decline. The following are among the factors that could cause significant fluctuations in our operating results:

-- incurrence of other cash and non-cash accounting charges, including charges resulting from acquisitions or dispositions of assets, including from the disposition of our remaining non-core assets, and write-downs of impaired assets;

-- increases or decreases in the number of transactions generated by our customers (such as insurance claims, trade and travel confirmations, purchase orders, invoices, shipping notices, funds transfers, among others), which is affected by factors that affect specific customers, the respective industries in which our customers conduct business and the economy generally;

--   gains from the restructuring or settlement of debt and other obligations;

-- non-cash charges associated with repriced stock options, if our stock price rises above $16.90;

-- system outages, delays in obtaining new equipment or problems with planned upgrades;

--   disruption or impairment of the Internet;

-- demand for outsourced transaction delivery and transaction management services;

--   attracting and retaining customers and maintaining customer satisfaction;

--   introduction of new or enhanced services by us or our competitors;

--   changes in our pricing policy or that of our competitors;

-- changes in governmental regulation of the Internet and transaction delivery and transaction management services in particular; and

--   general economic and market conditions and global political factors.

Other such factors in our non-core assets include:

-- incurrence of additional expenditures without receipt of offsetting revenues pending the sale of these assets.

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

Our business is, and we believe will continue to be, intensely competitive. See "Part I Item 1 - Business - Competition" contained in our Form 10-K for the year ended December 31, 2003 and subsequent reports filed with the Securities and Exchange Commission.

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

Security is a critical issue for any outsourced transaction delivery or transaction management service, and presents a number of challenges for us. If we are unable to maintain the security of our service, our reputation and our ability to attract and retain customers may suffer, and we may be exposed to liability. Third parties may attempt to breach our security or that of our customers whose networks we may maintain or for whom we provide services. If they are successful, they could obtain information that is sensitive or confidential to a customer or otherwise disrupt a customer's operations or obtain confidential information, including our customer's profiles, passwords, financial account information, credit card numbers, message content, stored email or other personal or business information or similar information relating to our customer's customers. Our customers or their employees or customers may assert claims for money damages for any breach in our security and any breach could harm our reputation.

Our computers are vulnerable to computer viruses, physical or electronic break-ins and similar incursions, which could lead to interruptions, delays or loss of data. We expect to expend significant capital and other resources to license or create encryption and other technologies to protect against security breaches or to alleviate problems caused by any breach. Nevertheless, these measures may prove ineffective. Our failure to prevent security breaches may expose us to liability and may adversely affect our ability to attract and retain customers and develop our business market. Security measures taken by others may interfere with the efficient operation of our service, which may harm our reputation and adversely impact our ability to attract and retain customers. "Firewalls" and similar network security software employed by third parties can interfere with the operation of our services.

Our customers are subject to, and in turn require that their service providers meet, increasingly strict guidelines for network and operational security. If we are unable to meet the security requirements of a customer, we may be unable to obtain or keep their business. This is particularly the case for customers in the health insurance and financial services industries, which are subject to legal requirements governing the security and confidentiality of customer information.

We are dependent on licensed technology and third party commercial partners.

We license a significant amount of technology from third parties, including technology related to our virus protection, spam control and content filtering services, Internet fax services, billing processes and databases. We also rely on third party commercial partners to provide services for our trading community enablement services, document capture and management services and some of our other services. We anticipate that we will need to license additional technology or to enter into additional commercial relationships to remain competitive. We may not be able to license these technologies or to enter into arrangements with prospective commercial partners on commercially reasonable terms or at all. Third-party licenses and strategic commercial relationships expose us to increased risks, including risks relating to the integration of new technology, the diversion of resources from the development of our own proprietary technology, a greater need to generate revenues sufficient to offset associated license or service fee costs, and the possible termination of or failure to renew an important license or other agreement by the third-party licensor or commercial partner.

If the Internet and other third-party networks on which we depend to deliver our services become ineffective as a means of transmitting data, the benefits of our service may be severely undermined.

Our business depends on the effectiveness of the Internet as a means of transmitting data. The recent growth in the use of the Internet has caused frequent interruptions and delays in accessing and transmitting data over the Internet. Any deterioration in the performance of the Internet as a whole could undermine the benefits of our services. Therefore, our success depends on improvements being made to the entire Internet infrastructure to alleviate overloading and congestion. We also depend on telecommunications network suppliers such as AT&T Corp., MCI and XO Communications for a variety of telecommunications and Internet services. The network for the EasyLink Services business acquired from AT&T continues to reside on AT&T's premises. See "Risk Factors - We may be unable to successfully complete the migration of the network relating to our business acquired from AT&T off of AT&T premises" above, "Item
1. Business - Technology" contained in our Form 10-K for the year ended December 31, 2003 and subsequent filings with the Securities and Exchange Commission.

Gerald Gorman and George Abi Zeid collectively beneficially owned as of April 30, 2004 approximately 26.4% of the total outstanding voting power of EasyLink and will be able to exert significant influence over any vote of stockholders.

Gerald Gorman, our Chairman, beneficially owned as of April 30, 2004 Class A and Class B common stock representing approximately 19.2% of the voting power of our outstanding common stock. Each share of Class B common stock entitles the holder to 10 votes on any matter submitted to the stockholders. George Abi Zeid, our President-International Operations and Director, beneficially owned as of April 30, 2004 Class A common stock representing approximately 7.3% of the voting power of our outstanding common stock. Based on their voting power as of April 30, 2004, Mr. Gorman and Mr. Abi Zeid will likely be able to exert significant influence over the outcome of all matters requiring stockholder approval, including the election of directors, amendment of our charter and approval of significant corporate transactions. Mr. Gorman and Mr. Abi Zeid may be in a position to prevent a change in control of EasyLink even if other stockholders holding a majority of the voting power of the shares not held by Mr. Gorman and Mr. Abi Zeid were in favor of the transaction. In addition, our charter contains provisions that could deter or make more expensive a takeover of EasyLink. These provisions include the ability to issue "blank check" preferred stock without stockholder approval

Our expansion into international markets is subject to significant risks and our losses may increase and our operating results may suffer if our revenues from international operations do not exceed the costs of those operations.

We intend to continue to expand into international markets and to expend significant financial and managerial resources to do so. We may not be able to compete effectively in international markets. If our revenues from international operations do not exceed the expense of establishing and maintaining these operations, our losses will increase and our operating results will suffer. We face significant risks inherent in conducting business internationally, such as:

-- uncertain demand in foreign markets for transaction delivery and transaction management services;

--   difficulties and costs of staffing and managing international operations;

--   differing technology standards;

-- difficulties in collecting accounts receivable and longer collection periods;

-- economic instability and fluctuations in currency exchange rates and imposition of currency exchange controls;

--   potentially adverse tax consequences;

-- regulatory limitations on the activities in which we can engage and foreign ownership limitations on our ability to hold an interest in entities through which we wish to conduct business;

-- political instability, unexpected changes in regulatory requirements, and reduced protection for intellectual property rights in some countries;

--   export restrictions;

--   terrorism; and

--   difficulties in enforcing contracts and potentially adverse consequences.

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

Moreover, the extent to which existing laws relating to issues such as property ownership, pornography, libel and personal privacy are applicable to the Internet is uncertain. We could face liability for defamation, copyright, patent or trademark infringement and other claims based on the content of messages transmitted over our system. We may also face liability for unsolicited commercial and other email and fax messages sent by users of our services. We do not and cannot screen all the content generated and received by users of our services or the recipients of messages delivered through our services. Some foreign governments, such as Germany, have enforced laws and regulations related to content distributed over the Internet that are more strict than those currently in place in the United States.

A majority of our services are currently classified by the FCC as "information services," and therefore are currently exempt from telecommunication services regulation. While the FCC has until now exercised forbearance in regulating IP communications, it has indicated that it might regulate certain IP communications as "telecommunications services" in the future. There can be no assurance that the FCC will not change its regulatory classification system and thereby subject us to unexpected and burdensome additional regulation. In addition, a variety of states regulate certain telecommunications services when provided on an intrastate basis.

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

The legal structure and scope of operations of our subsidiaries in some foreign countries may be subject to restrictions which could result in severe limits to our ability to conduct business in these countries. To the extent that we develop or offer messaging services in foreign countries, we will be subject to the laws and regulations of these countries. The laws and regulations relating to the Internet and telecommunications services in many countries are evolving and in many cases are unclear as to their application. For example, in India, the PRC and other countries we may be subject to licensing requirements with respect to the activities in which we propose to engage and we may also be subject to foreign ownership limitations or other approval requirements that preclude our ownership interests or limit our ownership interests to up to 49% of the entities through which we propose to conduct any regulated activities. If these limitations apply to our activities, including our activities conducted through our subsidiaries, our opportunities to generate revenue will be reduced, our ability to compete successfully in these markets will be adversely affected, our ability to raise capital in the private and public markets may be adversely affected and the value of our investments and acquisitions in these markets may decline. Moreover, to the extent we are limited in our ability to engage in certain activities or are required to contract for these services from a licensed or authorized third party, our costs of providing our services will increase and our ability to generate profits may be adversely affected.

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

The Company is involved in legal proceedings that may result in additional expenses or liability. See "Legal Proceedings" contained in Part I, Item 3 of our Form 10-K for the year ended December 31, 2003 and "Legal Proceedings" contained in Part II, Item 1 of this Form 10-Q. These proceedings include a broker's fee dispute in which the Company is appealing a $931,000 judgment imposed on it, a claim by a landlord for an unspecified amount of damages arising out of the termination of a lease and tax assessments relating to our discontinued India.com business in the amount of approximately $650,000. Although the Company intends to pursue its defense of these matters vigorously, no assurance can be given that the Company's efforts will be successful. To the extent that the Company is not successful in appealing the judgment or defending the claims, it will be required to pay the judgment in the broker's fee dispute or to pay any damages or tax assessments that may be found to apply in the lease termination dispute or the India tax proceedings. To date, the Company has funded $350,000 and by June 2004 the Company will have paid $400,000 into a trust account to secure the payment of the judgment relating to the broker fee if the judgment is upheld on appeal. Although we intend to defend vigorously these matters, we cannot assure you that our ultimate liability, if any, in connection with these matters will not have a material adverse effect on our results of operations, financial condition or cash flows.

A substantial amount of our common stock may come onto the market in the future, which could depress our stock price.

Sales of a substantial number of shares of our common stock in the public market could cause the market price of our Class A common stock to decline. As of April 30, 2004, we had an aggregate of 44,044,709 shares of Class A and Class B common stock outstanding. As of April 30, 2004, we had options to purchase approximately 5.0 million shares of Class A common stock outstanding. As of April 30, 2004, we had warrants to purchase 798,523 shares of Class A common stock outstanding. As of April 30, 2004, we had approximately 44,591 shares of Class A common stock issuable upon conversion of outstanding convertible notes and an indeterminate number of additional shares of Class A common stock issuable over three years in payment of interest on $370,714 principal amount of notes.

As of the date of this filing on Form 10-Q, substantially all of the shares of our outstanding Class A common stock and Class B common stock were freely tradable, in some cases subject to the volume and manner of sale limitations contained in Rule 144. We may issue large amounts of additional Class A common stock, which may also be sold and which could adversely affect the price of our stock. Approximately 22.5 million of our outstanding shares were issued in connection with the elimination of debt during the six months ended September 30, 2003. If the holders of these shares sell large numbers of shares, these holders could cause the price of our Class A common stock to fall.

As of the date of this filing on Form 10-Q, the holders of approximately 8.2 million shares of outstanding Class A common stock, the holders of 0.8 million shares of Class A common stock issuable upon exercise of our outstanding warrants and the holders of approximately 86,189 shares of Class A common stock issuable upon conversion of our outstanding senior convertible notes had the right, subject to various conditions, to require us to file registration statements covering their shares, or to include their shares in registration statements that we may file for ourselves or for other stockholders. By exercising their registration rights and selling a large number of shares, these holders could cause the price of the Class A common stock to fall. An undetermined number of these shares have been sold publicly pursuant to Rule 144.

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

On January 23, 2002, we effected a ten-for-one reverse stock split. Although our stock price exceeded the $1 minimum bid price requirement for a period of time after our reverse stock split, our stock price was also below $1.00 during the period from July 10, 2002 through July 26, 2002 and from July 30, 2002 through August 16, 2002 and from November 18, 2002 until July 11, 2003. Although the Company regained compliance with the minimum bid price requirement on August 4, 2003 after a hearing before a Nasdaq Listing Qualifications Panel, no assurance can be given that we will maintain compliance with the minimum bid price requirement. If we are unable to maintain compliance, we may be subject to delisting.

We had a total stockholders' equity in the amount of $5.7 million as of March 31, 2004. As a result, we are currently not in compliance with the $10 million minimum total stockholders' equity requirement. An alternative listing standard to the minimum total stockholders equity standard requires that we maintain a minimum market value of our publicly held shares of not less than $15 million. As of the filing of this Form 10-Q, we were in compliance with the $15 million minimum market value of publicly held shares alternative standard.

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

PART II OTHER INFORMATION

Item 1: Legal Proceedings

In connection with Company's appeal of a $931,000 judgment entered by the court in favor of a broker, the Court permitted the Company, in lieu of posting an appeal bond, to place $50,000 per month for eight months commencing November 7, 2003, for a total of $400,000, into a trust account to provide funds for the payment of the judgment if upheld on appeal. The broker appealed the Court's order permitting the Company to place funds in the trust account in lieu of posting an appeal bond. On April 14, 2004, the United States Court of Appeals for the Second Circuit denied the broker's motion.

In the lawsuit by DTC against the Company relating to the termination of a sublease, the Company filed an Answer and Counterclaim against DTC, seeking the return of all or a substantial portion of the proceeds of the Letter of Credit received by DTC. DTC has filed an answer to the Company's counterclaim. The Court entered a scheduling order on April 23, 2004 providing, among other things, for the completion of discovery by November 1, 2004.

See Part I, Item 3 Legal Proceedings contained in our Form 10-K filing for the year ended December 31, 2003 for a description of the foregoing legal proceedings and other matters.

Item 2: Changes in Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the three months ended March 31, 2004, the Company issued shares of Class A common stock as follows:

The Company issued 8,001 shares of Class A common stock valued at approximately $13,000 as payment for interest in lieu of cash. The issuance of the shares was made pursuant to the terms of the underlying notes on which the interest accrued and not at the election of the holders of the notes. The issuance of the notes and, therefore, the issuance of the shares in payment of interest were exempt from registration pursuant to the private placement exemption contained in
Section 4(2) of the Securities Act because the shares were issued in a transaction not involving a public offering to investors capable of evaluating the merits and risks of the investment and not in need of the protections afforded by registration under the Act.

The Company issued 99,500 shares of Class A common stock valued at approximately $149,000 to a former employee of the Company pursuant to the settlement of a commitment to the employee to issue such shares originally entered into in 2001. This issuance was not subject to the registration requirements of the Securities Act because the commitment to issue the shares was not voluntary and contributory on the part of employee and the issuance was also exempt from registration pursuant to the private placement exemption contained in Section 4(2) of the Securities Act.

The Company issued 75,592 shares of Class A common stock valued at approximately $119,000 in connection with matching contributions to its 401(k) plan. These issuances were not subject to the registration requirements of the Securities Act because the issuance of the shares was not voluntary and contributory on the part of employees.


Item 4: Submission of Matters to a Vote of Security Holders

         None

Item 6 Exhibits and Reports on Form 8-K

The following exhibits are filed as part of this report:


Exhibit 10.1 Amended and Restated Master Carrier Agreement between EasyLink Services Corporation and AT&T Corp. dated April 26, 2004 (including General Terms & Conditions) ("MCA").

Exhibit 10.2      AT&T Asynchronous Transfer Mode Service Order Attachment to
                  MCA**

Exhibit 10.3      AT&T Data Service Terms and Pricing Attachment to MCA**

Exhibit 31.1      Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive
                  Officer

Exhibit 31.2      Rule 13a-14(a)/15d-14(a) Certification of Chief Financial
                  Officer

Exhibit 32.1      Section 1350 Certification of the Chief Executive Officer

Exhibit 32.2      Section 1350 Certification of the Chief Financial Officer

** Confidential treatment has been requested for portions of this exhibit.

Reports on Form 8-K - EasyLink Services Corporation filed the following reports on Form 8-K during the three months ended March 31, 2004:

On February 12, 2004, the Company submitted a Form 8-K to furnish its fourth quarter and 2003 year end earnings announcement pursuant to Item 12 of Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereto duly authorized.

EasyLink Services Corporation

              /s/ MICHAEL  A. DOYLE
              --------------------------------------
              Michael A. Doyle
              Vice President and
              Chief Financial Officer

May 14, 2004

                                  Exhibit Index

Exhibit 10.1 Amended and Restated Master Carrier Agreement between EasyLink Services Corporation and AT&T Corp. dated April 26, 2004 (including General Terms & Conditions) ("MCA").

Exhibit 10.2      AT&T Asynchronous Transfer Mode Service Order Attachment to
                  MCA**

Exhibit 10.3      AT&T Data Service Terms and Pricing Attachment to MCA**

Exhibit 31.1      Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive
                  Officer

Exhibit 31.2      Rule 13a-14(a)/15d-14(a) Certification of Chief Financial
                  Officer

Exhibit 32.1      Section 1350 Certification of the Chief Executive Officer

Exhibit 32.2      Section 1350 Certification of the Chief Financial Officer

** Confidential treatment has been requested for portions of this exhibit.