Form 10-Q
period 2004-06-30
EASYLINK SERVICES CORP
filed 2004-08-16
CIK 1081661

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

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

Common stock outstanding at August 1, 2004: Class A common stock $0.01 par value 43,165,003 shares, and Class B common stock $0.01 par value 1,000,000 shares.

                          EASYLINK SERVICES CORPORATION
                                  JUNE 30, 2004
                                    FORM 10-Q
                                      INDEX


                                                                                                                   Page
                                                                                                                  Number
                                                                                                                  ------
PART I:     FINANCIAL INFORMATION

Item 1:     Condensed Consolidated Financial Statements:

            Condensed Consolidated Balance Sheets as of June 30,
            2004 (unaudited) and December 31, 2003................................................................  3

            Unaudited Condensed Consolidated Statements of Operations for the
            three months ended June 30, 2004 and 2003.............................................................  4

            Unaudited Condensed Consolidated Statements of Operations for the
            six months ended June 30, 2004 and 2003...............................................................  5

            Unaudited Condensed Consolidated Statements of Cash Flows for the
            six months ended June 30, 2004 and 2003...............................................................  6

            Notes to Unaudited Interim Condensed Consolidated Financial Statements................................  8

Item 2:     Management's Discussion and Analysis of Financial Condition and Results of Operations................. 13

Item 3:     Qualitative and Quantitative Disclosure about Market Risk............................................. 17

Item 4:     Controls and Procedures............................................................................... 29

PART II:    OTHER INFORMATION

Item 1:     Legal Proceedings..................................................................................... 29

Item 2:     Changes in Securities and Use of Proceeds............................................................. 30

Item 4:     Submission of Matters to a Vote of Security Holders................................................... 30

Item 5:     Other Information..................................................................................... 31

Item 6:     Exhibits and Reports on Form 8-K...................................................................... 31

Signatures........................................................................................................ 32

ITEM 1 CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          Easylink Services Corporation
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

                                                                                                      June 30     December 31
                                                                                                       2004          2003
                                                                                                       ----          ----
                                                                                                    (Unaudited)
                                          ASSETS
Current assets:
Cash and cash equivalents........................................................................     $5,761       $6,623
Accounts receivable, net of allowance for doubtful accounts of
$4,176 and $4,824 as of June 30, 2004 and December 31, 2003, respectively........................     10,949       11,430
Assets held for sale.............................................................................        807           --
Prepaid expenses and other current assets........................................................      2,243        1,760
                                                                                                       -----        -----

Total current assets.............................................................................     19,760       19,813
                                                                                                      ------       ------

Property and equipment, net......................................................................      8,482       10,641
Goodwill, net....................................................................................      6,266        6,266
Other intangible assets, net.....................................................................     10,275       11,629
Other assets.....................................................................................      1,255        1,062
                                                                                                       -----        -----

Total assets.....................................................................................    $46,038      $49,411
                                                                                                     =======      =======

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable.................................................................................     $7,898       $9,082
Accrued expenses.................................................................................     12,690       14,336
Restructuring reserves payable...................................................................      1,433        1,894
Current portion of notes payable.................................................................      4,406        2,957
Current portion of capitalized interest on notes payable.........................................        917        1,040
Current portion of capital lease.................................................................        523           89
Other current liabilities........................................................................      1,047        1,349
Net liabilities of discontinued operations.......................................................        528          828
                                                                                                         ---          ---

Total current liabilities........................................................................     29,442       31,575
                                                                                                      ------       ------

Notes payable, less current portion..............................................................      7,780       10,511
Capitalized interest on notes payable, less current portion......................................        563          956
Other long term liabilities......................................................................      1,173        1,957
                                                                                                       -----        -----

Total liabilities................................................................................     38,958       44,999
                                                                                                      ------       ------
Stockholders' equity:
Common stock, $0.01 par value; 510,000,000 shares authorized at June 30, 2004 and December 31, 2003, respectively:

   Class A--500,000,000 shares authorized at June 30, 2004 and December 31, 2003;
      43,136,801 and 42,821,500 shares issued and outstanding at June 30,
      2004 and December 31, 2003, respectively...................................................         431          428
   Class B--10,000,000 shares authorized at June 30, 2004 and December 31, 2003;
      1,000,000 issued and outstanding at June 30, 2004 and December 31, 2003....................         10           10
Additional paid-in capital.......................................................................    553,235      552,589
Accumulated other comprehensive loss.............................................................       (409)        (272)
Accumulated deficit..............................................................................   (546,187)    (548,343)
                                                                                                    ---------    ---------

Total stockholders' equity.......................................................................      7,080        4,412
                                                                                                       -----        -----

Total liabilities and stockholders' equity.......................................................    $46,038      $49,411
                                                                                                     =======      =======

           See accompanying notes to unaudited condensed consolidated financial statements.

                          EasyLink Services Corporation
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)
                                   (unaudited)

                                                                                          Three Months Ended June 30,
                                                                                          ---------------------------
                                                                                              2004             2003
                                                                                              ----             ----

Revenues............................................................................        $24,053          $25,802

Cost of revenues....................................................................          9,764           13,361
                                                                                              -----           ------

Gross profit........................................................................         14,289           12,441
                                                                                             ------           ------

Sales and marketing.................................................................          4,749            4,288
General and administrative..........................................................          5,681            6,275
Product development.................................................................          1,648            1,707
Amortization of intangible assets...................................................            517              517
                                                                                           --------         --------
                                                                                             12,595           12,787
                                                                                             ------           ------

Income (loss) from operations.......................................................          1,694             (346)
                                                                                            -------             -----

Other income (expense), net:
Interest income.....................................................................              8                6
Interest expense....................................................................           (121)            (343)
Gain on debt restructurings and settlements.........................................           ----           47,026
Other, net..........................................................................           (117)              33
                                                                                          ----------           -----

Total other income (expense), net...................................................           (230)          46,722
                                                                                          ----------          ------

Income before income taxes..........................................................          1,464           46,376

Provision for Federal and state income taxes........................................            170             ----
                                                                                         ----------           ------

Net income .........................................................................        $ 1,294          $46,376
                                                                                            =======          =======

Basic and diluted net income per share .............................................         $ 0.03            $1.28
                                                                                             ======            =====

Weighted-average basic shares outstanding...........................................     44,063,679       36,126,806
                                                                                         ==========       ==========

Weighted-average diluted shares outstanding.........................................     45,098,034       36,126,806
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

                          EasyLink Services Corporation
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)
                                   (unaudited)

                                                                                            Six Months Ended June 30,
                                                                                            -------------------------
                                                                                              2004             2003
                                                                                              ----             ----
Revenues............................................................................        $48,390          $51,544

Cost of revenues....................................................................         20,090           27,068
                                                                                             ------           ------

Gross profit........................................................................         28,300           24,476
                                                                                             ------           ------

Sales and marketing.................................................................          9,280            9,671
General and administrative..........................................................         12,064           13,015
Product development.................................................................          3,358            3,663
Amortization of intangible assets...................................................          1,033            1,033
                                                                                            -------            -----
                                                                                             25,735           27,382
                                                                                             ------           ------

Income (loss) from operations.......................................................          2,565           (2,906)
                                                                                            -------           -------

Other income (expense), net:
Interest income.....................................................................             18               25
Interest expense....................................................................           (251)          (1,098)
Gain on debt restructurings and settlements.........................................           ----           53,666
Other, net..........................................................................             16              (10)
                                                                                           --------           -------

Total other income (expense), net...................................................           (217)          52,583
                                                                                               -----          ------

Income before income taxes..........................................................          2,348           49,677

Provision for Federal and state income taxes........................................            200             ----
                                                                                          ---------           ------

Net income .........................................................................        $ 2,148          $49,677
                                                                                            =======          =======

Basic and diluted net income per share .............................................      $    0.05        $    1.85
                                                                                          =========        =========

Weighted-average basic shares outstanding...........................................     43,963,203       26,899,659
                                                                                         ==========       ==========

Weighted-average diluted shares outstanding.........................................     44,603,688       26,899,659
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

                          EasyLink Services Corporation
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                                                                    Six Months Ended June 30,
                                                                                                    -------------------------
                                                                                                       2004           2003
                                                                                                       ----           ----
Cash flows from operating activities:
Net income....................................................................................       $2,148        $49,677
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization.................................................................        2,917          4,683
Amortization of intangible assets.............................................................        1,355          1,564
Provision for doubtful accounts...............................................................          278            106
Gain on debt restructuring and settlements....................................................           --        (53,666)
Non-cash interest.............................................................................           26            120
Issuance of shares to employee benefit plans..................................................          246            232
Other.........................................................................................          166            159
Changes in operating assets and liabilities:
   Accounts receivable, net...................................................................          203           (519)
   Prepaid expenses and other current assets..................................................         (483)            65
   Other assets...............................................................................            2            178
   Accounts payable, accrued expenses and other current liabilities...........................       (4,314)          (318)
                                                                                                      -----           -----
Net cash provided by operating activities.....................................................        2,544          2,281
                                                                                                      -----          -----

Cash flows used in investing activities:
Purchases of property and equipment, including capitalized software...........................       (1,085)        (3,479)
                                                                                                     -------        -------
Net cash used in investing activities.........................................................       (1,085)        (3,479)
                                                                                                     -------        -------

Cash flows used in financing activities:
Payments under capital lease obligations......................................................         (109)          (229)
Payments of capitalized interest..............................................................         (516)            --
Payments of notes payable.....................................................................       (1,289)        (3,308)
Proceeds from exercise of employee stock options..............................................           24             --
Proceeds from issuance of Class A common stock................................................           --          1,000
                                                                                                 -----------         -----
Net cash used in financing activities.........................................................       (1,890)        (2,537)
                                                                                                     -------      ---------

Effect of foreign exchange rate changes on cash and cash equivalents..........................         (131)            78
                                                                                                    --------          ----

Net decrease in cash and cash equivalents.....................................................         (562)        (3,657)

Cash used in discontinued operations..........................................................         (300)            --

Cash and cash equivalents at beginning of the period..........................................        6,623          9,554
                                                                                                      -----          -----

Cash and cash equivalents at the end of the period............................................       $5,761         $5,897
                                                                                                     ======         ======

Supplemental disclosure of non-cash information:

During the six months ended June 30, 2004 and 2003, the Company paid approximately $307,223 and $35,000, respectively, for interest.

During the six months ended June 30, 2004, the Company issued shares of Class A common stock as follows:

           The Company issued 19,058 shares of Class A common stock valued at approximately $26,000 as payment for interest in lieu of cash.

           The Company issued 161,243 shares of Class A common stock valued at approximately $246,000 in connection with matching contributions to its 401(k) plan.

           The Company issued 99,500 shares of Class A common stock valued at approximately $149,000 to a former employee of the Company pursuant to the settlement of a commitment to the employee to issue such shares originally entered into in 2001.

           The Company issued 35,500 shares of Class A Common Stock valued at approximately $24,000 in connection with the exercise of employee stock options.

During the six months ended June 30, 2003, the Company issued shares of Class A common stock as follows:

           The Company issued 261,178 shares of Class A common stock valued at approximately $151,000 as payment for interest in lieu of cash. (See
           Note 2).

           The Company issued 381,696 shares of Class A common stock valued at approximately $232,000 in connection with matching contributions to its 401(k) plan.

           The Company issued 23,405,037 shares of Class A common stock valued at approximately $12.7 million in connection with the cancellation of debt. (See Note 2).





           See accompanying notes to unaudited condensed consolidated financial statements.

                          EASYLINK SERVICES CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

(a)  Summary of Operations

The Company offers a broad range of information exchange services to businesses and service providers, including Transaction Management Services consisting of integrated desktop messaging services and document capture and management services such as fax to database, fax to data and data conversion services; Transaction Delivery Services consisting of electronic data interchange or "EDI," and production messaging services utilizing email, fax and telex: and, through July 31, 2004, services that protect corporate e-mail systems such as virus protection, spam control and content filtering services (the Mailwatch service line).

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

(b) Unaudited Interim Condensed Consolidated Financial Information

The accompanying interim condensed consolidated financial statements as of June 30, 2004 and for the three and six months ended June 30, 2004 and 2003 have been prepared by the Company and are unaudited. In the opinion of management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the consolidated financial position of EasyLink Services as of June 30, 2004 and the consolidated results of operations and cash flows for the interim periods ended June 30, 2004 and 2003. The results of operations for any interim period are not necessarily indicative of the results of operations for any other future interim period or for a full fiscal year. The condensed consolidated balance sheet at December 31, 2003 has been derived from audited consolidated financial statements at that date.

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

The net liabilities of WORLD.com, a wholly owned subsidiary, and its majority owned subsidiaries, are reported as discontinued operations in the consolidated balance sheets as of June 30, 2004 and December 31, 2003 as a result of the sale or discontinuance of the operations of this business in 2001.

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

(e) Revenue Recognition

The Company's services include Transaction Management Services consisting of integrated desktop messaging services and document capture and management services such as fax to database, fax to data and data conversion services; Transaction Delivery Services consisting of electronic data interchange or "EDI," and production messaging services utilizing email, fax and telex; and, through July 31, 2004, services that protect corporate e-mail systems such as virus protection, spam control and content filtering services (the Mailwatch service line). The Company derives revenues from monthly fees and usage-based charges for its transaction delivery and management services; from monthly per-user or per-message fees for its virus protection, spam control and content filtering services, and from license fees. Revenue from services is recognized as the services are performed. Facsimile license revenue is recognized over the average estimated customer life of 3 years.

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

(f) Financial Instruments and Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash, cash equivalents, restricted investments, accounts receivable, notes payable and convertible notes payable. At June 30, 2004 and December 31, 2003, the fair value of cash, cash equivalents, restricted investments and accounts receivable approximated their financial statement carrying amount because of the short-term maturity of these instruments. The recorded values of notes payable and convertible notes payable approximate their fair values, as interest approximates market rates with the exception of the Convertible Subordinated Notes payable with a carrying value of $1.4 million at June 30, 2004 and December 31, 2003. However, as these notes are payable in February 2005, management estimates that their fair value approximates their carrying value.

Credit is extended to customers based on the evaluation of their financial condition and collateral is not required. The Company performs ongoing credit assessments of its customers and maintains an allowance for doubtful accounts. No single customer exceeded 10% of either total revenues or accounts receivable as of and for the three and six months periods ended June 30, 2004 and 2003. Revenues from the Company's five largest customers accounted for an aggregate 12% and 8% of the Company's total revenues for the six months ended June 30, 2004 and 2003, respectively.

(g) Basic and Diluted Net Income Per Share

Net income per share is presented in accordance with the provisions of SFAS No. 128, "Earnings Per Share", and the Securities and Exchange Commission Staff Accounting Bulletin No. 98. Under SFAS No. 128, basic Earnings per Share ("EPS") excludes dilution for common stock equivalents and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. Although diluted net income per share for the three and six months ended June 30, 2004 is equal to basic net income per share, the amounts for the three month and six month periods include the effect of employee options to purchase 3.5 million shares of common stock. Diluted net income per share for the three months ended June 30, 2003 is equal to basic net income per share since all common stock equivalents are anti-dilutive for that period.

(h) Stock-Based Compensation Plans

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

($in thousands, except per share amounts)                         For the three months                     For the six months
                                                                     ended June 30,                          ended June 30,
                                                                     --------------                          --------------
                                                                    2004         2003                     2004           2003
                                                                    ----         ----                     ----           ----
Net income as reported.................................           $1,294       $46,375                  $2,148         $49,677
Deduct: total stock based employee compensation
determined under the fair value method for all
awards, net of tax.....................................             (667)       (2,407)                 (2,437)         (5,553)
                                                                    -----       -------                 -------         -------

Pro forma net income (loss)............................             $627       $43,968                   $(289)        $44,124
                                                                    ====       =======                   ======        =======

Basic net income (loss) per share:
As reported............................................             $0.03        $1.28                    $0.05         $1.85
Deduct: total stock based employee compensation
determined under the fair value method for all
awards, net of tax.....................................            $(0.02)       (0.06)                  $(0.06)        (0.21)
                                                                    ------       ------                   ------        ------

Pro forma..............................................             $0.01        $1.22                   $(0.01)        $1.64
                                                                    =====        =====                   =======        =====

Diluted net income (loss) per share:
As reported............................................             $0.03        $1.28                    $0.05         $1.85
Deduct: total stock based employee compensation
determined under the fair value method for all
awards, net of tax.....................................            $(0.01)       (0.06)                  $(0.05)        (0.21)
                                                                    ------       ------                  -------        ------

Pro forma .............................................             $0.02        $1.22                    $0.00         $1.64
                                                                    =====        =====                    =====         =====


The resulting effect on the pro forma net income (loss) disclosed for the three and six month periods ended June 30, 2004 and 2003 is not likely to be representative of the effects on the net income (loss) on a pro forma basis in future years, because the pro forma results include only the impact of grants issued to date and related vesting, while subsequent years will include additional grants and vesting. For purposes of pro-forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period.

(i) Recent Accounting Pronouncements

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

During the quarter ended June 30, 2003, the Company entered into separate transactions with debt holders eliminating $54.7 million in indebtedness including $19.8 million of 7% Convertible Subordinated Notes, due February 2005, $28.5 million of 10% Senior Convertible Notes, due January 2006, $2.7 million note payable to the former shareholder of STI (who is an officer and director of the Company), $3.3 million of 12% Restructure Notes due in 13 quarterly payments beginning June 2003 and $0.5 million in other indebtedness. The Company also entered into agreements to repay an outstanding note in the principal amount of $115,000 and accrued interest obligations in the aggregate amount of $959,000 over the next three years, this accrued interest includes $284,000 due to George Abi Zied, a director and officer of the Company and the former sole shareholder of STI. In addition, after eliminating $5.8 million of previously capitalized interest, $2.4 million of accrued interest, and $0.2 million of debt issuance costs on the eliminated notes, these transactions resulted in a gain of $47.0 million. Also the transaction relating to the previous $115,000 note and $959,000 of accrued interest have been accounted for in accordance with Financial Accounting Standards Board Statement No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings."

Notes payable and capitalized interest on notes payable include the following, in thousands:

                                                                   June 30, 2004                            December 31, 2003
                                                                   -------------                            -----------------
                                                             Capitalized                               Capitalized
                                                              Interest         Principal                Interest       Principal
                                                              --------         ---------                --------       ---------
2000 7% Convertible Subordinated Notes due
          February 2005                                          $--           $1,425                      $--          $1,425
2001 12% Restructure note: as amended and
          restated effective September 2003                    1,409            9,520                    1,884          10,504
2001 12% Note payable to former shareholder of
          STI                                                     --               --                        3             118
2001 12% Restructure notes due in 13 quarterly
          payments beginning June 2003                            71              823                      109           1,025
2001 Restructuring balloon payments due October 2004              --              418                       --             396
                                                              ------            -----                   ------           -----

Total notes payable and capitalized interest                   1,480           12,186                    1,996          13,468

  Less current portion                                           917            4,406                    1,040           2,957
                                                                ----            -----                    -----           -----

Non current portion                                              $563          $7,780                     $956         $10,511
                                                                 ====          ======                     ====         =======

(3) INCOME TAXES

The Company recorded a provision for Federal and state income taxes in the three and six months ended June 30, 2004 based on its anticipated effective tax rates for the full year 2004. The effective rate varies from standard tax rates primarily due to the utilization of available net operating loss carry forwards for Federal and certain state income tax purposes.

The availability of the Company's existing net operating loss carryforwards to offset income in the current periods and in the future has been determined to be significantly limited. As a result of numerous historical equity transactions, the Company has experienced "ownership changes" as defined by Section 382 of the Internal Revenue Code of 1986, as amended (the "Code") and, accordingly, the utilization of net operating loss carryforwards is limited under the change in stock ownership rules of the Code.

The elimination of outstanding debt in the six months ended June 30, 2003 will result in substantial income from cancellation of debt for income tax purposes. The Company intends to minimize its income tax payable as a result of the restructuring by, among other things, offsetting the income with its historical net operating losses and otherwise reducing the income in accordance with applicable income tax rules. As a result, the Company does not expect to incur any material current income tax liability from the elimination of this debt. However, the relevant tax authorities may challenge the Company's income tax positions.

(4)      COMMITMENTS AND CONTINGENCIES

Master Carrier Agreement

In April 2004, the Company entered into a Data Service Terms and Pricing attachment ("MCA Attachment") to its Master Carrier Agreement with AT & T for the purchase of private line and satellite services. Under the MCA Attachment, the term is for a minimum of 18 months with an option by the Company to extend the term for an additional 12 months. Under the MCA Attachment, the Company has a minimum purchase commitment for services equal to $3.6 million during the initial 18 month period. Similar to the original agreement, if the Company terminates the MCA Attachment prior to the end of the term or AT&T terminates the services for the Company's breach, the Company must pay to AT&T a termination charge equal to 50% of the unsatisfied minimum purchase commitment for the remaining portion of the term.

(5)      SUBSEQUENT EVENT

On July 31, 2004, the Company sold its MailWatch service line to Infocrossing, Inc. for a total of $5.0 million, including $3.5 million in cash and 123,193 shares of Infocrossing's common stock valued at approximately $1.5 million. The sale will result in a gain, net of taxes, of approximately $ 2.6 million. In connection with the Company's decision to sell the Mailwatch service line, the book value of related equipment and capitalized software is reflected as assets held for sale in the June 30, 2004 balance sheet.

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

OVERVIEW

We are a provider of services that facilitate the electronic exchange of information between enterprises, their trading communities and their customers. On an average business day, we handle approximately one million transactions that are integral to the movement of money, materials, products and people in the global economy such as insurance claims, trade and travel confirmations, purchase orders, invoices, shipping notices and funds transfers, among many others. We offer a broad range of information exchange services to businesses and service providers, including Transaction Management Services consisting of integrated desktop messaging services and document capture and management services such as fax to database, fax to data and data conversion services; Transaction Delivery Services consisting of electronic data interchange or "EDI," and production messaging services utilizing email, fax and telex; and, through July 31, 2004, services that protect corporate e-mail systems such as virus protection, spam control and content filtering services (the Mailwatch service line).

REVENUES

For the six months ended June 30, 2004, revenues were $48.4 million in comparison to revenues of $51.5 million for the six months ended June 30, 2003. The decline in revenue primarily occurred in our production messaging services as a result of lower volumes, negotiated customer price reductions at the time of service contract renewals and the loss of certain customers. These services have been impacted by continuing pricing pressures in the telecommunications market and by technological factors that replace or reduce the deployment of such services by our customers. We have offset, and we intend to continue to offset, this revenue erosion by expanding the use of our services within our large base of existing customers, by selling our services to new customers and by offering new transaction management services including Document Capture and Management services. However, the declines may continue.

Our revenues by quarter for 2004 year-to-date and 2003 were as follows (in thousands):

                                                          2nd Qtr     1st Qtr     4th Qtr      3rd Qtr    2nd Qtr     1st Qtr
                                                           2004        2004        2003         2003       2003        2003
                                                           ----        ----        ----         ----       ----        ----
Transaction Management Services                          $ 3,077    $ 2,771      $ 2,467     $ 2,119     $ 1,969      $ 1,778
Transaction Delivery Services                             19,948     20,552       21,219      21,674      22,555       22,897
MailWatch                                                  1,028      1,014        1,052       1,272       1,278        1,067
                                                         -------    -------      -------     -------     -------      -------
                                                         $24,053    $24,337      $24,738     $25,065     $25,802      $25,742
                                                         =======    =======      =======     =======     =======      =======

OPERATING RESULTS

Our operating results have improved in the six months ended June 30, 2004 even though revenues declined in comparison to the same period in 2003. Our income from operations amounted to $2.6 million in 2004 in comparison to a loss from operations of $2.9 million in the 2003 period. The improved operations were as a result of reduced costs of revenues, in total and as a percentage of revenues, and, to a lesser extent, as a result of reduced operating expenses in all categories. Net income for the six months ended June 30, 2004 was $2.1 million as compared to net income for the six months ended June 30, 2003 of $49.7 million. However, the results for 2003 included a gain on debt restructuring and settlements of $53.7 million.

CRITICAL ACCOUNTING POLICIES

In response to the Securities & Exchange Commission's (SEC) Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," we have identified the most critical accounting principles upon which our financial status depends. Critical principles were determined by considering accounting policies that involve the most complex or subjective decisions or assessments. The most critical accounting policies were identified to be those related to revenue recognition, accounts receivable, impairment of long-lived assets, contingencies and litigation and restructuring activities. Refer to the Company's Form 10K for the year ended December 31, 2003 as filed with the SEC on March 30, 2004 for a description of these critical accounting policies.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003

Revenues

Revenues for the three months ended June 30, 2004 were $24.1 million, as compared to $25.8 million for the comparable period in 2003. The decrease of $1.7 million was due primarily to reduced revenues in our production messaging services, which include fax, telex and email services, as a result of lower volumes, negotiated individual customer price reductions at the time of service contract renewals and loss of certain customers. Revenues in the 2004 and 2003 quarters consist almost entirely of revenues from providing information exchange services to businesses and are derived from electronic data interchange services or "EDI"; production messaging services; integrated desktop messaging services; document capture and management services (in 2004 only); and other services.

Cost of Revenues

Cost of revenues for the three months ended June 30, 2004 decreased to $9.8 million as compared to $13.4 million for the comparable period in 2003 and, as a percentage of revenues, these costs decreased to 40.6% in the 2004 quarter as compared to 51.8% of revenues in the comparable 2003 quarter. The decrease in costs as a percentage of revenue reflects a 3.1% decrease related to depreciation charges and a total of 8.1% related to all other costs, primarily in variable telecommunications charges and fixed network facilities as a result of our cost reduction and network efficiency efforts. We anticipate that the cost of revenues will approximate the current quarter's level throughout the balance of 2004.

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

Sales and Marketing Expenses

Sales and marketing expenses were $4.7 million and $4.3 million for the three months ended June 30, 2004 and 2003, respectively. Included in this category are costs related to salaries and commissions for sales, marketing, and business development personnel. Also included are costs for promotional programs, trade shows and marketing materials. The higher costs in the 2004 quarter were the result of renewed spending for additional sales staff and marketing programs in the current period. We anticipate that sales and marketing expenses will further increase in subsequent quarters in 2004.

General and Administrative Expenses

General and administrative expenses were $5.7 million during the three months ended June 30, 2004 as compared to $6.3 million during the comparable period of 2003. The decrease in these costs is the net impact of various cost components with the most significant being a $279,000 decrease in bad debt expense as a result of improved collection of customer receivables and a $258,000 decrease in customer billing costs. While certain of these costs will vary from period to period, we anticipate general and administrative expenses in the remaining quarters of 2004 to be comparable to the second quarter 2004 amount.

Product Development Expenses

Product development costs, which consist primarily of personnel and consultants' time and expense to research, conceptualize, and test product launches and enhancements to our products, were relatively comparable in the three months ended June 30, 2004 and 2003, amounting to $1.6 million and $1.7 million respectively. We anticipate spending for product development to remain at these levels in subsequent periods of 2004.

Other Income (Expense), Net

Interest expense: Interest expense was $121,000 for the three months ended June 30, 2004 as compared to $339,000 for the same period in 2003. The decrease was due to the elimination of indebtedness as a result of the debt restructuring and settlements completed during the 2003 period.

Gain on debt restructuring and settlements: In the three months ended June 30, 2003, we eliminated $54.7 million of indebtedness in exchange for the payment of $2.3 million in cash and the issuance of 22.3 million shares of Class A common stock valued at $12.1 million pursuant to our announced efforts to eliminate substantially all of our outstanding indebtedness. After reversing $5.8 million of previously capitalized interest and $2.2 million of accrued interest net of debt issuance costs, we recorded a gain of $47.0 million on these transactions.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

Revenues

Revenues for the six months ended June 30, 2004 were $48.4 million, as compared to $51.5 million for the comparable period in 2003. The decrease of $3.1 million was due primarily to reduced revenues in our production messaging services, which include fax, telex and email services, as a result of lower volumes, negotiated individual customer price reductions at the time of service contract renewals and loss of certain customers. Revenues in the 2004 and 2003 periods consist almost entirely of revenues from providing information exchange services to businesses and are derived from electronic data interchange services or "EDI;" production messaging services; integrated desktop messaging services; document capture and management services( in 2004 only) and other services.

Cost of Revenues

Cost of revenues for the six months ended June 30, 2004 decreased to $20.1 million as compared to $27.1 million for the comparable period in 2003 and, as a percentage of revenues, these costs decreased to 41.6% in the 2004 period as compared to 52.5% of revenues in the comparable 2003 period. The decrease in costs as a percentage of revenue reflects a 3.1% decrease related to depreciation charges and a total of 7.9% related to all other costs, primarily in variable telecommunications charges and fixed network facilities as a result of our cost reduction and network efficiency efforts.

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

Sales and Marketing Expenses

Sales and marketing expenses were $9.3 million and $9.7 million for the six months ended June 30, 2004 and 2003, respectively. Included in this category are costs related to salaries and commissions for sales, marketing, and business development personnel. Also included are costs for promotional programs, trade shows and marketing materials. The lower costs in the 2004 period were the result of reduced staffing but we anticipate that sales and marketing expenses will increase in the remainder of 2004.

General and Administrative Expenses

General and administrative expenses were $12.1 million during the six months ended June 30, 2004 as compared to $13.0 million during the comparable period of 2003. The decrease in these costs is the net impact of various cost components including $277,000 in reduced office facilities expense as a result of the restructuring activities completed in 2003 and $425,000 in reduced customer billing costs.

Product Development Expenses

Product development costs, which consist primarily of personnel and consultants' time and expense to research, conceptualize, and test product launches and enhancements to our products, were $3.4 million for the six months ended June 30, 2004 as compared to $3.7 million in comparable period of 2003. The net decrease in costs results mainly from lower salary and related expenses attributable to fewer employees.

Other Income (Expense), Net

Interest expense: Interest expense was $251,000 for the six months ended June 30, 2004 as compared to $1.1 million for the same period in 2003. The decrease was due to the elimination of indebtedness as a result of the debt restructuring and settlements completed during 2003.

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

Liquidity and Capital Resources

Net cash provided by operating activities was $2.5 million for the six months ended June 30, 2004 in comparison to $2.3 million in cash provided from operating activities for the same period in 2003.

Net cash used in investing activities, consisting entirely of purchases of property and equipment, amounted to $1.1 million and $3.5 million for the six months ended June 30, 2004 and 2003, respectively. The higher expenditures in the 2003 period included $1.9 million related to the consolidation of our New Jersey office facilities into a single location.

Net cash used in financing activities was $1.9 million and $2.5 million for the six months ended June 30, 2004 and 2003, respectively. In 2004 these activities were comprised of payments of debt principal and interest and payments under capital lease obligations as compared to $3.5 million in debt service and capital lease payments in 2003 net of the proceeds of $1.0 million from the issuance of 1.9 million shares of class A common stock in a private placement.

At June 30, 2004, we had $5.8 million of cash and cash equivalents which represents a decrease of $862,000 from December 31, 2003. The reduction reflects a $562,000 net decrease from continuing operations, including cash provided from operations net of equipment purchases of $1.1 million described above and $1.9 million of debt service included in financing activities. The balance of the decrease represents cash used in discontinued operations of $300,000 to fund the escrow requirement of $50,000 per month in connection with our appeal of a previous $931,000 judgment against the Company.

At June 30, 2004 we had a working capital deficit of $9.7 million which is $2.1 million less than the deficit of $11.8 million at December 31, 2003 and $9.9 million less than the deficit of $19.6 million at December 31, 2002. We intend to continue our efforts to reduce the working capital deficit through payment of liabilities with funds generated from operations; through reductions in certain liabilities by agreeing to settlements and delayed payment arrangements with vendors and payees; by refinancing our debt obligations to defer payments of principal, if possible: and by raising funds through the sale of certain assets.

Subsequent to June 30, 2004, we completed the sale of our MailWatch service line for $3,500,000 in cash and stock valued at approximately $1,500,000. Income taxes payable on the sale are estimated at approximately $1.6 million and cash flow from operations will be reduced in future periods as a result of the lost MailWatch revenues.

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

Market Risk - Our accounts receivable are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. As a result we do not anticipate any material losses in excess of the allowance for doubtful accounts.

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

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

WE HAVE ONLY A LIMITED OPERATING HISTORY AND SOME OF OUR SERVICES ARE IN A NEW AND UNPROVEN INDUSTRY.

We have only a limited operating history upon which you can evaluate our business and our prospects. EasyLink was incorporated under the name Globecomm, Inc. in 1994 in the State of Delaware. We launched our business by offering a commercial email service in November 1996 under the name iName. We changed our company name to Mail.com, Inc. in January 1999. In February 2000, we acquired NetMoves Corporation, a provider of a variety of transaction delivery services to businesses. In March 2000, we formed WORLD.com to develop and operate our domain name properties as independent Web sites. In the fourth quarter of 2000, we announced our intention to focus exclusively on the business market and to sell all assets not related to this business. In February 2001, we acquired Swift Telecommunications, Inc., which had contemporaneously acquired the EasyLink Services business from AT&T Corp. The EasyLink Services business is a provider of transaction delivery services such as electronic data interchange or EDI and production messaging services. Swift was a provider of production messaging services, principally telex services. On March 30, 2001, we announced that we had sold our advertising network business to Net2Phone, Inc., and on May 3, 2001 our Asia.com, Inc. subsidiary completed the sale of its business. In October 2001, we sold a subsidiary of India.com, Inc. and have since ceased the conduct of the portal operations of India.com, Inc. In January 2002, we announced our strategy to expand our position in the transaction delivery segment of the electronic commerce market and to begin to offer to our large customer base related transaction management services that automate more components of our customers' business processes. In 2002, we commercially introduced our Document Capture and Management Services which began to generate revenues in 2003. Our success will depend in part upon our ability to maintain or expand our sales of transaction delivery services , our ability to successfully develop transaction management services, the development of a viable market for fee-based transaction management services on an outsourced basis and our ability to compete successfully in those markets. For the reasons discussed in more detail below, there are substantial obstacles to our achieving and sustaining profitability.

WE HAVE INCURRED LOSSES FROM OPERATIONS SINCE INCEPTION.

We have not achieved income from operations in any fiscal year, and we may not be able to achieve or sustain profitability. We incurred a net loss of $85.8 million for the year ended December 31, 2002. We had net income of $50.9 million for the year ended December 31, 2003; however, the net income for 2003 included $54.1 million of gains on debt restructuring and settlements. We had an accumulated deficit of $546.2 million as of June 30, 2004. We intend to upgrade and enhance our technology and networks, continue our international expansion, increase our sales and marketing expenditures and improve and expand our management information and other internal systems. We intend to continue to make strategic acquisitions and investments where resources permit, which may result in significant amortization of intangibles and other expenses or a later impairment charge arising out of the write-off of goodwill booked as a result of such acquisitions or investments. We intend to make these expenditures in anticipation of higher revenues, but there will be a delay in realizing higher revenues even if we are successful. We have experienced declining revenues in each of the years ended December 31, 2003 and 2002 as compared to the prior year. See Part II, Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Form 10-K for the year ended December 31, 2003. No assurance can be given that we will be able to offset or otherwise reduce all or any of the cancellation of debt income resulting from the elimination of debt pursuant to our debt restructuring. If we do not succeed in substantially increasing our revenues, our losses may recur.

WE MAY NEED TO RAISE CAPITAL IN THE FUTURE TO INVEST IN THE GROWTH OF OUR BUSINESS AND TO FUND NECESSARY EXPENDITURES.

We may need to raise additional capital in the future. See Part II. Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources contained in our Form 10-K filed March 30, 2004. At June 30, 2004, we had $5.8 million of cash and cash equivalents. Our principal fixed commitments consist of subordinated convertible notes, senior convertible notes, notes payable, obligations under capital leases, obligations under office space leases, accounts payable and other current obligations, commitments for capital expenditures and commitments for telecommunications services. For each of the four years ended December 31, 2003, 2002, 2001 and 2000, we received a report from our independent accountants containing an explanatory paragraph stating that we suffered recurring losses from operations since inception and have a working capital deficiency that raise substantial doubt about our ability to continue as a going concern. We may need additional financing to invest in the growth of our business and to pay other obligations, and the availability of such financing when needed, on terms acceptable to us, or at all, is uncertain. See "Risk Factors - We have incurred significant indebtedness for money borrowed, and we may be unable to pay debt service on this indebtedness." If we are unable to raise additional financing, generate sufficient cash flow, or restructure our debt obligations before they become due and payable, we may be unable to continue as a going concern.

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

WE HAVE INCURRED SIGNIFICANT INDEBTEDNESS FOR MONEY BORROWED, AND WE MAY BE UNABLE TO PAY DEBT SERVICE ON THIS INDEBTEDNESS.

As of June 30, 2004, we had outstanding $1.4 million in subordinated convertible notes due in 2005; $10.8 million in principal amount of notes and other obligations due in installments through June, 2006; obligations under office space leases; and commitments for telecommunications services. We currently have $5.8 million in principal and interest payments due during the twelve month period after June 30, 2004. We had an operating loss and negative cash flow for each of the years ended December 31, 2003 and 2002. In addition, we have a substantial amount of outstanding accounts payable and other obligations. Accordingly, cash generated by our operations would have been insufficient to pay the amount of principal and interest payable annually on our outstanding indebtedness and to pay all of our other obligations.

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

Under a Transition Services Agreement entered into in connection with the acquisition, AT&T agreed to provide us with a variety of services to enable us to continue to operate the business pending the transition to EasyLink. We have successfully transitioned virtually all of these services provided by AT&T under the Transition Services Agreement to ourselves, including customer service, network operations center, telex switching equipment and services and office space in a variety of locations. The Transition Services Agreement expired on January 31, 2003. However, the network for the portion of this business relating to EDI, fax and email services continues to reside on AT&T's premises under an agreement with AT&T, but is being operated and maintained by EasyLink. This agreement expires on January 31, 2006, and AT&T has informed us that they will not extend the agreement beyond this date. If we are unable to extend the agreement, we will need to either migrate the network off of the AT&T premises to EasyLink's premises or migrate the customers to a replacement network.

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

OUTSOURCING OF TRANSACTION MANAGEMENT SERVICES MAY NOT PROVE TO BE VIABLE BUSINESS.

An important part of our business strategy is to leverage our existing global customer base and global network by continuing to provide our existing transaction delivery services and by offering these customers additional transaction delivery and new transaction management services in the future. The market for transaction management services is only beginning to develop. Our success will depend on the development of viable markets for the outsourcing of new transaction management services which is somewhat speculative.

There are significant obstacles to the full development of a sizable market for the outsourcing of transaction management services. Outsourcing is one of the principal methods by which we will attempt to reach the size we believe is necessary to be successful. Security and the reliability of the Internet, however, are likely to be of concern to enterprises and service providers deciding whether to outsource their transaction management or to continue to provide it themselves. These concerns are likely to be particularly strong at larger businesses and service providers, which are better able to afford the costs of maintaining their own systems. While we intend to focus exclusively on our outsourced transaction delivery and transaction management services, we cannot be sure that we will be able to maintain or expand our business customer base. In addition, the sales cycle for many of these services is lengthy and could delay our ability to generate revenues in this market.

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

GERALD GORMAN AND GEORGE ABI ZEID COLLECTIVELY BENEFICIALLY OWNED AS OF JULY 31, 2004 APPROXIMATELY 26.4% OF THE TOTAL OUTSTANDING VOTING POWER OF EASYLINK AND WILL BE ABLE TO EXERT SIGNIFICANT INFLUENCE OVER ANY VOTE OF STOCKHOLDERS.

Gerald Gorman, our Chairman, beneficially owned as of July 31, 2004 Class A and Class B common stock representing approximately 19.1% of the voting power of our outstanding common stock. Each share of Class B common stock entitles the holder to 10 votes on any matter submitted to the stockholders. George Abi Zeid, our President-International Operations and Director, beneficially owned as of July 31, 2004 Class A common stock representing approximately 7.3% of the voting power of our outstanding common stock. Based on their voting power as of July 31, 2004, Mr. Gorman and Mr. Abi Zeid will likely be able to exert significant influence over the outcome of all matters requiring stockholder approval, including the election of directors, amendment of our charter and approval of significant corporate transactions. Mr. Gorman and Mr. Abi Zeid may be in a position to prevent a change in control of EasyLink even if other stockholders holding a majority of the voting power of the shares not held by Mr. Gorman and Mr. Abi Zeid were in favor of the transaction. In addition, our charter contains provisions that could deter or make more expensive a takeover of EasyLink. These provisions include the ability to issue "blank check" preferred stock without stockholder approval.

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

WE MAY INCUR EXPENSES AND LIABILITIES AS A RESULT OF PENDING LEGAL PROCEEDINGS.

The Company is involved in legal proceedings that may result in additional expenses or liability. See "Legal Proceedings" contained in Part I, Item 3 of our Form 10-K for the year ended December 31, 2003 and "Legal Proceedings" contained in Part II, Item 1 of this Form 10-Q. These proceedings include a broker's fee dispute in which the Company is appealing a $931,000 judgment imposed on it, a claim by a landlord for an unspecified amount of damages arising out of the termination of a lease and tax assessments relating to our discontinued India.com business in the amount of approximately $650,000. Although the Company intends to pursue its defense of these matters vigorously, no assurance can be given that the Company's efforts will be successful. To the extent that the Company is not successful in appealing the judgment or defending the claims, it will be required to pay the judgment in the broker's fee dispute or to pay any damages or tax assessments that may be found to apply in the lease termination dispute or the India tax proceedings. The Company has already paid $400,000 into a trust account to secure the payment of the judgment relating to the broker fee if the judgment is upheld on appeal. Although we intend to defend vigorously these matters, we cannot assure you that our ultimate liability, if any, in connection with these matters will not have a material adverse effect on our results of operations, financial condition or cash flows.

A SUBSTANTIAL AMOUNT OF OUR COMMON STOCK MAY COME ONTO THE MARKET IN THE FUTURE, WHICH COULD DEPRESS OUR STOCK PRICE.

Sales of a substantial number of shares of our common stock in the public market could cause the market price of our Class A common stock to decline. As of July 31, 2004, we had an aggregate of 44,165,003 shares of Class A and Class B common stock outstanding. As of July 31, 2004, we had options to purchase approximately
5.0 million shares of Class A common stock outstanding. As of July 31, 2004, we had warrants to purchase 798,523 shares of Class A common stock outstanding. As of July 31, 2004, we had approximately 37,177 shares of Class A common stock issuable upon conversion of outstanding convertible notes and an indeterminate number of additional shares of Class A common stock issuable over three years in payment of interest on $297,000 principal amount of notes.

As of the date of this filing on Form 10-Q, substantially all of the shares of our outstanding Class A common stock and Class B common stock were freely tradable, in some cases subject to the volume and manner of sale limitations contained in Rule 144. We may issue large amounts of additional Class A common stock, which may also be sold and which could adversely affect the price of our stock. Approximately 22.5 million of our outstanding shares were issued in connection with the elimination of debt during the six months ended June 30, 2003. If the holders of these shares sell large numbers of shares, these holders could cause the price of our Class A common stock to fall.

As of the date of this filing on Form 10-Q, the holders of approximately 8.2 million shares of outstanding Class A common stock, the holders of 0.8 million shares of Class A common stock issuable upon exercise of our outstanding warrants and the holders of approximately 29,657 shares of Class A common stock issuable upon conversion of our outstanding senior convertible notes had the right, subject to various conditions, to require us to file registration statements covering their shares, or to include their shares in registration statements that we may file for ourselves or for other stockholders. By exercising their registration rights and selling a large number of shares, these holders could cause the price of the Class A common stock to fall. An undetermined number of these shares have been sold publicly pursuant to Rule 144.

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

We had a total stockholders' equity in the amount of $7.1 million as of June 30, 2004. As a result, we are currently not in compliance with the $10 million minimum total stockholders' equity requirement. An alternative listing standard to the minimum total stockholders equity standard requires that we maintain a minimum market value of our publicly held shares of not less than $15 million. As of the filing of this Form 10-Q, we were in compliance with the $15 million minimum market value of publicly held shares alternative standard.

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


PART II OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

In connection with Company's appeal of a $931,000 judgment entered by the court in a favor of a broker, the Court permitted the Company, in lieu of posting an appeal bond, to place $50,000 per month for eight months commencing November 7, 2003, for a total of $400,000, into a trust account to provide funds for the payment of the judgment if upheld on appeal. The broker appealed the Court's order permitting the Company to place funds in the trust account in lieu of posting an appeal bond. On April 14, 2004, the United States Court of Appeals for the Second Circuit denied the broker's motion. The Company has paid in full the $400,000 into the trust account.

In the lawsuit by DTC against the Company relating to the termination of a sublease, the Company filed an Answer and Counterclaim against DTC, seeking the return of all or a substantial portion of the proceeds of the Letter of Credit received by DTC. DTC has filed an answer to the Company's counterclaim. The Court has entered a second scheduling order on August 2, 2004 providing, among other things, for the completion of discovery by January 1, 2005.

The Company previously reported that the staff of the US Securities and Exchange Commission is reviewing certain transactions accounting for approximately $3 million of revenue generated by its former advertising network business in 2000, a year in which the Company reported $61.2 million in total revenue. The staff has informed the Company that it is also reviewing an additional amount of approximately $1.8 million of revenue from the former advertising network business. The Company understands that the staff is in part reviewing whether and to what extent the revenue under review may be recognized under EITF 99-17, relating to accounting for advertising barter transactions, which became effective in January 2000. A substantial majority of the revenue being reviewed was reported after the Company announced its intention to sell its advertising network business, which the Company ultimately sold in March 2001. The Company is engaged in ongoing discussions with the staff regarding the foregoing and has taken the position that the transactions at issue are not material to the Company's 2000 financial statements.

See Part I, Item 3 Legal Proceedings contained in our Form 10-K filing for the year ended December 31, 2003 for a description of the foregoing legal proceedings and other matters.


ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

During the three months ended June 30, 2004, the Company issued shares of Class A common stock as follows:

The Company issued 11,057 shares of Class A common stock valued at approximately $13,000 as payment for interest in lieu of cash. The issuance of the shares was made pursuant to the terms of the underlying notes on which the interest accrued and not at the election of the holders of the notes. The issuance of the notes and, therefore, the issuance of the shares in payment of interest were exempt from registration pursuant to the private placement exemption contained in
Section 4(2) of the Securities Act because the shares were issued in a transaction not involving a public offering to investors capable of evaluating the merits and risks of the investment and not in need of the protections afforded by registration under the Act.

The Company issued 85,651 shares of Class A common stock valued at approximately $126,000 in connection with matching contributions to its 401(k) plan. These issuances were not subject to the registration requirements of the Securities Act because the issuance of the shares was not voluntary and contributory on the part of employees.


ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Annual Meeting of Shareholders was held on June 15, 2004.

(b) Each of the persons named in the Proxy Statement as a nominee for Director was elected.

(c) The following are the voting results on each of the matters that were submitted to the shareholders:

                                         For                   Withheld                    Abstain                Broker Non-Votes
Election of Directors

Gerald Gorman                         39,872,499              3,137,509                Not Applicable              Not Applicable
Thomas Murawski                       41,679,132              1,330,876                Not Applicable              Not Applicable
George Abi Zeid                       39,870,415              3,139,593                Not Applicable              Not Applicable
Robert Casale                         42,035,410               974,598                 Not Applicable              Not Applicable
Stephen Duff                          40,504,316              2,505,692                Not Applicable              Not Applicable
George Knapp                          42,035,370               974,638                 Not Applicable              Not Applicable
Dennis Raney                          42,419,336               590,672                 Not Applicable              Not Applicable

                                         For                   Against                     Abstain                Broker Non-Votes

Resolutions

To approve the EasyLink               9,939,394              3,464,926                  11,826,535                 17,779,174
Services Corporation 2004
Stock and Incentive Plan

Based on the above voting results, the 2004 Stock and Incentive Plan was not approved at the meeting. The text of the matters referred to under this Item 4 is set forth in the definitive Proxy Statement previously filed with the Commission and incorporated herein by reference.

ITEM 5 OTHER INFORMATION

Related Party Transaction

Pursuant to the terms of the Agreement and Plan of Merger between Swift Telecommunications, Inc. ("STI") and the Company dated January 31, 2001 under which the Company acquired STI (the "Merger Agreement"), George Abi Zeid, a director and officer of the Company, is entitled to receive, in his capacity as former sole shareholder of STI, contingent merger consideration consisting of the net proceeds of the sale or liquidation of Swift Comtext srl, an Italian subsidiary of STI. Mr. Abi Zeid is also obligated to indemnify the Company for all liabilities and obligations relating to Swift Comtext srl. Pursuant to this obligation, the Company paid to Mr. Abi Zeid $320,190 representing additional proceeds received from the sale of Swift Comtext srl.


ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are filed as part of this report:

Exhibit 10.1 Reaffirmation Agreement made as of July 23, 2004, by and among EasyLink Services Corporation (f/k/a Mail.com, Inc.), a Delaware corporation, Swift Telecommunications, Inc., a Delaware corporation, and George Abi Zeid

Exhibit 31.1      Rule 13a-14(a)/15d-14(a) Certification of the Chief
                  Executive Officer

Exhibit 31.2      Rule 13a-14(a)/15d-14(a) Certification of Chief Financial
                  Officer

Exhibit 32.1      Section 1350 Certification of the Chief Executive Officer

Exhibit 32.2      Section 1350 Certification of the Chief Financial Officer


Reports on Form 8-K - EasyLink Services Corporation filed the following reports on Form 8-K during the three months ended June 30, 2004:

On April 30, 2004, the Company submitted a Form 8-K to correct errors in its Form 10K for the year ended December 31, 2003 as filed on March 30, 2004.

On May 6, 2004, the Company submitted a Form 8-K to furnish its first quarter 2004 earnings announcement pursuant to Item 12 of Form 8-K.

On May 28, 2004, the Company submitted a Form 8-K to correct an error in its Form 10Q for the quarter ended March 31, 2004 as filed on May 14, 2004.

On June 30, 2004, the Company submitted a Form 8-K to disclose that the staff of the US Securities and Exchange Commission was reviewing certain transactions of its former advertising network business.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereto duly authorized.

EasyLink Services Corporation

                                        /s/ MICHAEL  A. DOYLE
                                        -----------------------
                                        Vice President and
                                        Chief Financial Officer

August 16, 2004

                                  Exhibit Index

Exhibit 10.1 Reaffirmation Agreement made as of July 23, 2004, by and among EasyLink Services Corporation (f/k/a Mail.com, Inc.), a Delaware corporation, Swift Telecommunications, Inc., a Delaware corporation, and George Abi Zeid

Exhibit 31.1      Rule 13a-14(a)/15d-14(a) Certification of the Chief
                  Executive Officer

Exhibit 31.2      Rule 13a-14(a)/15d-14(a) Certification of Chief Financial
                  Officer

Exhibit 32.1      Section 1350 Certification of the Chief Executive Officer

Exhibit 32.2      Section 1350 Certification of the Chief Financial Officer