Form 10-Q
period 2004-09-30
EASYLINK SERVICES CORP
filed 2004-11-15
CIK 1081661

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

         |X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

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

Common stock outstanding at November 1, 2004: Class A common stock $0.01 par value 43,213,079 shares, and Class B common stock $0.01 par value 1,000,000 shares.

                          EASYLINK SERVICES CORPORATION
                               SEPTEMBER 30, 2004
                                    FORM 10-Q
                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

PART I:  FINANCIAL INFORMATION

Item 1:  Condensed Consolidated Financial Statements:

         Condensed Consolidated Balance Sheets as of September 30,
         2004 (unaudited) and December 31, 2003............................... 3

         Unaudited Condensed Consolidated Statements of Operations for the
         three months ended September 30, 2004 and 2003....................... 4

         Unaudited Condensed Consolidated Statements of Operations for the
         nine months ended September 30, 2004 and 2003........................ 5

         Unaudited Condensed Consolidated Statements of Cash Flows for the
         nine months ended September 30, 2004 and 2003........................ 6

         Notes to Unaudited Interim Condensed Consolidated Financial
         Statements........................................................... 8

Item 2:  Management's Discussion and Analysis of Financial Condition and
         Results of Operations............................................... 12

Item 3:  Qualitative and Quantitative Disclosure about Market Risk........... 15

Item 4:  Controls and Procedures............................................. 27

PART II: OTHER INFORMATION

Item 1:  Legal Proceedings................................................... 27

Item 2:  Changes in Securities and Use of Proceeds........................... 28

Item 4:  Submission of Matters to a Vote of Security Holders................. 28

Item 6:  Exhibits and Reports on Form 8-K.................................... 28

Signatures................................................................... 29

ITEM 1 CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          Easylink Services Corporation
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

                                                                                        September 30  December 31
                                                                                            2004         2003
                                                                                            ----         ----

                                                                                         (Unaudited)
                                          ASSETS
Current assets:
Cash and cash equivalents..............................................................   $ 11,061    $  6,623
Accounts receivable, net of allowance for doubtful accounts of
   $4,280 and $4,824 as of September 30, 2004 and December 31, 2003, respectively......      9,819      11,430
Prepaid expenses and other current assets..............................................      4,258       1,760
                                                                                          --------    --------

Total current assets...................................................................     25,138      19,813
                                                                                          --------    --------

Property and equipment, net............................................................      8,487      10,641
Goodwill, net..........................................................................      6,266       6,266
Other intangible assets, net...........................................................      9,619      11,629
Other assets...........................................................................      1,210       1,062
                                                                                          --------    --------

Total assets...........................................................................    $50,720     $49,411
                                                                                           =======     =======

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable.......................................................................     $7,988      $9,082
Accrued expenses.......................................................................     13,761      14,336
Restructuring reserves payable.........................................................        787       1,894
Current portion of notes payable.......................................................      4,480       2,957
Current portion of capitalized interest on notes payable...............................        854       1,040
Other current liabilities..............................................................      1,562       1,438
Net liabilities of discontinued operations.............................................        528         828
                                                                                          --------    --------

Total current liabilities..............................................................     29,960      31,575
                                                                                          --------    --------

Notes payable, less current portion....................................................      7,135      10,511
Capitalized interest on notes payable, less current portion............................        389         956
Other long term liabilities............................................................      1,244       1,957
                                                                                          --------    --------

Total liabilities......................................................................     38,728      44,999
                                                                                          --------    --------
Stockholders' equity:
Common stock, $0.01 par value; 510,000,000 shares authorized at September 30,
   2004 and December 31, 2003, respectively:

Class A--500,000,000 shares authorized at September 30, 2004 and December 31,
   2003; 43,173,967 and 42,821,500 shares issued and outstanding at September
   30, 2004 and December 31, 2003, respectively........................................        432         428
Class B--10,000,000 shares authorized at September 30, 2004 and December 31, 2003;
   1,000,000 issued and outstanding at September 30, 2004 and December 31, 2003........         10          10
Additional paid-in capital.............................................................    553,284     552,589
Accumulated other comprehensive loss...................................................        (38)       (272)
Accumulated deficit....................................................................   (541,696)   (548,343)
                                                                                          --------    --------

Total stockholders' equity.............................................................     11,992       4,412
                                                                                          --------    --------

Total liabilities and stockholders' equity.............................................    $50,720    $ 49,411
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

                          EasyLink Services Corporation
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)
                                   (unaudited)

                                                               Three Months Ended September 30,
                                                               --------------------------------

                                                                    2004              2003
                                                                    ----              ----

Revenues...................................................... $   22,509        $   25,065

Cost of revenues..............................................      8,428            10,863
                                                               ----------        ----------

Gross profit..................................................     14,081            14,202
                                                               ----------        ----------

Sales and marketing...........................................      4,349             4,392
General and administrative....................................      5,959             5,686
Product development...........................................      1,675             1,377
Amortization of intangible assets.............................        517               517
Restructuring charges.........................................       (350)              788
Gain on sale of MailWatch service line........................     (4,126)               --
                                                               ----------        ----------

Total operating expenses......................................      8,024            12,760
                                                               ----------        ----------
Income from operations........................................      6,057             1,442
                                                               ----------        ----------

Other income (expense), net:
Interest income...............................................         11                 5
Interest expense..............................................       (116)             (134)
Other, net....................................................         89                54
                                                               ----------        ----------

Total other income (expense), net.............................        (16)              (75)
                                                               ----------        ----------

Income from continuing operations before income taxes.........      6,041             1,367

Provision for Federal and State income taxes..................      1,550                --
                                                               ----------        ----------

         Income from continuing operations....................      4,491             1,367

Loss from discontinued operations.............................         --              (838)
                                                               ----------        ----------

         Net income........................................... $    4,491        $      529
                                                               ==========        ==========

Basic and diluted net income (loss) per share:

Income from continuing operations.............................      $0.10             $0.03

Loss from discontinued operations.............................         --        $    (0.02)
                                                               ----------        ----------

Net income per share.......................................... $    0.10         $     0.01
                                                               ==========        ==========

Weighted-average basic shares outstanding..................... 44,163,230        43,534,594
                                                               ==========        ==========

Weighted-average diluted shares outstanding................... 44,670,335        44,479,302
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

                          EasyLink Services Corporation
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)
                                   (unaudited)

                                                              Nine Months Ended September 30,
                                                              -------------------------------

                                                                  2004              2003
                                                                  ----              ----

Revenues.................................................... $   70,899        $   76,608

Cost of revenues............................................     28,518            37,931
                                                             ----------        ----------

Gross profit................................................     42,381            38,677
                                                             ----------        ----------
Sales and marketing.........................................     13,628            14,064
General and administrative..................................     18,024            18,700
Product development.........................................      5,032             5,039
Amortization of intangible assets...........................      1,550             1,550
Restructuring charges.......................................       (350)              788
Gain on sale of MailWatch service line......................     (4,126)               --
                                                             ----------        ----------
Total operating expenses....................................     33,758            40,141
                                                             ----------        ----------
Income (loss) from operations...............................      8,623            (1,464)
                                                             ----------        ----------

Other income (expense), net:
Interest income.............................................         29                30
Interest expense............................................       (368)           (1,231)
Gain on debt restructurings and settlements.................         --            53,666
Other, net..................................................        105                44
                                                             ----------        ----------

Total other income (expense), net...........................       (234)           52,509
                                                             ----------        ----------

Income from continuing operations before income taxes.......      8,389            51,045

Provision for Federal and State income taxes................      1,750               --
                                                             ----------        ----------

         Income from continuing operations..................      6,639           51,045

Loss from discontinued operations...........................         --             (838)
                                                             ----------        ----------

         Net income.........................................     $6,639           $50,207
                                                             ==========        ==========

Basic net income (loss) per share:

Income from continuing operations...........................      $0.15             $1.57

Loss from discontinued operations...........................         --            $(0.03)
                                                             ----------        ----------

Net income per share........................................      $0.15             $1.54
                                                             ==========        ==========

Diluted net income (loss) per share:

Income from continuing operations...........................      $0.15             $1.56

Loss from discontinued operations...........................         --        $    (0.03)
                                                             ----------        ----------

Net income per share........................................      $0.15             $1.53
                                                             ==========        ==========

Weighted-average basic shares outstanding................... 44,030,611        32,505,571
                                                             ==========        ==========

Weighted-average diluted shares outstanding................. 44,915,837        32,620,014
                                                             ==========        ==========

                 See accompanying notes to unaudited condensed
                       consolidated financial statements.

                          EasyLink Services Corporation
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                                                        Nine Months Ended September 30,
                                                                                        -------------------------------
                                                                                             2004           2003
                                                                                             ----           ----
Cash flows from operating activities:
Net income...........................................................................    $  6,639        $50,207
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations....................................................          --           (838)
Depreciation and amortization........................................................       3,975          6,588
Amortization of intangible assets....................................................       2,010          2,241
Provision for doubtful accounts......................................................         441           (132)
Provision for restructuring and impairments.........................................         (350)           788
Gain on debt restructuring and settlements...........................................          --        (53,666)
Gain on sale of MailWatch service line...............................................      (4,126)            --
Non-cash interest....................................................................          36            169
Issuance of shares to employee benefit plans.........................................         286            375
Other non-cash charges...............................................................         167            170
Changes in operating assets and liabilities:
    Accounts receivable, net.........................................................       1,170           (696)
    Prepaid expenses and other current assets........................................        (740)           (32)
    Other assets.....................................................................          43            225
    Accounts payable, accrued expenses and other current liabilities.................      (3,371)        (1,564)
                                                                                          -------        -------

Net cash provided by operating activities............................................       6,180          3,835
                                                                                          -------        -------

Cash flows from investing activities:
Purchases of property and equipment, including capitalized software..................      (1,918)        (4,083)
Cash proceeds from sale of MailWatch service line....................................       3,500             --
                                                                                          -------        -------

Net cash provided by (used in) investing activities..................................       1,582        (4,083)
                                                                                          -------        -------

Cash flows used in financing activities:
Payments under capital lease obligations.............................................        (283)          (328)
Payments of capitalized interest.....................................................        (752)          (562)
Payments of notes payable............................................................      (1,860)        (5,046)
Proceeds from exercise of employee stock options.....................................          24             --
Proceeds from issuance of Class A common stock.......................................          --          1,000
                                                                                          -------        -------

Net cash used in financing activities................................................      (2,871)        (4,936)
                                                                                          -------        -------

Effect of foreign exchange rate changes on cash and cash equivalents.................        (153)           112
                                                                                          -------        -------

Net increase (decrease) in cash and cash equivalents.................................       4,738         (5,072)

Cash used in discontinued operations.................................................        (300)            --

Cash and cash equivalents at beginning of the period.................................       6,623          9,554
                                                                                          -------        -------

Cash and cash equivalents at the end of the period...................................     $11,061         $4,482
                                                                                          =======         ======

Supplemental disclosure of interest paid and non-cash information:

During the nine months ended September 30, 2004 and 2003, the Company paid approximately $0.4 and $0.6 million, respectively, for interest.

During the nine months ended September 30, 2004, the Company issued shares of Class A common stock as follows:

         The Company issued 28,022 shares of Class A common stock valued at approximately $37,000 as payment for interest in lieu of cash.

         The Company issued 189,445 shares of Class A common stock valued at approximately $284,000 in connection with matching contributions to its 401(k) plan.

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

During the nine months ended September 30, 2003, the Company issued shares of Class A common stock as follows:

         The Company issued 274,629 shares of Class A common stock valued at approximately $200,000 as payment for interest in lieu of cash.

         The Company issued 23,585,037 shares of Class A common stock in connection with the cancellation of debt. These shares were valued at approximately $13.0 million (See Note 3).

         The Company issued 455,173 shares of Class A common stock valued at approximately $375 thousand in connection with matching contributions to its 401(k) plan.

         The Company issued 71,550 shares of Class A common stock valued at approximately $70 thousand in connection with the exercise of employee stock options.

Non-cash investing activities:

         During the three and nine months ended September 30, 2004, the Company received 123,193 shares valued at approximately $1.5 million of Infocrossing, as part of the consideration for the sale of Mailwatch service line.

                 See accompanying notes to unaudited condensed
                       consolidated financial statements.

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

(b) Unaudited Interim Condensed Consolidated Financial Information

The accompanying interim condensed consolidated financial statements as of September 30, 2004 and for the three and nine months ended September 30, 2004 and 2003 have been prepared by the Company and are unaudited. In the opinion of management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the consolidated financial position of EasyLink Services as of September 30, 2004 and the consolidated results of operations and cash flows for the interim periods ended September 30, 2004 and 2003. The results of operations for any interim period are not necessarily indicative of the results of operations for any other future interim period or for a full fiscal year. The condensed consolidated balance sheet at December 31, 2003 has been derived from audited consolidated financial statements at that date.

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

(c) Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned or majority-owned subsidiaries. All other investments that the Company does not have the ability to control or over which it does not exercise significant influence are accounted for under the cost method. The interest of shareholders other than those of EasyLink is recorded as minority interest in the accompanying consolidated statements of operations and consolidated balance sheets. When losses applicable to minority interest holders in a subsidiary exceed the minority interest in the equity capital of the subsidiary, these losses are included in the Company's results, as the minority interest holder has no obligation to provide further financing to the subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

The net liabilities of WORLD.com, a wholly owned subsidiary, and its majority owned subsidiaries, are reported as discontinued operations in the consolidated balance sheets as of September 30, 2004 and December 31, 2003 as a result of the sale or discontinuance of the operations of this business in 2001.

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

(f) Financial Instruments and Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash, cash equivalents, restricted investments, accounts receivable, notes payable and convertible notes payable. At September 30, 2004 and December 31, 2003, the fair value of cash, cash equivalents, restricted investments and accounts receivable approximated their financial statement carrying amount because of the short-term maturity of these instruments. The recorded values of notes payable and convertible notes payable approximate their fair values, as interest approximates market rates with the exception of the Convertible Subordinated Notes payable with a carrying value of $1.4 million at September 30, 2004 and December 31, 2003. However, as these notes are payable in February 2005, management estimates that their fair value approximates their carrying value.

Credit is extended to customers based on the evaluation of their financial condition and collateral is not required. The Company performs ongoing credit assessments of its customers and maintains an allowance for doubtful accounts. No single customer exceeded 10% of either total revenues or accounts receivable as of and for the three and nine months periods ended September 30, 2004 and 2003. Revenues from the Company's five largest customers accounted for an aggregate12% and 6% of the Company's total revenues for the nine months ended September 30, 2004 and 2003, respectively.

(g) Basic and Diluted Net Income Per Share

Net income per share is presented in accordance with the provisions of SFAS No. 128, "Earnings Per Share", and the Securities and Exchange Commission Staff Accounting Bulletin No. 98. Under SFAS No. 128, basic Earnings per Share ("EPS") excludes dilution for common stock equivalents and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. Although diluted net income per share for the three and nine months ended September 30, 2004 is equal to basic net income per share, the amounts for the three month and nine month periods include the effect of employee options to purchase 1.6 million shares of common stock

(h) Stock-Based Compensation Plans

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


($ in thousands, except per share amounts)                        For the three months                 For the nine months
                                                                   ended September 30,                 ended September 30,
                                                                   -------------------                 -------------------

                                                                   2004        2003                     2004           2003
                                                                   ----        ----                     ----           ----

Net income as reported.................................          $ 4,491     $ 1,367                   $ 6,639      $51,045
Deduct: total stock based employee compensation
   determined under the fair value method for all
   awards, net of tax..................................             (367)     (1,968)                   (2,803)      (7,547)
                                                                 -------     -------                   -------      -------

Pro forma income (loss) from continuing operations.....          $ 4,124    $   (601)                  $ 3,836       43,498

Loss from discontinued operations......................          $    --    $   (838)                  $    --      $  (838)
                                                                 -------    --------                   -------      -------

Pro forma net income (loss)............................          $ 4,124    $ (1,439)                  $ 3,836      $42,660
                                                                 =======    ========                   =======      =======

Basic net income (loss) per share:
As reported............................................            $0.10    $   0.03                   $  0.15      $  1.57
Deduct: total stock based employee compensation
   determined under the fair value method for all
   awards, net of tax..................................          $ (0.01)   $  (0.04)                  $ (0.06)     $ (0.23)
                                                                 -------    --------                   -------      -------

Pro forma income (loss) from continuing operations.....          $  0.09    $  (0.01)                  $  0.09      $  1.34
Loss from discontinued operations......................          $    --    $  (0.02)                  $    --      $ (0.03)
                                                                 -------    --------                   -------      -------

Pro forma..............................................          $  0.09    $  (0.03)                  $  0.09      $  1.31
                                                                 =======    ========                   =======      =======

Diluted net income (loss) per share:
As reported............................................            $0.10    $   0.03                   $  0.15      $  1.56
Deduct: total stock based employee compensation
   determined under the fair value method for all
   awards, net of tax..................................          $ (0.01)   $  (0.04)                  $ (0.06)     $ (0.23)
                                                                 -------    --------                   -------      -------

Pro forma income (loss) from continuing operations.....          $  0.09    $  (0.01)                  $  0.09      $  1.33

Loss from discontinued operations......................          $    --    $  (0.02)                  $    --      $ (0.03)
                                                                 -------    --------                   -------      -------

Pro forma..............................................          $  0.09    $  (0.03)                   $ 0.09      $  1.30
                                                                 =======    ========                   =======      =======


The resulting effect on the pro forma net income (loss) disclosed for the three and nine month periods ended September 30, 2004 and 2003 is not likely to be representative of the effects on the net income (loss) on a pro forma basis in future years, because the pro forma results include only the impact of grants issued to date and related vesting, while subsequent years will include additional grants and vesting. For purposes of pro-forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period.

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

(2) SALE OF MAILWATCH SERVICE LINE

On July 31, 2004, the Company sold its MailWatch service line to Infocrossing, Inc. for a total of approximately $5.0 million, including $3.5 million in cash and 123,193 shares of Infocrossing's common stock valued at approximately $1.5 million. The sale resulted in a gain of $4.1 million before income taxes and approximately $ 2.5 million after income taxes. The Infocrossing stock is reported at market value in the September 30, 2004 balance sheet in prepaid expenses and other current assets and the unrealized gain related thereto of $387,000 is included in the accumulated other comprehensive loss account in stockholders' equity.

(3) NOTES PAYABLE

During the nine months ended September 30, 2003, the Company entered into a series of transactions with debt holders to eliminate a total of $63.0 million of indebtedness in exchange for cash payments of $3.1 million and, the issuance of 23.6 million shares of Class A common stock valued at $13.0 million. The eliminated debt included $21.8 million of 7% Convertible Subordinated Notes, due February 2005, $31.1 million of 10% Senior Convertible Notes, due January 2006, $2.7 million note payable to the former shareholder of STI (who is an officer and director of the Company), $6.0 million of Restructure Notes and $0.5 million in other indebtedness. The Company also entered into agreements to repay an outstanding note in the principal amount of $115,000 and accrued interest obligations in the aggregate amount of $959,000 over the next three years. This accrued interest includes $284,000 due to the former shareholder of STI. In addition, after eliminating $6.5 million of previously capitalized interest, $2.7 million of accrued interest, and $0.3 million of debt issuance costs on the eliminated notes, these transactions resulted in a gain of $53.7 million, or $1.52 per share on a basic and diluted basis. Also the transaction relating to the previous $115,000 note and $959,000 of accrued interest have been accounted for in accordance with Financial Accounting Standards Board Statement No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings."

Notes payable and capitalized interest on notes payable include the following, in thousands:


                                                                September 30, 2004                        December 31, 2003
                                                                ------------------                        -----------------

                                                            Capitalized                              Capitalized
                                                             Interest         Principal               Interest       Principal
                                                            -----------       ---------              -----------     ---------

2000 7% Convertible Subordinated Notes due
          February 2005                                       $    --         $ 1,425                 $    --         $ 1,425
2001 12% Restructure note: as amended and
          restated effective September 2003                     1,188           9,006                   1,884          10,504
2001 12% Note payable to former shareholder of
          STI                                                      --              --                       3             118
2001 12% Restructure notes due in 13 quarterly
          payments beginning June 2003                             55             757                     109           1,025
2001 Restructuring balloon payments due October 2004               --             427                      --             396
                                                              -------         -------                 -------         -------

Total notes payable and capitalized interest                    1,243          11,615                   1,996          13,468

Less current portion                                              855           4,480                   1,040           2,957
                                                              -------         -------                 -------         -------

Non current portion                                           $   389         $ 7,135                 $   956         $10,511
                                                              =======         =======                 =======         =======

(4) RESTRUCTURING CHARGES

During the three months ended September 30, 2003, the Company recorded restructuring charges of $788,000, representing revised estimates of previously established charges for net abandonment costs on leases. In the three months ended September 30, 2004, the estimates were revised again, largely due to a negotiated settlement of liability on one lease, resulting in the reversal of restructuring charges of $350,000.

(5) INCOME TAXES

The Company recorded a provision for Federal and state income taxes in the three and nine months ended September 30, 2004 based on its anticipated effective tax rates for the full year 2004. The effective rate varies from standard tax rates primarily due to the utilization of available net operating loss carry forwards for Federal and certain state income tax purposes.

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

The elimination of outstanding debt in the nine months ended September 30, 2003 resulted in substantial income from cancellation of debt for income tax purposes. The Company reduced its income tax payable as a result of the restructuring by, among other things, offsetting the income with its historical net operating losses and otherwise reducing the income in accordance with applicable income tax rules. As a result, the Company does not expect to incur any material current income tax liability from the elimination of this debt. However, the relevant tax authorities may challenge the Company's income tax positions.

(6) COMMITMENTS AND CONTINGENCIES

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

Tax assessment

In September 2004, the Company received a notice of a proposed New York state tax assessment amounting to $388,000 plus interest and penalties of $107,000 for sales and use taxes principally related to the taxability of its services. The Company intends to dispute the proposed assessment in general as it believes it is not liable for such taxes. Accordingly, the Company does not believe that this proposed tax adjustment will have a material affect on its financial statements although it can not give any assurance as to the likelihood of success or its ultimate liability.

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

REVENUES

For the nine months ended September 30, 2004, revenues were $70.9 million in comparison to revenues of $76.6 million for the nine months ended September 30, 2003. The decline in revenue is primarily the net result of (1) a $7.6 million (11%) decrease in production messaging services in the Transaction Delivery Services group as a result of lower volumes, negotiated customer price reductions at the time of service contract renewals and the loss of certain customers (2) a $1.1 million decrease in MailWatch revenues as a result of the sale of this service line as of July 31, 2004; and (3) an increase in Transaction Management Services of $3.1 million (52%). Production messaging services have been impacted by continuing pricing pressures in the telecommunications market and by technological factors that replace or reduce the deployment of such services by our customers. We have offset, and we intend to continue to offset, this revenue erosion by expanding the use of our services within our large base of existing customers, by selling our services to new customers and by expanding our new Transaction Management Services including Document Capture and Management services. However, the overall declines may continue.

Our revenues by quarter for 2004 year-to-date and 2003 were as follows (in thousands):

                                              3rd Qtr     2nd Qtr     1st Qtr     4th Qtr      3rd Qtr    2nd Qtr     1st Qtr
                                               2004        2004        2004        2003         2003       2003        2003
                                              -------    -------    -------      -------     -------     -------      -------

Transaction Management Services                $3,093    $ 3,077    $ 2,771      $ 2,467     $ 2,119     $ 1,969      $ 1,778
Transaction Delivery Services                  18,986     19,948     20,552       21,219      21,674      22,555       22,897
MailWatch                                         430      1,028      1,014        1,052       1,272       1,278        1,067
                                              -------    -------    -------      -------     -------     -------      -------
                                              $22,509    $24,053    $24,337      $24,738     $25,065     $25,802      $25,742


OPERATING RESULTS

Our operating results have improved in the nine months ended September 30, 2004 even though revenues declined in comparison to the same period in 2003. Our income from operations amounted to $8.6 million in 2004 (inclusive of the $4.1 million gain on the MailWatch sale) in comparison to a loss from operations of $1.5 million in the 2003 period. The improved operations were as a result of reduced costs of revenues, in total and as a percentage of revenues, and, to a lesser extent, as a result of reduced operating expenses including the impact of the reversal of $350,000 of restructuring charges in 2004 as compared to a $788,000 provision recorded in 2003. Net income for the nine months ended September 30, 2004 was $6.6 million as compared to income from continuing operations for the nine months ended September 30, 2003 of $51.0 million. However, the results for 2003 included a gain on debt restructuring and settlements of $53.7 million while the 2004 period included a gain on the sale of the MailWatch service line, net of income taxes, of $2.5 million.

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


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

Revenues

Revenues for the three months ended September 30, 2004 were $22.5 million, as compared to $25.1 million for the comparable period in 2003. The decrease of $2.6 million was due to (1) a $2.7 million decrease in our production messaging services, which include fax, telex and email services, as a result of lower volumes, negotiated individual customer price reductions at the time of service contract renewals and loss of certain customers; and (2) $0.8 million in lower MailWatch revenues as a result of the sale of this service line; offset by $1.0 million in higher Transaction Management Services revenues.

Cost of Revenues

Cost of revenues for the three months ended September 30, 2004 decreased to $8.4 million as compared to $10.9 million for the comparable period in 2003 and, as a percentage of revenues, these costs decreased to 37.4% in the 2004 quarter as compared to 43.3% of revenues in the comparable 2003 quarter. The decrease in costs as a percentage of revenue reflects a 2.9% decrease related to depreciation charges and a total of 3.0% decrease related to all other costs, primarily in variable telecommunications charges and fixed network facilities as a result of our cost reduction and network efficiency efforts. We anticipate that the cost of revenues will approximate the current quarter's level through the end of 2004.

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

Sales and Marketing Expenses

Sales and marketing expenses were $4.3 million and $4.4 million for the three months ended September 30, 2004 and 2003, respectively. Included in this category are costs related to salaries and commissions for sales, marketing, and business development personnel. Also included are costs for promotional programs, trade shows and marketing materials. We anticipate that sales and marketing expenses will increase in the fourth quarter of 2004 and during subsequent periods in 2005 due to increased personnel added in the 4th quarter and anticipated for the 1st quarter of 2005.

General and Administrative Expenses

General and administrative expenses were $6.0 million during the three months ended September 30, 2004 as compared to $5.7 million during the comparable period of 2003. While certain of these costs will vary from period to period, we anticipate general and administrative expenses in the fourth quarter of 2004 and in 2005 will be comparable to the third quarter 2004 amount.

Product Development Expenses

Product development costs, which consist primarily of personnel and consultants' time and expense to research, conceptualize, and test product launches and enhancements to our products, were relatively comparable in the three months ended September 30, 2004 and 2003, amounting to $1.7 million and $1.4 million respectively.

Restructuring Charges

During the three months ended September 30, 2003, the Company recorded restructuring charges of $788,000, representing revised estimates of previously established charges for net abandonment costs on leases. In the three months ended September 30, 2004, the estimates were revised again, largely due to a negotiated settlement of liability on one lease, resulting in the reversal of restructuring charges of $350,000.


RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

Revenues

Revenues for the nine months ended September 30, 2004 were $70.9 million, as compared to $76.6 million for the comparable period in 2003. The decrease of $5.7 million was due primarily to reduced revenues in our production messaging services, which include fax, telex and email services, as a result of lower volumes, negotiated individual customer price reductions at the time of service contract renewals and loss of certain customers. Revenues in the 2004 and 2003 periods consist almost entirely of revenues from providing information exchange services to businesses and are derived from electronic data interchange services or "EDI;" production messaging services; integrated desktop messaging services; document capture and management services( in 2004 only) and other services.

Cost of Revenues

Cost of revenues for the nine months ended September 30, 2004 decreased to $28.5 million as compared to $37.9 million for the comparable period in 2003 and, as a percentage of revenues, these costs decreased to 40.2% in the 2004 period as compared to 49.5% of revenues in the comparable 2003 period. The decrease in costs as a percentage of revenue reflects a 3.1% decrease related to depreciation charges and a total of 7.9% related to all other costs, primarily in variable telecommunications charges and fixed network facilities as a result of our cost reduction and network efficiency efforts.

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

Sales and Marketing Expenses

Sales and marketing expenses were $13.6 million and $14.1 million for the nine months ended September 30, 2004 and 2003, respectively. Included in this category are costs related to salaries and commissions for sales, marketing, and business development personnel. Also included are costs for promotional programs, trade shows and marketing materials. The lower costs in the 2004 period were the result of reduced staffing but we anticipate that sales and marketing expenses will increase in the remainder of 2004.

General and Administrative Expenses

General and administrative expenses were $18.0 million during the nine months ended September 30, 2004 as compared to $18.7 million during the comparable period of 2003. The decrease in these costs is the net impact of various cost components including $277,000 in reduced office facilities expense as a result of the restructuring activities completed in 2003 and $425,000 in reduced customer billing costs.

Product Development Expenses

Product development costs, which consist primarily of personnel and consultants' time and expense to research, conceptualize, and test product launches and enhancements to our products, were $5.0 million for the nine months ended September 30, 2004 and 2003.

Restructuring Charges

During the nine months ended September 30, 2003, the Company recorded restructuring charges of $788,000, representing revised estimates of previously established charges for net abandonment costs on leases. In the nine months ended September 30, 2004, the estimates were revised again, largely due to a negotiated settlement of liability on one lease, resulting in the reversal of restructuring charges of $350,000.

Other Income (Expense), Net

Interest expense: Interest expense was $368,000 for the nine months ended September 30, 2004 as compared to $1.2 million for the same period in 2003. The decrease was due to the elimination of indebtedness as a result of the debt restructuring and settlements completed during 2003.

Gain on debt restructuring and settlements: In the nine months ended September 30, 2003, we eliminated $63.0 million of indebtedness in exchange for the payment of $3.1 million in cash and the issuance of 23.6 million shares of Class A common stock valued at $13.0 million pursuant to our announced efforts to eliminate substantially all of our outstanding indebtedness. After reversing $6.5 million of previously capitalized interest and $2.4 million of accrued interest net of debt issuance costs, we recorded total gains of $53.7 million on these transactions.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $6.2 million for the nine months ended September 30, 2004 in comparison to $3.8 million in cash provided from operating activities for the same period in 2003.

Net cash used in investing activities, consisting of purchases of property and equipment, amounted to $1.9 million and $4.1 million for the nine months ended September 30, 2004 and 2003, respectively. The higher expenditures in the 2003 period included $1.9 million related to the consolidation of our New Jersey office facilities into a single location. Cash proceeds from the MailWatch sale also added $3.5 million in 2004.

Net cash used in financing activities was $2.9 million and $4.9 million for the nine months ended September 30, 2004 and 2003, respectively. In 2004 these activities were comprised of scheduled payments of debt principal and interest and payments under capital lease obligations as compared to $5.9 million in debt service and capital lease payments in 2003 net of the proceeds of $1.0 million from the issuance of 1.9 million shares of class A common stock in a private placement. The 2003 amount includes approximately $3.1 million paid as part of the debt restructurings and settlements completed in that period.

At September 30, 2004, we had $11.1 million of cash and cash equivalents which represents an increase of $4.4 million from December 31, 2003. The current amount includes the $3.5 million received from the sale of the MailWatch service line.

At September 30, 2004 we had a working capital deficit of $4.8 million which is $7.0 million less than the deficit of $11.8 million at December 31, 2003 and $14.8 million less than the deficit of $19.6 million at December 31, 2002. We intend to continue our efforts to reduce the working capital deficit through payment of liabilities with funds generated from operations; through reductions in certain liabilities by agreeing to settlements and delayed payment arrangements with vendors and payees; by refinancing our debt obligations to defer payments of principal, if possible; and by raising funds through the sale of certain assets.

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

WE HAVE INCURRED LOSSES FROM OPERATIONS SINCE INCEPTION.

We have not achieved income from operations in any fiscal year, and we may not be able to achieve or sustain profitability. We incurred a net loss of $85.8 million for the year ended December 31, 2002. We had net income of $50.9 million for the year ended December 31, 2003; however, the net income for 2003 included $54.1 million of gains on debt restructuring and settlements. We had an accumulated deficit of $541.7 million as of September 30, 2004. We intend to upgrade and enhance our technology and networks, continue our international expansion, increase our sales and marketing expenditures and improve and expand our management information and other internal systems. We intend to continue to make strategic acquisitions and investments where resources permit, which may result in significant amortization of intangibles and other expenses or a later impairment charge arising out of the write-off of goodwill booked as a result of such acquisitions or investments. We intend to make these expenditures in anticipation of higher revenues, but there will be a delay in realizing higher revenues even if we are successful. We have experienced declining revenues in each of the years ended December 31, 2003 and 2002 as compared to the prior year. See Part II, Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Form 10-K for the year ended December 31, 2003. No assurance can be given that we will be able to offset or otherwise reduce all or any of the cancellation of debt income resulting from the elimination of debt pursuant to our debt restructuring. If we do not succeed in substantially increasing our revenues, our losses may recur.

WE MAY NEED TO RAISE CAPITAL IN THE FUTURE TO INVEST IN THE GROWTH OF OUR BUSINESS AND TO FUND NECESSARY EXPENDITURES.

We may need to raise additional capital in the future. See Part II. Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources contained in our Form 10-K filed March 30, 2004. At September 30, 2004, we had $11.1 million of cash and cash equivalents. Our principal fixed commitments consist of subordinated convertible notes, senior convertible notes, notes payable, obligations under capital leases, obligations under office space leases, accounts payable and other current obligations, commitments for capital expenditures and commitments for telecommunications services. For each of the four years ended December 31, 2003, 2002, 2001 and 2000, we received a report from our independent accountants containing an explanatory paragraph stating that we suffered recurring losses from operations since inception and have a working capital deficiency that raise substantial doubt about our ability to continue as a going concern. We may need additional financing to invest in the growth of our business and to pay other obligations, and the availability of such financing when needed, on terms acceptable to us, or at all, is uncertain. See "Risk Factors - We have incurred significant indebtedness for money borrowed, and we may be unable to pay debt service on this indebtedness." If we are unable to raise additional financing, generate sufficient cash flow, or restructure our debt obligations before they become due and payable, we may be unable to continue as a going concern.

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

WE HAVE INCURRED SIGNIFICANT INDEBTEDNESS FOR MONEY BORROWED, AND WE MAY BE UNABLE TO PAY DEBT SERVICE ON THIS INDEBTEDNESS.

As of September 30, 2004, we had outstanding $1.4 million in subordinated convertible notes due in 2005; $10.2 million in principal amount of notes and other obligations due in installments through June, 2006; obligations under office space leases; and commitments for telecommunications services. We currently have $5.6 million in principal and interest payments due during the twelve month period after September 30, 2004. We had an operating loss and negative cash flow for each of the years ended December 31, 2003 and 2002. In addition, we have a substantial amount of outstanding accounts payable and other obligations. Accordingly, cash generated by our operations would have been insufficient to pay the amount of principal and interest payable annually on our outstanding indebtedness and to pay all of our other obligations.

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

WE ARE DEPENDENT ON LICENSED TECHNOLOGY AND THIRD PARTY COMMERCIAL PARTNERS.

We license a significant amount of technology from third parties, including technology related to our Internet fax services, billing processes and databases. We also rely on third party commercial partners to provide services for our trading community enablement services, document capture and management services and some of our other services. We anticipate that we will need to license additional technology or to enter into additional commercial relationships to remain competitive. We may not be able to license these technologies or to enter into arrangements with prospective commercial partners on commercially reasonable terms or at all. Third-party licenses and strategic commercial relationships expose us to increased risks, including risks relating to the integration of new technology, the diversion of resources from the development of our own proprietary technology, a greater need to generate revenues sufficient to offset associated license or service fee costs, and the possible termination of or failure to renew an important license or other agreement by the third-party licensor or commercial partner.

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

GERALD GORMAN AND GEORGE ABI ZEID COLLECTIVELY BENEFICIALLY OWNED AS OF OCTOBER 31, 2004 APPROXIMATELY 26.9% OF THE TOTAL OUTSTANDING VOTING POWER OF EASYLINK AND WILL BE ABLE TO EXERT SIGNIFICANT INFLUENCE OVER ANY VOTE OF STOCKHOLDERS.

Gerald Gorman, our Chairman, beneficially owned as of October 31, 2004 Class A and Class B common stock representing approximately 19.5% of the voting power of our outstanding common stock. Each share of Class B common stock entitles the holder to 10 votes on any matter submitted to the stockholders. George Abi Zeid, our President-International Operations and Director, beneficially owned as of October 31, 2004 Class A common stock representing approximately 7.4% of the voting power of our outstanding common stock. Based on their voting power as of October 31, 2004, Mr. Gorman and Mr. Abi Zeid will likely be able to exert significant influence over the outcome of all matters requiring stockholder approval, including the election of directors, amendment of our charter and approval of significant corporate transactions. Mr. Gorman and Mr. Abi Zeid may be in a position to prevent a change in control of EasyLink even if other stockholders holding a majority of the voting power of the shares not held by Mr. Gorman and Mr. Abi Zeid were in favor of the transaction. In addition, our charter contains provisions that could deter or make more expensive a takeover of EasyLink. These provisions include the ability to issue "blank check" preferred stock without stockholder approval.

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

WE MAY INCUR EXPENSES AND LIABILITIES AS A RESULT OF PENDING LEGAL PROCEEDINGS.

The Company is involved in legal proceedings that may result in additional expenses or liability. See "Legal Proceedings" contained in Part I, Item 3 of our Form 10-K for the year ended December 31, 2003 and "Legal Proceedings" contained in Part II, Item 1 of this Form 10-Q. These proceedings include a broker's fee dispute in which the Company is appealing a $931,000 judgment imposed on it and tax assessments relating to our discontinued India.com business in the amount of approximately $650,000. Although the Company intends to pursue its defense of these matters vigorously, no assurance can be given that the Company's efforts will be successful. To the extent that the Company is not successful in appealing the judgment or defending the tax assessment, it will be required to pay the judgment in the broker's fee dispute or to pay the tax assessment that may be found to apply in the India tax proceedings. The Company has already paid $400,000 into a trust account to secure the payment of the judgment relating to the broker fee if the judgment is upheld on appeal. Although we intend to defend vigorously these matters, we cannot assure you that our ultimate liability, if any, in connection with these matters will not have a material adverse effect on our results of operations, financial condition or cash flows.

A SUBSTANTIAL AMOUNT OF OUR COMMON STOCK MAY COME ONTO THE MARKET IN THE FUTURE, WHICH COULD DEPRESS OUR STOCK PRICE.

Sales of a substantial number of shares of our common stock in the public market could cause the market price of our Class A common stock to decline. As of October 31, 2004, we had an aggregate of 44,213,079 shares of Class A and Class B common stock outstanding. As of October 31, 2004, we had options to purchase approximately 5.2 million shares of Class A common stock outstanding. As of October 31, 2004, we had warrants to purchase 798,523 shares of Class A common stock outstanding. As of October 31, 2004, we had approximately 37,177 shares of Class A common stock issuable upon conversion of outstanding convertible notes and an indeterminate number of additional shares of Class A common stock issuable over three years in payment of interest on $297,000 principal amount of notes.

As of the date of this filing on Form 10-Q, substantially all of the shares of our outstanding Class A common stock and Class B common stock were freely tradable, in some cases subject to the volume and manner of sale limitations contained in Rule 144. We may issue large amounts of additional Class A common stock, which may also be sold and which could adversely affect the price of our stock. Approximately 23.6 million of our outstanding shares were issued in connection with the elimination of debt during the nine months ended September 30, 2003. If the holders of these shares sell large numbers of shares, these holders could cause the price of our Class A common stock to fall.

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

We had a total stockholders' equity in the amount of $12.0 million as of September 30, 2004 in comparison to the $10 million minimum total stockholders' equity requirement. An alternative listing standard to the minimum total stockholders equity standard requires that we maintain a minimum market value of our publicly held shares of not less than $15 million. As of the filing of this Form 10-Q, we were in compliance with the $15 million minimum market value of publicly held shares alternative standard.

There can be no assurance that EasyLink will maintain compliance with the minimum bid price requirement or that it will maintain compliance with the other listing standards, including the $15 million minimum market value of publicly held shares requirement.

EasyLink notified Nasdaq on October 13, 2004 that, if EasyLink does not appoint another independent director to its board on or before November 12, 2004, EasyLink will no longer be in compliance with Nasdaq Marketplace Rule 4350(c), which requires that a majority of the board of directors be comprised of independent directors as defined in Nasdaq Marketplace Rule 4200. Three of EasyLink's six other members of the board are independent under Nasdaq's rules. Mr. Duff's resignation became effective on November 12, 2004 and EasyLink has not appointed another independent director as of such date. EasyLink is required under Nasdaq Marketplace Rule 4350(c) to regain compliance with the majority independent director requirement by the earlier of its 2005 annual shareholders meeting and one year after the November 12, 2004 effective date of Mr. Duff's resignation. In response to Mr. Duff's departure and the resulting non-compliance with Nasdaq's majority independent director requirement, EasyLink's independent directors have commenced a search for independent director candidates with a view to filling the vacancy created by Mr. Duff's resignation.

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

PART II OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

In connection with the Company's appeal of a $931,000 judgment entered by the court in a favor of a broker, the Court permitted the Company, in lieu of posting an appeal bond, to place $50,000 per month for eight months commencing November 7, 2003, for a total of $400,000, into a trust account to provide funds for the payment of the judgment if upheld on appeal. The broker appealed the Court's order permitting the Company to place funds in the trust account in lieu of posting an appeal bond. On April 14, 2004, the United States Court of Appeals for the Second Circuit denied the broker's motion. The Company has paid in full the $400,000 into the trust account. Oral arguments on the appeal occurred on September 22, 2004, and the parties wait the decision of the Court of Appeals.

The Company and DTC have settled the lawsuit by DTC against the Company relating to the termination of a sublease. Under the settlement, the Company paid DTC $30,000 in partial reimbursement for DTC's legal expenses and the parties agreed to exchange mutual releases with respect to all claims under the lease and the lawsuit. The settlement and the release of the signed settlement documents now held in escrow by the attorneys for both sides is subject to the clearance of a check issued by EasyLink to DTC in payment of the $30,000. The court has entered an order dismissing the case with prejudice subject to reinstitution by either party if the settlement is not completed.

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

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

During the three months ended September 30, 2004, the Company issued shares of Class A common stock as follows:

The Company issued 8,964 shares of Class A common stock valued at approximately $11,000 as payment for interest in lieu of cash. The issuance of the shares was made pursuant to the terms of the underlying notes on which the interest accrued and not at the election of the holders of the notes. The issuance of the notes and, therefore, the issuance of the shares in payment of interest were exempt from registration pursuant to the private placement exemption contained in
Section 4(2) of the Securities Act because the shares were issued in a transaction not involving a public offering to investors capable of evaluating the merits and risks of the investment and not in need of the protections afforded by registration under the Act.

The Company issued 28,202 shares of Class A common stock valued at approximately $39,000 in connection with matching contributions to its 401(k) plan. These issuances were not subject to the registration requirements of the Securities Act because the issuance of the shares was not voluntary and contributory on the part of employees.

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

Exhibit 31.1          Rule 13a-14(a)/15d-14(a) Certification of the Chief
                      Executive Officer

Exhibit 31.2          Rule 13a-14(a)/15d-14(a) Certification of Chief Financial
                      Officer

Exhibit 32.1          Section 1350 Certification of the Chief Executive Officer

Exhibit 32.2          Section 1350 Certification of the Chief Financial Officer

Reports on Form 8-K - EasyLink Services Corporation filed the following reports on Form 8-K during the three months ended September 30, 2004:

On July 1, 2004, the Company submitted a Form 8-K to report that the staff of the US Securities and Exchange Commission is reviewing certain transactions of its former advertising network business in 2000.

On August 5, 2004, the Company submitted a Form 8-K to furnish its second quarter 2004 earnings announcement pursuant to Item 12 of Form 8-K.

On August 16, 2004, the Company submitted a Form 8-K relating to the sale of its MailWatch service line and certain assets related thereto (the "MailWatch business") to Infocrossing, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereto duly authorized.

                                                 EasyLink Services Corporation

                                                 /s/ MICHAEL A. DOYLE
                                                 --------------------

                                                 Vice President and
                                                 Chief Financial Officer

November 15, 2004

                                  Exhibit Index

Exhibit 31.1          Rule 13a-14(a)/15d-14(a) Certification of the Chief
                      Executive Officer

Exhibit 31.2          Rule 13a-14(a)/15d-14(a) Certification of Chief Financial
                      Officer

Exhibit 32.1          Section 1350 Certification of the Chief Executive Officer

Exhibit 32.2          Section 1350 Certification of the Chief Financial Officer