Form 10-K
period 2004-12-31
EASYLINK SERVICES CORP
filed 2005-04-12
CIK 1081661

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004

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

            Title of Each Class Name of Exchange on Which Registered
      ---------------------------------------------------------------------
                                      None.

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

            Title of Each Class Name of Exchange on Which Registered
         --------------------------------------------------------------
          Class A Common Stock, $0.01 par value NASDAQ National Market

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2004 was $54,532,432. Solely for purposes of this calculation, the aggregate voting stock held by non-affiliates has been assumed to be equal to the number of outstanding shares of Class A common stock excluding shares held by all directors and executive officers of the Company and by holders of shares representing more than 10% of the outstanding Class A common stock of the Company.

Indicate the number of outstanding shares of each of the registrants' classes of common stock as of February 28, 2005: Class A common stock, 44,244,884 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2005 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

FORM 10-K INDEX

Item No.                                                                                               Page No.

Part I

1.   Business.......................................................................................         3

2.   Properties......................................................................................       10

3.   Legal Proceedings...............................................................................       10

4.   Submission of Matters to a Vote of Security Holders.............................................       12



Part II

5.   Market for Registrant's Common Equity and Related Stockholder
     Matters.........................................................................................       12

6.   Consolidated Selected Financial Data............................................................       25

7.   Management's Discussion and Analysis of Financial Condition
     and Results of Operations.......................................................................       28

7A.  Quantitative and Qualitative Disclosures About Market Risk......................................       35

8.   Consolidated Financial Statements and Supplementary Data........................................       36

9.   Changes in and Disagreements with Accountants on Accounting and
     Financial Disclosure............................................................................       65

9A.  Controls and Procedures.........................................................................       65

9B.  Other Information...............................................................................       65



Part III

The information required by Items 10 through 14 in this part is omitted pursuant to Instruction G of Form 10-K. This information will be included in an amendment to this Form 10-K or a definitive Proxy Statement, pursuant to Regulation 14A, to be filed not later than 120 days after December 31, 2004.



Part IV


15.  Exhibits and Financial Statement Schedules......................................................       66

(a) Consolidated Financial Statements and Financial Statement Schedules

     (1) Consolidated Financial Statements-See Item 8.

     (2) Financial Statement Schedules - All schedules normally required by Form
      10-K are omitted since they are either not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

(b)  Exhibits .......................................................................................       66

Signatures...........................................................................................       72

Exhibits.............................................................................................       73


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

ITEM 1   BUSINESS

COMPANY OVERVIEW

We are a provider of services that facilitate the electronic exchange of information between enterprises, their trading communities and their customers. We handle approximately one million transactions per business day that are integral to the movement of money, materials, products and people in the global economy such as insurance claims, trade and travel confirmations, purchase orders, invoices, shipping notices and funds transfers, among many others. We offer a broad range of information exchange services to businesses and service providers, including transaction delivery services involving primarily the electronic delivery of messages and transactions for our customers via EDI, fax, email and telex; and transaction management services, which integrate a range of services and capabilities that help customers better manage a business process in addition to delivering a transaction.

We offer our services to thousands of business customers worldwide including many of the Fortune Global 500. In 2004, approximately 74% of EasyLink's revenue was attributable to our United States business and 26% was attributable to our business outside the United States. Outside of the United States, we have either direct and/or indirect distribution channels in Brazil, Dubai, France, Germany, Hong Kong, India, Japan, Korea, Malaysia, Saudi Arabia, Singapore, and the United Kingdom. The United Kingdom is the largest contributor to our international revenues, as well as the primary location of EasyLink's network and servicing infrastructure, outside of the United States. See Note 19 to Consolidated Financial Statements contained in Item 8 of this report for additional information relating to our geographical operations.

Our strategy is to expand our position in the information exchange segment of the electronic commerce market by offering to our large customer base as well as new customers a tailored set of transaction delivery and transaction management services that will make our customers more competitive by reducing their costs, the time it takes them to process transactions, and the error rates associated with manual business processes. We believe that growth of our business will result from continued investment by existing and prospective customers in e-commerce systems. These systems generate transactions requiring delivery of information to or management of information among a wide range of partners and customers. We expect that the resulting exchanges of information will occur across an increasingly complex array of disparate networks, marketplaces, systems, technologies and locations. We believe that third-party providers of transaction delivery and transaction management services can substantially reduce the complexity and cost of operating in this environment. Transaction delivery and transaction management services will provide substantial benefits to businesses by migrating people-intensive and paper-based processes to electronic transaction delivery and management services. We expect that businesses will achieve these benefits by improving inventory turnover, accelerating the collection of receivables, automating manual processes, improving customer satisfaction, optimizing purchasing practices and reducing waste and overhead costs.

We believe enterprises use EasyLink's transaction delivery and transaction management services to reduce the complexity, cost and time associated with deploying and managing networks to conduct business electronically within all or a part of their trading and customer communities. For example, we help automate the collection and processing of claims forms for insurance carriers, converting the forms submitted by independent agents into electronic information that can be processed directly by the carriers' claims systems. Also, thousands of companies of all sizes use our services to streamline the routing and delivery of purchase orders to and from members of their trading communities. Our customers take advantage of our ability to accept a transaction in just about any form and from virtually any environment in which enterprise transactions originate, and deliver it in just about any form to virtually any other environment, replacing slow, costly, labor and paper-intensive methods that are in wide use today. We derive revenue from per-message charges, per-page charges, per-minute charges, per-character set charges, monthly per-user fees, license fees and consulting fees.

Typically, our services extend the capabilities and geographic reach of a customer's e-commerce system. By using our services, a customer can exchange information in a reliable and secure manner and with the flexibility to adapt to the diversity of e-commerce systems and applications in use. Our transaction delivery and transaction management services provide a broad range of capabilities to enterprises, including the ability to:

- gain access to and use our services through a variety of commonly used enterprise e-commerce application platforms such as: SAP, Oracle, Web sites, electronic data interchange or EDI systems and others, running on computer systems from mainframe to desktop PC to handheld computer systems;

-    send and receive and transform information using alternative message types:
     EDI, fax, e-mail and telex;

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

- transform and exchange information in over 200 document types or formats, including EDI, HTML, XML, PDF, TIFF.

- Convert paper and fax transactions into electronic data formats including EDI and XML, which can be processed directly by customer systems such as claims systems, purchasing and payment systems, underwriting systems, workflow systems and databases.

Through the ongoing development and introduction of new services, we plan to continue to build upon the substantial customer base, technology and servicing assets we brought together during 2001. We are building these capabilities to increase the accessibility, security, data translation and document transformation capabilities of our network.

OUR BUSINESS SERVICES

We offer a range of transaction management and transaction delivery services to a customer base composed predominantly of business enterprises. The following chart describes our major service offerings in each category:

               SERVICE                                                  DESCRIPTION

TRANSACTION MANAGEMENT SERVICES:
--------------------------------------------

INTEGRATED DESKTOP MESSAGING SERVICES            EasyLink Integrated Desktop Messaging allows our customers to integrate fax sending and receiving with their existing corporate email systems and associated administrative systems. Offered on an outsourced basis, this service helps align fax communications with existing electronic workflow systems and procedures, including employee administration, security and compliance. In addition to providing user faxing functionality, the service offers several key administrative management features including user administration (including integration with back office personnel systems), call detail reporting for internal accounting support, and private label branding services.

EASYLINK DOCUMENT CAPTURE
 AND  MANAGEMENT SERVICES:                      EasyLink Document Capture and Management Services are a family of services that significantly reduce the time and expense associated with receiving and processing transactions that originate on paper forms by digitally converting them into usable data that can be processed directly by enterprise systems such as production servers, workflow solutions, and databases. The service family currently includes:

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


EASYLINK PRODUCTION MESSAGING PM2.0
 SERVICE:                                       EasyLink Production Messaging PM2.0 Service is an enhanced production messaging service that enables our customers to automate and personalize outbound communications with their global business partners. This service allows customers to use Internet-based protocols (SMTP, TLS, FTP, and Secure FTP) and document structures (HTML, XML and Rich Text Format). PM2.0 supports multiple delivery options, including email, fax and file transfer, and provides network-based document transformation services including password protection and encryption of outbound transactions. Easylink's customers are able to integrate their own enterprise applications with our PM2.0 services using application programming interfaces (or APIs) and are able to administer their use of PM2.0 services securely over the web. Outbound transactions delivered via PM2.0 include electronic brokerage statements, newsletters, invoices, travel reservations, price notifications, trade confirmations and other business critical documents.


TRANSACTION DELIVERY SERVICES:
--------------------------------------------

EDI SERVICES

   EASYLINK EDI SERVICE                         EasyLink EDI (Electronic Data Interchange) Service allows our customers to manage the electronic exchange of business documents (such as purchase orders and invoices among others) using standardized formats such as ANSI X.12 and
                                                UN-EDIFACT without human intervention. The EasyLink EDI Service offers businesses all the key elements needed for traditional EDI implementation including network, design, systems, software and implementation support.

   EASYLINK IP-EDI SERVICE                      IP-EDI SERVICE The EasyLink IP (Internet Protocol) EDI Service provides Internet access to EDI, enabling small to medium sized enterprises to trade with their major partners in a more cost-effective and easier to implement manner.

   EASYLINK WEB EDI SERVICE                     EasyLink Web EDI Service provides an intelligent, browser-based data entry interface for trading partners to easily and efficiently exchange business documents electronically. EasyLink typically custom-develops this interface and associated back-end processing capabilities to meet the specific application needs and operating environment of our customer.

EASYLINK PRODUCTION MESSAGING SERVICES:         EasyLink Production Messaging Services allow our customers to deliver high volumes of mission-critical documents such as invoices, purchase orders, shipping notices, or bank wire transfers from virtually any enterprise environment to global business partners through various non-EDI message delivery modes including e-mail, fax, and telex. Typical applications include on-net conversion of text files to email, fax and telex formats with supporting notification of delivery status to the transaction originator.

REVENUES

We derive revenue from per-message charges, per-page charges, per-minute charges, per-character set charges, monthly per-user fees, license fees and consulting fees.

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


WORLDWIDE SALES AND MARKETING

Our primary marketing objectives are to:

-    promote higher usage of our services

-    retain, cross-sell and upsell our existing customer base;

-    grow our new customer and distribution base; and

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

Telephone support: Inbound phone calls are managed using an Automated Call Distribution (ACD) system which directs call-prioritization and skill-based routing. Additionally, proprietary and commercial applications are used to capture customer phone contact information and maintain customer contact history files.

Technical support: The customer support teams include technical support engineers. Technical support engineers provide internal subject matter expertise to customer service representatives, analyze root causes for customer contacts, and recommend improvements to products, tools, knowledge bases and training. The engineers also develop support preparation plans to enable customer service to efficiently support new products and services.

TECHNOLOGY

EASYLINK SERVICES NETWORK

The EasyLink Services Network is a distributed, managed Internet Protocol
(IP)-based global network that supports all of our Transaction Management and Transaction Delivery services. The EasyLink Services distributed message network is built upon a combination of highly reliable message switching computer systems dispersed around the world. We strive to operate our message systems at 99.5% availability to ensure continuous reliability for EasyLink Services customers' business critical applications.

The message switching systems are located at various operational centers in the United States as well as in the United Kingdom. The operational centers are located in major metropolitan centers with easy access to major network providers such as AT&T. This enables EasyLink Services to easily address facility growth. It also allows efficient access to EasyLink Services' major customers and potential markets. All of the EasyLink Services operational centers are secured with continuous power supply. As part of our acquisition of the EasyLink messaging services business, message switches for the transaction delivery network relating to this business are located at premises leased from AT&T.

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

On February 23, 2001, we completed the acquisition of Swift Telecommunications, Inc. and the EasyLink Services business that Swift had just acquired from AT&T Corp. The EasyLink Services business acquired from AT&T provided a variety of transaction delivery services such as EDI and production messaging services. This business was a division of AT&T and was not a separate independent operating entity. We hired only a portion of the employees of the business. Under a Transition Services Agreement, AT&T provided us with a variety of services to enable us to continue to operate the business pending the transition to EasyLink. We have successfully transitioned virtually all of the services provided by AT&T under the Transition Services Agreement to ourselves, including customer service, network operations center, telex switching equipment and services and office space in a variety of locations. The Transition Services Agreement expired on January 31, 2003. However, the network for the portion of this business relating to EDI, fax and email services continues to reside on AT&T's premises under an agreement with AT&T, but is being operated and maintained by EasyLink. This agreement expires on January 31, 2006, and AT&T has informed us that they do not wish to extend the agreement beyond this date. If we are unable to extend the agreement, we will need to either migrate the network off of the AT&T premises to EasyLink's premises or migrate the customers to a replacement network. As a result, we have begun the build out of a new network center at our corporate headquarters located in Piscataway, New Jersey and have commenced the planning process for the migration of these operations to this center. Effective February 1, 2003, the Company entered into a Professional Services Agreement with AT&T providing for technical support at the AT&T facility. The original agreement was for a term of six months but, as provided in the agreement, has been renewed for additional six month periods at EasyLink's request although generally at reduced levels of service.

TELECOMMUNICATIONS SERVICES

In connection with the acquisition of the EasyLink Services business from AT&T Corporation in 2001, the Company entered into a Master Carrier Agreement with AT&T. Under this agreement, AT&T has provided the Company with a variety of telecommunications services that are required in connection with the provision of the Company's services. In April, 2004, the Company entered into a Data Service Terms and Pricing attachment (the "MCA Attachment") to the Master Carrier Agreement for the renewed purchase of private line and satellite services for a minimum term of 18 months with an option by the Company to extend the term up to an additional 12 months. Under the MCA Attachment, the Company has a minimum purchase commitment for services equal to $3.6 million over the initial contract period of 18 months. If the Company terminates the network connection services or the private line and satellite services prior to the end of the applicable term or AT&T terminates the services for the Company's breach, the Company must pay to AT&T a termination charge equal to 50% of the unsatisfied minimum purchase commitment for these services for the period in which termination occurs plus 50% of the minimum purchase commitment for each remaining commitment period in the term. If the Company decides to exercise the option at the end of the initial contract period, there is no minimum purchase commitment and the service term is on a month-to-month basis. During 2003, the Company entered into a separate agreement for a term of 36 months ending in September 2006 for switched services from AT&T which includes a minimum revenue commitment of $120,000 per year. The Company has complied with the annual minimum revenue commitment for switched services through the annual period ending September 2004.

We have committed to purchase from MCI Worldcom a minimum of $900,000 per 12-month period in other telecommunications services through March 2007.

COMPETITION

Depending on the particular service that we offer, we compete with a range of companies in the transaction delivery services and transaction management services markets, including both premises-based and service-based solutions providers. We believe that our ability to compete successfully will depend upon a number of factors, including market presence; the capacity, reliability and security of our network infrastructure; the pricing policies of our competitors and suppliers; the timing of introductions of new services and service enhancements by us and our competitors; and industry and general economic trends.

Competition in the transaction delivery and transaction management sectors varies. Competitors in the EDI and Trading Community Enablement Services markets include Inovis, Internet Commerce Corp., GXS, IBM Interchange Services and Sterling Commerce, Inc., a subsidiary of SBC Communications Inc. Our competitors in the integrated desktop messaging and production messaging markets include PTEK Holdings Inc.'s Xpedite Services and J2 Global Communications as well as a number of smaller, regional providers around the world. Competition in the document capture and management services markets is primarily in the form of software-based solutions customers deploy and operate themselves, as well as a number of small, regional service bureau companies.

Many of these competitors have greater market presence, engineering and marketing capabilities, and/or technological, financial and personnel resources than those available to us. As a result, they may be able to develop and expand their communications and network infrastructures more quickly, adapt more swiftly to new or emerging technologies and changes in customer requirements, take advantage of acquisition and other opportunities more readily, and devote greater resources to the marketing and sale of their products and services. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their services to address the needs of our current and prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. In addition to direct competitors, many of our larger potential customers may seek to internally fulfill their needs through the deployment of their own on premises messaging systems.

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

ITEM 2   PROPERTIES

UNITED STATES

Our headquarters are located in Piscataway, New Jersey where we occupy approximately 67,000 square feet of office, development lab and network space under a lease expiring in 2013. Our headquarters were previously located in Edison, New Jersey, where we have approximately 15,000 square feet still remaining under leases expiring in 2005 and 2006. In addition, we have office, development lab and network space at four other locations throughout the United States under leases expiring primarily in 2005 and 2006; three U.S. network installations co-located in telehousing facilities under short-term leases; and a sales office in New York City under a lease expiring in 2007. In connection with the acquisition of the EasyLink Services business from AT&T we also lease approximately 4,000 square feet under an Equipment Space Sublease Agreement with AT&T, as amended, for the operation of the network equipment for this business through January 31, 2006.

While we believe that these facilities meet our anticipated needs at least through the end of 2005, we continually review our needs and may add facilities in the future.

INTERNATIONAL

We lease approximately 11,000 square feet of office space in two locations in England. One lease for the United Kingdom headquarters in London expires in June 2017, with cancellation allowable, 10 years prior to expiration in 2007. The second lease expires in May 2005.

We lease approximately 15,000 square feet of office space in locations in Hong Kong, Germany, Singapore, Malaysia, Brazil, France, South Korea and India. The leases expire at various dates through January 2007.

We also have telehousing and co-location agreements under short-term leases for our communications nodes around the world.

See the table of long-term obligations and commitments contained in Item 7, Part II, Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources for information relating to our lease commitments.

ITEM 3   LEGAL PROCEEDINGS

From time to time we have been, and expect to continue to be, subject to legal proceedings and claims in the ordinary course of business. These include claims of alleged infringement of third-party patents, trademarks, copyrights, domain names and other similar proprietary rights; employment claims; claims alleging unsolicited commercial faxes sent on behalf of our customers; and contract claims. These claims include claims that some of our services employ technology covered by third party patents. These claims, even if not meritorious, could require us to expend significant financial and managerial resources. No assurance can be given as to the outcome of one or more claims of this nature. If an infringement claim were determined in a manner adverse to the Company, we may be required to discontinue use of any infringing technology, to pay damages and/or to pay ongoing license fees which would increase our costs of providing service.

In connection with the termination of an agreement to sell the portal operations of the Company's discontinued India.com business, the Company brought suit against a broker that it had engaged in connection with the proposed sale of the portal operations alleging, among other things, breach of contract and misrepresentation. The broker brought a counterclaim against the Company for a brokerage fee that would have been payable on the closing of the proposed sale. The court entered a judgment in the amount of $931,000 against the Company. In response to the judgment, the Company filed a motion to alter the judgment in which the Company, among other things, requested that the Court vacate the judgment or reduce the amount of damages. On February 20, 2003, the Court vacated the original judgment and entered a declaratory judgment in EasyLink's favor that EasyLink does not owe the broker any fee or other compensation arising from the failed sale of the portal operations. On March 13, 2003, the broker filed a motion to amend the judgment or for a new trial requesting, among other things, re-instatement of the original judgment or, in the alternative, a new trial. On September 10, 2003, the Court reinstated the previously vacated judgment in favor of the broker in the original amount of $931,000. The Company filed for an appeal. The Court has permitted the Company, in lieu of posting an appeal bond, to place $400,000 into a trust account to provide funds for the payment of the judgment if upheld on appeal. The Company has paid in full the $400,000 into the trust account. Oral arguments on the appeal occurred on September 22, 2004, and the parties await the decision of the Court of Appeals. No assurance can be given as to the Company's likelihood of success or its ultimate liability, if any, in connection with this matter. We cannot assure you that our ultimate liability, if any, in connection with the claim will not have a material adverse effect on our financial condition or cash flows.

On November 19, 2003, Depository Trust Company ("DTC") instituted suit against the Company in the United States District Court for the District of New Jersey for moneys allegedly due under a sublease entered into by the Company in September 1999 for premises located in Jersey City, New Jersey. DTC sought additional unspecified amounts from the Company to compensate DTC for alleged damages resulting from the Company's alleged breach of the Sublease and the resulting termination thereof by DTC in October 2001. The Company filed an Answer and Counterclaim against DTC seeking the return of all or a substantial portion of the proceeds of a $1 million letter of credit procured by the Company to secure its obligations under the sublease and drawn upon in full by DTC and alleging that DTC failed to mitigate damages by not re-renting the space. During the fourth quarter of 2004, the Company and DTC settled the lawsuit. Under the settlement, the Company paid DTC $30,000 in partial reimbursement for DTC's legal expenses and the parties agreed to exchange mutual releases with respect to all claims under the lease and the lawsuit. The court has entered an order dismissing the case with prejudice.

An Indian-based subsidiary of our discontinued India.com, Inc. subsidiary has received notices of tax assessment from the Indian tax authorities for approximately $650,000 in tax assessments. The subsidiary, which ceased operations in December 2001, intends to defend the assessments. The Company sold its indirect interest in the subsidiary through the disposition of India.com, Inc. in December 2004. This indirect interest in the subsidiary was sold in December 2004 to Gerald Gorman, the former Chairman of the board of directors.

The Company previously reported that the staff of the US Securities and Exchange Commission was reviewing certain transactions accounting for approximately $4.8 million of revenue generated by its former advertising network business in 2000, a year in which the Company reported $61.2 million in total revenue. The Company announced that it has reached a settlement of the matter with the SEC. Under the settlement, the Company agreed to the entry of an SEC order requiring that it cease and desist from violations of certain reporting, record keeping and internal control provisions of the federal securities laws. The Company settled without admitting or denying the statements made in the SEC's findings. The order does not impose any fine or other penalty upon EasyLink and does not require restatement of any of EasyLink's historical financial statements.


On January 28, 2005, Steven Brin instituted a third party complaint against the Company and four other companies and two individuals for implied indemnification and/or contribution. The case was filed in the Circuit Court of Cook County, Illinois, County Department, Chancery Division, Case No. 03 CH 13062. In the underlying action against Mr. Brin in the same case, titled Jerold Rawson et al.
v. Steven Brin et al.,the plaintiffs filed a putative class action against Mr. Brin and the other defendants for allegedly sending or causing to be sent unsolicited advertisements to telephone facsimile machines in violation of the federal Telephone Consumer Protection Act, 47 U.S.C. ss. 227, the Illinois Consumer Fraud and Deceptive Business Practices Act and common law conversion and trespass. Mr. Brin has denied liability to the plaintiffs. Mr. Brin alleges in the third party complaint filed against the Company and the other third-party defendants, however, that, if he is found liable to the plaintiffs in the underlying complaint, then the Company and the other third party defendants should be held liable to Mr. Brin for implied indemnification and/or contribution. The Company has until April 13, 2005 to file its answer or otherwise plead to the third-party complaint, absent an extension. The plaintiff in the underlying lawsuit made an offer to the defendant to settle the claim for $30,000. Although we intend to defend this lawsuit vigorously, we cannot assure you that our ultimate liability, if any, in connection with this matter will not have a material adverse effect on our results of operations, financial condition or cash flows.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year covered by this report, no matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise.

ITEM 5  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

MARKET PRICE

                                                                                         2004
                                                       FOURTH QUARTER      THIRD QUARTER       SECOND QUARTER       FIRST QUARTER
                                                       --------------      -------------       --------------       -------------
High............................................           $1.66              $1.50                $2.17               $1.90
Low.............................................           $1.12              $1.15                $1.09               $1.35
MARKET PRICE
                                                                                         2003
                                                       FOURTH QUARTER      THIRD QUARTER       SECOND QUARTER       FIRST QUARTER
                                                       --------------      -------------       --------------       ------------
High............................................           $1.96              $2.65                $0.88               $1.00
Low.............................................           $1.11              $0.63                $0.45               $0.40



The Nasdaq closing market price at February 28, 2005 was $1.08.

DIVIDENDS

The Company has never declared or paid any cash dividends on its common stock and does not anticipate paying any cash dividends on its stock in the foreseeable future. The Company currently intends to retain future earnings, if any, to pay its obligations and to finance the expansion of its business. The Company's credit agreement with Wells Fargo Foothill, Inc. contains a prohibition on any distribution or any declaration or payment of any dividends (in cash or other property, other than common stock) on, or purchase, acquisition, redemption, or retirement of any of any stock, of any class, of the Company.

NUMBER OF SECURITY HOLDERS

At February 28, 2005, the approximate number of holders of record of Class A common stock was 637, although there were many more beneficial owners.

STOCK LISTINGS

The principal market on which the common stock is traded is the NASDAQ National Market under the symbol "EASY".


EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2004 with respect to shares of our common stock that may be issued under our existing equity compensation plans.


                                                                     YEAR ENDED DECEMBER 31, 2004
                                         ------------------------------------------------------------------------------------------
                                                                                                      NUMBER OF SECURITIES
                                         NUMBER OF SECURITES TO BE  WEIGHTED AVERAGE EXERCISE        REMAINING AVAILABLE FOR
                                          ISSUED UPON EXERCISE OF     PRICE OF OUTSTANDING         FUTURE ISSUANCE UNDER EQUITY
                                           OUTSTANDING OPTIONS,       OPTIONS, WARRANTS AND       COMPENSATION PLANS (EXCLUDING
                                            WARRANTS AND RIGHTS            RIGHTS               SECURITIES REFLECTED IN COLUMN (A))
PLAN CATEGORY                                     (A)                         (B)                            (C)
-------------                            -----------------------    ------------------------    -----------------------------------

Equity compensation plans approved by
security holders . . . . . . . . . . . .        4,403,478                  $   2.73                           721,465

Equity compensation plans not approved
by security holders (1) . . . . . . . .           688,785                  $  10.65                                 -
                                         -----------------------    ------------------------    -----------------------------------

Total:  . . . . . . . . . . . . . . . .         5,092,263                  $   3.80                           721,465


--------------------------

(1) Includes options to purchase 77,028 shares of Class A common stock at a weighted average exercise price of $13.20 per share under the Netmoves 1996 Stock Option Plan which were assumed in connection with the acquisition of Netmoves Corporation by the Company in 2000.

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



                                                                 YEAR ENDED DECEMBER 31, 2004
                                     --------------------------------------------------------------------------------------
                                                                                                  NUMBER OF SECURITIES
                                     NUMBER OF SECURITES TO BE  WEIGHTED AVERAGE EXERCISE        REMAINING AVAILABLE FOR
                                      ISSUED UPON EXERCISE OF      PRICE OF OUTSTANDING       FUTURE ISSUANCE UNDER EQUITY
                                       OUTSTANDING OPTIONS,       OPTIONS, WARRANTS AND      COMPENSATION PLANS (EXCLUDING
                                       WARRANTS AND RIGHTS              RIGHTS                  SECURITIES REFLECTED IN
                                                                                                     COLUMN (A))
PLAN                                          (A)                         (B)                            (C)
----                                 -----------------------    ------------------------     ------------------------------

Plans Adopted in Acquisitions:
The Allegro Group Stock Option
Plan .............................           1,139               $            7.84                     -
Lansoft Stock Option Plan ........             600               $           16.88                     -
Netmoves 2000 Stock Option Plan...          46,554               $           17.71                     -
Netmoves 1996 Stock Option Plan...          77,028               $           13.20                     -
Other Plans:
Mail.com 1999 Supplemental Stock
Option Plan.......................          94,226               $           8.71                      -
Mail.com 2000 Supplemental Stock
Option Plan.......................         138,260               $           5.59                      -



       The Company granted non-qualified options under individual stock option agreements to the persons and on the terms indicated in the following table:

NAME                                      GRANT DATE       EXPIRATION DATE        SHARES         EXERCISE PRICE
----                                   --------------   -------------------  ------------   --------------------
Gerald Gorman .......................         6/1/96                6/1/06        40,000                $1.0000
Gerald Gorman .......................       12/31/96              12/31/06         7,250                 5.0000
Gerald Gorman........................         2/1/97                2/1/07         2,000                10.0000
Frank Graziano ......................       11/14/00               1/31/09             4                16.8750
Frank Graziano.......................       11/14/00               3/31/09           165                16.8750
Frank Graziano.......................       11/14/00               2/28/09           338                16.8750
Dave Milligan........................         6/1/96                6/1/06        25,000                 1.0000
Gary Millin .........................         6/1/96                6/1/06        25,000                 1.0000
Gary Millin .........................       12/31/96              12/31/06         9,700                 5.0000
Gary Millin .........................         2/1/97                2/1/07         2,000                10.0000
Gary Millin .........................         2/1/97                2/1/07        10,000                10.0000
Thomas Murawski......................        1/26/01               1/26/11       170,000                12.8125
Charles Walden.......................        2/16/98               2/16/08        39,520                35.0000
                                                                             ------------
       Total ........................                                            330,978
                                                                             ============

RECENT SALES OF UNREGISTERED SECURITIES

During the three months ended December 31, 2004, EasyLink Services issued
99,992 shares of Class A common stock in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933 or otherwise based on the inapplicability of the registration requirements of the Act as follows:

During the three months ended December 31, 2004, we issued 83,684 shares of Class A common stock to the Company's 401(k) plan for employees' accounts at a weighted average price of $1.38 per share representing the Company's matching contribution to the plan.

On December 1, 2004, we issued 7,508 shares valued at $10,677, in payment of interest under the terms of a promissory note pursuant to the terms of the note.

During the three months ended December 31, 2004 we issued 8,800 shares to employees in connection with the exercise of employee stock options.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

WE HAVE ONLY A LIMITED OPERATING HISTORY AND SOME OF OUR SERVICES ARE IN A NEW AND UNPROVEN INDUSTRY.

We have only a limited operating history upon which you can evaluate our business and our prospects. EasyLink was incorporated under the name Globecomm, Inc. in 1994 in the State of Delaware. We launched our business by offering a commercial email service in November 1996 under the name iName. We changed our company name to Mail.com, Inc. in January 1999. In February 2000, we acquired NetMoves Corporation, a provider of a variety of transaction delivery services to businesses. In March 2000, we formed WORLD.com to develop and operate our domain name properties as independent Web sites. In the fourth quarter of 2000, we announced our intention to focus exclusively on the business market and to sell all assets not related to this business. In February 2001, we acquired Swift Telecommunications, Inc., which had contemporaneously acquired the EasyLink Services business from AT&T Corp. The EasyLink Services business is a provider of transaction delivery services such as electronic data interchange or EDI and production messaging services. Swift was a provider of production messaging services, principally telex services. On March 30, 2001, we announced that we had sold our advertising network business to Net2Phone, Inc., and on May 3, 2001 our Asia.com, Inc. subsidiary completed the sale of its business. In October 2001, we sold a subsidiary of India.com, Inc. and have since ceased the conduct of the portal operations of India.com, Inc. In January 2002, we announced our strategy to expand our position in the transaction delivery segment of the electronic commerce market and to begin to offer to our large customer base related transaction management services that automate more components of our customers' business processes. In 2002, we commercially introduced our Document Capture and Management Services which began to generate revenues in 2003. Our success will depend in part upon our ability to maintain or expand our sales of transaction delivery services, our ability to successfully develop transaction management services, the development of a viable market for fee-based transaction management services on an outsourced basis and our ability to compete successfully in those markets. For the reasons discussed in more detail below, there are substantial obstacles to our achieving and sustaining profitability.

WE HAVE INCURRED LOSSES FROM OPERATIONS IN PRIOR YEARS.

We achieved income from operations for a full fiscal year for the first time in 2004, but we may not be able to sustain profitability. We had net income of $50.9 million for the year ended December 31, 2003; however, the net income for 2003 included $54.1 million of gains on debt restructuring and settlements. For years prior to 2003 and since our inception in 1999 we incurred net losses in every year resulting in an accumulated deficit of $540.7 million as of December 31, 2004.

We intend to upgrade and enhance our technology and networks, increase our sales and marketing expenditures and improve and expand our management information and other internal systems. We intend to continue to make strategic acquisitions and investments where resources permit, which may result in significant amortization of intangibles and other expenses or a later impairment charge arising out of the write-off of assets, including goodwill, booked as a result of such acquisitions or investments. We intend to make these expenditures in anticipation of higher revenues, but there will be a delay in realizing higher revenues even if we are successful. We have experienced declining revenues in each of the years ended December 31, 2004, 2003 and 2002 as compared to the prior year. See Part II, Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this report on Form 10-K. If we do not succeed in maintaining or increasing our revenues, our losses may recur.

WE MAY NEED TO RAISE CAPITAL IN THE FUTURE TO INVEST IN THE GROWTH OF OUR BUSINESS AND TO FUND NECESSARY EXPENDITURES.

We may need to raise additional capital in the future. See Part I. Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources. At December 31, 2004, we had $12.3 million of cash and cash equivalents. Our principal fixed commitments consist of obligations under a credit agreement, obligations under capital leases, obligations under office space leases, accounts payable and other current obligations, commitments for capital expenditures and commitments for telecommunications services. For each of the five years ended December 31, 2004, 2003, 2002, 2001 and 2000, we received a report from our independent accountants containing an explanatory paragraph stating that we have a working capital deficiency and an accumulated deficit that raise substantial doubt about our ability to continue as a going concern. We may need additional financing to invest in the growth of our business and to pay other obligations, and the availability of such financing when needed, on terms acceptable to us, or at all, is uncertain. See "Risk Factors - We have incurred significant indebtedness for money borrowed, and we may be unable to pay debt service on this indebtedness." If we are unable to raise additional financing, generate sufficient cash flow, or restructure our debt obligations before they become due and payable, we may be unable to continue as a going concern.

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

WE HAVE INCURRED SIGNIFICANT INDEBTEDNESS FOR MONEY BORROWED, AND WE MAY BE UNABLE TO PAY DEBT SERVICE ON THIS INDEBTEDNESS.

As of December 31, 2004, we had outstanding approximately $1.4 million in subordinated convertible notes due in 2005; a term loan of $12 million payable over 5 years; obligations under office space leases; and commitments for telecommunications services. We currently have $4.1 million in principal payments, including $1.4 in payments on the subordinated convertible notes which was made on February 1, 2005, and additional amounts in interest payments due during the twelve month period after December 31, 2004. Our credit facility with Wells Fargo requires us to maintain minimum specified levels of EBITDA and prohibits us from incurring capital expenditures in excess of specified amounts. See "Management's Discussion and Analysis - Liquidity and Capital Resources" contained in this filing on Form 10-K and subsequent filings with the SEC. We recently received a waiver of the capital expenditures covenant for 2004.

We cannot assure you that we will be able to pay interest and other amounts due on our outstanding indebtedness, or our other obligations, on the scheduled dates or at all. If our cash flow and cash balances are inadequate to meet our obligations, we could face substantial liquidity problems. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments, or if we otherwise fail to comply with any covenants in our indebtedness such as the EBITDA or capital expenditures covenants, we would be in default under these obligations, which would permit these lenders to accelerate the maturity of the obligations and could cause defaults under our indebtedness. Any such default could have a material adverse effect on our business, results of operations and financial condition. We cannot assure you that we would be able to repay amounts due on our indebtedness if payment of the indebtedness were accelerated following the occurrence of an event of default under, or certain other events specified in, the agreements governing our outstanding indebtedness and capital leases.

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

We may not successfully overcome problems encountered in connection with potential acquisitions. In addition, an acquisition could materially impair our operating results by diluting our stockholders' equity, causing us to incur additional debt or requiring us to incur acquisition expenses or amortize or depreciate acquired intangible and tangible assets or to incur impairment charges as a result of the write-off of assets, including goodwill, recorded as a result of such acquisition.

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

Under a Transition Services Agreement entered into in connection with the acquisition, AT&T agreed to provide us with a variety of services to enable us to continue to operate the business pending the transition to EasyLink. We have successfully transitioned virtually all of these services provided by AT&T under the Transition Services Agreement to ourselves, including customer service, network operations center, telex switching equipment and services and office space in a variety of locations. The Transition Services Agreement expired on January 31, 2003. However, the network for the portion of this business relating to EDI, fax and email services continues to reside on AT&T's premises under an agreement with AT&T, but is being operated and maintained by EasyLink. This agreement expires on January 31, 2006, and AT&T has informed us that they will not extend the agreement beyond this date. If we are unable to extend the agreement, we will need to either migrate the network off of the AT&T premises to EasyLink's premises or migrate the customers to a replacement network. As a result, we have begun the build out of a new network center at our corporate headquarters located in Piscataway, New Jersey and have commenced the planning process for the migration of these operations to this center.

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

OUTSOURCING OF TRANSACTION MANAGEMENT SERVICES MAY NOT PROVE TO BE A VIABLE BUSINESS.

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

There are significant obstacles to the full development of a sizable market for the outsourcing of transaction management services. Outsourcing is one of the principal methods by which we will attempt to reach the size we believe is necessary to be successful. Security and the reliability of service, however, are likely to be of concern to enterprises and service providers deciding whether to outsource their transaction management or to continue to provide it themselves. These concerns are likely to be particularly strong at larger businesses and service providers, which are better able to afford the costs of maintaining their own systems. While we intend to focus exclusively on our outsourced transaction delivery and transaction management services, we cannot be sure that we will be able to maintain or expand our business customer base. In addition, the sales cycle for many of these services is lengthy and could delay our ability to generate revenues in this market.

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

- non-cash charges associated with the adoption of SFAS 123R, "Share-Based Payment," which requires the recognition of compensation expense for all share-based payments and employee stock options beginning in the third quarter of 2005;

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

Our future success depends to a significant extent on the continued service of our key technical, sales and senior management personnel, but they have no contractual obligation to remain with us. In particular, our success depends on the continued service of Thomas F. Murawski, our President and Chief Executive Officer, and Michael A. Doyle, our Vice President and Chief Financial Officer. The loss of the services of Messrs. Murawski or of Mr. Doyle, or several other key employees, would impede the operation and growth of our business.

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

OUR COMPUTER SYSTEMS MAY FAIL AND INTERRUPT OUR SERVICE.

Our customers have in the past experienced interruptions in our services. We believe that these interruptions will continue to occur from time to time. These interruptions are due to hardware failures, failures in telecommunications and other services provided to us by third parties and other computer system failures. These failures have resulted and may continue to result in significant disruptions to our service. Some of our operations have redundant switch-over capability. Although we plan to install backup computers and implement procedures on other parts of our operations to reduce the impact of future malfunctions in these systems, the presence of single points of failure in our network increases the risk of service interruptions. In addition, substantially all of our computer and communications systems relating to our services are currently located in Glen Head, New York; Jersey City, New Jersey; Piscataway, New Jersey; Washington, DC; Bridgeton, Missouri; Dayton, Ohio, and London, England. We currently do not have alternate sites from which we could conduct these operations in the event of a disaster. Our computer and communications hardware is vulnerable to damage or interruption from fire, flood, earthquake, power loss, telecommunications failure and similar events. Our services would be suspended for a significant period of time if any of our primary data centers was severely damaged or destroyed. We might also lose customer transaction documents and other customer files, causing significant customer dissatisfaction and possibly giving rise to claims for monetary damages. We plan to consolidate over time an increasing portion of our computer systems and networks, including the migration of the network equipment from the leased AT & T facility to our corporate headquarters. This consolidation may result in interruptions in our services to some of our customers.

OUR SERVICES WILL BECOME LESS DESIRABLE OR OBSOLETE IF WE ARE UNABLE TO KEEP UP WITH THE RAPID CHANGES CHARACTERISTIC OF OUR BUSINESS.

Our success will depend on our ability to enhance our existing services and to introduce new services in order to adapt to rapidly changing technologies, industry standards and customer demands. To compete successfully, we will have to accurately anticipate changes in business demand and add new features to our services very rapidly. We may not be able to develop or integrate the necessary technology into our computer systems on a timely basis or without degrading the performance of our existing services. We cannot be sure that, once integrated, new technology will function as expected. Delays in introducing effective new services could cause existing and potential customers to forego use of our services.

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

Our business depends on the effectiveness of the Internet as a means of transmitting data. The recent growth in the use of the Internet has caused frequent interruptions and delays in accessing and transmitting data over the Internet. Any deterioration in the performance of the Internet as a whole could undermine the benefits of our services. Therefore, our success depends on improvements being made to the entire Internet infrastructure to alleviate overloading and congestion. We also depend on telecommunications network suppliers such as AT&T Corporation, MCI and XO Communications for a variety of telecommunications and Internet services. The network for the EasyLink Services business acquired from AT&T continues to reside on AT&T's premises. See "Risk Factors - We may be unable to successfully complete the migration of the network relating to our business acquired from AT&T off of AT&T premises" above, "Item
1. Business - Technology" contained in this Form 10-K and subsequent filings with the Securities and Exchange Commission.

OUR INTERNATIONAL OPERATIONS ARE SUBJECT TO SIGNIFICANT RISKS AND OUR OPERATING RESULTS MAY SUFFER IF OUR REVENUES FROM INTERNATIONAL OPERATIONS DO NOT EXCEED THE COSTS OF THOSE OPERATIONS.

We operate in international markets. We may not be able to compete effectively in these markets. If our revenues from international operations do not exceed the expense of establishing and maintaining these operations, our operating results will suffer. We face significant risks inherent in conducting business internationally, such as:

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

REGULATION OF TRANSACTION DELIVERY AND TRANSACTION MANAGEMENT SERVICES AND INTERNET USE IS EVOLVING AND MAY ADVERSELY IMPACT OUR BUSINESS.

Currently, few laws or regulations specifically regulate activity on the Internet. With some exceptions, online activity is not subject to laws and regulations that differ from those applicable to offline activities. In cases where online activity is subject to unique regulatory regimes, those regulatory approaches currently tend to be less burdensome than their offline counterparts.

Laws and regulations may, however, be adopted in the future to address issues such as user privacy, pricing, and the characteristics and quality of products and services in the online context specifically, or to impose traditional regulatory paradigms on online activity. The Federal Communications Commission ("FCC") is currently considering whether to impose certain regulations on some entities that provide service using the Internet or Internet protocol ("IP"), including but not limited to voice over Internet Protocol ("VoIP") telephony. Such potential rules could include requirements to provide enhanced 911 capability, ensure access for disabled persons, cooperate with law enforcement, contribute to universal service funds, and pay for using the public telephone network. Any of these requirements, if applicable to a given service, could increase the cost of providing that service. It cannot yet be predicted whether those rules will be adopted at all and, if so, whether they would be applied to our non-voice services.

The Company and its customers are subject to laws and regulations protecting personal and other confidential information in connection with the exchange of this information by these customers using the Company's services.

At present, in the United States, interactive Internet-based service providers have substantial legal protection for the transmission of third-party content that is infringing, defamatory, pornographic, or otherwise illegal. We cannot guarantee that a U.S. court would not conclude that we do not qualify for these protections as an interactive service provider. We do not and cannot screen all of the content generated and received by users of our services or the recipients of messages delivered through our services. Some foreign governments, such as Germany and France, have enforced content-related laws and regulations against Internet service providers.

We believe that our services are "information services" under the Telecommunications Act of 1996 and related precedent and therefore would not currently be subject to traditional U.S. telecommunication services regulation. Although the FCC has indicated that it views Internet-based services as being interstate and subject to the protection of federal laws that warrant preemption of state efforts to impose traditional common carrier regulation on such services, the FCC's efforts are currently under legal challenge and we cannot predict the outcome of state efforts to regulate such services or the scope of federal policy to preempt such efforts. While the FCC historically has refrained from regulating IP-based communications, it has also sought comment about whether and to what extent it should regulate such communications in the future.

Continued changes in telecommunications regulations may significantly reduce the cost of domestic and international calls. To the extent that the cost of domestic and international calls decreases, we will face increased competition for our fax services which may have a material adverse effect on our business, financial condition, or results of operations.

FCC regulations require providers of telecommunications services to contribute to the Universal Service Fund, a fund established to subsidize telecommunications service in rural areas in the United States. Such providers are authorized to then pass those contribution costs on to their customers; our costs for telecommunications services that we purchase thus reflect these amounts. The contributions are currently calculated as a percentage of telecommunications services revenues. Alternative contribution methodologies, such as the imposition of a fee per telephone line, and other changes have been proposed that could increase these amounts and thus our costs in purchasing such telecommunications services. If adopted, these changes may in turn require us to raise the price of one or more of our services to our customers. No assurance can be given that we will be able to recover all or part of any increase in costs that may result from these changes if adopted by the FCC or that such changes will not otherwise adversely affect the demand for our services.

In connection with the deployment of Internet-capable nodes in countries throughout the world, we are required to satisfy a variety of foreign regulatory requirements. We intend to explore and seek to comply with these requirements on a country-by-country basis as the deployment of Internet-capable fax nodes continues. There can be no assurance that we will be able to satisfy the regulatory requirements in each of these countries, and the failure to satisfy such requirements may prevent us from installing Internet-capable fax nodes in such countries or require us to limit the functionality of such nodes. The failure to deploy a number of such nodes could have a material adverse effect on our business, operating results, and financial condition.

Our fax nodes and telex switches utilize encryption technology. The export of such encryption technology is regulated by the United States government. We have authority for the export of such encryption technology other than to countries such as Cuba, Iran, Libya, Syria, Sudan and North Korea. Nevertheless, there can be no assurance that such authority will not be revoked or modified at any time for any particular jurisdiction or in general. In addition, there can be no assurance that such export controls, either in their current form or as may be subsequently enacted, will not limit our ability to distribute our services outside of the United States or electronically. While we take precautions against unlawful exportation of our software, the global nature of the Internet makes it virtually impossible to effectively control the distribution of our services. Moreover, future Federal or state legislation or regulation may further limit levels of encryption or authentication technology. Any such export restrictions, the unlawful exportation of our services, or new legislation or regulation could have a material adverse effect on our business, financial condition and results of operations.

The legal structure and scope of operations of our subsidiaries in some foreign countries may be subject to restrictions that could severely limit our ability to conduct business in these countries. To the extent that we develop or offer messaging or other services in foreign countries, we will be subject to the laws and regulations of these countries. The laws and regulations relating to the Internet and telecommunications services in many countries are evolving and in many cases are more burdensome than U.S. law and/or unclear as to their application. For example, in India, the PRC, and other countries, we may be subject to licensing requirements with respect to the activities in which we propose to engage and we may also be subject to foreign ownership limitations or other approval requirements that preclude our ownership interests or limit our ownership interests to up to specified percentages of the entities through which we propose to conduct any regulated activities. If these limitations apply to our activities (including activities conducted through our subsidiaries), our opportunities to generate revenue will be reduced, our ability to compete successfully in these markets will be adversely affected, our ability to raise capital in the private and public markets may be adversely affected, and the value of our investments and acquisitions in these markets may decline. Moreover, to the extent we are limited in our ability to engage in certain activities or are required to contract for these services from a licensed or authorized third party, our costs of providing our services will increase and our ability to generate profits may be adversely affected.

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

WE MAY INCUR EXPENSES AND LIABILITIES AS A RESULT OF PENDING LEGAL PROCEEDINGS.

The Company is involved in legal proceedings that may result in additional expenses or liability. See "Legal Proceedings" contained in Part I, Item 3 of this Form 10-K and subsequent filings with the Securities and Exchange Commission. These proceedings include a broker's fee dispute in which the Company is appealing a $931,000 judgment imposed on it and a claim for indemnification and contribution by a defendant in an unsolicited commercial fax lawsuit. Although the Company intends to pursue its defense of these matters vigorously, no assurance can be given that the Company's efforts will be successful. To the extent that the Company is not successful in appealing the judgment or defending the indemnification and contribution claim, it will be required to pay the judgment in the broker's fee dispute or to pay any judgment that may be rendered in such claim. The Company has already paid $400,000 into a trust account to secure the payment of the judgment relating to the broker fee if the judgment is upheld on appeal. Although we intend to defend vigorously these matters, we cannot assure you that our ultimate liability, if any, in connection with these matters will not have a material adverse effect on our results of operations, financial condition or cash flows.

A SUBSTANTIAL AMOUNT OF OUR COMMON STOCK MAY COME ONTO THE MARKET IN THE FUTURE, WHICH COULD DEPRESS OUR STOCK PRICE.

Sales of a substantial number of shares of our common stock in the public market could cause the market price of our Class A common stock to decline. As of February 28, 2005, we had an aggregate of 44,244,884 shares of Class A common stock outstanding. As of February 28, 2005, we had options to purchase 4,935,677 shares of Class A common stock outstanding and warrants to purchase 798,523 shares of Class A common stock outstanding.

As of February 28, 2005, substantially all of the shares of our outstanding Class A common stock were freely tradable, in some cases subject to the volume and manner of sale limitations contained in Rule 144. We may issue large amounts of additional Class A common stock, which may also be sold and which could adversely affect the price of our stock. Approximately 23.6 million of our outstanding shares were issued in connection with the elimination of debt during the nine months ended September 30, 2003. If the holders of these shares sell large numbers of shares, these holders could cause the price of our Class A common stock to fall.

The holders of approximately 8.2 million shares of outstanding Class A common stock and the holders of 0.8 million shares of Class A common stock issuable upon exercise of our outstanding warrants had the right, subject to various conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or for other stockholders. By exercising their registration rights and selling a large number of shares, these holders could cause the price of the Class A common stock to fall. An undetermined number of these shares have been sold publicly pursuant to Rule 144.

OUR CLASS A COMMON STOCK MAY BE SUBJECT TO DELISTING FROM THE NASDAQ NATIONAL MARKET.

Our Class A common stock may face potential delisting from the Nasdaq National Market which could hurt the liquidity of our Class A common stock. We may be unable to comply with the standards for continued listing on the Nasdaq National Market. These standards require, among other things, that our Class A common stock have a minimum bid price of $1. Specifically, an issuer will be considered non-compliant with the minimum bid price requirement only if it fails to satisfy the applicable requirement for 30 consecutive business days. It would then be afforded a 180-calendar day grace period in which to regain compliance. If a National Market issuer does not regain compliance with the 180-day period, it may transfer to The Nasdaq SmallCap Market, provided that it meets all applicable requirements for initial inclusion on the SmallCap Market other than the minimum bid price requirement, or it can request a hearing to remain on the National Market. In addition, the listing standards require that we maintain compliance with various other standards, including market capitalization or total assets and total revenue, number of publicly held shares, which are shares held by persons who are not officers, directors or beneficial owners of 10% of our outstanding shares, and market value of publicly held shares. Alternatively, we can comply with certain other standards, including a $10 million minimum stockholders' equity requirement. The minimum bid price of our stock was below $1 during various periods prior to July 11, 2003 and from April 4, 2005
[through the date of the filing of this report on Form 10-K.] If we are unable to maintain compliance with the minimum bid price, we may be subject to delisting.

We had a total stockholders' equity in the amount of $13.0 million as of December 31, 2004 in comparison to the $10 million minimum total stockholders' equity requirement. An alternative listing standard to the minimum total stockholders equity standard requires that we maintain a minimum market value of our publicly held shares of not less than $15 million. As of the filing of this Form 10-K, we were in compliance with the $15 million minimum market value of publicly held shares alternative standard.

There can be no assurance that EasyLink will maintain compliance with the minimum bid price requirement or that it will maintain compliance with the other listing standards, including the minimum total stockholders' equity requirement or the $15 million minimum market value of publicly held shares requirement.

EasyLink notified Nasdaq on October 13, 2004 that, if EasyLink did not appoint another independent director to its board on or before November 12, 2004, EasyLink would no longer be in compliance with Nasdaq Marketplace Rule 4350(c), which requires that a majority of the board of directors be comprised of independent directors as defined in Nasdaq Marketplace Rule 4200. Since that time and through the first quarter of 2005, EasyLink appointed three additional independent directors and two management directors have departed. Accordingly, EasyLink now has six independent directors and one management director on its board and has regained compliance with NASDAQ's independent director requirements.

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

ITEM 6   CONSOLIDATED SELECTED FINANCIAL DATA

The following consolidated selected financial data should be read in conjunction with the consolidated financial statements and the notes to these statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" elsewhere in this document. The consolidated financial statements included herein have been prepared assuming that the Company will continue as a going concern. The Company's independent public accountants have included an explanatory paragraph in their audit report accompanying the 2004 consolidated financial statements. The explanatory paragraph states that the Company has a working capital deficiency and an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 1(b). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We believe that due to the many acquisitions and dispositions, goodwill and intangibles impairment charges and debt restructuring gains that occurred during the period from 2000 through 2004, the period to period comparisons for 2000 through 2004 are not meaningful and should not be relied upon as indicative of future performance.

Five Year Summary of Selected Financial Data (in thousands, except per share and employee data)

                                                        2004       2003       2002        2001       2000
                                                       --------  --------    --------   --------   --------
Consolidated Statement of Operations Data
for the Year Ended December 31,
Revenues............................................   $91,840    $101,347    $114,354   $123,929    $52,698
Total cost of revenues and operating expenses (a)...    83,163     102,264     201,287    296,170    204,196
Total other income (expense), net (b)...............       825      52,803       1,088     28,203     (7,405)
Income (loss) from operations.......................     8,677        (917)    (86,933)  (172,241)  (151,498)
Loss from discontinued operations...................        --        (938)         --    (63,027)   (70,624)
Extraordinary gain..................................        --          --          --        782         --
Net income (loss)...................................     7,602      50,948     (85,845)  (206,283)  (229,527)

Basic net income(loss) per common share:
Income(loss) from continuing operations.............     $0.17       $1.47       (5.13)    (15.26)    (27.79)
Loss from discontinued operations...................         --      (0.03)         --      (6.68)    (12.35)
Extraordinary gain..................................         --         --          --       0.09         --
                                                        --------  --------    --------   --------   --------
Basic net income (loss) per common share............      $0.17      $1.44      $(5.13)  $(21.85)   $(40.14)
                                                        ========  ========    ========   ========   ========
Diluted net income(loss) per common share:
Income(loss) from continuing operations.............      $0.17      $1.46       (5.13)   (15.26)    (27.79)
Loss from discontinued operations...................         --      (0.03)         --     (6.68)    (12.35)
Extraordinary gain..................................         --         --          --      0.09         --
                                                        --------  --------    --------   --------   --------
Diluted net income(loss) per common share...........      $0.17      $1.43      $(5.13)  $(21.85)    $(40.14)
                                                        ========  ========    ========   ========   ========
Weighted average basic shares outstanding...........     44,004     35,402      16,733     9,442      5,718
Weighted average diluted shares outstanding.........     44,891     35,654      16,733     9,442      5,718

Consolidated Balance Sheet Data at December 31,
Cash and cash equivalents...........................     12,300      6,623       9,554    13,278      4,331
Marketable securities...............................      2,023         --          --        --     12,595
Total current assets................................     26,525     19,813      23,511    36,900     86,490
Property and equipment, net.........................      8,125     10,641      14,833    21,956     38,997
Goodwill and other intangible assets, net...........     15,112     17,895      20,814   107,937    154,804
Total assets........................................     50,526     49,411      61,011   170,242    306,917

Total current liabilities...........................     26,783     31,575      43,126    54,494     54,242
Long-term capital lease obligations.................         43         37         196       566     12,638
Capitalized interest on notes payable, less current
portion                                                      --        956       7,402    13,750         --
Long-term notes payable.............................      9,600     10,511      71,398    80,923    100,321
Total stockholders' equity (deficit)................     13,048      4,412     (61,822)   20,503    138,935

Number of employees at December 31,.................        469        483         572       587      1,401
                                                        --------  --------    --------   --------   --------

(a) Included in operating expenses are:
                                                         2004       2003       2002        2001       2000
                                                        --------  --------    --------   --------   --------
Amortization of goodwill and other intangible
assets.(1) .........................................      2,686      2,919       6,751     52,068     39,977
Write-off of acquired in-process technology.........         --         --          --         --      7,650
Impairment of intangible assets.....................        500         --      78,784     62,200         --
Restructuring charges (credits).....................       (350)     1,478       2,320     25,337      5,338
(Gain) loss on sale of businesses/Mailwatch service
line................................................      (5,017)       --        (426)     1,804         --

(b) Included in other income (expense), net are:
                                                         2004       2003       2002        2001       2000
                                                        --------  --------    --------   --------   --------
Interest income.....................................         70         36         189        565      4,686
Interest expense....................................       (517)    (1,390)     (4,785)   (10,383)    (9,791)
Gain on debt restructuring and settlements..........        984     54,078       6,558     47,960         --
Impairment of investments...........................         --         --      (1,515)   (10,131)      (200)
Loss on equity investment...........................         --         --          --         --     (2,100)
Other, net..........................................        288         79         641        192         --


See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of factors that affect the comparability of the selected financial data in the years presented above.

(1) The Company adopted SFAS No. 142 " Goodwill and Other Intangible Assets" as of January 1, 2002, as discussed in Note 5.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this annual report.

The consolidated financial statements included herein have been prepared assuming that the Company will continue as a going concern. The Company's independent public accountants have included an explanatory paragraph in their audit report accompanying the 2004 consolidated financial statements. The explanatory paragraph states that the Company has a working capital deficiency and an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 1(b). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

OVERVIEW

We are a provider of services that facilitate the electronic exchange of information between enterprises, their trading communities and their customers. On an average business day, we handle approximately one million transactions that are integral to the movement of money, materials, products and people in the global economy such as insurance claims, trade and travel confirmations, purchase orders, invoices, shipping notices and funds transfers, among many others. We offer a broad range of information exchange services to businesses and service providers, including Transaction Management Services and Transaction Delivery Services. Transaction Management Services consist of integrated desktop messaging services and document capture and management services such as fax to database, fax to data and data conversion services. Beginning in 2005, we will also offer as a Transaction Management Service an enhanced production messaging service that we call EasyLink Production Messaging PM2.0 Service. Transaction Delivery Services consist of electronic data interchange or "EDI," and basic production messaging services utilizing email, fax and telex. As part of our strategy, we will seek to upgrade customers who are using our basic production messaging service to our enhanced production messaging service known as EasyLink Production Messaging PM2.0 Service. See Part I, Item 1, "Business - Company Overview" contained in this Form 10-K. Until July 31, 2004, we also offered MailWatch services to protect corporate e-mail systems, which included virus protection, spam control and content filtering services.

REVENUES

For the year ended December 31, 2004 total revenues were $91.8 million in comparison to $101.3 million in 2003 and $114.4 million in 2002. As detailed in the schedule below the declines in revenue in 2004 and 2003 as compared to the prior years were attributable to (1) lower revenues in our Transaction Delivery Services amounting to $11.3 million or 13% in 2004 as compared to 2003 and $16.0 million or 15% in 2003 as compared to 2002; and (2) $2.2 million in lower MailWatch revenues in 2004 as a result of the sale of this service line as of July 31, 2004. These declines were partially offset by increased revenues in our Transaction Management Services of $4.0 million in 2004 representing 48% growth over 2003 and $2.5 million representing 42% growth in 2003 as compared to 2002.

                                                                                     PERCENT CHANGE
                                                                                  ---------------------
                                                                                    2004         2003
                                             2004         2003         2002       VS. 2003     VS. 2002
                                             ----         ----         ----       --------     --------
Transaction Management Services             $12,304      $ 8,334       $5,852         48%          42%
Transaction Delivery Services                77,063       88,348      104,308        (13)%        (15)%
MailWatch                                     2,473        4,665        4,194        (47)%         11%
                                          ---------    ---------     --------        -----       -----
                                            $91,840     $101,347     $114,354         (9)%        (11)%

Transaction Delivery Services have been continually impacted by pricing pressures in the telecommunications market and by technological factors that replace or reduce the deployment of such services by our customers. This has led to lower volumes, negotiated individual customer price reductions at the time of service contract renewals and the loss of certain customers. Although we have focused efforts on stabilizing this revenue stream, we believe the trend will continue throughout 2005. We will seek to expand our newer Transaction Management Services and to upgrade customers who are using our basic production messaging services to our enhanced production messaging service, EasyLink Production Messaging PM2.0 Service, to offset the declines so that total Company revenues can be positioned to grow beginning in 2006.

OPERATING RESULTS

Our operating results have continued to improve in 2004 and 2003 even though revenues declined in comparison to prior years. Income from operations amounted to $8.7 million (including $5.0 million of gains on the sale of our MailWatch service line and our domain assets) in 2004 in comparison to losses from operations of $(0.9) million in 2003 and $(86.9) million in 2002. The 2002 loss included $78.8 million in impairment of intangible asset charges. Income from continuing operations amounted to $7.6 million in 2004 in comparison to $51.9 million in 2003 but the prior year's results included $54.1 million in gains on debt restructuring and settlements while 2004 included only $1.0 million in such gains. Inclusive of the impairment charges, the net loss in 2002 amounted to $(85.8) million.

We have heightened our efforts to increase revenues from Transaction Management Services during the fourth quarter of 2004 and during 2005 to date by hiring additional sales and marketing personnel and undertaking certain promotional programs. While other costs have been reduced, we expect that our overall results for 2005 will be negatively impacted by this effort and we expect that results for the year will fall short of 2004's results. Furthermore, we will record approximately $1.6 million of charges, net of taxes, in 2005 for the separation agreement with our former President of the International division and severance expenses related to restructuring certain operations.

Our prospects should be considered in light of risks described in the section of this report entitled "Risk Factors That May Affect Future Results."

CRITICAL ACCOUNTING POLICIES

In response to the Securities & Exchange Commission's (SEC) Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," we have identified the most critical accounting principles upon which our financial status depends. Critical principles were determined by considering accounting policies that involve the most complex or subjective decisions or assessments. The most critical accounting policies were identified to be those related to accounts receivable, long-lived assets and intangible assets, contingencies and litigation, and restructurings.

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

RESTRUCTURING ACTIVITIES

Restructuring activities are accounted for in accordance with SFAS No. 146 and, in 2003 and 2002, relate to the relocation and consolidation of our New Jersey office facilities into one location and a similar consolidation of our office facilities in England. The restructuring charges are comprised of abandonment costs with respect to leases, including the write-off of leasehold improvements. We continually evaluate the amounts established in the restructuring reserve so that amounts originally recorded in 2002 were increased in 2003 based on market conditions for subleasing the abandoned facilities. In 2004, mostly due to a settlement of liability related to one of our abandoned locations, $350,000 of restructuring charges was reversed. Our obligations for the remaining abandoned locations terminate in September 2005 and February 2006.

RESULTS OF OPERATIONS - 2004, 2003 AND 2002

                                                                                        PERCENT CHANGE
                                                                                      -------------------
                                                                                        2004       2003
                                                        2004       2003       2002    VS. 2003   VS. 2002
                                                        ----       ----       ----    --------   --------
Revenues............................................ $91,840     $101,347   $114,354    (9.4)%       (11.4)%

Cost of revenues ...................................  36,725       49,553     57,601   (25.9)%       (14.0)%
                                                     -------       ------     ------   -------       -------

   Gross Margin ....................................  55,115       51,794     56,753     6.4%         (8.7)%
     % of Revenue...................................     60%          51%        50%

Operating expenses:
Sales and marketing ................................  18,715       18,379     20,151     1.8%         (8.8)%
General and administrative..........................  23,794       24,405     28,694    (2.5)%       (14.9)%
Product development.................................   6,730        6,383      7,412     5.4%        (13.9)%
Amortization of intangible assets...................   2,066        2,066      6,751     ----        (69.4)%
Impairment of intangible assets ....................     500          ---     78,784
Restructuring charges (credits).....................    (350)       1,478      2,320
Gain on sale of businesses/MailWatch service line...  (5,017)         ---       (426)
                                                      -------      ------       ----
                                                      46,438       52,711    143,686
                                                      -------

INCOME (LOSS) FROM OPERATIONS.......................   8,677         (917)   (86,933)

Other income (expense), net:
Gain on debt restructuring and settlements..........     984       54,078      6,558
Interest income (expense), net .....................    (447)      (1,354)    (4,596)
Other...............................................     288           79       (874)
                                                     -------      -------    --------
                                                        825        52,803      1,088

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
 INCOME TAXES.......................................  9,502        51,886    (85,845)

Provision for income taxes..........................  1,900           ---        ---
                                                     ------       -------    -------

INCOME (LOSS) FROM CONTINUING OPERATIONS............  7,602        51,886    (85,845)
                                                     ======       =======    =======

RESULTS OF OPERATIONS - 2004 AND 2003

REVENUES

Revenues in 2004 were $91.8 million as compared to $101.3 million in 2003. The decrease of $9.5 million was due primarily to reduced revenues in our Transaction Delivery services, as a result of lower volumes and negotiated individual customer price reductions and loss of certain customers and $2.2 million in lower MailWatch revenues as a result of the sale of this service line on July 31, 2004. The reduced revenues were partially offset by a $4.0 million increase in Transaction Management services. We anticipate that our revenues derived from our Transaction Delivery services will continue to decline, while our Transaction Management services revenue is expected to increase in 2005.

COST OF REVENUES

Cost of revenues for 2004 decreased to $36.7 million from $49.6 million in 2003. As a percentage of revenues these costs decreased to 40% in 2004 as compared to 49% in 2003. Cost of revenue reflects a decrease in costs as a percentage of revenue equal to 3% due to depreciation charges and decrease in other costs as a percentage of revenues equal to 8%. Reduction in other costs include savings from continuing cost reduction programs in network operations, lower telecom rates, favorable settlement dispute, reductions in facilities, including reducing the number of circuits, and reduced variable telecom charges consistent with reduced customer volumes.

Cost of revenues consists primarily of costs incurred in the delivery and support of our services, including depreciation of equipment used in our computer systems, software license costs, tele-housing costs, the cost of telecommunications services including local access charges, leased network backbone circuit costs and long distance domestic and international termination charges, and personnel costs associated with our systems and databases.

SALES AND MARKETING EXPENSES

Sales and marketing expenses increased to $18.7 million from $18.4 million in 2003. The increased expense relates to our increased staff and promotional program spending particularly in the latter part of 2004, to expand Transaction Management services. We expect these expenses to continue at the increased levels throughout 2005 and for total sales and marketing costs to be higher than that of 2004.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $23.8 million in 2004 as compared to $24.4 million in 2003. While certain cost components may vary, we anticipate general and administrative expenses in total to be comparable to 2004 levels.

PRODUCT DEVELOPMENT EXPENSES

Product development costs, which consist primarily of personnel and consultants' time and expense to research, conceptualize, and test product launches and enhancements to our products, were $6.7 million for 2004 as compared to $6.4 million in 2003. We anticipate that spending for product development will increase over 2004 in connection with the expansion of the development of the new Transaction Management services and the continuing development of other services.

RESTRUCTURING CHARGES

During the year ended December 31, 2003, the Company recorded additional restructuring charges of $1.5 million for net abandonment costs on U.S. leases as estimated sublease rentals were reduced due to deteriorating market conditions for subleasing the vacant facilities and a negotiated settlement of lease obligations in England. During 2004 these estimates were revised again, largely due to a favorable negotiated settlement of liability on one lease, resulting in the reversal of restructuring charges of $350,000.

AMORTIZATION OF INTANGIBLE ASSETS

As of January 1, 2002, the Company adopted FASB No. 142, "Goodwill and Other Intangibles". Statement No. 142 requires companies to no longer amortize goodwill but instead to test goodwill for impairment on an annual basis. Accordingly, we did not amortize any goodwill during the years ended December 31, 2004 and 2003 respectively. We completed an impairment assessment in the 4th quarter of 2004 with the assistance of an independent appraiser and determined that an impairment of trademarks had occurred. Accordingly we recorded a $500,000 charge in 2004. The value of the trademark is based upon the company's ability to continue to generate revenues at comparable levels and based upon certain other assumptions. Significant declines in revenues or changes in assumptions could negatively impact the value of the trademark. Our annual assessment for 2003 did not result in any impairment.

INTEREST INCOME (EXPENSE), NET

Interest income for 2004 was $70,000 as compared to $36,000 during 2003. The increase was due to higher cash balances available for temporary investment.

Interest expense was $517,000 in 2004 as compared to $1.4 million in 2003. The decrease was primarily due to reductions in the total debt balances outstanding as a result of the debt restructurings and settlements completed in 2003 and principal amortization in 2004.

GAIN ON DEBT RESTRUCTURINGS AND SETTLEMENTS

In December 2004 we paid off all of the Company's previously existing secured debt with part of the proceeds of a new $12 million Term Loan from Wells Fargo. As a result, we recorded a gain of $1.0 million from the reversal of interest previously capitalized related to the retired debt. During 2003, we eliminated $63.0 million of indebtedness in exchange for the payment of $3.1 million in cash and the issuance of 23.9 million shares of Class A common stock valued at $13.6 million pursuant to our announced efforts to eliminate substantially all of our outstanding indebtedness. After reversing $6.5 million of previously capitalized interest and $2.4 million of accrued interest net of debt issuance costs, we recorded total gains of $54.1 million on these transactions.

The elimination of outstanding debt in 2003 resulted in substantial income from cancellation of debt for income tax purposes. We intend to minimize the income tax payable as a result of the restructuring by, among other things, offsetting the income with our historical net operating losses and otherwise reducing the income in accordance with applicable income tax rules. We do not expect to incur any material current income tax liability from the elimination of this debt, although the relevant tax authorities may challenge our income tax positions.

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

In 2002, we eliminated $5.5 million of indebtedness in exchange for the payment of $0.6 million in cash and the issuance of 5,415 shares of Class A common stock valued at $6,000 pursuant to our announced efforts to eliminate substantially all of our outstanding indebtedness. After reversing $1.7 million of previously capitalized interest, we recorded a gain of $6.6 million on these transactions

The elimination of outstanding debt resulted in substantial income from cancellation of debt for income tax purposes. We intend to minimize the income tax payable as a result of the restructuring by, among other things, offsetting the income with our historical net operating losses and otherwise reducing the income in accordance with applicable income tax rules. We do not expect to incur any material current income tax liability from the elimination of this debt, although the relevant tax authorities may challenge our income tax positions.

LOSS FROM DISCONTINUED OPERATIONS

In September 2003, a previously vacated judgment in the amount of $931,000 was reinstated against the Company in connection with the Company's suit against a broker engaged by the Company in connection with the proposed sale of the portal operations of its discontinued India.com business and the broker's counterclaim against the company. The judgment and related costs, net of previously recorded reserves, is reflected as the loss from discontinued operations in 2003 Consolidated Statement of Operations. See Note 17 - Commitments and Contingencies - Legal Proceedings for additional information.

LIQUIDITY AND CAPITAL RESOURCES

We have significantly improved our financial condition in 2004 and 2003 by (1) reducing operating costs by consolidating operations and other cost reduction programs; (2) restructuring our debt obligations and entering into a new credit financing with Wells Fargo; and (3) selling our non-core domain assets and our MailWatch service line. At December 31, 2004 our cash and cash equivalents amounted to $12.3 million, a $5.7 million increase in comparison to balances on hand at December 31, 2003. Our working capital deficit at year end 2004 was $378,000 in comparison to $11.8 million at December 31, 2003 and $19.6 million at December 31, 2002. In addition, our stockholders equity reached $13.0 million at December 31, 2004 from $4.4 million at December 31, 2003 and from a deficit of $61.8 million at December 31, 2002.

In December 2004 we entered into an agreement with Wells Fargo Foothill, Inc., a subsidiary of Wells Fargo, for a credit facility of $15 million, including a $12 million term loan. We used $9.5 million of the proceeds from the term loan to pay off all our secured debt, which included a scheduled balloon payment of $5.8 million in June 2006, in December 2004 and we used an additional $1.4 million of proceeds to pay off subordinated debt in February 2005. The Wells Fargo term loan is repayable at $200,000 per month for 60 months although there are mandatory prepayments under certain conditions. The credit facility also provides for other advances of $3 million initially, but increasing to $7.5 million upon our meeting certain conditions. We borrowed approximately $1 million of advances in March 2005 for working capital purposes. See Note 7 - Loans and Notes Payable for a description of the Wells Fargo Foothill credit facility.

We believe our current cash and cash equivalent balances, the availability of funds under the credit facility and cash from operations will provide adequate funds for operating and other planned expenditures and debt service, including the expansion of our sales and marketing force and our capital spending programs, for at least the next twelve months.

Cash provided from operations amounted to $6.3 million and $7.7 million for the years ended December 31, 2004 and 2003, respectively. Although we anticipate that our operating results for 2005 will approximate these levels, we expect to increase spending for capital expenditures requiring the use of available funds. We estimate spending $6.0 million for capital expenditures in 2005, mostly related to the build out of a new network center at our corporate office location in Piscataway, NJ and the migration of customer messaging to the new facility from a leased AT&T location. The new network installation is expected to result in reduced network operating costs once the migration is completed in the first quarter of 2006. Capital expenditures amounted to $3.6 million (including $0.6 million under capital leases) in 2003 and $4.2 million in 2002. Other major uses of cash in 2005 are approximately $4.0 million in payments of principal on our outstanding debt. The 2005 principal payments consist of the payment of $1.4 million on February 1, 2005 for the maturity of the remaining 7% convertible subordinated notes and the monthly amortization of the new $12 million term loan from Wells Fargo. The covenants of the credit facility restrict the amount of our capital expenditures to $6.0 million in 2005 and $4.0 million per year thereafter. The Company did not meet the $3 million limitation on capital expenditures in 2004; however, Wells Fargo granted a waiver of the covenant. The credit facility also requires that our operations have minimum EBITDA results on a quarterly and annual basis. On March 31, 2005, the Company and Wells Fargo reached an agreement to modify the EBITDA covenant calculation to exclude from the calculation the amount of the George Abi Zeid settlement charges of $2.475 million. Failure to comply with these minimum requirements could result in the acceleration of the payment of the term loan as well as any future revolving credit advances made under the agreement. The credit facility also restricts the incurrence of indebtedness. The Company currently expects to be in compliance with its covenant requirements, as revised, during the year ending December 31, 2005.

For each of the years ended December 31, 2004, 2003 and 2002, we received a report from our independent auditors containing an explanatory paragraph stating that we have a working capital deficiency and an accumulated deficit that raises substantial doubt about our ability to continue as a going concern. Management's plans in regard to this matter are described in Note 1(b). Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. If the Company's cash flow is not sufficient, we may need additional financing to meet our debt service and other cash requirements. However, if we are unable to raise additional financing, restructure or settle additional outstanding debt or generate sufficient cash flow, we may be unable to continue as a going concern. Management believes the Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, and to maintain profitable operations. Throughout 2002, 2003 and 2004, management improved the Company's operations through cost reductions resulting in net cash from operations of $2.2 million, $7.7 million and $6.3 million, respectively, for those years. During those years, the Company reduced its working capital deficit to $19.6 million at year end 2002, to $11.8 million at year end 2003 and to $378,000 at year end 2004. During 2003, the Company reduced its debt by $63.0 million. In December, 2004, the Company refinanced its remaining secured debt through a new credit facility with Wells Fargo Foothill, Inc. Management is continuing the process of further reducing telecommunications and network-related operating costs while increasing its sales and marketing efforts. There can be no assurance that the Company will be successful in these efforts.

CONTRACTUAL OBLIGATIONS

Below is a table that presents our contractual obligations and commitments at December 31, 2004:

                                                      Payments due by period (in thousands)

                                                       LESS THAN                                AFTER
                                             TOTAL     ONE YEAR    1-3 YEARS    4-5 YEARS     5 YEARS
                                          ---------    ---------   ---------    ---------     -------

Long-term debt obligations                  $13,425      $ 3,825   $  4,800      $ 4,800            -
Operating lease obligations                  12,917        2,917      3,760        2,476      $ 3,764
Purchase obligations mostly consisting of
 telecommunication contract commitments       4,521        4,080        441            -            -
Other long term liabilities                     211            -        211            -            -
                                          ---------    ---------   --------      -------      -------
                                           $ 31,074    $  10,822   $  9,212      $ 7,276      $ 3,764

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial position, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS 123 (revised 2004), "Share-Based Payment" (SFAS 123(R)) which replaces SFAS 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees. Among other items, SFAS 123(R) eliminates the use of APB 25 and the intrinsic method of accounting, and requires all share-based payments, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS 123(R) is effective for public companies beginning with the first interim period that begins after June 15, 2005. The Company will adopt SFAS 123(R) in 2005 and in accordance with its provisions will recognize compensation expense for all share-based payments and employee stock options based on the grant-date fair value of those awards. The Company is currently evaluating the impact of the statement on its financial statements. See Note 1 (p) for the proforma effect of SFAS 123.

In December 2004, the FASB issued FSP FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004". The American Jobs Creation Act of 2004 introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FSP FAS 109-2 gives a company additional time to evaluate the effects of the legislation on any plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109, Accounting for Income Taxes. The deduction is subject to a number of limitations, and uncertainty remains as to how to interpret numerous provisions in the Act. As such, the Company is not in a position to decide on whether, and to what extent, it might repatriate foreign earnings that have not yet been remitted to the U.S. based on its analysis to date. The Company expects to be in a position to finalize its assessment by December 31, 2005.

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

ITEM 8   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          EASYLINK SERVICES CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                         PAGE
Independent Registered Public Accountants' Report....................................................      37
Consolidated Balance Sheets as of December 31, 2004 and 2003.........................................      38
Consolidated Statements of Operations for the years ended December 31, 2004, 2003, and 2002..........      39
Consolidated Statements of Stockholders' Equity (Deficit) and Comprehensive Income
    (Loss) for the years ended December 31, 2004, 2003 and 2002......................................      40
Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002...........      44
Notes to Consolidated Financial Statements...........................................................      46


                INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS' REPORT

The Board of Directors
EasyLink Services Corporation:

We have audited the accompanying consolidated balance sheets of EasyLink Services Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity (deficit) and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EasyLink Services Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004 in conformity with US generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1(b) to the consolidated financial statements, the Company has a working capital deficiency and an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 1(b). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                   /s/KPMG LLP

New York, New York
April 11, 2005

                          EasyLink Services Corporation
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

                                                                                            DECEMBER 31,
                                                                                          2004         2003
                                                                                        ---------    ---------
                              ASSETS
Current assets:
Cash and cash equivalents..........................................................      $12,300      $ 6,623
Marketable securities..............................................................        2,023           --
Accounts receivable, net of allowance for doubtful accounts of $3,950 and
    $4,824 as of December 31, 2004 and 2003, respectively..........................        9,624       11,430
Prepaid expenses and other current assets..........................................        2,578        1,760
                                                                                        ---------    ---------
Total current assets...............................................................       26,525       19,813
                                                                                        ---------    ---------
Property and equipment, net........................................................        8,125       10,641
Goodwill, net......................................................................        6,266        6,266
Other intangible assets, net.......................................................        8,846       11,629
Other assets.......................................................................          764        1,062
                                                                                        ---------    ---------
Total assets.......................................................................      $50,526      $49,411
                                                                                        =========    =========
                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable...................................................................      $ 6,523      $ 9,082
Accrued expenses...................................................................       13,891       14,336
Restructuring reserves payable.....................................................          728        1,894
Current portion of notes payable...................................................        3,825        2,957
Current portion of capitalized interest on notes payable...........................           --        1,040
Other current liabilities..........................................................        1,408        1,438
Net liabilities of discontinued operations.........................................          528          828
                                                                                        ---------    ---------
Total current liabilities..........................................................       26,903       31,575
                                                                                        ---------    ---------
Notes payable, less current portion................................................        9,600       10,511
Capitalized interest on notes payable, less current portion........................           --          956
Other long term liabilities........................................................          975        1,957
                                                                                        ---------    ---------
Total liabilities..................................................................       37,478       44,999
                                                                                        ---------    ---------
Stockholders' equity:
Common stock, $0.01 par value; 510,000,000 shares authorized at December 31,
    2004 and 2003:
    Class A--500,000,000 shares authorized at December 31, 2004 and 2003,
       44,174,459 and 42,821,500 shares issued and outstanding at
       December 31, 2004 and 2003, respectively....................................          441          428
    Class B--10,000,000 shares authorized at December 31, 2004 and 2003,
       0 and 1,000,000 issued and outstanding at
       December 31, 2004 and 2003, respectively ...................................           --           10
Additional paid-in capital.........................................................      553,420      552,589
Accumulated other comprehensive loss...............................................          (72)        (272)
Accumulated deficit................................................................     (540,741)    (548,343)
                                                                                        ---------    ---------
Total stockholders' equity.........................................................       13,048        4,412
                                                                                        ---------    ---------
Commitments and contingencies

Total liabilities and stockholders' equity.........................................      $50,526      $49,411
                                                                                        =========    =========

          See accompanying notes to consolidated financial statements.

                          EasyLink Services Corporation
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)

                                                                                 YEAR ENDED DECEMBER 31,
                                                                        --------------------------------------
                                                                           2004           2003         2002
                                                                        ----------      --------     ---------
Revenues..........................................................         $91,840      $101,347     $114,354

Operating expenses:
    Cost of revenues..............................................          36,725        49,553       57,601
                                                                        ----------      --------     ---------
Gross profit......................................................          55,115        51,794       56,753
                                                                        ----------      --------     ---------
Sales and marketing...............................................          18,715        18,379       20,151
General and administrative........................................          23,794        24,405       28,694
Product development...............................................           6,730         6,383        7,412
Amortization of intangible assets.................................           2,066         2,066        6,751
Impairment of intangible assets...................................             500            --       78,784
Restructuring charges (credits)...................................            (350)        1,478        2,320
Gain on sale of businesses/Mailwatch service line.................          (5,017)           --         (426)
                                                                        ----------      --------     ---------
                                                                            46,438        52,711      143,686
                                                                        ----------      --------     ---------
Income (loss) from operations.....................................           8,677          (917)     (86,933)
                                                                         ---------      --------     ---------
Other income (expense):
    Interest income...............................................              70            36          189
    Interest expense..............................................            (517)       (1,390)      (4,785)
    Gain on debt restructuring and settlements....................             984        54,078        6,558
    Impairment of investments.....................................              --            --       (1,515)
    Other, net....................................................             288            79          641
                                                                         ----------     --------     ---------
Total other income, net...........................................             825        52,803        1,088
                                                                         ----------     --------     ---------
Income from continuing operations before income taxes.............           9,502        51,886      (85,845)

Provision for income taxes........................................           1,900            --           --
                                                                         ----------     ---------    ---------
Income (loss) from continuing operations..........................           7,602        51,886      (85,845)
                                                                         ----------     ---------    ---------
Loss from discontinued operations.................................              --          (938)          --
                                                                         ----------     --------     ---------
Net income (loss).................................................          $7,602       $50,948     $(85,845)
                                                                         ==========     ========     =========

Basic net income (loss) per share:
Income (loss) from continuing operations..........................           $0.17         $1.47       $(5.13)
Loss from discontinued operations.................................              --         (0.03)          --
                                                                         ----------     --------     ---------
Basic net income (loss) per share.................................           $0.17         $1.44       $(5.13)
                                                                         ==========     ========     =========
Diluted net income (loss) per share:
Income (loss) from continuing operations..........................           $0.17         $1.46       $(5.13)
Loss from discontinued operations.................................              --         (0.03)          --
                                                                         ----------     --------     ---------
Diluted net income (loss) per share...............................           $0.17         $1.43       $(5.13)
                                                                         ==========     ========     =========
Weighted-average basic shares outstanding                                44,004,271   35,401,809   16,732,793
                                                                         ==========   ==========   ==========
Weighted-average diluted shares outstanding.......................       44,891,039   35,653,336   16,732,793
                                                                         ==========   ==========   ==========

          See accompanying notes to consolidated financial statements.

                          EasyLink Services Corporation

   Consolidated Statement of Stockholders' Equity (Deficit) and Comprehensive
                                 Income (Loss)
                        (in thousands, except share data)

                                                           CLASS A COMMON          CLASS B COMMON
                                                                STOCK                  STOCK         ADDITIONAL
                                                         ------------------      ------------------    PAID-IN
                                                        SHARES       AMOUNT     SHARES       AMOUNT    CAPITAL
                                                    -----------     --------  --------     --------  ----------
Balance at December 31, 2001                         14,580,211       $146    1,000,000       $10     $533,878
Net loss                                                      -          -            -         -            -
Cumulative foreign currency translation                       -          -            -         -            -

Comprehensive loss                                            -          -            -         -            -

Issuance of Class A common stock in connection
     with 401(k) plan                                   314,642          3            -         -          434
Issuance of Class A common stock to certain employees         -          -            -         -            -
Issuance of Class A common stock in connection with
     employee terminations                               19,265          -            -         -           84
Issuance of Class A common stock in connection with
     private placement                                  100,000          1            -         -          (1)
Issuance of Class A common stock in connection with
     MyIndia.com contingent liability                     6,534          -            -         -            6
Issuance of Class A common stock in connection with
     MyIndia.com sale                                    56,075          1            -         -          314
Issuance of Class A common stock in connection with
     vendor settlements                                 106,534          1            -         -          103
Issuance of Class A common stock issued to Lohoo         36,232          -            -         -          203
Issuance of Class A common stock to third party
     vendors                                             21,016          -            -         -           78
Issuance of Class A common stock in lieu of cash
     interest on debt                                   888,810          9            -         -        1,821
Interest expense related to Senior Convertible
     notes payable in common stock                            -          -            -         -          330
Interest expense related to Capitalized Interest              -          -            -         -          294
                                                    -----------     --------  ---------    --------  ----------
Balance at December 31, 2002                         16,129,319       $161    1,000,000       $10     $537,544
                                                    ===========     ========  =========    ========  ==========

          See accompanying notes to consolidated financial statements.


                                                                           ACCUMULATED                     TOTAL
                                                                              OTHER                    STOCKHOLDERS'
                                                             DEFERRED     COMPREHENSIVE  ACCUMULATED    (DEFICIT)/
                                                           COMPENSATION       LOSS         DEFICIT        EQUITY
                                                           ------------   ------------   -----------   ------------
Balance at December 31, 2001                                   $(42)          $(37)      $(513,446)      $20,509
Net loss                                                          -              -         (85,845)      (85,845)
Cumulative foreign currency translation                           -           (209)              -          (208)
                                                           ------------   ------------   -----------   ------------
Comprehensive loss                                                -           (209)        (85,845)      (86,054)
                                                           ------------   ------------   -----------   ------------
Issuance of Class A common stock in connection
     with 401(k) plan                                             -              -               -           437
Issuance of Class A common stock to certain employees            42              -               -            42
Issuance of Class A common stock in connection with
     employee termination                                         -              -               -            84
Issuance of Class A common stock in connection with
     MyIndia.com contingent liability                             -              -               -             6
Issuance of Class A common stock in connection with
     MyIndia.com sale                                             -              -               -           315
Issuance of Class A common stock in connection with
     vendor settlements                                           -              -               -           104
Issuance of Class A common stock issued to Lohoo                  -              -               -           203
Issuance of Class A common stock to third party vendors           -              -               -            78
Issuance of Class A common stock in lieu of cash
     interest on debt                                             -              -               -         1,830
Interest expense related to Senior Convertible
Notes payable in common stock                                     -              -               -           330
Interest expense related to Capitalized Interest                  -              -               -           294
                                                           ------------   ------------   -----------   ------------
Balance at December 31, 2002                                      -          $(246)      $(599,291)     $(61,822)
                                                           ============   ============   ===========   ============

          See accompanying notes to consolidated financial statements.

                          EasyLink Services Corporation

   Consolidated Statement of Stockholders' Equity (Deficit) and Comprehensive
                                 Income (Loss)
                  (in thousands, except share data) (continued)

                                                 CLASS A COMMON              CLASS B COMMON
                                                      STOCK                       STOCK             ADDITIONAL
                                             ----------------------      -----------------------      PAID-IN
                                                SHARES       AMOUNT       SHARES         AMOUNT       CAPITAL
                                             ----------      ------      ---------       -------    ----------
Balance at December 31, 2002                 16,129,319        $161      1,000,000           $10      $537,544
Net income                                            -           -              -             -             -
Cumulative foreign
     currency translation                             -           -              -             -             -

Comprehensive income                                  -           -              -             -             -

Issuance of Class A common stock in
     connection with 401(k) plan                531,545           5              -             -           486
Issuance of Class A common stock in
     connection with private placement        1,923,077          19              -             -           981
Issuance of Class A common stock in
     connection with cancellation of debt    23,881,705         239              -             -        13,328
Issuance of Class A common stock in
     lieu of cash interest on debt              284,304           3              -             -           181
Proceeds from the exercise of stock
     options                                     71,550           1              -             -            69

                                             ----------      ------      ---------       -------    ----------

Balance at December 31, 2003                 42,821,500       $428       1,000,000           $10      $552,589
Net income                                            -          -               -             -             -
Unrealized holding gains on marketable
     securities                                       -          -               -             -             -
Cumulative foreign currency
     translation                                      -          -               -             -             -

Comprehensive income                                  -          -               -             -             -

Issuance of Class A common stock in
     connection with 401(k) plan                273,129          3               -             -           397
Issuance of Class A common stock in
     connection with employee terminations            -          -               -             -           150
Issuance of Class A common stock in
     lieu of cash interest on debt               35,530          -               -             -            48
Proceeds from the exercise of stock
     options                                     44,300          -               -             -            32
Conversion of Class B common stock
     to Class A common stock                  1,000,000         10      (1,000,000)          (10)            -
Other                                                 -          -               -             -           204
                                             ----------      ------      ---------       -------    ----------
Balance at December 31, 2004                 44,174,459       $441               -         $   -      $553,420
                                             ==========      ======      =========       =======    ==========

          See accompanying notes to consolidated financial statements.

                                                                           ACCUMULATED                       TOTAL
                                                                              OTHER                      STOCKHOLDERS'
                                                          DEFERRED        COMPREHENSIVE    ACCUMULATED    (DEFICIT)/
                                                        COMPENSATION          LOSS           DEFICIT        EQUITY
                                                        ------------      -------------    -----------   -------------
Balance at December 31, 2002                            $      -              $(246)       $(599,291)        $(61,822)
Net income                                                     -                  -           50,948           50,948
Cumulative foreign currency translation                        -                (26)               -              (20)
                                                        ------------      -------------    -----------   -------------
Comprehensive income                                           -                (26)          50,948           50,928
                                                        ------------      -------------    -----------   -------------
Issuance of Class A common stock in connection
     with 401(k) plan                                          -                  -                -              492
Issuance of Class A common stock in connection with
     private placement                                         -                  -                -            1,000
Issuance of Class A common stock in connection with
     cancellation of debt                                      -                  -                -           13,567
Issuance of Class A common stock in lieu of
cash interest on debt                                          -                  -                -              184
Proceeds from the exercise of stock options                    -                  -                -               70
                                                        ------------      -------------    -----------   -------------
Balance at December 31, 2003                                   -              $(272)       $(548,343)          $4,412
Net income                                                     -                  -            7,602            7,602
Unrealized holding gains on marketable securities              -                529                -              529
Cumulative foreign currency translation                        -               (329)               -             (329)
                                                        ------------      -------------    -----------   -------------
Comprehensive income                                           -                200            7,602            7,802
                                                        ------------      -------------    -----------   -------------
Issuance of Class A common stock in connection
     with 401(k) plan                                          -                  -                -              400
Issuance of Class A common stock in
     connection with employee termination                      -                  -                -              150
Issuance of Class A common stock in
     lieu of cash interest on debt                             -                  -                -               48
Proceeds from the exercise of stock options                    -                  -                -               32
Conversion of Class B common stock
     to Class A common stock                                   -                  -                -                -
Other                                                          -                  -                -              204
                                                        ------------      -------------    -----------   -------------
BALANCE AT DECEMBER 31, 2004                                   -               $(72)         $(540,741)         $13,048
                                                        ============      =============    ===========   =============

          See accompanying notes to consolidated financial statements.

                          EasyLink Services Corporation
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                             YEAR ENDED DECEMBER 31,
                                                                       -------------------------------------
                                                                          2004          2003          2002
                                                                       ---------     ---------     ---------
Cash flows from operating activities:
Net income (loss)..............................................        $  7,602       $50,948      $(85,845)
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
Loss from discontinued operations..............................               -           938             -
Depreciation and amortization..................................           4,987         8,295        10,417
Amortization of goodwill and other intangible assets...........           2,686         2,919         8,039
Non-cash interest..............................................              48           184         1,830
Provision for doubtful accounts................................             410             1         2,596
Provision for restructuring charges (credits)..................            (350)        1,478         2,320
Gain on debt restructuring and settlements.....................            (984)      (54,078)       (6,558)
Issuance of shares as matching contributions to employee
  benefit plans................................................             400           492           437
Other non-cash charges.........................................             168            65           208
Write-off of fixed assets......................................               6           119           204
Gain on sale of businesses/Mailwatch service line..............          (5,017)            -          (426)
Impairments of goodwill and intangibles........................             500             -        78,784
Impairments of investments.....................................               -             -         1,515
Changes in operating assets and liabilities:
  Accounts receivable, net.....................................           1,396           508         7,278
  Prepaid expenses and other current assets....................            (911)          260          (210)
  Other assets.................................................             232           460           (83)
  Accounts payable, accrued expenses and other
    current liabilities........................................          (4,895)       (4,931)      (18,346)
                                                                       ---------     ---------     ---------
Net cash provided by operating activities......................           6,278         7,658         2,160
                                                                       ---------     ---------     ---------
Cash flows from investing activities:
Purchases of property and equipment, including
capitalized software...........................................          (2,970)       (4,214)       (3,498)
Proceeds from sale of businesses/Mailwatch service line........           3,500             -           426
Proceeds from sale of assets...................................           1,000             -             -
                                                                       ---------     ---------     ---------
Net cash provided by (used in) investing activities............           1,530        (4,214)       (3,072)
                                                                       ---------     ---------     ---------
Cash flows from financing activities:
Net proceeds from issuance of Class A common stock.............               -         1,000             -
Net proceeds from issuance of Class A common stock upon
  exercise of employee stock options...........................              32            70             -
Payments under capital lease obligations.......................            (472)         (426)         (585)
Proceeds from notes payable....................................          12,000             -             -
Principal payments of notes payable............................         (12,053)       (5,793)         (821)
Interest payments on restructured notes and capitalized interest.        (1,009)         (843)         (897)
                                                                       ---------     ---------     ---------
Net cash used in financing activities..........................          (1,502)       (5,992)       (2,303)
                                                                       ---------     ---------     ---------
Effect of foreign exchange rate changes on cash
   and cash equivalents........................................            (329)          (27)         (209)
                                                                       ---------     ---------     ---------
Net increase (decrease)  in cash and cash equivalents..........           5,977        (2,575)       (3,424)

Cash used in discontinued operations...........................            (300)         (356)         (300)

Cash and cash equivalents at beginning of the year.............           6,623         9,554        13,278
                                                                       ---------     ---------     ---------

Cash and cash equivalents at the end of the year...............         $12,300        $6,623        $9,554
                                                                       =========     =========     =========

Supplemental disclosures of cash flow information:
Cash paid for interest.........................................            $497          $691        $3,138

Net cash paid for taxes........................................            $173           $48           $31

Purchases of property, plant and equipment through capital
   lease obligations...........................................            $649

          See accompanying notes to consolidated financial statements.

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:

During the three years ended December 31, 2004, 2003, and 2002, the Company paid approximately $0.5 million, $0.7 million and $3.1 million, respectively, for interest. In addition, the Company issued 35,530, 284,304 and 888,810 shares of Class A common stock valued at approximately $48,000, $184,000 and $1.8 million, respectively, as payment of interest in lieu of cash for the years ended December 31, 2004, 2003 and 2002, respectively.


During the year ended December 31, 2002, the Company issued 98,841 shares of its Class A common stock valued at approximately $524,000, in connection with certain settlement obligations.

During the year ended December 31, 2002 the Company issued 127,550 shares of its Class A common stock valued at approximately $182,000, in connection with the settlement of vendor obligations.

During the years ended December 31, 2004, 2003 and 2002, the Company issued 273,129, 531,545 and 314,642 shares, respectively, in connection with matching contributions to its 401K plan. These shares were valued at approximately $400,000, $492,000 and $437,000, respectively.

NON-CASH INVESTING ACTIVITIES:

No shares were issued in connection with non-cash investing activities during the years ended December 31, 2004, 2003 and 2002.

NON-CASH FINANCING ACTIVITIES:

During the year ended December 31, 2003, the company issued 23,881,705 shares of Class A common stock in connection with its cancellation of debt. This resulted in non-cash financing activities of $13.57 million (See Note 7). The Company entered into various capital leases for computer equipment. These capital lease obligations resulted in non - cash financing activities of $649,000 during 2004.

                          EASYLINK SERVICES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

(1) SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

(A) SUMMARY OF OPERATIONS

The Company offers a broad range of information exchange services to businesses and service providers, including Transaction Management Services consisting of integrated desktop messaging services and document capture and management services such as fax to database, fax to data and data conversion services; Transaction Delivery Services consisting of electronic data interchange or "EDI," and production messaging services utilizing email, fax and telex; and through July 31, 2004, services that protect corporate e-mail systems such as virus protection, spam control and content filtering services (the MailWatch service line).

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

(B) CONSOLIDATED RESULTS OF OPERATIONS AND MANAGEMENT'S PLAN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a working capital deficiency and an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. The Company may need additional financing to meet cash requirements for its operations. If the Company is unable to generate sufficient cash flow or raise additional financing, the Company may be unable to continue as a going concern.

The accompanying consolidated financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management believes the Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, and to maintain profitable operations. Throughout 2002, 2003 and 2004, management improved the Company's operations through cost reductions resulting in net cash from operations of $2.2 million, $7.7 million and $6.3 million, respectively, for those years. During those years, the Company reduced its working capital deficit to $19.6 million at year end 2002, $11.8 million at year end 2003 and $378,000 at year end 2004. During 2003, the Company reduced its debt by $63.0 million. In December, 2004, the Company refinanced its remaining secured debt through a new credit facility with Wells Fargo Foothill, Inc. Management is continuing the process of further reducing telecommunications and network-related operating costs while increasing its sales and marketing efforts. There can be no assurance that the Company will be successful in these efforts.

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

WORLD.com, a wholly owned subsidiary, and its majority-owned subsidiaries have been reflected as discontinued operations in the accompanying financial statements. In September 2003, a previously vacated judgment in the amount of $931,000 was reinstated against the Company in connection with a suit against a broker engaged by the Company to sell the portal operations of its discontinued India.com business and the broker's counterclaim thereof. The judgment and related costs, net of reserves, are reflected in the loss from discontinued operations in the consolidated statement of operations for the year ended December 31, 2003.

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

(F) MARKETABLE SECURITIES

All of the Company's marketable securities are classified as available-for-sale securities with unrealized gains and losses excluded from earnings and reflected as a separate component of stockholders' equity.

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

(H) INVESTMENTS

Investments in which the Company owns less than 20% of a company's stock and does not have the ability to exercise significant influence are accounted for on the cost basis. Such investments are stated at the lower of cost or market value and are included in other non current assets on the balance sheet. The equity method of accounting is used for companies and other investments in which the Company has significant influence; generally this represents common stock ownership of at least 20% but not more than 50%. Under the equity method, the Company's proportionate share of each investee's operating losses is included in loss on equity investments within the Statement of Operations. These investments are included in other non current assets on the balance sheet. The Company assesses the need to record impairment losses on investments and records such losses when the impairment is determined to be other-than-temporary. These losses are included in other income (expense) in the Statement of Operations. In 2002, the Company wrote down the value of two of its investments by $1.5 million due to the other than temporary decline in their values. As a result, all of the Company's investments have been written down to minimal amounts.

(I) ACCOUNTING FOR IMPAIRMENT OF LONG-LIVED AND INTANGIBLE ASSETS

Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Asset". SFAS 142 eliminates the amortization of goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with finite lives and addresses impairment testing and recognition for goodwill and indefinite-lived intangible assets. SFAS No. 144 establishes a single model for the impairment of long-lived assets including intangible assets with finite lives. The Company assesses goodwill and indefinite-lived intangible assets for impairment annually unless events occur that require more frequent reviews. Long-lived assets, including amortizable intangibles, are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Discounted cash flow analyses are used to assess indefinite-lived intangible asset impairment while undiscounted cash flow analyses are used to assess finite lived intangibles and other long-lived asset impairment. If an assessment indicates impairment, the impaired asset is written down to its fair market value based on the best information available. Estimated fair market value is generally measured with discounted estimated future cash flows. Considerable management judgment is necessary to estimate undiscounted and discounted future cash flows. Assumptions used for these cash flows are consistent with internal forecasts. On an ongoing basis, management reviews the value and period of amortization or depreciation of long-lived assets, including other intangible assets. During this review, the significant assumptions used in determining the original cost of long-lived assets are reevaluated. Although the assumptions may vary from transaction to transaction, they generally include revenue growth, operating results, cash flows and other indicators of value. Management then determines whether there has been an impairment of the value of long-lived assets based upon events or circumstances, which have occurred since acquisition. The impairment policy is consistently applied in evaluating impairment for each of the Company's wholly owned subsidiaries and investments.

(J) INTANGIBLE ASSETS

Intangible assets include goodwill, trademark, customer lists, technology and other intangibles. Goodwill represents the excess of the purchase price of acquired businesses over the estimated fair value of the tangible and identifiable intangible net assets acquired. Trademark is deemed to have indefinite life and therefore is not amortized. Customer lists are being amortized on a straight-line basis over ten years. Technology is being amortized on a straight-line basis over its estimated useful lives from three to five years. See note 5.

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

(L) REVENUE RECOGNITION

The Company's business communication services include Transaction Management Services consisting of integrated desktop messaging services and document capture and management services such as fax to database, fax to data and data conversion; Transaction Delivery Services consisting of electronic data interchange or "EDI" and production messaging services utilizing email, fax and telex; and, through July 31, 2004, services that help protect corporate e-mail systems such as virus protection, spam control and content filtering services (the MailWatch service line). The Company derives revenues from monthly fees and usage-based charges for all its services and from license fees for integrated desktop messaging. Revenues for services are recognized as performed. License revenue is recognized over the average estimated customer life of 3 years.

Other revenues consist of revenues from the licensing of domain names wherein revenue is recognized ratably over the license period. Such revenues amounted to $392,000, $475,000 and $480,000 in 2004, 2003 and 2002, respectively. In
December, 2004, the Company sold its domain name assets to the former Chairman of the Board of Directors. See Note 3.

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

(O) FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash, cash equivalents, accounts receivable, notes payable and convertible notes payable. At December 31, 2004 and 2003, the fair value of cash, cash equivalents, marketable securities and accounts receivable approximated their financial statement carrying amount because of the short-term maturity of these instruments. The recorded values of loans payable, notes payable and convertible notes payable approximate their fair values, as interest approximates market rates with the exception of the Convertible Subordinated Notes payable with a carrying value of $1.4 million. However, as these notes are payable in February 2005, management estimates that their fair value approximates their carrying value.

Credit is extended to customers based on the evaluation of their financial condition and collateral is not required. The Company performs ongoing credit assessments of its customers and maintains an allowance for doubtful accounts. No single customer exceeded 10% of either total revenues or accounts receivable in 2004, 2003 or 2002. Revenues from the Company's five largest customers accounted for an aggregate of 10%, 7% and 6% of the Company's total revenues in 2004, 2003 and 2002, respectively.

(P) STOCK-BASED COMPENSATION PLANS

In 2004, 2003 and 2002, the Company had stock option plans, which are described more fully in Note 13. As allowed by SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, the Company has retained the compensation measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations for stock options. The Company adopted the disclosure provisions of SFAS No. 148 as of December 31, 2002 and continues to apply the measurement provisions of APB 25. Under APB Opinion No. 25, compensation expense is recognized based upon the difference, if any, at the measurement date between the market value of the stock and the option exercise price. The measurement date is the date at which both the number of options and the exercise price for each option are known. The following table illustrates the effect on net income
(loss) and net income (loss) per share if the fair value recognition provisions of SFAS No. 123 had been applied to stock-based employee compensation.


($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                             FOR THE YEAR ENDED DECEMBER 31,
                                                                       ------------------------------
                                                                      2004              2003         2002
                                                                  ----------       ----------     ----------
Net income (loss):
Income (loss) from continuing operations, as reported.........    $    7,602       $   51,886     $  (85,845)
Deduct total stock based employee compensation expense
determined under the fair value method for all awards,
net of tax....................................................        (2,769)          (8,394)        (9,343)
                                                                  ----------       ----------     ----------
Pro forma income (loss) from continuing operations............    $    4,833           43,492        (95,188)

Loss from discontinued operations.............................    $        -     $       (938)             -
                                                                  ----------       ----------     ----------
Proforma net income (loss)....................................    $    4,833       $   42,554     $  (95,188)
                                                                  ==========       ==========     ==========

Basic net income (loss) per share:
Income (loss) from continuing operations as reported..........    $     0.17       $     1.47     $    (5.13)
Deduct total stock based employee compensation
expense determined under the fair value method for
all awards, net of tax........................................    $    (0.06)      $    (0.24)    $    (0.56)
                                                                  ----------       ----------     ----------
Pro forma income (loss) from continuing operations.               $     0.11       $     1.23     $    (5.69)
Loss from discontinued operations                                 $        -       $    (0.03)             -
                                                                  ----------       ----------     ----------
Proforma basic net income (loss)..............................    $     0.11       $     1.20     $    (5.69)
                                                                  ==========       ==========     ==========

Diluted net income (loss) per share:
Income (loss) from continuing operations as reported..........    $     0.17       $     1.46     $    (5.13)
Deduct total stock based employee compensation
Expense determined under the fair value method for
all awards, net of tax........................................    $    (0.06)      $    (0.24)    $    (0.56)
                                                                  ----------       ----------     ----------
Pro forma income (loss) from continuing operations............    $     0.11       $     1.22     $    (5.69)
Loss from discontinued operations.............................    $        -       $    (0.03)            -
                                                                  ----------       ----------     ----------
Proforma diluted net income (loss)............................    $     0.11        $    1.19     $    (5.69)
                                                                  ==========       ==========     ==========

The resulting effect on the pro forma net income (loss) disclosed for the years ended December 31, 2004, 2003 and 2002 is not likely to be representative of the effects of the net loss on a pro forma basis in future years, because the pro forma results include the impact of three, four and five years, respectively, of grants and related vesting of option prices ranging from $0.53 per share to $294.80 per share. Subsequent years will include additional grants at the then current stock prices and vesting. For purposes of pro-forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period.

The fair value of each option grant is estimated on the date of grant using the Black Scholes method option-pricing model with the following assumptions used for grants made in 2004: dividend yield of zero (0%) percent, average risk-free rate interest rate of 3.4%, expected life of 5 years and volatility of 119%, 2003: dividend yield of zero (0%) percent, average risk-free rate interest rate of 3.0%, expected life of 5 years and volatility of 123%, 2002: dividend yield of zero (0%) percent, average risk-free interest rate of 4.1%, expected life of 5 years and volatility of 120%.

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

Diluted net income per common share for the years ended December 31, 2004 and 2003 include the effect of employee options to purchase 886,765 and 251,527 shares of common stock, respectively. Diluted net loss per share is equal to basic loss per share for the year ended December 31, 2002, since all common stock equivalents are anti-dilutive for this period.

Diluted net income (loss) per common share for the years ended December 31, 2004, 2003 and 2002, does not include the effects of employee options to purchase 1,524,086, 1,429,516 and 2,773,446 shares of common stock, respectively, and 798,523, 798,523 and 1,843,982 common stock warrants, respectively, as their inclusion would be antidilutive. Similarly, the computation of diluted net loss per share for 2002 excludes the effect of shares issuable upon the conversion of any outstanding Convertible Notes at December 31, 2002.

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

In November 2002, the FASB issued FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the existing disclosure requirements for most guarantees, including residual value guarantees issued in conjunction with operating lease agreements. It also clarifies that at the time a company issues a guarantee the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements or interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not materially impact the Company's financial position and results of operations.

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities", and amended the interpretation with FIN 46(R) in December 2003. This interpretation and its amendment set forth a requirement for an investor with a majority of the variable interests in a variable interest entity ("VIE") to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the equity investors do not have a controlling interest, or the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from the other parties. The provisions of FIN 46 were effective immediately for all arrangements entered into with new VIEs created after January 31, 2003. The Company has not entered into any arrangements with VIEs after January 31, 2003. For arrangements entered into with VIEs created prior to January 31, 2003, the provisions of FIN 46 have been delayed to the first interim or annual period beginning after December 15, 2003. The Company has evaluated the impact of adoption of FIN 46(R) for its arrangements created before January 31, 2003. The adoption of this standard did not materially impact the Company's financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative. It also clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and did not materially impact the Company's financial statements.

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

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS 123 (revised 2004), "Share-Based Payment" (SFAS 123(R)) which replaces SFAS 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees. Among other items, SFAS 123(R) eliminates the use of APB 25 and the intrinsic method of accounting, and requires all share-based payments, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS 123(R) is effective for public companies beginning with the first interim period that begins after June 15, 2005. The Company will adopt SFAS 123(R) in 2005 and in accordance with its provisions will recognize compensation expense for all share-based payments and employee stock options based on the grant-date fair value of those awards. The Company is currently evaluating the impact of the statement on its financial statements. See Note 1 (p) for the proforma effect of SFAS 123.

In December 2004, the FASB issued FASB Staff Position, 109-1 ("FSP FAS 109-1"), "Application of FASB Statement No. 109, "Accounting for Income Taxes," to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004". In FSP FAS 109-1, the FASB concluded that the tax relief (special tax deduction for domestic manufacturing) from this legislation should be accounted for as a "special deduction" instead of a tax rate reduction. The guidance in FSP FAS 109-1 was effective December 21, 2004 and had no impact on the Company's results of operations or its financial position.

In December 2004, the FASB issued FSP FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004". The American Jobs Creation Act of 2004 introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FSP FAS 109-2 gives a company additional time to evaluate the effects of the legislation on any plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109, Accounting for Income Taxes. The deduction is subject to a number of limitations, and uncertainty remains as to how to interpret numerous provisions in the Act. As such, the Company is not in a position to decide on whether, and to what extent, it might repatriate foreign earnings that have not yet been remitted to the U.S. based on its analysis to date. The Company expects to be in a position to finalize its assessment by December 31, 2005.

In September 2004, the Emerging Issues Task Force ("EITF") of the FASB reached a consensus on EITF Issue No. 04-08, "The Effect of Contingently Convertible Debt on Diluted Earnings Per Share," which requires the shares issuable under contingently convertible debt, such as the Company's convertible subordinated debentures, to be included in diluted earnings per share computations, regardless of whether the contingency had been met, if the effect would be dilutive to the earnings per share calculation. The provisions are effective for reporting periods ending after December 15, 2004. If the impact is dilutive, all prior period earnings per share amounts presented are required to be restated to conform to the provisions of the EITF. The Company adopted this rule during the fourth quarter of 2004 and there was no effect on diluted income (loss) per share for all periods presented since the effect was anti-dilutive to the earnings per share calculation.

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

(2) SALE OF BUSINESSES/MAILWATCH SERVICE LINE


On September 20, 2002, the Company sold its customer contracts related to its email hosting service ("NIMS") line to Call Sciences, Inc. Call Sciences paid $300,000 in cash upon closing. In connection with the sale, the parties entered into a transition services agreement whereby the Company would receive payments for services rendered during the 2 month period following the close. As a result of the sale, the Company transferred the customer contracts and recorded a gain on the sale of NIMS of $300,000. In October 2002, the Company sold for $126,000 a software and consulting business in England that was previously acquired in an earlier acquisition. The full purchase price was recorded as a gain as the net book value of assets transferred was zero.

On July 31, 2004, the Company sold its MailWatch service line to Infocrossing, Inc. for total consideration of approximately $5.0 million, including $3.5 million in cash and 123,193 shares of Infocrossing's common stock valued at approximately $1.5 million. The sale resulted in a gain of $4.1 million before income taxes. The Infocrossing stock is reported at market value in the December 31, 2004 balance sheet and the unrealized gain related thereto of $521,000 is included in the accumulated other comprehensive gain(loss) account in stockholders' equity.

(3) SALE OF INTERNET DOMAIN NAMES

In December 2004, the Company sold its internet domain name portfolio and related assets to its former Chairman of the Board of Directors for $1 million and recognized a gain of $891,000 on the transaction. In addition to the initial purchase price, the Company will receive 15% of all revenues related to the purchased domain names during the second and third years following the sale and 10% of all such revenues in the fourth and fifth years. The Company also has the option to purchase back substantially all the domain names for $4.5 million at any time during the fourth and fifth years.

The former Chairman resigned as an employee of the Company and member of the Board of Directors on the same day as the domain name sale was completed. Furthermore, he agreed to the conversion of all his one million shares of 10 for 1 super-voting Class B common stock into 1 for 1 standard voting Class A common stock. As a result, there are no Class B shares outstanding as of December 31, 2004.

(4) PROPERTY AND EQUIPMENT

Property and equipment, net of accumulated depreciation and amortization, are stated at cost or allocated fair value and are summarized as follows, in thousands:

                                                                                              DECEMBER 31,
                                                                                          2004         2003
                                                                                        --------     --------
Computer equipment and software......................................................   $ 39,878     $ 40,878
Furniture and fixtures...............................................................      1,589        1,589
Web development......................................................................        181          181
Leasehold improvements...............................................................      2,282        2,187
                                                                                        --------     --------
Subtotal.............................................................................     43,930       44,835
Less accumulated depreciation and amortization.......................................     35,805       34,194
                                                                                        --------     --------
Property and equipment, net..........................................................   $  8,125     $ 10,641
                                                                                        ========     ========

Depreciation and amortization expense of property and equipment totaled $5.0 million, $8.3 million and $10.4 million for the years ended December 31, 2004, 2003 and 2002, respectively.

(5) GOODWILL AND INTANGIBLE ASSETS

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with finite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 144"). The Company adopted the provisions of SFAS 142 effective January 1, 2002.

As of January 1, 2002, the date of adoption, the Company had unamortized goodwill in the amount of $68.8 million, which was subject to the transition provisions of SFAS 142. During the quarter ended June 30, 2002, the Company completed its assessment with the assistance of an independent appraiser and determined that there was no impairment as of January 1, 2002. During the quarter ended December 31, 2002, the Company completed a new assessment with the assistance of an independent appraiser and determined that there was an impairment. Accordingly, a fair value analysis was performed on the Company's goodwill, intangible assets and other long lived assets which resulted in an aggregate impairment charge of $78.8 million, allocated as follows: $7.5 million-trademarks, $7.6 million-customer base, $1.1 million-technology, and $62.6 million-goodwill.

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

During the quarter ended December 31, 2004, the Company completed its 2004 assessment of its goodwill and indefinite-lived intangible assets with the assistance of an independent appraiser and determined that there was an impairment of its trademark of $500,000. The evaluation employed the same methodology as that used in the prior years' evaluations.

Included in the Company's balance sheet as of December 31, 2004 and 2003 are the following (in thousands):


                                                                                 AS OF DECEMBER 31, 2004
                                                                        --------------------------------------
                                                                                       ACCUMULATED
                                                                        GROSS COST    AMORTIZATION      NET
                                                                        ----------    --------------  --------
Intangibles with indefinite lives:
Goodwill..............................................................   $ 152,659      $(146,393)    $ 6,266
                                                                        ==========    ==============  ========
Trademarks............................................................   $  15,500      $ (10,400)    $ 5,100
                                                                        ==========    ==============  ========
Intangibles with finite lives:
Technology............................................................   $  16,550      $ (14,339)    $ 2.211
Customer lists........................................................      11,000         (9,943)      1,057
Software development and licenses.....................................       4,564         (4,086)        478
                                                                        ----------    --------------  --------
                                                                         $  32,114      $ (28,368)    $ 3,746
                                                                        ==========    ==============  ========

                                                                                 AS OF DECEMBER 31, 2003
                                                                        --------------------------------------
                                                                                       ACCUMULATED
                                                                        GROSS COST    AMORTIZATION      NET
                                                                        ----------    --------------  --------
Intangibles with indefinite lives:
Goodwill..............................................................   $ 152,659      $(146,393)    $ 6,266
                                                                        ==========    ==============  ========
Trademarks............................................................      16,000      $ (10,400)    $ 5,600
                                                                        ==========    ==============  ========
Intangibles with finite lives:
Technology............................................................   $  16,550      $ (12,445)    $ 4,105
Customer lists........................................................      11,000         (9,771)      1,229
Software development and licenses.....................................       4,580         (3,885)        695
                                                                        ----------    --------------  --------
                                                                            32,130      $ (26,101)    $ 6,029
                                                                        ==========    ==============  ========

The Company's estimated amortization expense is $2.3 million, $0.6 million, $0.2 million, $0.2 million, and $0.2 million in 2005, 2006, 2007, 2008 and 2009, respectively. In accordance with Statement 142, the Company reassessed the useful lives of all other intangible assets. There were no changes to such lives and there are no expected residual values associated with these intangible assets. Customer lists are being amortized on a straight-line basis over ten years. Technology and software development and licenses are being amortized on a straight-line basis over their estimated useful lives from two to five years.

(6) ACCRUED EXPENSES

Accrued expenses consist of the following, in thousands:

                                                                                              DECEMBER 31,
                                                                                          2004         2003
                                                                                        --------     --------
Carrier charges......................................................................   $  3,820     $  5,507
Payroll and related costs............................................................      2,960        2,532
Sales/Use/VAT taxes payable..........................................................      1,506        1,792
Federal and state income taxes payable...............................................      1,780           --
Professional services, consulting fees and
sales agents' commissions............................................................      1,581        1,295
Interest.............................................................................         90          233
Software and hardware maintenance....................................................        181          168
Other................................................................................      1,973        2,809
                                                                                        --------     --------
Total................................................................................   $ 13,891     $ 14,336
                                                                                        ========     ========

(7) LOANS AND NOTES PAYABLE

Loans and notes payable include the following, in thousands:

                                                                             December 31,
                                                            -----------------------------------------------
                                                              2004                            2003
                                                            --------------        -------------------------
                                                                                  Capitalized
                                                            Principal              Interest       Principal
                                                            ---------             -----------     ---------
Term loan payable....................................       $  12,000                  ---             ---

7% Convertible Subordinated Notes,
   due February 1, 2005..............................           1,425                  ---        $  1,425

12% restructure note: as amended and
   restated effective September 2003.................             ---                1,884          10,504

12% restructured notes payable quarterly
    beginning June 2003..............................             ---                  109           1,025

Restructure balloon payment due November, 2004.......             ---                  ---             396

12% restructure note payable to
  shareholder........................................             ---                    3             118
                                                            ---------             -----------     ---------

Total loans and notes payable........................          13,425                1,996          13,468

Current portion......................................           3,825                1,040           2,957
                                                            ---------             -----------     ---------

Long term portion....................................       $   9,600               $  956        $ 10,511
                                                            =========             ===========     =========

TERM LOAN PAYABLE

On December 16, 2004 the Company entered into a $15 million credit facility with Wells Fargo Foothill, Inc. (a subsidiary of Wells Fargo Bank) that includes a $12 million Term Loan payable monthly over 60 months and the availability of working capital advances of $3 million initially, increasing to $7.5 million upon the completion of certain items by the Company subject to limitations including the maximum outstanding under the facility of $15 million. The credit facility is secured by a security interest in substantially all of the Company's assets. $9.5 million of the proceeds from the Term Loan were used by the Company to repay all outstanding restructure notes. The balance of the proceeds will be used to repay the outstanding balance of the 7% Convertible Subordinated Notes, due February 1, 2005 and to fund other cash requirements of the Company's operations. As a result of the repayment of the restructure notes, $984,000 of previously capitalized interest was reversed and recognized as a gain on debt restructurings and settlements. The capitalized interest had been recorded in 2001 at the time of previous debt restructuring in accordance with SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings.

Interest on the Term Loan is payable monthly at the rate of 3.75% over the Wells Fargo Bank prime rate and an annual fee of 1% of the balance outstanding is payable on each anniversary of the loan. The Term Loan includes certain mandatory prepayments as follows: (1) beginning with the year ended December 31, 2005, a mandatory prepayment is required for any year in which the Company has "excess cash flow", as defined in the agreement, equal to the lesser of $400,000 or 25% of the excess cash flow for that year; (2) upon the sale or disposition of certain assets excluding up to $3,000,000 in proceeds from the sale of domain names and up to $2,000,000 from the sale of Infocrossing, Inc. stock obtained in the MailWatch service line sale; (3) upon the receipt of certain extraordinary funds as defined in the agreement in excess of $1,000,000; and (4) at any time that total borrowings under the credit facility exceeds one of the following:
$15,000,000, 2 times trailing twelve months EBITDA, 50% of the Company's enterprise valuation or the amount of accounts receivable collections for domestic revenues for the preceding 90 days.

Interest on outstanding Advances is payable monthly at the rate of 0.75% over the Wells Fargo Bank prime rate. A fee of 0.25% per annum is payable monthly on the amount of available but unused advances and a servicing fee of $2,500 per month is also payable. Advances are specifically limited to 85% of Eligible Accounts Receivable which represent all revenues from US customers excluding certain balances based on the periods such balances are outstanding.

The credit facility includes certain affirmative and restrictive covenants, including a restriction on the incurrence of indebtedness, a restriction on the payment of dividends, limitations on capital expenditures and maintenance on quarterly levels of EBITDA. The Company was not in compliance with the $3 million limitation on capital expenditures for 2004; however, Wells Fargo waived the covenant. Additionally, on March 31, 2005, the Company entered into an amendment to the credit agreement whereby it can exclude severance charges related to the George Abi Zeid settlement of up to $2.475 million from the calculation of EBITDA for covenant compliance purposes.

7% CONVERTIBLE SUBORDINATED NOTES

The 7% Convertible Subordinated Notes outstanding as of December 31, 2004 and 2003 represent the balance outstanding from $100 million in notes issued on January 26, 2000. The Notes are convertible by holders into shares of EasyLink Class A common stock at a conversion price of $189.50 per share. Through a series of exchange, settlement and restructuring transactions completed in 2001 through 2003, the outstanding notes were reduced to the current amount which was paid on the maturity date of February 1, 2005.

RESTRUCTURE NOTES

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

The restructure notes accrued interest at a rate of 12% per annum and were scheduled to mature five years from the date of the debt restructuring. The Company was able to elect to defer payment of accrued interest on a portion of the restructure notes until various dates commencing June 2003 and to elect to pay accrued interest on other restructure notes in shares of Class A common stock having a market value at the time of payment equal to 120% of the interest payment due. The Company was not required to make scheduled principal payments on any of the notes until June 2003.

One restructure note, which was amended and restated effective September 2003, was originally issued for $10 million to AT&T Corp. in connection with the 2001 debt restructuring. The debt was originally $35 million from the acquisition of STI, including the EasyLink Services business as purchased from AT&T by STI shortly before the Company's acquisition. In 2003, AT&T entered into an agreement to sell the $10 million note and 1.4 million shares of EasyLink Class A common stock, received by AT&T as part of the debt restructuring, to PTEK Holdings, Inc. ("PTEK"), one of the Company's principal competitors. Following the announcement of the agreement, the Company commenced legal proceedings to enjoin AT&T from selling the note and to assert claims for damages against AT&T and PTEK. In October 2003 the legal dispute was settled. Under the settlement, the Company agreed to consent to the transfer of the note and shares from AT&T to PTEK in exchange for a revised amortization schedule on the note and return of a warrant to the Company for cancellation. The warrant, also issued in connection with the 2001 debt restructuring, was for the purchase of 1 million shares of the Company's Class A common stock at a purchase price of $6.10 per share. The amended and restated note, amounting to $11.0 million which included the balance of principal and interest outstanding as of September 1, 2003, was repayable in quarterly installments of principal and interest of $800,000 with a final payment of $5.8 million on the June 1, 2006 maturity date.

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

During 2003, the Company entered into a series of transactions with debt holders to eliminate a total of $63.0 million of indebtedness in exchange for cash payments of $3.1 million and, the issuance of 23.9 million shares of Class A common stock valued at $13.6 million. The eliminated debt included $22.7 million of 7% Convertible Subordinated Notes, due February 2005, $31.1 million of 10% Senior Convertible Notes, due January 2006, a $2.7 million note payable to the former shareholder of STI (who was an officer and director of the Company), $6.0 million of Restructure notes and $0.5 million in other indebtedness. The Company also entered into agreements to repay an outstanding note in the principal amount of $115,000 and accrued interest obligations in the aggregate amount of $959,000 over the next three years, which accrued interest includes $284,000 due to the former shareholder of STI. In addition, after eliminating $6.5 million of previously capitalized interest, $2.7 million of accrued interest, and $0.3 million of debt issuance costs on the eliminated notes, these transactions resulted in a gain of $54.1 million or $1.52 per share on a basic and diluted basis. Also, the transactions relating to the previous $115,000 note and $959,000 of accrued interest have been accounted for in accordance with SFAS 15.

 (8) DISCONTINUED OPERATIONS

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

Summarized financial information (In thousands) for the discontinued operation is as follows:

                                                                              STATEMENTS OF OPERATIONS DATA
                                                                                 YEAR ENDED DECEMBER 31,
                                                                              -----------------------------
                                                                                2004        2003       2002
                                                                              --------    --------   --------
Revenues..............................................................        $     --    $     --   $     --
                                                                              ========    ========   ========
Loss from discontinued operations.....................................        $     --    $    938   $     --
                                                                              ========    ========   ========

                                                                                         BALANCE SHEET DATA
                                                                                         AS OF DECEMBER 31,
                                                                                       ----------------------
                                                                                          2004         2003
                                                                                       ----------   ----------
Current assets........................................................                  $      17   $      17
Total assets..........................................................                        404         404
Current liabilities...................................................                        740       1,040
Long-term liabilities and minority interest...........................                        193         193
Net liabilities of discontinued operations............................                       (528)       (828)


(9) LEASES

In addition to capital leases, the Company leases facilities and certain equipment under agreements accounted for as operating leases. These leases generally require the Company to pay all executory costs such as maintenance and insurance. Rent expense for operating leases for the years ending December 31, 2004, 2003 and 2002 was approximately $3.6 million, $4.2 million, and $3.4 million, respectively.

At December 31, 2004, the Company had $507,000 in gross amount of fixed assets and $67,000 of related accumulated amortization under capital leases. Future minimum lease payments under the remaining capital leases and non-cancellable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2004 are as follows, in thousands:


YEAR  ENDING DECEMBER 31,
                                                                                         CAPITAL     OPERATING
                                                                                         LEASES       LEASES
                                                                                         -------     ---------
2005.................................................................................     $  321       $2,917
2006.................................................................................         43        2,195
2007.................................................................................          -        1,565
2008.................................................................................          -        1,221
2009.................................................................................          -        1,255
2010 and later.......................................................................          -        3,764
                                                                                         -------     ---------
              Total minimum lease payments...........................................     $  364      $12,917
                                                                                         =======     =========

Less current portion of obligations under capital leases.............................        321

Obligations under capital leases, excluding current portion..........................     $   43
                                                                                         =======

Of the total operating lease commitments as of December 31, 2004 noted above, $12.0 million is for occupied properties and $0.9 million is for abandoned properties, which are a component of the restructuring obligation. The balance for capital leases and related interest as of December 31, 2004 is for computer equipment and software.

(10) RELATED PARTY TRANSACTIONS

FEDERAL PARTNERS, L.P. FINANCINGS

On January 8, 2001, the Company issued $5,000,000 principal amount of 10% Senior Convertible Notes due January 8, 2006 to Federal Partners. Stephen Duff, a director of the Company until November 2004, is Chief Investment Officer of The Clark Estates, Inc. and is Treasurer of the general partner of, and a limited partner of, Federal Partners, L.P. The note accrued interest at the rate of 10% per annum and was payable semi-annually one half in cash and, at the option of the Company, one half in shares of Class A common stock valued at the conversion price of $10.00 per share. The Company issued shares to Federal Partners in payment of interest on this note during 2003, 2002 and 2001. The Clark Estates, Inc. provides management and administrative services to Federal Partners. On March 20, 2001, the Company issued to Federal Partners 300,000 shares of our Class A common stock for a purchase price of $3,000,000, and committed to issue to Federal Partners an additional 100,000 shares of Class A common stock if the closing price of our Class A common stock on the principal securities exchange on which they are traded was not at or above $100 per share for 5 consecutive days. The additional shares were issued in 2002. As part of the financing completed on November 27, 2001 in connection with our debt restructuring, the Company issued to Federal Partners an aggregate of 250,369 shares of Class A common stock for a purchase price of $1,700,000, and we committed to issue to Federal Partners an additional 173,632 shares of Class A common stock if the average of the closing prices of our Class A common stock on Nasdaq was not at or above $16.00 per share for the 10 consecutive trading days through year end 2001. The additional shares were issued in 2002. Through his limited partnership interest in Federal Partners, Mr. Duff has an indirect interest in 10,789 of the shares of Class A common stock held by Federal Partners.

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

ACQUISITION OF SWIFT TELECOMMUNICATIONS, INC.

The Company acquired Swift Telecommunications, Inc. on February 23, 2001. George Abi Zeid was the sole shareholder of Swift Telecommunications, Inc ("STI"). In connection with the acquisition, Mr. Abi Zeid was elected to the Board of Directors of the Company and was appointed President - International Operations. EasyLink paid $835,294 in cash, issued 1,876,618 shares of Class A common stock valued at $30.8 million and issued a promissory note in the original principal amount of approximately $9.2 million to Mr. Abi Zeid in payment of the purchase price for the acquisition payable at the closing. Under the merger agreement, EasyLink also agreed to pay additional contingent consideration to Mr. Abi Zeid equal to the amount of the net proceeds, after satisfaction of certain liabilities of STI and its subsidiaries, from the sale or liquidation of the assets of one of STI's subsidiaries. During 2004, pursuant to such agreement the Company paid Mr. Abi Zeid $320,000 of net proceeds received by the Company. Pursuant to the debt restructuring completed on November 27, 2001, EasyLink issued $2,682,964 principal amount of restructure notes, 268,295 shares of Class A common stock valued at approximately $1.6 million and warrants to purchase 268,295 shares of Class A common stock in exchange for Mr. Abi Zeid's $9.2 million note. On May 1, 2003 in connection with the Company's 2003 debt restructuring, Mr. Abi Zeid exchanged the promissory note in the principal amount of $2,682,964 for 1,341,482 shares of Class A common stock valued at approximately $765,000 and agreed to defer interest payments due to him in the amount of $283,504, all of which has been paid. See Note 7 - Loans and Notes Payable.

Subsequent to December 31, 2004 Mr. Abi Zeid resigned as an officer and director of the Company pursuant to a separation agreement. Under the agreement, the Company agreed to pay Mr. Abi Zeid $240,000 as a severance payment on the effective date of his resignation, February 4, 2005, and an aggregate amount of $1,960,000 in equal installments over three years in consideration of the non-compete and other covenants contained in the agreement. In connection with the agreement, the Company also agreed to pay $200,000 of severance payments to two other employees of the Company.

SALE OF INTERNET DOMAIN NAMES

In December 2004, the Company sold its portfolio of Internet domain names and related assets to Gerald Gorman, the Company's former Chairman and director. See
Note 3.

(11) CAPITAL STOCK

REVERSE STOCK SPLIT

Effective January 23, 2002, the Company authorized and implemented a 1 for 10 reverse stock split. Accordingly, all share and per share amounts in the accompanying consolidated financial statements have been retroactively restated to reflect the reverse stock split.

AUTHORIZED SHARES

As of December 31, 2004, the number of authorized shares consist of 500,000,000 shares of Class A common stock, 10,000,000 shares of Class B common stock and 60,000,000 undesignated shares of preferred stock, all with a par value of $0.01 per share.

COMMON STOCK

VOTING RIGHTS

Each share of Class A common stock has one vote per share. Prior to the conversion into Class A common stock in December 2004, 1 million shares of Class B common stock, which were owned by the Chairman, had ten votes per share.

PRIVATE PLACEMENT OF COMMON STOCK

On April 30, 2003, the Company completed a private placement of 1,923,077 shares of Class A common stock for an aggregate price of $1,000,000 to Federal Partners.

SETTLEMENTS

During 2002, the Company issued 226,391 shares of Class A common stock in connection with various settlements of certain obligations and for payment of services rendered valued at $706,000 in the aggregate. The 2002 issuances included 127,550 shares in connection with vendor settlements and 98,841 shares related to discontinued operations. In addition, 888,810 shares of Class A common stock were issued during 2002 in lieu of cash interest payments on Senior Convertible Notes and subordinated debentures valued at $1.8 million in the aggregate.


UNDESIGNATED PREFERRED SHARES

The Company is authorized, without further stockholder approval; to issue authorized but unissued shares of preferred stock in one or more classes or series. At December 31, 2004 and 2003, 60,000,000 authorized shares of undesignated preferred stock were available for creation and issuance in this manner.

(12) STOCK OPTIONS

A summary of the Company's stock option activity and weighted average exercise prices is as follows:

                                                             FOR THE YEAR ENDED DECEMBER 31,

                                                2004                     2003                     2002
                                       ---------------------   -----------------------   ----------------------
                                                    WEIGHTED                  WEIGHTED                 WEIGHTED
                                                     AVERAGE                   AVERAGE                  AVERAGE
                                                    EXERCISE                  EXERCISE                 EXERCISE
                                        OPTIONS       PRICE     OPTIONS         PRICE     OPTIONS        PRICE
                                       ---------    --------   ----------     --------   --------     ---------
Options outstanding at
beginning of period.................   4,881,980       $4.00    2,773,446        $6.80   1,855,781      $13.51
Options granted.....................     441,000       $1.37    2,470,131        $1.14   1,285,300       $1.04
Options canceled....................    (186,417)      $3.92     (290,047)       $7.23    (367,732)     $20.44
Options exercised...................     (44,300)      $0.75      (71,550)       $0.98          97           -
                                       ---------    --------   ----------     --------   ---------      ------
Options outstanding at
end of period.......................   5,092,263       $3.80    4,881,980        $4.00   2,773,446       $0.67
                                       =========    ========   ==========     ========   =========      ======
Options exercisable at period end...   3,318,729                2,200,787                1,174,560
                                       =========               ==========                =========
Weighted average fair value of
options granted during the
period..............................       $0.90                    $0.90                    $0.93
                                       =========               ==========                =========

The following table summarizes information about stock options outstanding and exercisable at December 31, 2004:

                                                             OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
                                                -------------------------------------    -------------------------
                                                                WEIGHTED
                                                                AVERAGE      WEIGHTED                    WEIGHTED
                                                                REMAINING    AVERAGE                     AVERAGE
RANGE OF EXERCISE                                  NUMBER      CONTRACTUAL   EXERCISE       NUMBER       EXERCISE
PRICES                                           OUTSTANDING      LIFE        PRICE       EXERCISABLE     PRICE
                                                ------------   -----------   ---------    -----------    --------
$0.53-0.70................................           489,650       7.80          $.54         432,150      $0.53
$0.98-1.45................................         3,203,527       8.00         $1.18       1,575,030      $1.08
$1.50-2.20................................           680,404       6.00         $2.12         608,245      $2.17
$2.30-3.40................................            24,957       7.10         $2.82          17,263      $2.84
$3.80-5.31................................            96,157       4.20         $4.44          92,230      $4.45
$5.80-8.13................................            32,723       3.40         $6.20          29,525      $6.20
$9.06-13.44...............................           218,627       5.10        $12.31         218,377     $12.31
$14.69-20.00..............................           253,785       4.20        $17.00         253,476     $17.00
$23.36-35.00..............................            42,707       3.10        $34.97          42,707     $34.97
$40.00-55.32..............................            28,763       4.30        $51.08          28,763     $51.08
$63.10-74.61..............................             1,544       5.40        $72.39           1,544     $72.39
$118.60-175.00............................            18,194       5.10       $155.84          18,194    $155.84
$190.00-193.03............................               957       4.20       $192.71             957    $192.71
$294.80-294.80............................               268       0.20       $294.80             268    $294.80
                                                ------------   -----------   ---------    -----------    --------
                                                   5,092,263       7.20         $3.80       3,318,729      $5.14
                                                ============   ===========   =========    ===========    ========

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

(13) EMPLOYEE STOCK AND SAVINGS PLANS

401 (K) PLAN

On January 3, 2000, the Company established a 401(k) Plan ("the plan"). Subject to Internal Revenue Service Code limitations, participants may contribute from 1% to 15% of pay each pay period on a before tax basis, subject to statutory limits. Such contributions are fully and immediately vested. The Company will match 50% of the first 6% of an employee's contribution with shares of Class A common stock. Vesting of the Company's matching contributions begins at 20% after the first anniversary of date of hire or plan commencement date, whichever is later, increasing by 20% each year thereafter through the fifth year until full vesting occurs. The Company's matching contributions of 273,129, 531,545, and 314,642 shares of Class A common stock, for the years ended December 31, 2004, 2003 and 2002 resulted in compensation expense of $400,000, $492,000, and $437,000, respectively.

Due to the acquisition of STI, the Company has various pension plans in other countries. The participants may contribute from 2.5% to 10.5% of pay each period on a before tax basis, subject to statutory limits. Such contributions are fully and immediately vested. The Company will match 4.5% up to 20% of a participant's contribution. Vesting of the Company's matching contribution is immediate. The Company's matching contributions for the years ended December 31, 2004, 2003 and 2002 amounted to $344,049, $210,000 and $454,000, respectively.

(14) RESTRUCTURING CHARGES

During 2003 and 2002, restructuring charges of $1.5 million and $2.3 million, respectively, were recorded by the Company related to the relocation and consolidation of its New Jersey-based office facilities into one location and a similar consolidation of its office facilities in England. The relocation process was completed in the first 6 months of 2003. The restructuring charges are comprised of abandonment costs with respect to leases, including the write-off of leasehold improvements.

In 2004, based upon revised estimates of the previously recorded abandonment costs, largely due to a negotiated settlement of liability on one lease, $350,000 of restructuring charges were reversed.

The following sets forth the activity in the Company's restructuring reserve (in thousands):

                                                                     FOR THE YEAR ENDED DECEMBER 31, 2004
                                                                 --------------------------------------------------
                                                                  BEGINNING   CURRENT YEAR   CURRENT YEAR   ENDING
                                                                   BALANCE      PROVISION     UTILIZATION   BALANCE
                                                                               (REVERSAL)
                                                                 ----------   ------------   ------------   -------
Lease abandonments............................................     $2,747        $(350)        $(1,494)      $  903
                                                                 ==========   ============   ============   =======

                                                                     FOR THE YEAR ENDED DECEMBER 31, 2003
                                                                 --------------------------------------------------
                                                                  BEGINNING   CURRENT YEAR   CURRENT YEAR   ENDING
                                                                   BALANCE      PROVISION     UTILIZATION   BALANCE
                                                                               (REVERSAL)
                                                                 ----------   ------------   ------------   -------
Employee termination benefits.................................       $140        $(129)           $(11)           -
Lease abandonments............................................      2,175        1,607          (1,035)       2,747
Other exit costs..............................................         47            -             (47)           -
                                                                 ----------   ------------   ------------   -------
                                                                   $2,362       $1,478         $(1,093)      $2,747
                                                                 ==========   ============   ============   =======

                                                                     FOR THE YEAR ENDED DECEMBER 31, 2002
                                                                 --------------------------------------------------
                                                                  BEGINNING   CURRENT YEAR   CURRENT YEAR   ENDING
                                                                   BALANCE      PROVISION     UTILIZATION   BALANCE
                                                                               (REVERSAL)
                                                                 ----------   ------------   ------------   -------
Employee termination benefits.................................       $228            -            $(88)         140
Lease abandonments............................................        539        2,143            (507)       2,175
Asset disposals...............................................          -          162            (162)           -
Other exit costs..............................................         32           15               -          47
                                                                 ----------   ------------   ------------   -------
                                                                     $799       $2,320           $(757)      $2,362
                                                                 ==========   ============   ============   =======


(15) INCOME TAXES

The provision for income taxes in 2004 consist of the following:

                  Current taxes:
                          Federal           $1,600
                          State                300
                                            --------
                                            $1,900

There is no tax provision for 2003 and 2002 since the Company has incurred losses for tax purposes in those years and since inception. Although the Company has tax loss carryforwards which could have offset its taxable income in 2004, the availability of such net operating loss carryforwards to offset income in the current period and in the future has been determined to be significantly limited. As a result of numerous historical equity transactions, the Company has experienced "ownership changes," as defined by Section 382 of the Internal Revenue Code of 1986, as amended (the "Code") and accordingly, the utilization of net operating loss carryforwards is limited under the change in stock ownership rules of the Code. Accordingly, the December 31, 2004 and 2003 deferred tax assets disclosed below have been adjusted to reflect the Section 382 limitation. As of December 31, 2004 and 2003, the Company had approximately $9.2 million and $10.9 of federal net operating loss carryforward available to offset future taxable income after considering the limitations under the change in stock ownership rules of the Code. Such carryforward expires ratably through 2023.

Additionally, the Company had $3.9 million and $4.3 million, respectively, of foreign net operating loss carryforwards at December 31, 2004 and 2003, which had no expiration date.

The elimination of outstanding debt in 2003 resulted in substantial income from cancellation of debt for income tax purposes. The Company intends to minimize its income tax payable as a result of the restructuring by, among other things, offsetting the income with its historical net operating losses and otherwise reducing the income in accordance with applicable income tax rules. Although the relevant tax authorities may challenge the Company's income tax positions, the Company does not expect to incur any material current income tax liability from the elimination of this debt. See Note 18.

The difference between the statutory federal income tax rate and the Company's effective tax rate for the year ending December 31, 2004 is principally due to the utilization of federal and state net operating losses. For the year ending December 31, 2003 reduction of income in accordance with applicable tax rules, and net operating losses for which no tax benefit was recorded, resulted in the difference between the statutory federal income tax rate and the Company's effective tax rate.

The effects of temporary differences and tax loss carryforwards that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2004 and 2003 are presented below, in thousands.

                                                                                               DECEMBER 31,
                                                                                         -----------------------
                                                                                            2004        2003
                                                                                         ----------   ----------
Deferred tax assets(liabilities):
Net operating loss carryforwards.....................................................    $ 4,845      $ 5,657
Accounts receivable principally due to allowance for doubtful accounts...............      1,345        1,576
Plant and equipment, principally due to differences in depreciation..................       (582)        (208)
Write down of assets and investments.................................................       (665)      (1,263)
Accrued expenses.....................................................................        411          199
Restructuring reserve................................................................        361          790
Other................................................................................       (210)           -
                                                                                         ----------   ----------
Gross deferred tax assets............................................................      5,505        6,751
Less: valuation allowance............................................................     (5,505)      (6,751)
                                                                                         ----------   ----------
      Net deferred tax assets........................................................    $     -      $     -
                                                                                         ==========   ==========


Based upon the level of historical losses and after considering projections for future taxable income over the periods in which the deferred tax assets are expected to be deductible, the Company has recorded a full valuation allowance against its net deferred tax assets, including the remaining net operating loss carryforward, since it believes that it is not more likely that not that these assets will be realized.

(16) VALUATION AND QUALIFYING ACCOUNTS

Additions and write-offs charged to the allowance for doubtful accounts is presented below, in thousands.

                                                                       ADDITIONS
                                                     BALANCE AT        CHARGED TO                                     BALANCE
                                                    BEGINNING OF       COSTS AND     ADDITIONS FROM   DEDUCTIONS/     AT END
ALLOWANCE FOR DOUBTFUL ACCOUNTS                         YEAR           EXPENSES       ACQUISITIONS    WRITE-OFFS     OF PERIOD
                                                    ------------       ----------    --------------   -----------    ----------
For the year ended December 31, 2002.............   $   14,547           $2,596      $     --           $9,091       $  8,052
For the year ended December 31, 2003.............   $    8,052           $    1      $     --           $3,229       $  4,824
For the year ended December 31, 2004.............   $    4,824           $  410      $     --           $1,284       $  3,950


(17) COMMITMENTS AND CONTINGENCIES

MASTER CARRIER AGREEMENT

In connection with the acquisition of the EasyLink Services business from AT&T Corporation in 2001, the Company entered into a Master Carrier Agreement with AT&T. Under this agreement, AT&T has provided the Company with a variety of telecommunications services that are required in connection with the provision of the Company's services. In April, 2004, the Company entered into a Data Service Terms and Pricing attachment (the "MCA Attachment") to the Master Carrier Agreement for the renewed purchase of private line and satellite services for a minimum term of 18 months with an option by the Company to extend the term up to an additional 12 months. Under the MCA Attachment, the Company has a minimum purchase commitment for services equal to $3.6 million over the initial contract period of 18 months. If the Company terminates the network connection services or the private line and satellite services prior to the end of the applicable term or AT&T terminates the services for the Company's breach, the Company must pay to AT&T a termination charge equal to 50% of the unsatisfied minimum purchase commitment for these services for the period in which termination occurs plus 50% of the minimum purchase commitment for each remaining commitment period in the term. If the Company decides to exercise the option at the end of the initial contract period, there is no minimum purchase commitment and the service term is on a month-to-month basis. During 2003, the Company entered into a separate agreement for a term of 36 months ending in September 2006 for switched services from AT&T which includes a minimum revenue commitment of $120,000 per year. The Company has complied with the annual minimum revenue commitment for switched services through the annual period ending September 2004.

OTHER TELECOMMUNICATIONS SERVICES

The Company has committed to purchase from MCI Worldcom a minimum of $900,000 per year in other telecommunications services through January 2007.

LEGAL PROCEEDINGS

From time to time the Company has been, and expects to continue to be, subject to legal proceedings and claims in the ordinary course of business. These include claims of alleged infringement of third-party patents, trademarks, copyrights, domain names and other similar proprietary rights; employment claims; claims alleging unsolicited commercial faxes sent on behalf of the Company's customers; and contract claims. These claims include claims that some of the Company's services employ technology covered by third party patents. These claims, even if not meritorious, could require us to expend significant financial and managerial resources. No assurance can be given as to the outcome of one or more claims of this nature. If an infringement claim were determined in a manner adverse to the Company, it may be required to discontinue use of any infringing technology, to pay damages and/or to pay ongoing license fees which would increase the costs of providing service.

In connection with the termination of an agreement to sell the portal operations of the Company's discontinued India.com business, the Company brought suit against a broker that it had engaged in connection with the proposed sale of the portal operations alleging, among other things, breach of contract and misrepresentation. The broker brought a counterclaim against the Company for a brokerage fee that would have been payable on the closing of the proposed sale. The court entered a judgment in the amount of $931,000 against the Company. In response to the judgment, the Company filed a motion to alter the judgment in which the Company, among other things, requested that the Court vacate the judgment or reduce the amount of damages. On February 20, 2003, the Court vacated the original judgment and entered a declaratory judgment in EasyLink's favor that EasyLink does not owe the broker any fee or other compensation arising from the failed sale of the portal operations. On March 13, 2003, the broker filed a motion to amend the judgment or for a new trial requesting, among other things, re-instatement of the original judgment or, in the alternative, a new trial. On September 10, 2003, the Court reinstated the previously vacated judgment in favor of the broker in the original amount of $931,000. The Company filed for an appeal. The Court has permitted the Company, in lieu of posting an appeal bond, to place $400,000 into a trust account to provide funds for the payment of the judgment if upheld on appeal. The Company has paid in full the $400,000 into the trust account. Oral arguments on the appeal occurred on September 22, 2004, and the parties await the decision of the Court of Appeals. No assurance can be given as to the Company's likelihood of success or its ultimate liability, if any, in connection with this matter.

The Company previously reported that the staff of the US Securities and Exchange Commission was reviewing certain transactions accounting for approximately $4.8 million of revenue generated by its former advertising network business in 2000, a year in which the Company reported $61.2 million in total revenue. The Company announced that it has reached a settlement of the matter with the SEC. Under the settlement, the Company agreed to the entry of an SEC order requiring that it cease and desist from violations of certain reporting, record keeping and internal control provisions of the federal securities laws. The Company settled without admitting or denying the statements made in the SEC's findings. The order does not impose any fine or other penalty upon EasyLink and does not require restatement of any of EasyLink's historical financial statements.

On January 28, 2005, Steven Brin instituted a third party complaint against the Company and four other companies and two individuals for implied indemnification and/or contribution. The case was filed in the Circuit Court of Cook County, Illinois, County Department, Chancery Division, Case No. 03 CH 13062. In the underlying action against Mr. Brin in the same case, titled Jerold Rawson et al.
v. Steven Brin et al.,the plaintiffs filed a putative class action against Mr. Brin and the other defendants for allegedly sending or causing to be sent unsolicited advertisements to telephone facsimile machines in violation of the federal Telephone Consumer Protection Act, 47 U.S.C. ss. 227, the Illinois Consumer Fraud and Deceptive Business Practices Act and common law conversion and trespass. Mr. Brin has denied liability to the plaintiffs. Mr. Brin alleges in the third party complaint filed against the Company and the other third-party defendants, however, that, if he is found liable to the plaintiffs in the underlying complaint, then the Company and the other third party defendants should be held liable to Mr. Brin for implied indemnification and/or contribution. The Company has until April 13, 2005 to file its answer or otherwise plead to the third-party complaint, absent an extension. The plaintiff in the underlying lawsuit made an offer to the defendants to settle the claim for $30,000. Although we intend to defend this lawsuit vigorously, we cannot assure you that our ultimate liabiity, if any, in connection with this matter will not have a material effect on our results of operations, financial condition or cash flow.

OTHER

The Company's tax filings may be subject to challenge by various tax authorities. See Note 15. Although the Company believes its tax positions are in accordance with the relevant laws and regulations, they may be subject to interpretation by such authorities. The Company cannot predict whether any changes to its anticipated tax positions and filings could impact its results of operations, financial condition or cash flows.

(18) QUARTERLY FINANCIAL INFORMATION - UNAUDITED

Condensed Quarterly Consolidated Statements of Operations (in thousands, except per share data)

                                                 2004                                    2003
                                --------------------------------------  --------------------------------------
                                 FOURTH     THIRD    SECOND     FIRST    FOURTH     THIRD    SECOND    FIRST
                                 QUARTER   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER  QUARTER
                                --------  --------  --------  --------  --------  -------- --------  --------
Revenues......................  $ 20,941  $ 22,509  $ 24,053  $ 24,336  $ 24,738  $25,065  $ 25,802  $ 25,742
Cost of revenues..............     8,207     8,428     9,764    10,325    11,622   10,863    13,361    13,707
                                --------  --------  --------  --------   -------- -------- --------  --------
Gross profit..................    12,734    14,081    14,289    14,011    13,116   14,202    12,441   12,035
Operating expenses............    12,680     8,024    12,595    13,141    12,571   12,760    12,787   14,595
                                --------  --------  --------  --------   -------- -------- --------  --------
Income(loss)
from operations...............        54     6,057     1,694       870       545    1,442      (346)  (2,560)
Gain from debt
restructuring.................       984        --        --       412        --   47,026     6,640
Other income/(expense),
net...........................       (75)  (1,566)      (400)      (17)     (116)    (75)      (304)    (778)
                                --------  --------  --------  --------  --------  -------- --------  --------

Income from
continuing operations.........       963     4,491     1,294       853       841    1,367    46,376    3,302
                                --------  --------  --------  --------  --------  -------- --------  --------

Loss from discontinued
operations....................        --        --        --        --      (100)    (838)       --       --
                                --------  --------  --------  --------  --------  -------- --------  --------
Net income....................  $    963  $  4,491  $  1,294  $    853  $    741  $   529   $46,376  $  3,302
                                ========  ========  ========  ========  ========  ======== ========  ========
Basic and diluted
income (loss) per share:
Income from
continuing operations.........  $   0.02  $   0.10  $   0.03  $   0.02  $   0.02  $  0.03  $   1.28  $   0.19
Loss from discontinued
operations....................        --        --        --        --        --    (0.02)       --        --
                                --------  --------  --------  --------  --------  -------- --------  --------
Net income....................  $   0.02  $   0.10  $   0.03  $   0.02  $   0.02  $   0.01 $   1.28  $   0.19
                                ========  ========  ========  ========  ========  ======== ========  ========

Due to changes in the number of shares outstanding, quarterly loss per share amounts do not necessarily add to the totals for the years.

(19) GEOGRAPHIC DISCLOSURE

                                                                                 GEOGRAPHIC INFORMATION
                                                                                   FOR THE YEARS ENDED
                                                                          -----------------------------------
                                                                            2004         2003         2002
                                                                          ---------    ---------  -----------
United States:
Revenues................................................................  $ 67,973     $ 77,019   $  89,356
Operating income (loss).................................................     2,517         (175)    (84,543)
Total assets............................................................    50,624       49,408      58,704
Long lived assets.......................................................    22,335       27,585      34,317

All other regions:
Revenues................................................................    23,867       24,328      24,998
Operating income (loss).................................................     1,143         (742)     (2,390)
Total assets............................................................       (98)           4       2,307
Long lived assets.......................................................       901          951       1,544

-------------------------------------------------------------------------------------------------------------
Significant country included in all other regions

United Kingdom:
Revenues................................................................    20,516       20,463      20,940
Operating income (loss).................................................     1,713          172      (1,798)
Total assets............................................................     1,713        1,176       2,453
Long lived assets.......................................................       575          541         938


Geographic data is classified based on the location of the Company's operation that provides selling and general account maintenance of the customer's accounts.


ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company's management, with the participation of our Chief Executive Officer and President (principal executive officer) and Vice President and Chief Financial Officer (principal financial officer), carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and President (principal executive officer) and Vice President and Chief Financial Officer (principal financial officer) concluded that these disclosure controls and procedures were effective as of the end of the period covered in this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

                                    PART III

The information required by Items 10 through 14 in this part is omitted pursuant to Instruction G of Form 10-K, and will be included in an amendment to this Form 10-K or in a definitive Proxy Statement, pursuant to Regulation 14A, not later than 120 days after December 31, 2004.

                                     PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

3.1 Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 4.1 of Mail.com, Inc.'s Registration Statement on Form S-8 filed June 19, 2000)

3.2 Certificate of Amendment of Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 4.2 of Mail.com, Inc.'s Registration Statement on Form S-8 filed June 19, 2000)

3.3 Certificate of Ownership and Merger (Incorporated by reference to Exhibit 3.3 of EasyLink Services Corporation's Annual Report on Form 10-K for the year ended December 31, 2001)

3.4 Certificate of Amendment of Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 4.1 of EasyLink Services Corporation's Current Report on Form 8-K filed January 22,
         2002)

3.5 By-Laws (Incorporated by reference to Exhibit 10.3 of EasyLink Services Corporation's Current Report on Form 8-K filed April 5, 2005)

4.1 Specimen Class A common stock certificate (Incorporated by reference to Exhibit 10.9 to EasyLink Services Corporation's Annual Report on Form 10-K for the year ended December 31, 2001)

10.1 Employment Agreement between EasyLink Services Corporation and Thomas Murawski dated February 1, 2002. (Incorporated by reference to Exhibit 10 to Amendment No. 1 to EasyLink Service Corporation's Registration Statement on Form S-3, Registration No. 333-76578)

10.2 Amendment No. 1 dated as of August 8, 2003 to Employment Agreement between Thomas Murawski and the Company (Incorporated by reference to Exhibit 10.1 of EasyLink Services Corporation's Current Report on Form 10-Q filed August 14, 2003)

10.3

         10.3.1 Employment Agreement between EasyLink Services Corporation and Gerald Gorman dated November 12, 2002. (Incorporated by reference to Exhibit 10 to EasyLink Services Corporation's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002)

         10.3.2 Amendment No. 1 dated November 12, 2003 to Employment Agreement between EasyLink Services Corporation and Gerald Gorman (Incorporated by reference to Exhibit 10.1 to EasyLink Services Corporation's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003)

         10.3.3 +Domain Portfolio Purchase Agreement made the 23rd day of December, 2004, by and among Easylink Services Corporation; NJ Domains LLC; and Gerald Gorman (Incorporated by reference to
                  Exhibit 10.1 to EasyLink Services Corporation's Current Report on Form 8-K filed December 28, 2004)+

         10.3.4 Guaranty of Domain Portfolio Purchase Agreement made and delivered the 23rd day of December, 2004, by Gerald Gorman in favor of EasyLink Services Corporation (Incorporated by reference to Exhibit 10.2 to EasyLink Services Corporation's Current Report on Form 8-K filed December 28, 2004)

         10.3.5 Amendment No. 2 dated December 23, 2004 to Employment Agreement dated November 12, 2002 between EasyLink Services Corporation and Gerald Gorman (Incorporated by reference to Exhibit 10.3 to EasyLink Services Corporation's Current Report on Form 8-K filed December 28, 2004)

         10.3.6 Severance Agreement made the 23rd day of December, 2004, by and between Gerald Gorman and Easylink Services Corporation (Incorporated by reference to Exhibit 10.4 to EasyLink Services Corporation's Current Report on Form 8-K filed December 28, 2004)

         10.3.7 Release made and delivered the 23rd day of December, 2004 by Gerald Gorman in favor of EasyLink Services Corporation (Incorporated by reference to Exhibit 10.5 to EasyLink Services Corporation's Current Report on Form 8-K filed December 28, 2004)

         10.3.8 Release made and delivered the 23rd day of December, 2004 by EasyLink Services Corporation in favor of Gerald Gorman (Incorporated by reference to Exhibit 10.6 to EasyLink Services Corporation's Current Report on Form 8-K filed December 28, 2004)

10.4

         10.4.1 Employment Agreement dated February 23, 2001 between Mail.com and George Abi Zeid. (Incorporated by reference to Exhibit
                  10.1 of Mail.com, Inc.'s Current Report on Form 8-K filed March 9, 2001)

         10.4.2 Amendment dated June 1, 2003 to Employment Agreement between EasyLink Services Corporation and George Abi Zeid (Incorporated by reference to Exhibit 10.4 to EasyLink Services Corporation's Annual Report on Form 10-K filed March 30, 2004)

         10.4.3 Separation Agreement between EasyLink Services Corporation and George Abi Zeid dated January 28, 2005 (Incorporated by reference to Exhibit 10.6 to EasyLink Services Corporation's Current Report on Form 8-K filed January 28, 2005)

         10.4.4 Reaffirmation Agreement made as of July 23, 2004, by and among EasyLink Services Corporation (f/k/a Mail.com, Inc.), a Delaware corporation, Swift Telecommunications, Inc., a Delaware corporation, and George Abi Zeid (Incorporated by reference to Exhibit 10.1 to EasyLink Services Corporation's Quarterly Report on Form 10-Q filed August 16, 2004)

10.5 Employment Agreement between EasyLink Services Corporation and Michael A. Doyle dated March 22, 2004 (Incorporated by reference to Exhibit 10.5 to EasyLink Services Corporation's Annual Report on Form 10-K filed March 30, 2004)

10.6

         10.6.1 Employment Agreement between Mail.com, Inc. and Debra McClister dated April 1, 1999 (Incorporated by reference to
                  Exhibit 10.4 to the IPO Registration Statement)

         10.6.2 Letter Agreement between EasyLink Services Corporation and Debra McClister dated March 30, 2005 (Incorporated by reference to Exhibit 10.2 of EasyLink Services Corporation's Current Report on Form 8-K filed April 5, 2005)

10.7 Employment Agreement between Mail.com, Inc. and David Ambrosia dated May 19, 1999 (Incorporated by reference to Exhibit 10.6 to the IPO Registration Statement)

10.8 2004 Executive Incentive Plan - Level 1 (applicable to Chief Executive Officer) (Incorporated by reference to Exhibit 10.8 to EasyLink Services Corporation's Annual Report on Form 10-K filed March 30, 2004)

10.9 2004 Executive Incentive Plan - Level 1 International (applicable to President - International Operations) (Incorporated by reference to Exhibit 10.9 to EasyLink Services Corporation's Annual Report on Form 10-K filed March 30, 2004)

10.10 2004 Executive Incentive Plan - Level 2 (applicable to other named executive officers) (Incorporated by reference to
                  Exhibit 10.10 to EasyLink Services Corporation's Annual Report on Form 10-K filed March 30, 2004)

10.11 2004 Executive Incentive Plan - Vice President of Sales (Incorporated by reference to Exhibit 10.11 to EasyLink Services Corporation's Annual Report on Form 10-K filed March 30, 2004)

10.12 Stock Option Agreement between Mail.com, Inc. and Gerald Gorman dated December 31, 1996. (Incorporated by reference to
                  Exhibit 10.11 to the IPO Registration Statement)

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

10.27 1996 Stock Option/Stock Issuance Plan (Incorporated by reference to Exhibit 10.4 to the NetMoves Registration Statement)

10.28 Description of Stock Option Issued to Thomas Murawski (Incorporated by reference to Form of Notice To Record Shareholders of Mail.com, Inc. contained in Exhibit 99.1 of Mail.com, Inc.'s Current Report on Form 8-K filed January 17,
                  2001)

10.29 Form of Indemnification Agreement for Directors and Officers (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed May 15, 2003)

10.30

         10.30.1 Form of Stock Option Agreement for options granted under the Company's stock option plans (version providing 6 month period to exercise following termination for reasons other than cause or performance)

         10.30.2 Form of Stock Option Agreement for options granted under the Company's stock option plans (version providing 12 month period to exercise following termination for reasons other than cause or performance)

         10.30.3 Form of Stock Option Agreement for options granted under the Company's stock option plans (version providing 18 month period to exercise following termination for reasons other than cause or performance)

         10.30.4 Form of Stock Option Agreement for options granted under the Company's stock option plans (version providing 24 month period to exercise following termination for reasons other than cause or performance)

         10.30.5 Form of Stock Option Agreement for options granted under the Company's stock option plans (version providing 60 day period to exercise following termination for reasons other than cause or performance)

10.31 Lease Agreement between EasyLink Services Corporation and BT Piscataway, LLC dated July 23, 2003 relating to leased premises at the Company's headquarters located at 33 Knightsbridge Road, Piscataway, New Jersey (Incorporated by reference to Exhibit 10.33 to EasyLink Services Corporation's Annual Report on Form 10-K filed March 30, 2004)

10.32             Designation Letter dated January 8, 2001 from Mail.com, Inc.
                  to Federal Partners, L.P. (Incorporated by reference to Exhibit 99.4 of Mail.com, Inc.'s Current Report on Form 8-K filed January 10, 2001)

10.33

         10.33.1+ Credit Agreement by and among EasyLink Services Corporation,
                  EasyLink Services USA, Inc., Swift Telecommunications, Inc., EasyLink Services International, Inc. and Wells Fargo Foothill, Inc. dated as of December 9, 2004+(Incorporated by reference to Exhibit 10.1 to EasyLink Services Corporation's Current Report on Form 8-K filed December 20, 2004)

         10.33.2 First Amendment to Credit Agreement entered into as of March 30, 2005 by and among Wells Fargo Foothill, Inc., EasyLink Services Corporation, Swift Telecommunications, Inc., EasyLink Services USA, Inc., EasyLink Services International, Inc. (Incorporated by reference to Exhibit 10.1 of EasyLink Services Corporation's Current Report on Form 8-K filed April 5, 2005)

         10.33.3 Security Agreement dated as of December 9, 2004 by EasyLink Services Corporation in favor of Wells Fargo Foothill, Inc. (Incorporated by reference to Exhibit 10.2 to EasyLink Services Corporation's Current Report on Form 8-K filed December 20, 2004)

         10.33.4 Security Agreement dated as of December 9, 2004 by EasyLink Services USA, Inc. in favor of Wells Fargo Foothill, Inc. (Incorporated by reference to Exhibit 10.3 to EasyLink Services Corporation's Current Report on Form 8-K filed December 20, 2004)

         10.33.5 Security Agreement dated as of December 9, 2004 by Swift Telecommunications, Inc. in favor of Wells Fargo Foothill, Inc. (Incorporated by reference to Exhibit 10.4 to EasyLink Services Corporation's Current Report on Form 8-K filed December 20, 2004)

         10.33.6 Security Agreement dated as of December 9, 2004 by EasyLink Services International, Inc. in favor of Wells Fargo Foothill, Inc. (Incorporated by reference to Exhibit 10.5 to EasyLink Services Corporation's Current Report on Form 8-K filed December 20, 2004)

         10.33.7+ Pledge Agreement, dated as of December 9, 2004, made by
                  Easylink Services Corporation in favor of Wells Fargo Foothill, Inc.+ (Incorporated by reference to Exhibit 10.6 to EasyLink Services Corporation's Current Report on Form 8-K filed December 20, 2004)

         10.33.8+ Pledge Agreement, dated as of December 9, 2004, made by
                  Easylink Services USA, Inc. in favor of Wells Fargo Foothill, Inc.+ (Incorporated by reference to Exhibit 10.7 to EasyLink Services Corporation's Current Report on Form 8-K filed December 20, 2004)

         10.33.9* Pledge Agreement, dated as of December 9, 2004, made by Swift
                  Telecommunications, Inc. in favor of Wells Fargo Foothill, Inc.+ (Incorporated by reference to Exhibit 10.8 to EasyLink Services Corporation's Current Report on Form 8-K filed December 20, 2004)

         10.33.10+Intellectual Property Security Agreement, dated as of December
                  9, 2004, made by Easylink Services Corporation in favor of Wells Fargo Foothill, Inc.+(Incorporated by reference to
                  Exhibit 10.9 to EasyLink Services Corporation's Current Report on Form 8-K filed December 20, 2004)

         10.33.11+Intellectual Property Security Agreement, dated as of December
                  9, 2004, made by Easylink Services USA, Inc. in favor of Wells Fargo Foothill, Inc.+(Incorporated by reference to Exhibit
                  10.10 to EasyLink Services Corporation's Current Report on Form 8-K filed December 20, 2004)

10.46 Common Stock Purchase Agreement dated as of March 13, 2001, by and between Mail.com, Inc., and the purchaser listed therein. (Incorporated by reference to Exhibit 99.3 of Mail.com, Inc.'s Current Report on Form 8-K filed March 26, 2001)

10.47 Registration Rights Agreement dated as of March 13, 2001, by and between Mail.com, Inc. and the investor listed therein. (Incorporated by reference to Exhibit 99.4 of Mail.com, Inc.'s Current Report on Form 8-K filed March 26, 2001)

10.48

         10.48.1 Amended and Restated Master Carrier Agreement between EasyLink Services Corporation and AT&T Corp. dated September 30, 2003 (including General Terms & Conditions) ("MCA") (Incorporated by reference to Exhibit 10.48.1 to EasyLink Services Corporation's Annual Report on Form 10-K filed March 30, 2004)

         10.48.2 MCA Supplemental Terms & Conditions (incorporated by reference to MCA Supplemental Terms & Conditions attached to Master Carrier Agreement contained in Exhibit 2.3 to Current Reporton Form 8-K of EasyLink Services Corporation filed on March 9,
                  2001)

         10.48.3* AT&T Network Connection Service Terms and Pricing Attachments
                  (incorporated by reference to MCA Supplemental Terms & Conditions attached to Master Carrier Agreement contained in
                  Exhibit 2.3 to Current Report on Form 8-K of EasyLink Services Corporation filed on March 9, 2001)

         10.48.4* AT&T MEGACOM Service & AT&T MEGACOM 800 Service Terms and
                  Pricing Attachment (Incorporated by reference to Exhibit
                  10.48.4 to EasyLink Services Corporation's Annual Report on Form 10-K filed March 30, 2004)

         10.48.5* AT&T Managed Internet Service Terms and Pricing Attachment
                  (Incorporated by reference to Exhibit 10.48.5 to EasyLink Services Corporation's Annual Report on Form 10-K filed March 30, 2004)

         10.48.6* AT&T Private Line and Satellite Service Terms and Pricing
                  Attachment (Incorporated by reference to Exhibit 10.48.6 to EasyLink Services Corporation's Annual Report on Form 10-K filed March 30, 2004)

         10.48.7* AT&T Uniplan Service Terms and Pricing Attachment
                  (Incorporated by reference to Exhibit 10.48.7 to EasyLink Services Corporation's Annual Report on Form 10-K filed March 30, 2004)

         10.48.8* AT&T Asynchronous Transfer Mode Service - Service Order
                  Attachment (Incorporated by reference to Exhibit 10.2 to EasyLink Services Corporation Form 10-Q filed on May 14, 2004)

         10.48.9* AT&T Data Service Terms and Pricing Attachment (Incorporated by reference to Exhibit 10.3 to EasyLink Services Corporation Form 10-Q filed on May 14, 2004)

10.49 Warrant dated November 27, 2001 issued to GATX Financial Corporation to purchase 251,000 shares of Class A common stock at an exercise price of $6.10 per share (after giving effect to January 2002 reverse stock split) (Incorporated by reference to Exhibit 10.49 to EasyLink Services Corporation's Annual Report on Form 10-K filed March 30, 2004)

10.50 Warrant dated November 27, 2001 issued to GATX Financial Corporation to purchase 11,500 shares of Class A common stock at an exercise price of $6.10 per share (after giving effect to January 2002 reverse stock split) (Incorporated by reference to Exhibit 10.50 to EasyLink Services Corporation's Annual Report on Form 10-K filed March 30, 2004)

10.51 Warrant dated November 27, 2001 issued to CitiCapital Commercial Leasing Corporation to purchase 48,611 shares of Class A common stock at an exercise price of $6.10 per share (after giving effect to January 2002 reverse stock split) (Incorporated by reference to Exhibit 10.51 to EasyLink Services Corporation's Annual Report on Form 10-K filed March 30, 2004)

10.52 Warrant dated November 27, 2001 issued to Forsythe/McArthur Associates, Inc. to purchase 64,351 shares of Class A common stock at an exercise price of $6.10 per share (after giving effect to January 2002 reverse stock split) (Incorporated by reference to Exhibit 10.52 to EasyLink Services Corporation's Annual Report on Form 10-K filed March 30, 2004)

10.53 Warrant dated November 27, 2001 issued to Pentech Financial Services, Inc. to purchase 51,860 shares of Class A common stock at an exercise price of $6.10 per share (after giving effect to January 2002 reverse stock split) (Incorporated by reference to Exhibit 10.53 to EasyLink Services Corporation's Annual Report on Form 10-K filed March 30, 2004)

10.54 Warrant dated November 27, 2001 issued to Phoenix Leasing Incorporated to purchase 34,289 shares of Class A common stock at an exercise price of $6.10 per share (after giving effect to January 2002 reverse stock split) (Incorporated by reference to Exhibit 10.54 to EasyLink Services Corporation's Annual Report on Form 10-K filed March 30, 2004)

10.55 Warrant dated November 27, 2001 issued to George Abi Zeid to purchase 268,297 shares of Class A common stock at an exercise price of $6.10 per share (after giving effect to January 2002 reverse stock split) (Incorporated by reference to Exhibit 10.55 to EasyLink Services Corporation's Annual Report on Form 10-K filed March 30, 2004)

10.56 Warrant dated November 27, 2001 issued to Fleet Business Credit, LLC to purchase 66,3172 shares of Class A common stock at an exercise price of $6.10 per share (after giving effect to January 2002 reverse stock split) (Incorporated by reference to Exhibit 10.56 to EasyLink Services Corporation's Annual Report on Form 10-K filed March 30, 2004)

21       Subsidiaries of EasyLink Services Corporation

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

Financial Statement Schedules

None

Signatures

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 11, 2005.

                               EasyLink Services Corporation
                               (Registrant)

                               By /s/ THOMAS F. MURAWSKI
                               -------------------------
                               (Thomas F. Murawski, Chief Executive Officer
                               and President)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 11, 2005.


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

/s/  DAVID W. AMBROSIA         Executive Vice President, General Counsel
---------------------------    and Secretary
(David Ambrosia)

/s/  ROBERT J. CASALE          Director
---------------------------
(Robert J. Casale)

/s/  PETER J. HOLZER           Director
---------------------------
(Peter J. Holzer)

/s/  GEORGE F. KNAPP           Director
---------------------------
(George F. Knapp)

/s/  JOHN C. PETRILLO          Director
---------------------------
(John C. Petrillo)

/s/   DENNIS R. RANEY          Director
---------------------------
(Dennis R. Raney)

/s/   ERIC J. ZAHLER           Director
---------------------------
(Eric J. Zahler)

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

3.1 Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 4.1 of Mail.com, Inc.'s Registration Statement on Form S-8 filed June 19, 2000)

3.2 Certificate of Amendment of Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 4.2 of Mail.com, Inc.'s Registration Statement on Form S-8 filed June 19, 2000)

3.3 Certificate of Ownership and Merger (Incorporated by reference to Exhibit 3.3 of EasyLink Services Corporation's Annual Report on Form 10-K for the year ended December 31, 2001)

3.4 Certificate of Amendment of Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 4.1 of EasyLink Services Corporation's Current Report on Form 8-K filed January 22,
         2002)

3.5 By-Laws (Incorporated by reference to Exhibit 10.3 of EasyLink Services Corporation's Current Report on Form 8-K filed April 5, 2005)

4.1 Specimen Class A common stock certificate (Incorporated by reference to Exhibit 10.9 to EasyLink Services Corporation's Annual Report on Form 10-K for the year ended December 31, 2001)

10.1 Employment Agreement between EasyLink Services Corporation and Thomas Murawski dated February 1, 2002. (Incorporated by reference to Exhibit 10 to Amendment No. 1 to EasyLink Service Corporation's Registration Statement on Form S-3, Registration No. 333-76578)

10.2 Amendment No. 1 dated as of August 8, 2003 to Employment Agreement between Thomas Murawski and the Company (Incorporated by reference to Exhibit 10.1 of EasyLink Services Corporation's Current Report on Form 10-Q filed August 14, 2003)

10.3

         10.3.1 Employment Agreement between EasyLink Services Corporation and Gerald Gorman dated November 12, 2002. (Incorporated by reference to Exhibit 10 to EasyLink Services Corporation's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002)

         10.3.2 Amendment No. 1 dated November 12, 2003 to Employment Agreement between EasyLink Services Corporation and Gerald Gorman (Incorporated by reference to Exhibit 10.1 to EasyLink Services Corporation's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003)

         10.3.3+ Domain Portfolio Purchase Agreement made the 23rd day of December, 2004, by and among Easylink Services Corporation; NJ Domains LLC; and Gerald Gorman (Incorporated by reference to
                  Exhibit 10.1 to EasyLink Services Corporation's Current Report on Form 8-K filed December 28, 2004)+

         10.3.4 Guaranty of Domain Portfolio Purchase Agreement made and delivered the 23rd day of December, 2004, by Gerald Gorman in favor of EasyLink Services Corporation (Incorporated by reference to Exhibit 10.2 to EasyLink Services Corporation's Current Report on Form 8-K filed December 28, 2004)

         10.3.5 Amendment No. 2 dated December 23, 2004 to Employment Agreement dated November 12, 2002 between EasyLink Services Corporation and Gerald Gorman (Incorporated by reference to Exhibit 10.3 to EasyLink Services Corporation's Current Report on Form 8-K filed December 28, 2004)

         10.3.6 Severance Agreement made the 23rd day of December, 2004, by and between Gerald Gorman and Easylink Services Corporation (Incorporated by reference to Exhibit 10.4 to EasyLink Services Corporation's Current Report on Form 8-K filed December 28, 2004)

         10.3.7 Release made and delivered the 23rd day of December, 2004 by Gerald Gorman in favor of EasyLink Services Corporation (Incorporated by reference to Exhibit 10.5 to EasyLink Services Corporation's Current Report on Form 8-K filed December 28, 2004)

         10.3.8 Release made and delivered the 23rd day of December, 2004 by EasyLink Services Corporation in favor of Gerald Gorman (Incorporated by reference to Exhibit 10.6 to EasyLink Services Corporation's Current Report on Form 8-K filed December 28, 2004)

10.4

         10.4.1 Employment Agreement dated February 23, 2001 between Mail.com and George Abi Zeid. (Incorporated by reference to Exhibit
                  10.1 of Mail.com, Inc.'s Current Report on Form 8-K filed March 9, 2001)

         10.4.2 Amendment dated June 1, 2003 to Employment Agreement between EasyLink Services Corporation and George Abi Zeid (Incorporated by reference to Exhibit 10.4 to EasyLink Services Corporation's Annual Report on Form 10-K filed March 30, 2004)

         10.4.3 Separation Agreement between EasyLink Services Corporation and George Abi Zeid dated January 28, 2005 (Incorporated by reference to Exhibit 10.6 to EasyLink Services Corporation's Current Report on Form 8-K filed January 28, 2005)

         10.4.4 Reaffirmation Agreement made as of July 23, 2004, by and among EasyLink Services Corporation (f/k/a Mail.com, Inc.), a Delaware corporation, Swift Telecommunications, Inc., a Delaware corporation, and George Abi Zeid (Incorporated by reference to Exhibit 10.1 to EasyLink Services Corporation's Quarterly Report on Form 10-Q filed August 16, 2004)

10.5     Employment Agreement between EasyLink Services Corporation and Michael
         A. Doyle dated March 22, 2004 (Incorporated by reference to Exhibit
         10.5 to EasyLink Services Corporation's Annual Report on Form 10-K filed March 30, 2004)


10.6

         10.6.1 Employment Agreement between Mail.com, Inc. and Debra McClister dated April 1, 1999 (Incorporated by reference to
                  Exhibit 10.4 to the IPO Registration Statement)

         10.6.2 Letter Agreement between EasyLink Services Corporation and Debra McClister dated March 30, 2005 (Incorporated by reference to Exhibit 10.2 of EasyLink Services Corporation's Current Report on Form 8-K filed April 5, 2005)

10.7 Employment Agreement between Mail.com, Inc. and David Ambrosia dated May 19, 1999 (Incorporated by reference to Exhibit 10.6 to the IPO Registration Statement)

10.8 2004 Executive Incentive Plan - Level 1 (applicable to Chief Executive Officer) (Incorporated by reference to Exhibit 10.8 to EasyLink Services Corporation's Annual Report on Form 10-K filed March 30, 2004)

10.9 2004 Executive Incentive Plan - Level 1 International (applicable to President - International Operations) (Incorporated by reference to
         Exhibit 10.9 to EasyLink Services Corporation's Annual Report on Form 10-K filed March 30, 2004)

10.10 2004 Executive Incentive Plan - Level 2 (applicable to other named executive officers) (Incorporated by reference to Exhibit 10.10 to EasyLink Services Corporation's Annual Report on Form 10-K filed March 30, 2004)

10.11 2004 Executive Incentive Plan - Vice President of Sales (Incorporated by reference to Exhibit 10.11 to EasyLink Services Corporation's Annual Report on Form 10-K filed March 30, 2004)

10.12 Stock Option Agreement between Mail.com, Inc. and Gerald Gorman dated December 31, 1996. (Incorporated by reference to Exhibit 10.11 to the IPO Registration Statement)

10.13 Stock Option Agreement between Mail.com, Inc. and Gerald Gorman dated June 1, 1996. (Incorporated by reference to Exhibit 10.12 to the IPO Registration Statement)

10.14    1996 Employee Stock Option Plan (Incorporated by reference to Exhibit
         10.14 to the IPO Registration Statement)

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

10.28 Description of Stock Option Issued to Thomas Murawski (Incorporated by reference to Form of Notice To Record Shareholders of Mail.com, Inc. contained in Exhibit 99.1 of Mail.com, Inc.'s Current Report on Form 8-K filed January 17, 2001)

10.29 Form of Indemnification Agreement for Directors and Officers (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed May 15, 2003)

10.30

         10.30.1 Form of Stock Option Agreement for options granted under the Company's stock option plans (version providing 6 month period to exercise following termination for reasons other than cause or performance)

         10.30.2 Form of Stock Option Agreement for options granted under the Company's stock option plans (version providing 12 month period to exercise following termination for reasons other than cause or performance)

         10.30.3 Form of Stock Option Agreement for options granted under the Company's stock option plans (version providing 18 month period to exercise following termination for reasons other than cause or performance)

         10.30.4 Form of Stock Option Agreement for options granted under the Company's stock option plans (version providing 24 month period to exercise following termination for reasons other than cause or performance)

         10.30.5 Form of Stock Option Agreement for options granted under the Company's stock option plans (version providing 60 day period to exercise following termination for reasons other than cause or performance)

10.31 Lease Agreement between EasyLink Services Corporation and BT Piscataway, LLC dated July 23, 2003 relating to leased premises at the Company's headquarters located at 33 Knightsbridge Road, Piscataway, New Jersey (Incorporated by reference to Exhibit 10.33 to EasyLink Services Corporation's Annual Report on Form 10-K filed March 30, 2004)

10.32 Designation Letter dated January 8, 2001 from Mail.com, Inc. to Federal Partners, L.P. (Incorporated by reference to Exhibit 99.4 of Mail.com, Inc.'s Current Report on Form 8-K filed January 10, 2001)

10.33

         10.33.1+ Credit Agreement by and among EasyLink Services Corporation,
                  EasyLink Services USA, Inc., Swift Telecommunications, Inc., EasyLink Services International, Inc. and Wells Fargo Foothill, Inc. dated as of December 9, 2004+(Incorporated by reference to Exhibit 10.1 to EasyLink Services Corporation's Current Report on Form 8-K filed December 20, 2004)

         10.33.2 First Amendment to Credit Agreement entered into as of March 30, 2005 by and among Wells Fargo Foothill, Inc., EasyLink Services Corporation, Swift Telecommunications, Inc., EasyLink Services USA, Inc., EasyLink Services International, Inc. (Incorporated by reference to Exhibit 10.1 of EasyLink Services Corporation's Current Report on Form 8-K filed April 5, 2005)

         10.33.3 Security Agreement dated as of December 9, 2004 by EasyLink Services Corporation in favor of Wells Fargo Foothill, Inc. (Incorporated by reference to Exhibit 10.2 to EasyLink Services Corporation's Current Report on Form 8-K filed December 20, 2004)

         10.33.4 Security Agreement dated as of December 9, 2004 by EasyLink Services USA, Inc. in favor of Wells Fargo Foothill, Inc. (Incorporated by reference to Exhibit 10.3 to EasyLink Services Corporation's Current Report on Form 8-K filed December 20, 2004)

         10.33.5 Security Agreement dated as of December 9, 2004 by Swift Telecommunications, Inc. in favor of Wells Fargo Foothill, Inc. (Incorporated by reference to Exhibit 10.4 to EasyLink Services Corporation's Current Report on Form 8-K filed December 20, 2004)

         10.33.6 Security Agreement dated as of December 9, 2004 by EasyLink Services International, Inc. in favor of Wells Fargo Foothill, Inc. (Incorporated by reference to Exhibit 10.5 to EasyLink Services Corporation's Current Report on Form 8-K filed December 20, 2004)

         10.33.7+ Pledge Agreement, dated as of December 9, 2004, made by
                  Easylink Services Corporation in favor of Wells Fargo Foothill, Inc.+ (Incorporated by reference to Exhibit 10.6 to EasyLink Services Corporation's Current Report on Form 8-K filed December 20, 2004)

         10.33.8+ Pledge Agreement, dated as of December 9, 2004, made by
                  Easylink Services USA, Inc. in favor of Wells Fargo Foothill, Inc.+ (Incorporated by reference to Exhibit 10.7 to EasyLink Services Corporation's Current Report on Form 8-K filed December 20, 2004)

         10.33.9* Pledge Agreement, dated as of December 9, 2004, made by Swift
                  Telecommunications, Inc. in favor of Wells Fargo Foothill, Inc.+ (Incorporated by reference to Exhibit 10.8 to EasyLink Services Corporation's Current Report on Form 8-K filed December 20, 2004)

         10.33.10+Intellectual Property Security Agreement, dated as of December
                  9, 2004, made by Easylink Services Corporation in favor of Wells Fargo Foothill, Inc.+(Incorporated by reference to
                  Exhibit 10.9 to EasyLink Services Corporation's Current Report on Form 8-K filed December 20, 2004)

         10.33.11+Intellectual Property Security Agreement, dated as of December
                  9, 2004, made by Easylink Services USA, Inc. in favor of Wells Fargo Foothill, Inc.+(Incorporated by reference to Exhibit
                  10.10 to EasyLink Services Corporation's Current Report on Form 8-K filed December 20, 2004)

10.46 Common Stock Purchase Agreement dated as of March 13, 2001, by and between Mail.com, Inc., and the purchaser listed therein. (Incorporated by reference to Exhibit 99.3 of Mail.com, Inc.'s Current Report on Form 8-K filed March 26, 2001)

10.47 Registration Rights Agreement dated as of March 13, 2001, by and between Mail.com, Inc. and the investor listed therein. (Incorporated by reference to Exhibit 99.4 of Mail.com, Inc.'s Current Report on Form 8-K filed March 26, 2001)

10.48

         10.48.1 Amended and Restated Master Carrier Agreement between EasyLink Services Corporation and AT&T Corp. dated September 30, 2003 (including General Terms & Conditions) ("MCA") (Incorporated by reference to Exhibit 10.48.1 to EasyLink Services Corporation's Annual Report on Form 10-K filed March 30, 2004)

         10.48.2 MCA Supplemental Terms & Conditions (incorporated by reference to MCA Supplemental Terms & Conditions attached to Master Carrier Agreement contained in Exhibit 2.3 to Current Reporton Form 8-K of EasyLink Services Corporation filed on March 9,
                  2001)

         10.48.3* AT&T Network Connection Service Terms and Pricing Attachments
                  (incorporated by reference to MCA Supplemental Terms & Conditions attached to Master Carrier Agreement contained in
                  Exhibit 2.3 to Current Report on Form 8-K of EasyLink Services Corporation filed on March 9, 2001)

         10.48.4* AT&T MEGACOM Service & AT&T MEGACOM 800 Service Terms and
                  Pricing Attachment (Incorporated by reference to Exhibit
                  10.48.4 to EasyLink Services Corporation's Annual Report on Form 10-K filed March 30, 2004)

         10.48.5* AT&T Managed Internet Service Terms and Pricing Attachment
                  (Incorporated by reference to Exhibit 10.48.5 to EasyLink Services Corporation's Annual Report on Form 10-K filed March 30, 2004)

         10.48.6* AT&T Private Line and Satellite Service Terms and Pricing
                  Attachment (Incorporated by reference to Exhibit 10.48.6 to EasyLink Services Corporation's Annual Report on Form 10-K filed March 30, 2004)

         10.48.7* AT&T Uniplan Service Terms and Pricing Attachment
                  (Incorporated by reference to Exhibit 10.48.7 to EasyLink Services Corporation's Annual Report on Form 10-K filed March 30, 2004)

         10.48.8* AT&T Asynchronous Transfer Mode Service - Service Order
                  Attachment (Incorporated by reference to Exhibit 10.2 to EasyLink Services Corporation Form 10-Q filed on May 14, 2004)

         10.48.9* AT&T Data Service Terms and Pricing Attachment (Incorporated by reference to Exhibit 10.3 to EasyLink Services Corporation Form 10-Q filed on May 14, 2004)

10.49 Warrant dated November 27, 2001 issued to GATX Financial Corporation to purchase 251,000 shares of Class A common stock at an exercise price of $6.10 per share (after giving effect to January 2002 reverse stock split) (Incorporated by reference to Exhibit 10.49 to EasyLink Services Corporation's Annual Report on Form 10-K filed March 30, 2004)

10.50 Warrant dated November 27, 2001 issued to GATX Financial Corporation to purchase 11,500 shares of Class A common stock at an exercise price of $6.10 per share (after giving effect to January 2002 reverse stock split) (Incorporated by reference to Exhibit 10.50 to EasyLink Services Corporation's Annual Report on Form 10-K filed March 30, 2004)

10.51 Warrant dated November 27, 2001 issued to CitiCapital Commercial Leasing Corporation to purchase 48,611 shares of Class A common stock at an exercise price of $6.10 per share (after giving effect to January 2002 reverse stock split) (Incorporated by reference to Exhibit 10.51 to EasyLink Services Corporation's Annual Report on Form 10-K filed March 30, 2004)

10.52 Warrant dated November 27, 2001 issued to Forsythe/McArthur Associates, Inc. to purchase 64,351 shares of Class A common stock at an exercise price of $6.10 per share (after giving effect to January 2002 reverse stock split) (Incorporated by reference to Exhibit 10.52 to EasyLink Services Corporation's Annual Report on Form 10-K filed March 30, 2004)

10.53 Warrant dated November 27, 2001 issued to Pentech Financial Services, Inc. to purchase 51,860 shares of Class A common stock at an exercise price of $6.10 per share (after giving effect to January 2002 reverse stock split) (Incorporated by reference to Exhibit 10.53 to EasyLink Services Corporation's Annual Report on Form 10-K filed March 30, 2004)

10.54 Warrant dated November 27, 2001 issued to Phoenix Leasing Incorporated to purchase 34,289 shares of Class A common stock at an exercise price of $6.10 per share (after giving effect to January 2002 reverse stock split) (Incorporated by reference to Exhibit 10.54 to EasyLink Services Corporation's Annual Report on Form 10-K filed March 30, 2004)

10.55 Warrant dated November 27, 2001 issued to George Abi Zeid to purchase 268,297 shares of Class A common stock at an exercise price of $6.10 per share (after giving effect to January 2002 reverse stock split) (Incorporated by reference to Exhibit 10.55 to EasyLink Services Corporation's Annual Report on Form 10-K filed March 30, 2004)

10.56 Warrant dated November 27, 2001 issued to Fleet Business Credit, LLC to purchase 66,3172 shares of Class A common stock at an exercise price of $6.10 per share (after giving effect to January 2002 reverse stock split) (Incorporated by reference to Exhibit 10.56 to EasyLink Services Corporation's Annual Report on Form 10-K filed March 30, 2004)

21       Subsidiaries of EasyLink Services Corporation

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