Form 10-Q
period 2005-03-31
EASYLINK SERVICES CORP
filed 2005-05-16
CIK 1081661

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

            |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

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

Common stock outstanding at May 1, 2005: Class A common stock $0.01 par value 44,445,031 shares.

                          EASYLINK SERVICES CORPORATION
                                 MARCH 31, 2005
                                    FORM 10-Q
                                      INDEX

                                                                                               Page
                                                                                              Number
                                                                                              ------

PART I:  FINANCIAL INFORMATION

Item 1:  Condensed Consolidated Financial Statements:

           Condensed Consolidated Balance Sheets as of March 31,
           2005 (unaudited) and December 31, 2004.............................................. 3

           Unaudited Condensed Consolidated Statements of Operations for the
           three months ended March 31, 2005 and 2004.......................................... 4

           Unaudited Condensed Consolidated Statements of Cash Flows for the
           three months ended March 31, 2005 and 2004.......................................... 5

           Notes to Unaudited Interim Condensed Consolidated Financial
           Statements.......................................................................... 7

Item 2:    Management's Discussion and Analysis of Financial Condition and
           Results of Operations.............................................................. 12

Item 3:    Qualitative and Quantitative Disclosure about Market Risk.......................... 15

Item 4:    Controls and Procedures............................................................ 29

PART II: OTHER INFORMATION

Item 1:    Legal Proceedings.................................................................. 29

Item 2:    Changes in Securities and Use of Proceeds.......................................... 29

Item 3:    Submission of Matters to a Vote of Security Holders................................ 29

Item 6:    Exhibits........................................................................... 30


Signatures.................................................................................... 31


                          EasyLink Services Corporation
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)
                                   (Unaudited)

                                                                              March 31,  December 31,
                                                                                  2005           2004
                                                                              --------   ------------
                                     ASSETS

Current assets:
Cash and cash equivalents..................................................      $ 8,072      $12,300
Marketable securities......................................................        1,893        2,023
Accounts receivable, net of allowance for doubtful accounts of $3,363 and
$3,950 as of March 31, 2005 and December 31, 2004, respectively............       10,214        9,624
Prepaid expenses and other current assets..................................        2,305        2,578
                                                                                 -------      -------
Total current assets.......................................................       22,484       26,525
                                                                                 -------      -------

Property and equipment, net................................................        8,909        8,125
Goodwill, net..............................................................        6,266        6,266
Other intangible assets, net...............................................        8,254        8,846
Other assets...............................................................          750          764
                                                                                 -------      -------

Total assets...............................................................      $46,663      $50,526
                                                                                 =======      =======

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable...........................................................      $ 7,072      $ 6,523
Accrued expenses...........................................................       11,629       13,891
Restructuring reserves payable.............................................          732          728
Current portion of loans and notes payable.................................        3,350        3,825
Other current liabilities..................................................        1,511        1,408
Net liabilities of discontinued operations.................................          528          528
                                                                                 -------      -------
Total current liabilities..................................................       24,822       26,903
                                                                                 -------      -------

Loans and notes payable, less current portion..............................        9,000        9,600
Other long term liabilities................................................        2,308          975
                                                                                 -------      -------
Total liabilities..........................................................       36,130       37,478
                                                                                 -------      -------

Stockholders' equity:
Common stock:
Class A--500,000,000 shares authorized at March 31, 2005 and December 31, 2004,
44,393,527 and 44,174,459 shares issued and outstanding at
March 31, 2005 and December 31, 2004, respectively.........................          446          441
Class B--10,000,000 shares authorized at March 31, 2005 and December 31,
2004, 0 issued and outstanding at March 31, 2005 and December 31, 2004.....          ---          ---
Additional paid-in capital.................................................      553,628      553,420
Accumulated other comprehensive loss.......................................         (324)         (72)
Accumulated deficit........................................................     (543,217)    (540,741)
                                                                                 -------      -------
Total stockholders' equity.................................................       10,533       13,048
                                                                                 -------      -------

Commitments and contingencies

Total liabilities and stockholders' equity.................................      $46,663      $50,526
                                                                                 =======      =======

See accompanying notes to unaudited condensed consolidated financial statements.

                          EasyLink Services Corporation
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)
                                   (unaudited)

                                                                            Three Months Ended March 31,
                                                                            ----------------------------

                                                                                   2005          2004
                                                                                   ----          ----
Revenues...................................................................      $20,378      $24,336

Cost of revenues...........................................................        7,714       10,325
                                                                               ----------  ----------

Gross profit...............................................................       12,664       14,011
                                                                               ----------  ----------

Operating Expenses:
Sales and marketing........................................................        5,129        4,531
General and administrative.................................................        5,650        6,384
Product development........................................................        1,700        1,709
Separation agreement costs.................................................        2,475           --
Amortization of intangible assets..........................................          517          517
                                                                               ----------  ----------
                                                                                  15,471       13,141
                                                                               ----------  ----------
Income (loss) from operations..............................................       (2,807)         870
                                                                               ----------  ----------

Other income (expense), net:
Interest income............................................................          202           10
Interest expense...........................................................         (306)        (130)
Other, net.................................................................          (44)         133
                                                                               ----------  ----------

Total other income (expense), net..........................................         (148)          13
                                                                               ----------  ----------

Income (loss) before income taxes..........................................       (2,955)         883

Provision (credit) for income taxes........................................         (450)          30
                                                                               ----------  ----------

Net income (loss)..........................................................      $(2,505)        $853
                                                                                 ========        ====

Basic and diluted net income (loss) per share..............................       $(0.06)       $0.02
                                                                                  =======       =====

Weighted-average basic shares outstanding..................................    44,240,317  43,861,610
                                                                               ==========  ==========

Weighted-average diluted shares outstanding................................    44,240,317  44,979,983
                                                                               ==========  ==========


See accompanying notes to unaudited condensed consolidated financial statements.

                         EasyLink Services Corporation
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (unaudited)

                                                                          Three Months Ended March 31,
                                                                          ----------------------------
                                                                              2005             2004
                                                                              ----             ----
Cash flows from operating activities:
Net income (loss)                                                        $  (2,505)          $  853
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
     Depreciation                                                              948            1,558
     Amortization of intangible assets                                         592              676
     Provision for doubtful accounts                                            95              338
     Issuance of shares as matching contributions to employee
          benefit plans                                                        123              119
     Other                                                                      47              175
Changes in operating assets and liabilities:
     Accounts receivable, net                                                 (685)             126
     Prepaid expenses and other current assets                                 273             (383)
     Other assets                                                               (3)             (31)
     Accounts payable, accrued expenses and other liabilities                 (199)          (2,304)
                                                                         ---------           ------

Net cash provided by (used in) operating activities                         (1,314)           1,127
                                                                         ---------           ------

Cash flows from investing activities:
Purchases of property and equipment, including capitalized software         (1,732)            (449)
                                                                         ---------           ------

Net cash used in investing activities                                       (1,732)            (449)
                                                                         ---------           ------

Cash flows from financing activities:
Proceeds of bank loan advances                                                 950             ----
Payments under capital lease obligations                                      (115)             (41)
Proceeds from issuance of stock                                                 90             ----
Principal payments of notes payable                                         (2,025)            (605)
Payments of capitalized interest                                               ---             (266)
                                                                         ---------           ------

Net cash used in financing activities                                       (1,100)            (912)
                                                                         ---------           ------
Effect of foreign exchange rate changes
   on cash and cash equivalents                                                (82)             (90)
                                                                         ---------           ------

Net decrease in cash and cash equivalents                                   (4,228)            (324)

Cash used in discontinued operations                                            --             (150)

Cash and cash equivalents at beginning of the period                        12,300            6,623
                                                                         ---------           ------

Cash and cash equivalents at the end of the period                       $   8,072           $6,149
                                                                         =========           ======

Supplemental disclosure of cash flow information:
Cash paid for interest                                                   $     281           $  235
Net cash paid for taxes                                                  $     134           $   11
Purchase of property, plant and equipment through
capital lease obligations                                                $      91            $  --

Supplemental disclosure of non-cash information:

During the three months ended March 31, 2005, the Company issued shares of Class A common stock as follows:

              The Company issued 99,568 shares of Class A common stock valued at approximately $123,000 in connection with matching contributions to its 401(k) plan.

              The Company issued 119,500 shares of Class A common stock valued at approximately $90,000 in connection with the exercise of employee stock options.

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

(b) Unaudited Interim Condensed Consolidated Financial Information

The accompanying interim condensed consolidated financial statements as of March 31, 2005 and for the three months ended March 31, 2005 and 2004 have been prepared by the Company and are unaudited. In the opinion of management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the consolidated financial position of EasyLink Services as of March 31, 2005 and the consolidated results of operations and cash flows for the three months ended March 31, 2005 and 2004. The results of operations for any interim period are not necessarily indicative of the results of operations for any other future interim period or for a full fiscal year. The condensed consolidated balance sheet at December 31, 2004 has been derived from audited consolidated financial statements at that date.

For each of the years ended December 31, 2004 and 2003, the Company received a report from its independent accountants containing an explanatory paragraph stating that the Company has a working capital deficiency and an accumulated deficit that raises substantial doubt about the Company's ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management believes the Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required and ultimately to achieve continued profitable operations.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. It is suggested that these unaudited interim condensed consolidated financial statements be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2004 as included in the Company's Form 10-K filed with the Securities and Exchange Commission on April 12, 2005.

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

The net liabilities of WORLD.com, a wholly owned subsidiary, and its majority owned subsidiaries, are reported as discontinued operations in the consolidated balance sheets as of March 31, 2005 and December 31, 2004 as a result of the sale and discontinuance of the operations of this business in 2001.

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

(f) Financial Instruments and Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash, cash equivalents, restricted investments, accounts receivable, notes payable and convertible notes payable. At March 31, 2005 and December 31, 2004, the fair value of cash, cash equivalents, restricted investments and accounts receivable approximated their financial statement carrying amount because of the short-term maturity of these instruments. The recorded values of notes payable and convertible notes payable approximate their fair values, as interest approximates market rates with the exception of the Convertible Subordinated Notes payable with a carrying value of $1.4 million at December 31, 2004. However, as these notes were paid on their maturity date of February 1, 2005, management estimated that their fair value approximated their carrying value at December 31, 2004.

Credit is extended to customers based on the evaluation of their financial condition and collateral is not required. The Company performs ongoing credit assessments of its customers and maintains an allowance for doubtful accounts. No single customer exceeded 10% of either total revenues or accounts receivable as of and for the three months periods ended March 31, 2005 and 2004. Revenues from the Company's five largest customers accounted for an aggregate 11% and 10% of the Company's total revenues for the three months ended March 31, 2005 and 2004, respectively.

(g) Basic and Diluted Net Income (Loss) Per Share

Net income (loss) per share is presented in accordance with the provisions of SFAS No. 128, "Earnings Per Share", and the Securities and Exchange Commission Staff Accounting Bulletin No. 98. Under SFAS No. 128, basic Earnings per Share ("EPS") excludes dilution for common stock equivalents and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. Although diluted net income per share for the three months ended March 31, 2004 is equal to basic net income per share, the amounts for the three month period include the effect of employee options to purchase
3.5 million shares of common stock.

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

($ in thousands, except per share amounts)                  For the three months
                                                               ended March 31,
                                                            --------------------
                                                              2005        2004
                                                              ----        ----
Net income (loss):
Net income (loss), as reported.........................     $(2,505)       $853
Deduct: total stock based employee compensation
determined under the fair value method for all
awards, net of tax.....................................        (150)     (1,770)
                                                            -------     -------

Pro forma net income (loss)............................     $(2,655)      $(917)
                                                            =======     =======

Basic and diluted net income (loss) per share:
Net income (loss) per share, as reported...............      $(0.06)      $0.02
Deduct: total stock based employee compensation
determined under the fair value method for all
awards, net of tax.....................................        0.00       (0.04)
                                                            -------     -------
Pro forma net income (loss) per share..................      $(0.06)     $(0.02)
                                                            =======     =======

The resulting effect on the pro forma net income (loss) disclosed for the three month ended March 31, 2005 and 2004 is not likely to be representative of the effects on the net income (loss) on a pro forma basis in future years, because the pro forma results include only the impact of grants issued to date and related vesting, while subsequent years will include additional grants and vesting. For purposes of pro-forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period.

(i) Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS 123 (revised 2004), "Share-Based Payment" (SFAS 123(R)) which replaces SFAS 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees. Among other items, SFAS 123(R) eliminates the use of APB 25 and the intrinsic method of accounting, and requires all share-based payments, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS 123(R) is effective for public companies beginning with the first annual period that begins after June 15, 2005. Accordingly, the Company will adopt SFAS 123(R) in 2006 and in accordance with its provisions will recognize compensation expense for all share-based payments and employee stock options based on the grant-date fair value of those awards. While the Company currently provides the pro forma disclosures required by SFAS No. 148, "Accounting for Stock- Based Compensation -Transition and Disclosure," on a quarterly basis (See Note h - "Stock-Based Compensation"), it is currently evaluating the impact this statement will have on its consolidated financial statements.

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

(2) LOANS AND NOTES PAYABLE

Loans and notes payable include the following, in thousands:


                                                            March 31, 2005   Dec 31, 2004
                                                            --------------   ------------
Term loan payable .......................................      $11,400          $12,000
7% Convertible Subordinated Notes due February 1, 2005 ..           --            1,425
                                                               -------          -------
Total loans and notes payable ...........................       11,400           13,425
Less current portion ....................................        2,400            3,825
                                                               -------          -------
Non current portion .....................................      $ 9,000          $ 9,600
                                                               =======          =======

The Term loan payable is part of a $15 million credit facility entered into by the Company with Wells Fargo Foothill, Inc. (a subsidiary of Wells Fargo Bank). The Term loan is payable monthly over 60 months with interest payable monthly at the rate of 3.75% over the Wells Fargo prime rate, which was 5.5% as of March 31, 2005. As part of the credit facility the Company can also draw down capital advances up to $7.5 million based on certain circumstances and within certain specified limitations. The credit facility includes certain affirmative and restrictive covenants, including maintenance of quarterly levels of EBITDA. On March 31, 2005, the Company entered into an amendment of the credit agreement whereby it can exclude severance charges related to the Separation agreement with Mr. George Abi Zeid of up to $2.5 million from the calculation of EBITDA for covenant compliance purposes.

As of March 31, 2005, the Company had drawn down $950,000 of advances under the credit facility that are recorded on the condensed consolidated balance sheet as of that date as loans payable to bank in current liabilities. The advances bear interest at the rate of 0.75% over the Wells Fargo Bank prime rate.

During the three months ended March 31, 2005 the Company repaid the remaining outstanding 7% Convertible Subordinated Notes on their maturity date of February, 1, 2005.


(3) SEPARATION AGREEMENT

In January 2005, the Company entered into a Separation Agreement with George Abi Zeid, its former President of the International division, wherein Mr. Abi Zeid resigned as an officer and director of the Company. Under the agreement, the Company agreed to pay Mr. Abi Zeid $240,000 as a severance payment on the effective date of his resignation and $1,960,000 in equal installments over three years in consideration of the non-compete and other covenants contained in the agreement. In connection with the agreement, the Company also agreed to pay $200,000 of severance payments to two other former employees of the Company.

(4) INCOME TAXES

The Company recorded a provision (credit) for Federal and state income taxes in the three months ended March 31, 2005 and 2004 based on anticipated effective tax rates for the respective full year. The effective rate varies from standard tax rates primarily due to the utilization of available net operating loss carry forwards for Federal and certain state income tax purposes.

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

(5) COMMITMENTS AND CONTINGENCIES

Master Carrier Agreement

In April 2004, the Company entered into a Data Service Terms and Pricing attachment ("MCA Attachment") to its Master Carrier Agreement with AT & T for the purchase of private line and satellite services. Under the MCA Attachment, the term is for a minimum of 18 months with an option by the Company to extend the term for an additional 12 months. Under the MCA Attachment, the Company has a minimum purchase commitment for services equal to $3.6 million during the initial 18 month period. Similar to the original agreement, if the Company terminates the MCA Attachment prior to the end of the term or AT&T terminates the services for the Company's breach, the Company must pay to AT&T a termination charge equal to 50% of the unsatisfied minimum purchase commitment for the remaining portion of the term. Under a separate agreement for switched services from AT&T, the Company has an annual commitment of $120,000 per year through September 2006. The Company has complied with the commitment through the annual period ended September 2004.

Other Telecommunication Services

The Company has committed to purchase from MCI Worldcom a minimum of $900,000 per year in other telecommunication services through January 2007.

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

OVERVIEW

We are a provider of services that facilitate the electronic exchange of information between enterprises, their trading communities and their customers. On an average business day, we handle approximately one million transactions that are integral to the movement of money, materials, products and people in the global economy such as insurance claims, trade and travel confirmations, purchase orders, invoices, shipping notices and funds transfers, among many others. We offer a broad range of information exchange services to businesses and service providers, including Transaction Management Services and Transaction Delivery Services. Transaction Management Services consist of integrated desktop messaging services and document capture and management services such as fax to database, fax to data and data conversion services. Beginning in 2005, we also began to offer as a Transaction Management Service an enhanced production messaging service that we call EasyLink Production Messaging PM2.0 Service. Transaction Delivery Services consist of electronic data interchange or "EDI," and basic production messaging services utilizing email, fax and telex. As part of our strategy, we will seek to upgrade customers who are using our basic production messaging service to our enhanced production messaging, EasyLink Production Messaging PM2.0 Service. Until July 31, 2004, we also offered MailWatch services to protect corporate e-mail systems, which included virus protection, spam control and content filtering services.

OPERATING RESULTS

For the three months ended March 31, 2005, we reported a net loss of $2.5 million, our first quarterly loss since the quarter ended June 30, 2003. The current period's results include a charge of $2.5 million before income taxes (credits) related to the George Abi Zeid Separation agreement but also include our planned expansion of sales and marketing efforts to promote and sell our newer Transaction Management Services. In comparing the results for the three months ended March 31, 2005 to the three months ended March 31, 2004, revenues were down by $4.0 million with a resulting lower gross margin of $1.3 million. Although we increased sales and marketing spending by $598,000 in the 2005 quarter as compared to the 2004 quarter, reductions in general and administrative costs of $734,000 more than offset that impact. Our operating results had improved throughout 2004 even though revenues declined in comparison to prior years.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. We believe that of our significant accounting policies, those related to accounts receivable net of allowance for doubtful accounts, long-lived assets and intangible assets, contingencies and litigation, and restructurings represent the most critical estimates and assumptions that affect our financial condition and results of operations as reported in our financial statements.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2004

REVENUES

For the quarter ended March 31, 2005 total revenues were $20.4 million in comparison to $24.3 million for the same period in 2004. As detailed in the schedule below the decline in revenue is attributable to (1) lower revenues in our Transaction Delivery Services amounting to $3.9 million or 19% and (2) $1.0 million in lower MailWatch revenues as a result of the sale of this service line as of July 31, 2004. These declines were partially offset by increased revenues in our Transaction Management Services of $0.9 million representing 34% growth over 2004.


                                                                     Change
                                                                    --------
                                     2005          2004            $         %
                                     ----          ----            -         -


Transaction Management Services    $3,702        $2,771         $931        34%
Transaction Delivery Services      16,676        20,543       (3,867)      (19)%
MailWatch                             ---         1,022       (1,022)
                                  -------     ---------       ------
                                  $20,378       $24,336      $(3,958)      (16)%

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

COST OF REVENUES

Cost of revenues for the three months ended March 31, 2005 decreased to $7.7 million from $10.3 million in the same period of 2004. As a percentage of revenues these costs decreased to 38% in 2005 as compared to 42% in 2004. Cost of revenue reflects a decrease in costs as a percentage of revenue as a result of lower expenses for most items in this cost category including lower depreciation charges, savings from continuing cost reduction programs in network operations, lower telecom rates, favorable settlement dispute, reductions in facilities, including reducing the number of circuits, and reduced variable telecom charges consistent with reduced customer volumes.

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

SALES AND MARKETING EXPENSES

Sales and marketing expenses increased to $5.1 million in the three months ended March 31, 2005 from $4.5 million in the same period of 2004. The increased expense relates to our increased staff and promotional program spending to expand Transaction Management services. We expect these expenses to continue at the increased levels throughout 2005 and for total sales and marketing costs to be higher than that of 2004.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $5.7 million in the three months ended March 31, 2005 as compared to $6.4 million in the same period of 2004. We anticipate general and administrative expenses in total for the balance of 2005 to be comparable to the results for the three months ended March 31, 2005. These expenses include all costs for our executive, finance and accounting, customer billing and support, human resources and other headquarters office functions. Bad debt expenses, legal and accounting fees, insurance and office rent are other significant costs included in this category. The expenses for the three months ended March 31, 2005 include $282,000 for payments to be made after March 31, 2005 under an employment agreement with our former Chief Financial Officer.

PRODUCT DEVELOPMENT EXPENSES

Product development costs, which consist primarily of personnel and consultants' time and expense to research, conceptualize, and test product launches and enhancements to our products, were $1.7 million for the three months ended March 31, 2005 and 2004. We anticipate that spending for product development will be comparable to this level throughout 2005 as a result of our efforts to expand the development of the new Transaction Management services.

OTHER INCOME (EXPENSE), NET

Other income (expense), net was a net other expense of $148,000 in the three months ended March 31, 2005 as compared to a net other income of $13,000 during the same period of 2004. The increase of net expense was largely due to increased interest expense in the current three months from the new Wells Fargo Term Loan obtained in December 2004. Interest on the Company's previously outstanding debt, paid off with the Wells Fargo loan proceeds, had been capitalized in accordance with SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings", and did not result in charges in the statement of operations. This higher interest expense will continue throughout 2005. The net change was also impacted by lower other income items and higher interest income in the current period.

LIQUIDITY AND CAPITAL RESOURCES

Although the current three months ended March 31, 2005 resulted in a net loss of $2.5 million, we had significantly improved our financial condition in 2004 and 2003 by (1) reducing operating costs by consolidating operations and other cost reduction programs; (2) restructuring our debt obligations and entering into a new credit financing with Wells Fargo; and (3) selling our non-core domain assets and our MailWatch service line.

In December 2004 we entered into an agreement with Wells Fargo Foothill, Inc., a subsidiary of Wells Fargo, for a credit facility of $15 million, including a $12 million term loan. In December 2004, we used $9.5 million of the proceeds from the term loan to pay off all our secured debt, which included a scheduled balloon payment of $5.8 million in June 2006, and in February 2005 we used an additional $1.4 million of proceeds to pay off subordinated debt in February 2005. The Wells Fargo term loan is repayable at $200,000 per month for 60 months although there are mandatory prepayments under certain conditions. The credit facility also provides for other advances of $3 million initially, but increasing to $7.5 million upon our meeting certain conditions. We borrowed approximately $1 million of advances in March 2005 for working capital purposes.

We believe our current cash and cash equivalent balances, the availability of funds under the credit facility and cash from operations will provide adequate funds for operating and other planned expenditures and debt service, including the expansion of our sales and marketing force and our capital spending programs, for at least the next twelve months.

For each of the years ended December 31, 2004 and 2003, we received a report from our independent auditors containing an explanatory paragraph stating that we have a working capital deficiency and an accumulated deficit that raises substantial doubt about our ability to continue as a going concern. Management's plans in regard to this matter are described in Note 1(b). Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. If the Company's cash flow is not sufficient, we may need additional financing to meet our debt service and other cash requirements. However, if we are unable to raise additional financing, restructure or settle additional outstanding debt or generate sufficient cash flow, we may be unable to continue as a going concern. Management believes the Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, and to maintain profitable operations. Throughout 2002, 2003 and 2004, management improved the Company's operations through cost reductions resulting in net cash from operations of $2.2 million, $7.7 million and $6.3 million, respectively, for those years. During those years, the Company reduced its working capital deficit to $19.6 million at year end 2002, to $11.8 million at year end 2003 and to $378,000 at year end 2004. During 2003, the Company reduced its debt by $63.0 million. In December, 2004, the Company refinanced its remaining secured debt through a new credit facility with Wells Fargo Foothill, Inc.. Management is continuing the process of further reducing telecommunications and network-related operating costs while increasing its sales and marketing efforts. There can be no assurance that the Company will be successful in these efforts.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS 123 (revised 2004), "Share-Based Payment" (SFAS 123(R)) which replaces SFAS 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees. Among other items, SFAS 123(R) eliminates the use of APB 25 and the intrinsic method of accounting, and requires all share-based payments, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS 123(R) is effective for public companies beginning with the first interim period that begins after June 15, 2005. The adoption date was effectively changed to the first annual period starting after June 15, 2005 by the Securities and Exchange Commission. As a result, the Company will adopt SFAS 123(R) in 2006 and in accordance with its provisions will recognize compensation expense for all share-based payments and employee stock options based on the grant-date fair value of those awards. The Company is currently evaluating the impact of the statement on its financial statements. See Note 1 (h) for the proforma effect of SFAS 123 on the reported net income (loss) for the three months ended March 31, 2005 and 2004.

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

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk, primarily from changes in interest rates, foreign exchange rates and credit risk. The Company maintains continuing operations in Europe (mostly in England) and, to a lesser extent, in Singapore and Malaysia. Fluctuations in exchange rates may have an adverse effect on the Company's results of operations and could also result in exchange losses. The impact of future rate fluctuations cannot be predicted adequately. To date, the Company has not sought to hedge the risks associated with fluctuations in exchange rates.

Market Risk - Our accounts receivable are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. As a result, we do not anticipate any material losses in excess of the allowance for doubtful accounts.

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

WE HAVE INCURRED LOSSES FROM OPERATIONS IN PRIOR YEARS.

We achieved income from operations for a full fiscal year for the first time in 2004, but we may not be able to sustain profitability. We had net income of $50.9 million for the year ended December 31, 2003; however, the net income for 2003 included $54.1 million of gains on debt restructuring and settlements. For years prior to 2003 and since our inception in 1999 we incurred net losses in every year resulting in an accumulated deficit of $540.7 million as of December 31, 2004. For the three months ended March 31, 2005, we had a net loss of $2.5 million and a loss from operations of $2.8 million.

We intend to upgrade and enhance our technology and networks, increase our sales and marketing expenditures and improve and expand our management information and other internal systems. We intend to continue to make strategic acquisitions and investments where resources permit, which may result in significant amortization of intangibles and other expenses or a later impairment charge arising out of the write-off of assets, including goodwill, booked as a result of such acquisitions or investments. We intend to make these expenditures in anticipation of higher revenues, but there will be a delay in realizing higher revenues even if we are successful. We have experienced declining revenues in each of the years ended December 31, 2004, 2003 and 2002 as compared to the prior year. See Part II, Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K and subsequent filings with the SEC. If we do not succeed in maintaining or increasing our revenues, our losses may continue.

WE MAY NEED TO RAISE CAPITAL IN THE FUTURE TO INVEST IN THE GROWTH OF OUR BUSINESS AND TO FUND NECESSARY EXPENDITURES.

We may need to raise additional capital in the future. See Part I. Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources contained in our Annual Report on Form 10-K and subsequent filings with the SEC. At March 31, 2005, we had $8.1 million of cash and cash equivalents. Our principal fixed commitments consist of obligations under a credit agreement, obligations under capital leases, obligations under office space leases, accounts payable and other current obligations, commitments for capital expenditures and commitments for telecommunications services. For each of the five years ended December 31, 2004, 2003, 2002, 2001 and 2000, we received a report from our independent accountants containing an explanatory paragraph stating that we have a working capital deficiency and an accumulated deficit that raise substantial doubt about our ability to continue as a going concern. We may need additional financing to invest in the growth of our business and to pay other obligations, and the availability of such financing when needed, on terms acceptable to us, or at all, is uncertain. See "Risk Factors - We have incurred significant indebtedness for money borrowed, and we may be unable to pay debt service on this indebtedness." If we are unable to raise additional financing, generate sufficient cash flow, or restructure our debt obligations before they become due and payable, we may be unable to continue as a going concern.

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

WE HAVE INCURRED SIGNIFICANT INDEBTEDNESS FOR MONEY BORROWED, AND WE MAY BE UNABLE TO PAY DEBT SERVICE ON THIS INDEBTEDNESS.

As of March 31, 2005, we had outstanding a term loan of $11.4 million payable over 5 years; obligations under office space leases; and commitments for telecommunications services. We currently have $2.4 million in principal payments and additional amounts in interest payments due during the twelve month period after March 31, 2005. Our credit facility with Wells Fargo requires us to maintain minimum specified levels of EBITDA and prohibits us from incurring capital expenditures in excess of specified amounts. See "Management's Discussion and Analysis - Liquidity and Capital Resources" contained in our Annual Report on Form 10-K and subsequent filings with the SEC. We received a waiver of the capital expenditures covenant for 2004.

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

SEVERAL OF OUR COMPETITORS HAVE SUBSTANTIALLY GREATER RESOURCES, LONGER OPERATING HISTORIES, LARGER CUSTOMER BASES AND BROADER PRODUCT OFFERINGS.

Our business is, and we believe will continue to be, intensely competitive. See "Part I Item 1 - Business - Competition" contained in our Annual Report on Form 10-K and subsequent filings with the SEC.

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

Our business depends on the effectiveness of the Internet as a means of transmitting data. The recent growth in the use of the Internet has caused frequent interruptions and delays in accessing and transmitting data over the Internet. Any deterioration in the performance of the Internet as a whole could undermine the benefits of our services. Therefore, our success depends on improvements being made to the entire Internet infrastructure to alleviate overloading and congestion. We also depend on telecommunications network suppliers such as AT&T Corporation, MCI and XO Communications for a variety of telecommunications and Internet services. The network for the EasyLink Services business acquired from AT&T continues to reside on AT&T's premises. See "Risk Factors - We may be unable to successfully complete the migration of the network relating to our business acquired from AT&T off of AT&T premises" above, "Item
1. Business - Technology" contained in our Annual Report on Form 10-K and subsequent filings with the SEC.

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

WE MAY INCUR EXPENSES AND LIABILITIES AS A RESULT OF PENDING LEGAL PROCEEDINGS.

The Company is involved in legal proceedings that may result in additional expenses or liability. See "Legal Proceedings" contained in Part I, Item 3 of our Annual Report on Form 10-K and subsequent filings with the SEC. These proceedings include a broker's fee dispute in which the Company is appealing a $931,000 judgment imposed on it and a claim for indemnification and contribution by a defendant in an unsolicited commercial fax lawsuit. Although the Company intends to pursue its defense of these matters vigorously, no assurance can be given that the Company's efforts will be successful. To the extent that the Company is not successful in appealing the judgment or defending the indemnification and contribution claim, it will be required to pay the judgment in the broker's fee dispute or to pay any judgment that may be rendered in such claim. The Company has already paid $400,000 into a trust account to secure the payment of the judgment relating to the broker fee if the judgment is upheld on appeal. Although we intend to defend vigorously these matters, we cannot assure you that our ultimate liability, if any, in connection with these matters will not have a material adverse effect on our results of operations, financial condition or cash flows.

A SUBSTANTIAL AMOUNT OF OUR COMMON STOCK MAY COME ONTO THE MARKET IN THE FUTURE, WHICH COULD DEPRESS OUR STOCK PRICE.

Sales of a substantial number of shares of our common stock in the public market could cause the market price of our Class A common stock to decline. As of April 30, 2005, we had an aggregate of 44,445,031 shares of Class A common stock outstanding. As of April 30, 2005, we had options to purchase 4.8 million shares of Class A common stock outstanding and warrants to purchase 798,523 shares of Class A common stock outstanding.

As of April 30, 2005, substantially all of the shares of our outstanding Class A common stock were freely tradable, in some cases subject to the volume and manner of sale limitations contained in Rule 144. We may issue large amounts of additional Class A common stock, which may also be sold and which could adversely affect the price of our stock. Approximately 23.6 million of our outstanding shares were issued in connection with the elimination of debt during the nine months ended September 30, 2003. If the holders of these shares sell large numbers of shares, these holders could cause the price of our Class A common stock to fall.

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

OUR CLASS A COMMON STOCK MAY BE SUBJECT TO DELISTING FROM THE NASDAQ NATIONAL MARKET.

Our Class A common stock may face potential delisting from the Nasdaq National Market which could hurt the liquidity of our Class A common stock. We may be unable to comply with the standards for continued listing on the Nasdaq National Market. These standards require, among other things, that our Class A common stock have a minimum bid price of $1. Specifically, an issuer will be considered non-compliant with the minimum bid price requirement only if it fails to satisfy the applicable requirement for 30 consecutive business days. It would then be afforded a 180-calendar day grace period in which to regain compliance. If a National Market issuer does not regain compliance with the 180-day period, it may transfer to The Nasdaq SmallCap Market, provided that it meets all applicable requirements for initial inclusion on the SmallCap Market other than the minimum bid price requirement, or it can request a hearing to remain on the National Market. In addition, the listing standards require that we maintain compliance with various other standards, including market capitalization or total assets and total revenue, number of publicly held shares, which are shares held by persons who are not officers, directors or beneficial owners of 10% of our outstanding shares, and market value of publicly held shares. Alternatively, we can comply with certain other standards, including a $10 million minimum stockholders' equity requirement. The minimum bid price of our stock was below $1 during various periods prior to July 11, 2003 and during various periods from April 4, 2005 through the date of the filing of this report. If we are unable to maintain compliance with the minimum bid price, we may be subject to delisting.

We had a total stockholders' equity in the amount of $10.5 million as of March 31, 2005 in comparison to the $10 million minimum total stockholders' equity requirement. An alternative listing standard to the minimum total stockholders equity standard requires that we maintain a minimum market value of our publicly held shares of not less than $15 million. As of the filing of this report, we were in compliance with the $15 million minimum market value of publicly held shares alternative standard.

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

We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have those controls attested to by our independent auditors.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX 404"), the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company's internal controls over financial reporting in their annual reports, including Form 10-K. In addition, the independent registered public accounting firm auditing a company's financial statements must also attest to and report on management's assessment of the effectiveness of the company's internal controls over financial reporting as well as the operating effectiveness of the company's internal controls. We were not subject to these requirements for the fiscal year ended December 31, 2004. If the market value of our Class A common stock held by non-affiliates is greater than $75 million based on the closing price of such stock on June 30, 2005, we will be subject to these requirements for the fiscal year ending December 31, 2005. If the market value of our Class A common stock held by non-affiliates is less than $75 million based on the closing price of such stock on June 30, 2005, we will not be subject to these requirements until the fiscal year ending December 31, 2006. We have commenced the process of planning for the implementation of Section 404 reporting.

While we expect to expend significant resources in developing the necessary documentation and testing procedures required by SOX 404, there is a risk that we will not comply with all of the requirements imposed thereby. We can not assure you that we will receive a positive attestation from our independent auditors. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements, our stock price may decline and our ability to obtain equity or debt financing could suffer.

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

PART II OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

See Part I, Item 3 Legal Proceedings contained in our Form 10-K filing for the year ended December 31, 2003 for a description of legal proceedings and other matters.

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

During the three months ended March 31, 2005, the Company issued shares of Class A common stock as follows:

The Company issued 99,568 shares of Class A common stock valued at approximately $123,000 in connection with matching contributions to its 401(k) plan. These issuances were not subject to the registration requirements of the Securities Act because the issuance of the shares was not voluntary and contributory on the part of employees.

ITEM 3: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 6: EXHIBITS

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

                                     EasyLink Services Corporation


                                     /s/ Michael A. Doyle
                                     --------------------
                                     Michael A. Doyle
                                     Vice President and Chief Financial Officer

May 16, 2005

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