Form 10-K/A
period 2004-12-31
EASYLINK SERVICES CORP
filed 2005-12-08
CIK 1081661

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


            Title of Each Class Name of Exchange on Which Registered
                                      None.

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:


            Title of Each Class Name of Exchange on Which Registered Class A Common Stock, $0.01 par value NASDAQ National Market

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

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

Indicate the number of outstanding shares of each of the registrants' classes of common stock as of October 31, 2005: Class A common stock, 45,151,329 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2005 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

                                EXPLANATORY NOTES

This Amendment No.1 on Form 10-K/A to the Company's Annual Report on Form 10-K for the year ended December 31, 2004, originally filed with the Securities and Exchange Commission on April 12, 2005, is being filed for the purpose of restating our consolidated financial statements as of December 31, 2004 and for the year then ended, and for each quarter in 2004. See Note 2 to the Consolidated Financial Statements for further details of the restatement. Items 5, 6, 7, 8, and 9A have been updated for the effects of the restatement and are included in this Amendment No. 1. In addition, Item 7A included herein has been revised to include additional information.

This Amendment No. 1 on Form 10-K/A does not reflect events occurring after the filing of the original Annual Report on Form 10-K on April 12, 2005, or modify or update the disclosure presented in the original Annual Report on Form 10-K, except to reflect the revisions as described herein.


                                TABLE OF CONTENTS

Item No.                                                                Page No.

6.  Consolidated Selected Financial Data..............................   3

7.  Management's Discussion and Analysis of Financial Condition
        and Results of Operations.....................................   4

7A. Quantitative and Qualitative Disclosures About Market Risk........  13

8.  Consolidated Financial Statements and Supplementary Data..........  14

9A. Controls and Procedures...........................................  46

Signatures............................................................  48

This report on Form 10-K/A has not been approved or disapproved by the Securities and Exchange Commission nor has the Commission passed upon the accuracy or adequacy of this report.

We make forward-looking statements within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 throughout this report. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as "expects," "anticipates," "intends," "believes," "estimates," "plans" and similar expressions. Our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences include, but are not limited to, those discussed in the "Risk Factors" section of our Annual Report on Form 10-K filed on April 12, 2005 and subsequent filings with the Securities and Exchange Commission. EasyLink Services undertakes no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

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

Five Year Summary of Selected Financial Data (in thousands, except per share and employee data)


                                                            2004        2003       2002         2001        2000
                                                            ----        ----       ----         ----        ----
                                                        (restated)(2)
Consolidated Statement of Operations Data
for the Year Ended December 31,
Revenues................................................   $91,840     $101,347     $114,354    $123,929    $52,698
Total cost of revenues and operating expenses (a).......    82,754      102,264      201,287     296,170    204,196
Income (loss) from operations...........................     9,086        (917)     (86,933)   (172,241)   (151,498)
Total other income (expense), net (b)...................     1,004       52,803        1,088      28,203     (7,405)

Loss from discontinued operations.......................        --        (938)          --     (63,027)    (70,624)
Extraordinary gain......................................        --          --           --          782         --
Net income (loss).......................................     7,690       50,948     (85,845)   (206,283)   (229,527)

Basic net income(loss) per common share:
Income(loss) from continuing operations.................     $0.17        $1.47       (5.13)     (15.26)     (27.79)
Loss from discontinued operations.......................         --      (0.03)          --       (6.68)     (12.35)
Extraordinary gain......................................         --         --           --         0.09         --
                                                                 --         --           --         ----         --

Basic net income (loss) per common share................      $0.17       $1.44      $(5.13)   $(21.85)    $(40.14)
                                                              =====       =====      =======   ========    ========

Diluted net income(loss) per common share:
Income(loss) from continuing operations.................      $0.17       $1.46       (5.13)    (15.26)     (27.79)
Loss from discontinued operations.......................         --      (0.03)          --      (6.68)     (12.35)
Extraordinary gain......................................         --         --           --       0.09          --
                                                                 --         --           --       ----          --

Diluted net income(loss) per common share...............      $0.17       $1.43      $(5.13)   $(21.85)     $(40.14)
                                                              =====       =====      =======   ========     ========

Weighted average basic shares outstanding...............     44,004      35,402       16,733     9,442       5,718
Weighted average diluted shares outstanding.............     44,891      35,654       16,733     9,442       5,718

Consolidated Balance Sheet Data at December 31,
Cash and cash equivalents...............................     12,216       6,623        9,554    13,278       4,331
Marketable securities...................................      2,023         --           --         --      12,595
Total current assets....................................     26,644      19,813       23,511    36,900      86,490
Property and equipment, net.............................      8,071      10,641       14,833    21,956      38,997
Goodwill and other intangible assets, net...............     14,862      17,895       20,814   107,937     154,804
Total assets............................................     50,345      49,411       61,011   170,242     306,917

Total current liabilities...............................     26,675      31,575       43,126    54,494      54,242
Long-term capital lease obligations.....................         43          37          196       566      12,638
Capitalized interest on notes payable, less current
portion                                                          --         956        7,402    13,750          --
Long-term notes payable.................................      9,600      10,511       71,398    80,923     100,321
Total stockholders' equity (deficit)....................     12,970       4,412     (61,822)    20,503     138,935

Number of employees at December 31,.....................        469         483          572       587       1,401
                                                                ---         ---          ---       ---       -----

(a) Included in operating expenses are:


                                                              2004        2003       2002          2001       2000
                                                              ----        ----       ----          ----       ----
                                                           (restated)
Amortization of goodwill and other intangible
assets (1)...............................................      2,284       2,919        6,751      52,068      39,977
Write-off of acquired in-process technology..............         --          --           --          --       7,650
Impairment of intangible assets..........................        750          --       78,784      62,200          --
Restructuring charges (credits)..........................       (350)      1,478        2,320      25,337       5,338
(Gain) loss on sale of businesses/Mailwatch service
line.....................................................     (5,017)         --         (426)      1,804          --

(b) Included in other income (expense), net are:
                                                              2004        2003       2002          2001       2000
                                                              ----        ----       ----          ----       ----
                                                           (restated)
Interest income.........................................         247          36          189         565       4,686
Interest expense........................................        (517)     (1,390)      (4,785)    (10,383)     (9,791)
Gain on debt restructuring and settlements..............         984      54,078        6,558      47,960          --
Impairment of investments...............................          --          --       (1,515)    (10,131)       (200)
Loss on equity investment...............................          --          --           --          --      (2,100)
Other, net..............................................         290          79          641         192          --

See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of factors that affect the comparability of the selected financial data in the years presented above.

(1) The Company adopted SFAS No. 142 " Goodwill and Other Intangible Assets" as of January 1, 2002, as discussed in Note 5.

(2) See note 2 to the consolidated financial statements.

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

On November 3, 2005, the Company's management recommended, and its Audit committee approved the restatement of its previously issued financial statements for the year ended December 31, 2004, for each quarter in 2004, and for the quarter ended March 31, 2005. The Company's determination to restate these previously issued financial statements stems from the following items (see note 2 to the consolidated financial statements):

    1 The liability for telecommunication services costs of the Company's United Kingdom subsidiary was over-stated. The Company has revised its methodology to more accurately estimate this liability resulting in a decrease in the estimated liability and related costs of revenues of $603,000 for 2004.

    2. The Company had recorded accruals for certain assessed Federal regulatory fees in prior years although the amounts of such assessments were disputed by the Company. Based upon revised assessments received by the Company in the 4th quarter of 2004, the amounts of such accruals were in excess of the revised assessments. However, the Company did not timely adjust the recorded liability for this change in circumstances. The amount of the accrual no longer required and adjusted for in the restatement is $296,000.

    3. The Company has determined that it did not properly account for certain equipment purchased in prior years. As a result the Company has recorded $47,000 in additional depreciation expense in 2004 related to these assets.

    4. The Company has evaluated its liability in connection with a New York State sales tax audit of one of its operating subsidiaries for 2001 through 2004. The Company has now determined that the estimated liability for these taxes should have been increased in the 4th quarter of 2004 based on a tax assessment received in 2005 but prior to the issuance of the Company's Form 10K for the year ended December 31, 2004. The increase in the estimated liability is $90,000.

    5. The Company incorrectly calculated the net operating loss carry forwards of its United Kingdom subsidiaries as of December 31, 2003 resulting in the under accrual of foreign income tax liabilities of $295,000 in 2004.

    6. The restatement also includes the recording of adjustments in prior periods that were not recorded in these periods because in each case and in the aggregate the amount of these errors were not material to the Company's consolidated financial statements.

    7. The Company had incorrectly classified and recorded currency translation losses at December 31, 2004. As a result, the accumulated other comprehensive loss account included in stockholders' equity at December 31, 2004 has been increased by $166,000 and accrued expenses has been reduced by such amount.

The effects of the adjustments on the statements of operations are summarized in the following financial results tables:


                                ----------------------------------------------------------------------------------------------
                                       First Quarter                   Second Quarter
                                    Three months ended               Three months ended                Six months ended
                                ----------------------------     ----------------------------     ----------------------------
                                     As                               As                               As
                                 Previously          As          Previously           As           Previously           As
                                  Reported        Restated        Reported         Restated         Reported         Restated
                                -------------    -----------     ------------     -----------     ------------     ------------
Revenues                             $24,336        $24,336          $24,053         $24,053          $48,390         $48,390
Income from operations                   870          1,201            1,694           1,939            2,565           3,141
Income before income taxes               883          1,214            1,464           1,709            2,348           2,924
Provision for income taxes                30             55              170             160              200             215
Net income                               853          1,159            1,294           1,549            2,148           2,709
                                -------------    -----------     ------------     -----------     ------------     -----------
Basic net income per share             $0.02          $0.03            $0.03           $0.04            $0.05           $0.06
Diluted net income per share           $0.02          $0.03            $0.03           $0.03            $0.05           $0.06

                                ------------------------------------------------------------
                                                       Third Quarter
                                    Three months ended               Nine months ended
                                ---------------------------     ----------------------------
                                      As                                 As
                                  Previously           As           Previously          As
                                   Reported         Restated         Reported        Restated
                                -------------   -----------     -------------    -----------
Revenues                             $22,509       $22,509           $70,899        $70,899
Income from operations                 6,057         5,897             8,623          9,039
Income before income taxes             6,041         5,881             8,389          8,805
Provision for income taxes             1,550         1,665             1,750          1,880
Net income                             4,491         4,216             6,639          6,925
                                 -------------   -----------     -------------    -----------
Basic net income per share             $0.10         $0.10             $0.15          $0.16
Diluted net income per share           $0.10         $0.09             $0.15          $0.15

                                ---------------------------------------------------------------
                                                        Fourth Quarter
                                      Three months ended               Twelve months ended
                                -------------------------------     ---------------------------
                                      As                                 As
                                  Previously           As           Previously          As
                                   Reported         Restated         Reported        Restated
                                ---------------    ------------     ------------    -----------
Revenues                               $20,941         $20,941          $91,840        $91,840
Income from operations                      54              48            8,677          9,086
Income before income taxes               1,113           1,285            9,502         10,090
Provision for income taxes                 150             520            1,900          2,400
Net income                                 963             765            7,602          7,690
                                ---------------    ------------     ------------    -----------
Basic net income per share               $0.02           $0.02            $0.17          $0.17
Diluted net income per share             $0.02           $0.02            $0.17          $0.17

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


                                                                                               PERCENT CHANGE
                                                                                               --------------
                                                                                             2004          2003
                                                  2004          2003           2002        VS. 2003       VS. 2002
                                                  ----          ----           ----        --------       --------
Transaction Management Services                  $12,304        $8,334         $5,852          48%            42%
Transaction Delivery Services                     77,063        88,348        104,308         (13)%         (15)%
MailWatch                                          2,473         4,665          4,194         (47)%           11%
                                                   -----         -----          -----         -----           ---

                                                 $91,840      $101,347       $114,354          (9)%         (11)%

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

OPERATING RESULTS

Our operating results have continued to improve in 2004 and 2003 even though revenues declined in comparison to prior years. Income from operations amounted to $9.1 million (including $5.0 million of gains on the sale of our MailWatch service line and our domain assets) in 2004 in comparison to losses from operations of $(0.9) million in 2003 and $(86.9) million in 2002. The 2002 loss included $78.8 million in impairment of intangible asset charges. Income from continuing operations amounted to $7.7 million in 2004 in comparison to $51.9 million in 2003 but the prior year's results included $54.1 million in gains on debt restructuring and settlements while 2004 included only $1.0 million in such gains. Inclusive of the impairment charges, the net loss in 2002 amounted to $(85.8) million.

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

CRITICAL ACCOUNTING POLICIES

In response to the Securities & Exchange Commission's (SEC) Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," we have identified the most critical accounting principles upon which our financial reporting depends. Critical principles were determined by considering accounting policies that involve the most complex or subjective decisions or assessments. The most critical accounting policies were identified to be those related to accounts receivable, long-lived assets and intangible assets, contingencies and litigation, and restructurings.

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

RESULTS OF OPERATIONS - 2004, 2003 AND 2002

                                                                                                PERCENT CHANGE
                                                                                                --------------
                                                                                                2004        2003
                                                             2004       2003        2002      VS. 2003    VS. 2002
                                                             ----       ----        ----      --------    --------
                                                          (restated)                         (restated)

Revenues................................................. $91,840      $101,347    $114,354    (9.4)%        (11.4)%

Cost of revenues.........................................  36,129        49,553      57,601   (27.1)%        (14.0)%
                                                           ------        ------      ------   -------        -------

Gross Margin.............................................  55,711        51,794      56,753     7.6%          (8.7)%
% of Revenue.............................................      61%           51%         50%

Operating expenses:
Sales and marketing......................................  18,715        18,379      20,151     1.8%          (8.8)%
General and administrative...............................  23,731        24,405      28,694    (2.8)%        (14.9)%
Product development......................................   6,730         6,383       7,412     5.4%         (13.9)%
Amortization of intangible assets........................   2,066         2,066       6,751     ----         (69.4)%
Impairment of intangible assets..........................     750          ---       78,784
Restructuring charges (credits)..........................   (350)         1,478       2,320
Gain on sale of businesses/MailWatch service line........ (5,017)          ---        (426)
                                                          -------          ---        -----

                                                           46,625        52,711     143,686
                                                           ------        ------     -------

INCOME (LOSS) FROM OPERATIONS............................   9,086         (917)    (86,933)

Other income (expense), net:
Gain on debt restructuring and settlements...............     984        54,078       6,558
Interest income (expense), net...........................   (270)       (1,354)     (4,596)
Other....................................................     290            79       (874)
                                                              ---            --       -----

                                                            1,004        52,803       1,088

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
INCOME TAXES.............................................  10,090        51,886    (85,845)

Provision for income taxes...............................   2,400          ---         ---
                                                            -----          ---         ---

INCOME (LOSS) FROM CONTINUING OPERATIONS.................   7,690        51,886    (85,845)
                                                            =====        ======    ========

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

COST OF REVENUES

Cost of revenues for 2004 decreased to $36.1 million from $49.6 million in 2003. As a percentage of revenues these costs decreased to 39% in 2004 as compared to 49% in 2003. Cost of revenue reflects a decrease in costs as a percentage of revenue equal to 3% due to depreciation charges and decrease in other costs as a percentage of revenues equal to 7%. Reduction in other costs include savings from continuing cost reduction programs in network operations, lower telecom rates, favorable settlement dispute, favorable adjustments of prior period cost estimates, reductions in facilities, including reducing the number of circuits, and reduced variable telecom charges consistent with reduced customer volumes.

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

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $23.7 million in 2004 as compared to $24.4 million in 2003. While certain cost components may vary, we anticipate general and administrative expenses in total to be comparable to 2004 levels.

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

AMORTIZATION OF INTANGIBLE ASSETS

As of January 1, 2002, the Company adopted FASB No. 142, "Goodwill and Other Intangibles". Statement No. 142 requires companies to no longer amortize goodwill but instead to test goodwill for impairment on an annual basis. Accordingly, we did not amortize any goodwill during the years ended December 31, 2004 and 2003 respectively. We completed an impairment assessment in the 4th quarter of 2004 with the assistance of an independent appraiser and determined that an impairment of trademarks had occurred. Accordingly we recorded a $750,000 charge in 2004. The value of the trademark is based upon the company's ability to continue to generate revenues at comparable levels and based upon certain other assumptions. Significant declines in revenues or changes in assumptions could negatively impact the value of the trademark. Our annual assessment for 2003 did not result in any impairment.

INTEREST INCOME (EXPENSE), NET

Interest income(expense), net for 2004 was $270,000 of expense as compared to $1.4 million of expense during 2003. The decrease was primarily due to reductions in the total debt balances outstanding as a result of the debt restructurings and settlements completed in 2003 and principal amortization in 2004.

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

LIQUIDITY AND CAPITAL RESOURCES

We have significantly improved our financial condition in 2004 and 2003 by (1) reducing operating costs by consolidating operations and other cost reduction programs; (2) restructuring our debt obligations and entering into a new credit financing with Wells Fargo; and (3) selling our non-core domain assets and our MailWatch service line. At December 31, 2004 our cash and cash equivalents amounted to $12.2 million, a $5.7 million increase in comparison to balances on hand at December 31, 2003. At year end 2004 we had a working capital deficit of $31,000 in comparison to working capital deficits of $11.8 million at December 31, 2003 and $19.6 million at December 31, 2002. In addition, our stockholders equity reached $13.0 million at December 31, 2004 from $4.4 million at December 31, 2003 and from a deficit of $61.8 million at December 31, 2002.

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

Cash provided from operations amounted to $6.0 million and $7.7 million for the years ended December 31, 2004 and 2003, respectively. Although we anticipate that our operating results for 2005 will approximate these levels, we expect to increase spending for capital expenditures requiring the use of available funds. We estimate spending $6.0 million for capital expenditures in 2005, mostly related to the build out of a new network center at our corporate office location in Piscataway, NJ and the migration of customer messaging to the new facility from a leased AT&T location. The new network installation is expected to result in reduced network operating costs once the migration is completed in the first quarter of 2006. Capital expenditures amounted to $3.2 million (including $0.6 million under capital leases) in 2003 and $4.2 million in 2002. Other major uses of cash in 2005 are approximately $4.0 million in payments of principal on our outstanding debt. The 2005 principal payments consist of the payment of $1.4 million on February 1, 2005 for the maturity of the remaining 7% convertible subordinated notes and the monthly amortization of the new $12 million term loan from Wells Fargo. The covenants of the credit facility restrict the amount of our capital expenditures to $6.0 million in 2005 and $4.0 million per year thereafter. The Company did not meet the $3 million limitation on capital expenditures in 2004; however, Wells Fargo granted a waiver of the covenant. The credit facility also requires that our operations have minimum EBITDA results on a quarterly and annual basis. On March 31, 2005, the Company and Wells Fargo reached an agreement to modify the EBITDA covenant calculation to exclude from the calculation the amount of the George Abi Zeid settlement charges of $2.475 million. Failure to comply with these minimum requirements could result in the acceleration of the payment of the term loan as well as any future revolving credit advances made under the agreement. The credit facility also restricts the incurrence of indebtedness. The Company currently expects to be in compliance with its covenant requirements, as revised, during the year ending December 31, 2005.

For each of the years ended December 31, 2004, 2003 and 2002, we received a report from our independent auditors containing an explanatory paragraph stating that we have a working capital deficiency and an accumulated deficit that raise substantial doubt about our ability to continue as a going concern. Management's plans in regard to this matter are described in Note 1(b). Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. If the Company's cash flow is not sufficient, we may need additional financing to meet our debt service and other cash requirements. However, if we are unable to raise additional financing, restructure or settle additional outstanding debt or generate sufficient cash flow, we may be unable to continue as a going concern. Management believes the Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, and to maintain profitable operations. Throughout 2002, 2003 and 2004, management improved the Company's operations through cost reductions resulting in net cash from operations of $2.2 million, $7.7 million and $6.0 million, respectively, for those years. During those years, the Company reduced its working capital deficit to $19.6 million at year end 2002, to $11.8 million at year end 2003 and to $31,000 at year end 2004. During 2003, the Company reduced its debt by $63.0 million. In December, 2004, the Company refinanced its remaining secured debt through a new credit facility with Wells Fargo Foothill, Inc. Management is continuing the process of further reducing telecommunications and network-related operating costs while increasing its sales and marketing efforts. There can be no assurance that the Company will be successful in these efforts.

CONTRACTUAL OBLIGATIONS

Below is a table that presents our contractual obligations and commitments at December 31, 2004:

                                                            Payments due by period (in thousands)

                                                              LESS THAN                                    AFTER
                                                  TOTAL       ONE YEAR     1-3 YEARS     4-5 YEARS       5 YEARS
                                                  -----       --------     ---------     ---------       -------

Long-term debt obligations                       $13,425        $3,825       $4,800        $4,800             -
Operating lease obligations                       12,917         2,917        3,760         2,476        $3,764
Purchase obligations mostly consisting of
telecommunication contract commitments             4,521         4,080          441             -             -
Other long term liabilities                          211             -          211             -             -
                                                     ---             -          ---             -             -

                                                 $31,074       $10,822       $9,212        $7,276        $3,764

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

Interest Rate Risk - Interest rate risk refers to fluctuations in the value of a security resulting from changes in the general level of interest rates. Investments that are classified as cash and cash equivalents have original maturities of three months or less. Changes in the market's interest rates do not affect the value of these investments. In December, 2004 we entered into a variable interest rate credit agreement with Wells Fargo that creates an interest rate risk for the Company on the $12 million Term Loan as well as any working capital advances drawn down on the facility. The impact of this risk assuming the current amortization schedule of the outstanding Term Loan and a hypothetical shift of 1% in interest rates would be an increase or decrease, as applicable, in interest costs of $107,000 for the year ended December 31, 2005 related to the Term Loan. The Company has considered the use of interest rate swaps and similar transactions to minimize this risk but has not entered into any such arrangements to date. The Company intends to continue to evaluate this risk and the cost and possible implementation of such arrangements in the future.

ITEM 8   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          EASYLINK SERVICES CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                       PAGE
Independent Registered Public Accountants' Report.....................   15
Consolidated Balance Sheets as of December 31, 2004
  (restated) and 2003.................................................   16
Consolidated Statements of Operations for the years
  ended December 31, 2004 (restated), 2003, and 2002..................   17
Consolidated Statements of Stockholders' Equity (Deficit)
  and Comprehensive Income (Loss) for the years
  ended December 31, 2004 (restated), 2003 and 2002...................   18
Consolidated Statements of Cash Flows for the years
  ended December 31, 2004 (restated), 2003 and 2002...................   22
Notes to Consolidated Financial Statements............................   24

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

As discussed in Note 2, the consolidated financial statements as of December 31, 2004 and for the year then ended have been restated.

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

                                           /s/KPMG LLP

New York, New York
April 11, 2005, except as to Note 2, which is as of December 5, 2005.

                          EasyLink Services Corporation
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

                                                                                                   DECEMBER 31,
                                                                                                   ------------
                                                                                                2004          2003
                                                                                                ----          ----
                                                                                             (restated)
                                 ASSETS
Current assets:
Cash and cash equivalents.................................................................     $12,216        $6,623
Marketable securities.....................................................................       2,023            --
Accounts receivable, net of allowance for doubtful accounts of $3,950 and
$4,824 as of December 31, 2004 and 2003, respectively.....................................       9,564        11,430
Prepaid expenses and other current assets.................................................       2,841         1,760
                                                                                                 -----         -----

Total current assets......................................................................      26,644        19,813
                                                                                                ------        ------

Property and equipment, net...............................................................       8,071        10,641
Goodwill, net.............................................................................       6,266         6,266
Other intangible assets, net..............................................................       8,596        11,629
Other assets..............................................................................         768         1,062
                                                                                                   ---         -----

Total assets..............................................................................     $50,345       $49,411
                                                                                               =======       =======

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable..........................................................................      $6,471        $9,082
Accrued expenses..........................................................................      13,652        14,336
Restructuring reserves payable............................................................         728         1,894
Current portion of notes payable..........................................................       3,825         2,957
Current portion of capitalized interest on notes payable..................................          --         1,040
Other current liabilities.................................................................       1,471         1,438
Net liabilities of discontinued operations................................................         528           828
                                                                                                   ---           ---

Total current liabilities.................................................................      26,675        31,575
                                                                                                ------        ------

Notes payable, less current portion.......................................................       9,600        10,511
Capitalized interest on notes payable, less current portion...............................          --           956
Other long term liabilities...............................................................       1,100         1,957
                                                                                                ------         -----

Total liabilities.........................................................................      37,375        44,999
                                                                                                ------        ------

Stockholders' equity:
Common stock, $0.01 par value; 510,000,000 shares authorized at December 31,
2004 and 2003: Class A--500,000,000 shares authorized at December 31, 2004 and
2003, 44,174,459 and 42,821,500 shares issued and outstanding at
December 31, 2004 and 2003, respectively..................................................         441           428
Class B--10,000,000 shares authorized at December 31, 2004 and 2003,
0 and 1,000,000 issued and outstanding at
December 31, 2004 and 2003, respectively..................................................          --            10
Additional paid-in capital................................................................     553,420       552,589
Accumulated other comprehensive loss......................................................        (238)         (272)
Accumulated deficit.......................................................................    (540,653)     (548,343)
                                                                                              ---------     ---------

Total stockholders' equity................................................................      12,970         4,412
                                                                                                ------         -----

Commitments and contingencies

Total liabilities and stockholders' equity................................................     $50,345       $49,411
                                                                                               =======       =======

See accompanying notes to consolidated financial statements.

                          EasyLink Services Corporation
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                       -----------------------

                                                                                2004            2003          2002
                                                                                ----            ----          ----
                                                                                (restated)

Revenues...............................................................         $91,840       $101,347      $114,354

Operating expenses:
Cost of revenues.......................................................          36,129         49,553        57,601
                                                                                 ------         ------        ------

Gross profit...........................................................          55,711         51,794        56,753
                                                                                 ------         ------        ------

Sales and marketing....................................................          18,715         18,379        20,151
General and administrative.............................................          23,731         24,405        28,694
Product development....................................................           6,730          6,383         7,412
Amortization of intangible assets......................................           2,066          2,066         6,751
Impairment of intangible assets........................................             750             --        78,784
Restructuring charges (credits)........................................            (350)         1,478         2,320
Gain on sale of businesses/Mailwatch service line......................          (5,017)            --          (426)
                                                                                 -------            --          -----

                                                                                 46,625         52,711       143,686
                                                                                 ------         ------       -------

Income (loss) from operations..........................................           9,086           (917)      (86,933)
                                                                                  -----           -----      --------

Other income (expense):
Interest income........................................................             247             36           189
Interest expense.......................................................            (517)        (1,390)       (4,785)
Gain on debt restructuring and settlements.............................             984         54,078         6,558
Impairment of investments..............................................              --             --        (1,515)
Other, net.............................................................             290             79           641
                                                                                    ---             --           ---

Total other income, net................................................           1,004         52,803         1,088
                                                                                  -----         ------         -----

Income from continuing operations before income taxes..................          10,090         51,886       (85,845)

Provision for income taxes.............................................           2,400             --            --
                                                                                                    --            --

Income (loss) from continuing operations...............................           7,690         51,886       (85,845)
                                                                                  -----         ------       --------

Loss from discontinued operations......................................              --           (938)           --
                                                                                     --           -----           --

Net income (loss)......................................................          $7,690        $50,948      $(85,845)
                                                                                 ======        =======      =========

Basic net income (loss) per share:
Income (loss) from continuing operations...............................           $0.17          $1.47        $(5.13)
Loss from discontinued operations......................................              --          (0.03)           --
                                                                                     --          ------           --

Basic net income (loss) per share......................................           $0.17          $1.44        $(5.13)
                                                                                  =====          =====        =======

Diluted net income (loss) per share:
Income (loss) from continuing operations...............................           $0.17          $1.46        $(5.13)
Loss from discontinued operations......................................              --          (0.03)           --
                                                                                     --          ------           --

Diluted net income (loss) per share....................................           $0.17          $1.43        $(5.13)
                                                                                  =====          =====        =======

Weighted-average basic shares outstanding                                     44,004,271    35,401,809    16,732,793
                                                                              ==========    ==========    ==========

Weighted-average diluted shares outstanding............................       44,891,039    35,653,336    16,732,793
                                                                              ==========    ==========    ==========

See accompanying notes to consolidated financial statements.

                          EasyLink Services Corporation

Consolidated Statement of Stockholders' Equity (Deficit) and Comprehensive
                                  Income (Loss)
                        (in thousands, except share data)


                                                                CLASS A COMMON            CLASS B COMMON
                                                                     STOCK                    STOCK          ADDITIONAL
                                                             ------------------        ------------------      PAID-IN
                                                             SHARES        AMOUNT     SHARES        AMOUNT     CAPITAL
                                                             ------        ------     ------        ------     -------

Balance at December 31, 2001                             14,580,211        $146     1,000,000        $10     $533,878
Net loss                                                          -          -             -          -             -
Cumulative foreign currency translation                           -          -             -          -             -

Comprehensive loss                                                -          -             -          -             -

Issuance of Class A common stock in connection
with 401(k) plan                                            314,642           3            -          -           434
Issuance of Class A common stock to certain employees             -          -             -          -             -
Issuance of Class A common stock in connection with
employee terminations                                        19,265          -             -          -            84
Issuance of Class A common stock in connection with
private placement                                           100,000           1            -          -           (1)
Issuance of Class A common stock in connection with
MyIndia.com contingent liability                              6,534          -             -          -             6
Issuance of Class A common stock in connection with
MyIndia.com sale                                             56,075           1            -          -           314
Issuance of Class A common stock in connection with
vendor settlements                                          106,534           1            -          -           103
Issuance of Class A common stock issued to Lohoo             36,232          -             -          -           203
Issuance of Class A common stock to third party
vendors                                                      21,016          -             -          -            78
Issuance of Class A common stock in lieu of cash
interest on debt                                            888,810           9            -          -         1,821
Interest expense related to Senior Convertible
notes payable in common stock                                     -          -             -          -           330
Interest expense related to Capitalized Interest                  -          -             -          -           294
                                                                  -          -             -          -           ---

Balance at December 31, 2002                             16,129,319        $161     1,000,000        $10     $537,544
                                                         ==========        ====     =========        ===     ========

See accompanying notes to consolidated financial statements.


                                                                               ACCUMULATED                       TOTAL
                                                                                  OTHER                      STOCKHOLDERS'
                                                                DEFERRED      COMPREHENSIVE   ACCUMULATED     (DEFICIT)/
                                                              COMPENSATION        LOSS          DEFICIT         EQUITY
                                                              ------------        ----          -------         ------

Balance at December 31, 2001                                     $(42)           $(37)       $(513,446)       $20,509
Net loss                                                            -               -          (85,845)       (85,845)
Cumulative foreign currency translation                             -            (209)               -           (208)
                                                                    -            -----               -           -----

Comprehensive loss                                                  -            (209)         (85,845)       (86,054)
                                                                    -            -----         --------       --------

Issuance of Class A common stock in connection
with 401(k) plan                                                    -               -                -            437
Issuance of Class A common stock to certain employees               42              -                -             42
Issuance of Class A common stock in connection with
employee termination                                                -               -                -             84
Issuance of Class A common stock in connection with
MyIndia.com contingent liability                                    -               -                -              6
Issuance of Class A common stock in connection with
MyIndia.com sale                                                    -               -                -            315
Issuance of Class A common stock in connection with
vendor settlements                                                  -               -                -            104
Issuance of Class A common stock issued to Lohoo                    -               -                -            203
Issuance of Class A common stock to third party vendors             -               -                -             78
Issuance of Class A common stock in lieu of cash
interest on debt                                                    -               -                -          1,830
Interest expense related to Senior Convertible
Notes payable in common stock                                       -               -                -            330
Interest expense related to Capitalized Interest                    -               -                -            294
                                                                    -               -                -            ---

Balance at December 31, 2002                                        -           $(246)       $(599,291)      $(61,822)
                                                                    =           ======       ==========      =========

See accompanying notes to consolidated financial statements.

                          EasyLink Services Corporation

Consolidated Statement of Stockholders' Equity (Deficit) and Comprehensive
                                  Income (Loss)
                  (in thousands, except share data) (continued)


                                                     CLASS A COMMON                CLASS B COMMON
                                                          STOCK                         STOCK               ADDITIONAL
                                                 ----------------------        -----------------------        PAID-IN
                                                    SHARES        AMOUNT        SHARES          AMOUNT        CAPITAL
                                                    ------        ------        ------          ------        -------

Balance at December 31, 2002                    16,129,319         $161       1,000,000            $10       $537,544
Net income                                               -            -               -              -              -
Cumulative foreign
currency translation                                     -            -               -              -              -

Comprehensive income                                     -            -               -              -              -

Issuance of Class A common stock in
connection with 401(k) plan                        531,545            5               -              -            486
Issuance of Class A common stock in
connection with private placement                1,923,077           19               -              -            981
Issuance of Class A common stock in
connection with cancellation of debt            23,881,705          239               -              -         13,328
Issuance of Class A common stock in
lieu of cash interest on debt                      284,304            3               -              -            181
Proceeds from the exercise of stock
options                                             71,550            1               -              -             69

Balance at December 31, 2003                    42,821,500        $428        1,000,000            $10       $552,589
Net income (restated)                                    -           -                -              -              -
Unrealized holding gains on marketable
securities                                               -           -                -              -              -
Cumulative foreign currency
translation (restated)                                   -           -                -              -              -

Comprehensive income (restated)                          -           -                -              -              -

Issuance of Class A common stock in
connection with 401(k) plan                        273,129           3                -              -            397
Issuance of Class A common stock in
connection with employee terminations                    -           -                -              -            150
Issuance of Class A common stock in
lieu of cash interest on debt                       35,530           -                -              -             48
Proceeds from the exercise of stock
options                                             44,300           -                -              -             32
Conversion of Class B common stock
to Class A common stock                          1,000,000          10       (1,000,000)           (10)             -
Other                                           ----------        ----        ---------             --            204
                                                         -           -                -              -            ---

Balance at December 31, 2004 (restated)         44,174,459        $441                -             $-       $553,420
                                                ==========        ====        =========             ==       ========

See accompanying notes to consolidated financial statements.


                                                                              ACCUMULATED                        TOTAL
                                                                                 OTHER                       STOCKHOLDERS'
                                                             DEFERRED        COMPREHENSIVE     ACCUMULATED    (DEFICIT)/
                                                           COMPENSATION          LOSS            DEFICIT        EQUITY
                                                           ------------          ----            -------        ------

Balance at December 31, 2002                                   $-               $(246)        $(599,291)        $(61,822)
Net income                                                      -                   -            50,948            50,948
Cumulative foreign currency translation                         -                 (26)                -              (20)
                                                                -                 ----                -              ----

Comprehensive income                                            -                 (26)           50,948            50,928
                                                                -                 ----           ------            ------

Issuance of Class A common stock in connection
with 401(k) plan                                                -                   -                 -               492
Issuance of Class A common stock in connection with
private placement                                               -                   -                 -             1,000
Issuance of Class A common stock in connection with
cancellation of debt                                            -                   -                 -            13,567
Issuance of Class A common stock in lieu of
cash interest on debt                                           -                   -                 -               184
Proceeds from the exercise of stock options                     -                   -                 -                70
                                                                -                   -                 -                --

Balance at December 31, 2003                                    -               $(272)        $(548,343)           $4,412

Net income (restated)                                           -                   -             7,690             7,690
Unrealized holding gains on marketable securities               -                 529                 -               529
Cumulative foreign currency translation (restated)              -                (495)                -             (495)
                                                                -                -----                -             -----

Comprehensive income (restated)                                 -                  34             7,690             7,724
                                                                -                ----             -----             -----

Issuance of Class A common stock in connection
with 401(k) plan                                                -                   -                 -               400
Issuance of Class A common stock in
connection with employee termination                            -                   -                 -               150
Issuance of Class A common stock in
lieu of cash interest on debt                                   -                   -                 -                48
Proceeds from the exercise of stock options                     -                   -                 -                32
Conversion of Class B common stock
to Class A common stock                                         -                   -                 -                -
Other                                                           -                   -                 -               204
                                                                -                   -                 -               ---

Balance at December 31, 2004 (restated)                         -               $(238)          $(540,653)          $12,970
                                                                =               ======          ==========          =======

See accompanying notes to consolidated financial statements.

                          EasyLink Services Corporation
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                      YEAR ENDED DECEMBER 31,
                                                                                      -----------------------

                                                                                2004           2003           2002
                                                                                ----           ----           ----
                                                                             (restated)
Cash flows from operating activities:
Net income (loss)....................................................          $7,690        $50,948       $(85,845)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Loss from discontinued operations....................................               -            938              -
Depreciation and amortization........................................           5,041          8,295          10,417
Amortization of other intangible assets..............................           2,284          2,919           8,039
Non-cash interest....................................................              48            184           1,830
Provision for doubtful accounts......................................             450              1           2,596
Provision for restructuring charges (credits)........................            (350)         1,478           2,320
Gain on debt restructuring and settlements...........................            (984)       (54,078)         (6,558)
Issuance of shares as matching contributions to employee
benefit plans........................................................             400            492             437
Other non-cash charges...............................................             168             65             208
Write-off of fixed assets............................................               6            119             204
Gain on sale of businesses/Mailwatch service line....................          (5,017)             -            (426)
Impairments of goodwill and intangibles..............................             750              -          78,784
Impairments of investments...........................................               -              -           1,515
Changes in operating assets and liabilities:
Marketable securities................................................          (1,502)
Accounts receivable, net.............................................           1,416            508           7,278
Prepaid expenses and other current assets............................             290            260            (210)
Other assets.........................................................             265            460             (83)
Accounts payable, accrued expenses and other
current liabilities..................................................          (5,001)        (4,931)        (18,346)
                                                                               -------        -------       --------

Net cash provided by operating activities............................           5,954          7,658           2,160
                                                                                -----          -----           -----

Cash flows from investing activities:
Purchases of property and equipment, including
capitalized software.................................................          (2,564)        (4,214)        (3,498)
Proceeds from sale of businesses/Mailwatch service line..............           3,500              -             426
Proceeds from sale of assets.........................................           1,000              -              -
                                                                                -----              -              -

Net cash provided by (used in) investing activities..................           1,936         (4,214)        (3,072)
                                                                                -----         -------        -------

Cash flows from financing activities:
Net proceeds from issuance of Class A common stock...................               -          1,000              -
Net proceeds from issuance of Class A common stock upon
exercise of employee stock options...................................              32             70              -
Payments under capital lease obligations.............................            (472)          (426)          (585)
Proceeds from notes payable..........................................          12,000              -              -
Principal payments of notes payable..................................         (12,053)        (5,793)          (821)
Interest payments on restructured notes and capitalized interest.              (1,009)          (843)          (897)
                                                                               -------          -----          -----

Net cash used in financing activities................................          (1,502)        (5,992)        (2,303)
                                                                               -------        -------        -------

Effect of foreign exchange rate changes on cash
and cash equivalents.................................................            (495)           (27)          (209)
                                                                                 -----           ----          -----

Cash used in discontinued operations.................................            (300)          (356)          (300)
                                                                                 -----          -----          -----

Net increase (decrease) in cash and cash equivalents.................           5,593         (2,931)        (3,724)


Cash and cash equivalents at beginning of the year...................           6,623          9,554          13,278
                                                                                -----          -----          ------

Cash and cash equivalents at the end of the year.....................         $12,216         $6,623          $9,554
                                                                              =======         ======          ======

Supplemental disclosures of cash flow information:
Cash paid for interest...............................................            $497           $691          $3,138

Net cash paid for taxes..............................................            $173            $48             $31

Purchases of property, plant and equipment through capital
lease obligations....................................................            $649
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

The accompanying consolidated financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management believes the Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, and to maintain profitable operations. Throughout 2002, 2003 and 2004, management improved the Company's operations through cost reductions resulting in net cash from operations of $2.2 million, $7.7 million and $6.0 million, respectively, for those years. During those years, the Company reduced its working capital deficit to $19.6 million at year end 2002, $11.8 million at year end 2003 and to $31,000 at year end 2004. During 2003, the Company reduced its debt by $63.0 million. In December, 2004, the Company refinanced its remaining secured debt through a new credit facility with Wells Fargo Foothill, Inc. Management is continuing the process of further reducing telecommunications and network-related operating costs while increasing its sales and marketing efforts. There can be no assurance that the Company will be successful in these efforts.

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

Other revenues consist of revenues from the licensing of domain names wherein revenue is recognized ratably over the license period. Such revenues amounted to $392,000, $475,000 and $480,000 in 2004, 2003 and 2002, respectively. In
December, 2004, the Company sold its domain name assets to the former Chairman of the Board of Directors. See Note 4.

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


 ($IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                   FOR THE YEAR ENDED DECEMBER 31,
                                                                             -------------------------------

                                                                           2004               2003          2002
                                                                           ----               ----          ----
                                                                       (restated)
Net income (loss):
Income (loss) from continuing operations, as reported..............        $7,690           $51,886        $(85,845)
Deduct total stock based employee compensation expense
determined under the fair value method for all awards,
net of tax.........................................................        (2,769)           (8,394)         (9,343)
                                                                           -------           -------         -------

Pro forma income (loss) from continuing operations.................        $4,921            43,492         (95,188)

Loss from discontinued operations..................................             -             $(938)              -
                                                                                -             ------              -

Proforma net income (loss).........................................        $4,921           $42,554        $(95,188)
                                                                           ======           =======        =========

Basic net income (loss) per share:
Income (loss) from continuing operations as reported...............         $0.17             $1.47          $(5.13)
Deduct total stock based employee compensation
expense determined under the fair value method for
all awards, net of tax.............................................        $(0.06)           $(0.24)         $(0.56)
                                                                           -------           -------         -------

Pro forma income (loss) from continuing operations.................         $0.11             $1.23          $(5.69)
Loss from discontinued operations..................................             -            $(0.03)              -
                                                                                -            -------              -

Proforma basic net income (loss)...................................         $0.11             $1.20          $(5.69)
                                                                            =====             =====          =======


                                                                           2004               2003          2002
                                                                           ----               ----          ----
                                                                       (restated)
Diluted net income (loss) per share:
Income (loss) from continuing operations as reported...............         $0.17             $1.46          $(5.13)
Deduct total stock based employee compensation
Expense determined under the fair value method for
all awards, net of tax.............................................        $(0.06)           $(0.24)         $(0.56)
                                                                           -------           -------         -------

Pro forma income (loss) from continuing operations.................         $0.11             $1.22          $(5.69)
Loss from discontinued operations..................................             -            $(0.03)             -
                                                                                -            -------             -

Proforma diluted net income (loss).................................         $0.11             $1.19          $(5.69)
                                                                            =====             =====          =======

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

(2) RESTATEMENT OF 2004 FINANCIAL STATEMENTS

The Company has restated its previously issued financial statements for the year ended December 31, 2004, for each quarter in 2004, and for the quarter ended March 31, 2005. The Company's determination to restate these previously issued financial statements stems from the following items:


    1. The liability for telecommunication services costs of the Company's United Kingdom subsidiary was over-stated. The Company has revised its methodology to more accurately estimate this liability resulting in a decrease in the estimated liability and related costs of revenues of $603,000 for 2004.

    2. The Company had recorded accruals for certain assessed Federal regulatory fees in prior years although the amounts of such assessments were disputed by the Company. Based upon revised assessments received by the Company in the 4th quarter of 2004, the amounts of such accruals were in excess of the revised assessments. However, the Company did not timely adjust the recorded liability for this change in circumstances. The amount of the accrual no longer required and adjusted for in the restatement is $296,000.

    3. The Company has determined that it did not properly account for certain equipment purchased in prior years. As a result the Company has recorded $47,000 in additional depreciation expense in 2004 related to these assets.

    4. The Company has evaluated its liability in connection with a New York State sales tax audit of one of its operating subsidiaries for 2001 through 2004. The Company has now determined that the estimated liability for these taxes should have been increased in the 4th quarter of 2004 based on a tax assessment received in 2005 but prior to the issuance of the Company's Form 10K for the year ended December 31, 2004. The increase in the estimated liability is $90,000.

    5. The Company incorrectly calculated the net operating loss carry forwards of its United Kingdom subsidiaries as of December 31, 2003 resulting in the under accrual of foreign income tax liabilities of $295,000 in 2004.

    6. The restatement also includes the recording of adjustments in prior periods that were not recorded in these periods because in each case and in the aggregate the amount of these errors were not material to the Company's consolidated financial statements.

    7. The Company had incorrectly classified and recorded currency translation losses at December 31, 2004. As a result, the accumulated other comprehensive loss account included in stockholders' equity at December 31, 2004 has been increased by $166,000 and accrued expenses has been reduced by such amount.

      The following schedules show the impact of the restatement on the relevant captions from the Company's consolidated financial statements as of December 31, 2004 and for the year then ended.

CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2004


                                                                                              ADJUSTMENTS
                                                                   AS PREVIOUSLY
                                                                      REPORTED           AMOUNT         NO.           AS RESTATED
                                                                      --------           ------         ---           -----------
ASSETS

CURRENT ASSETS:

Cash and cash equivalents                                            $12,300            (84)             6            $12,216
Marketable securities                                                  2,023                                            2,023
Accounts receivable, net of  allowance for
doubtful accounts                                                      9,624            (60)             6              9,564


Prepaid expenses and other current assets                              2,578             263             6              2,841
                                                                       -----                                            -----


TOTAL CURRENT ASSETS                                                  26,525                                           26,644

Property and equipment net                                             8,125            (54)           3,6              8,071
Goodwill, net                                                          6,266                                            6,266

Other intangible assets, net                                           8,846           (250)             6              8,596
Other assets                                                             764              4                               768
                                                                       -----                                            -----

TOTAL ASSETS                                                          50,526           (181)                           50,345
                                                                      ======           =====                           ======

LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES:

Accounts payable                                                      $6,523            (52)             6             $6,471

Accrued expense                                                       13,891           (239)   1,2,4,5,6,7             13,652

Restructuring reserves payable                                           728                                              728

Current portion of notes payable                                       3,825                                            3,825

Other current liabilities                                              1,408              63             6              1,471
Net liabilities of discontinued operations                               528                                              528
                                                                       -----                                            -----

TOTAL CURRENT LIABILITIES                                             26,903                                           26,675

Notes payable, less current portion                                    9,600                                            9,600
Other long term liabilities                                              975             125             6              1,100
                                                                        ----                                            -----


TOTAL LIABILITIES                                                     37,478           (103)                           37,375

STOCKHOLDERS' EQUITY

Common stock                                                             441                                              441

Additional paid-in-capital                                           553,420                                          553,420

Accumulated other comprehensive loss                                    (72)           (166)           6,7              (238)

 Accumulated deficit                                               (540,741)              88                        (540,653)
                                                                   ---------                                        ---------

TOTAL STOCKHOLDERS' EQUITY                                            13,048            (78)                           12,970

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            50,526           (181)                           50,345
                                                                      ======           =====                           ======

CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2004

                                                                                    ADJUSTMENTS
                                                             AS PREVIOUSLY
                                                                REPORTED         AMOUNT        NO.          AS RESTATED
                                                                --------         ------        ---          -----------
TOTAL REVENUES                                                  $91,840                                       $91,840
Operating expenses:
Cost of revenues                                                36,725            (596)        1,6             36,129
                                                                -------           -----                        ------

GROSS PROFIT                                                     55,115             596                        55,711

Sales and marketing                                              18,715                                        18,715

General and administrative                                       23,794            (63)    2,3,4,6             23,731

Product development:                                              6,730                                         6,730

Amortization of Intangibles                                       2,066                                         2,066

Restructuring Charge                                              (350)                                         (350)

Impairment of intangible assets                                     500             250          6                750

Gain on sale of buisnesses/MailWatch service line               (5,017)                                       (5,017)
                                                                -------                                       -------

                                                                 46,438             187                        46,625

INCOME FROM OPERATIONS                                            8,677             409                         9,086

Interest income                                                      70             177          6                247
Interest expense                                                  (517)                                          (517)
Other income (expense)                                             288                2          6                290
Gain on settlement of debt                                         984                                            984
                                                                   ----                                           ---

INCOME BEFORE INCOME TAXES                                       9,502              588                        10,090
                                                                 ------                                        ------

Provision for income taxes                                       1,900              500        5,6              2,400
                                                                 ------                                         -----

NET INCOME                                                      $7,602              $88                        $7,690
                                                                =======             ===                        ======

BASIC NET INCOME PER SHARE                                       $0.17            $0.00                         $0.17
                                                                 ======           ======                        =====

DILUTED NET INCOME PER SHARE                                     $0.17            $0.00                         $0.17
                                                                 ======           ======                        =====

COMPREHENSIVE INCOME                                            $7,802            $ (78)                       $7,724
                                                                =======           ======                       ======

CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2004

                                                                                        ADJUSTMENTS
                                                               AS PREVIOUSLY
                                                                  REPORTED           AMOUNT       NO.          AS RESTATED
                                                                  --------           ------       ---          -----------
NET CASH PROVIDED BY OPERATING
ACTIVITIES                                                         $6,278           $(324)                       $5,954
                                                                   ======           =====                        ======

NET CASH PROVIDED BY INVESTING
ACTIVITIES                                                         1,530              406                         1,936
                                                                   ======           =====                        ======

NET CASH USED IN FINANCING
ACTIVITIES                                                        (1,502)               -                       (1,502)
                                                                   ======           =====                        ======

NET INCREASE IN CASH AND CASH
EQUIVALENTS                                                         5,977            (84)                         5,893
                                                                   ======           =====                        ======

(3) SALE OF BUSINESSES/MAILWATCH SERVICE LINE

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

(4) SALE OF INTERNET DOMAIN NAMES

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

(5) PROPERTY AND EQUIPMENT

Property and equipment, net of accumulated depreciation and amortization, are stated at cost or allocated fair value and are summarized as follows, in thousands:

                                                              DECEMBER 31,
                                                           2004          2003
                                                           ----          ----
                                                          restated
Computer equipment and software.......................   $40,103       $40,878
Furniture and fixtures................................     1,589         1,589
Web development.......................................       181           181
Leasehold improvements................................     2,282         2,187
                                                           -----         -----

Subtotal..............................................    44,155        44,835

Less accumulated depreciation and amortization........    36,084        34,194
                                                          ------        ------

Property and equipment, net...........................    $8,071       $10,641
                                                          ======       =======

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

During the quarter ended December 31, 2004, the Company completed its 2004 assessment of its goodwill and indefinite-lived intangible assets with the assistance of an independent appraiser and determined that there was an impairment of its trademark of $750,000. The evaluation employed the same methodology as that used in the prior years' evaluations.

Included in the Company's balance sheet as of December 31, 2004 and 2003 are the following (in thousands):


                                                                                     AS OF DECEMBER 31, 2004
                                                                                     -----------------------
                                                                                            (restated)

                                                                                             ACCUMULATED
                                                                              GROSS COST     AMORTIZATION       NET
                                                                              ----------     ------------       ---
Intangibles with indefinite lives:
Goodwill....................................................................   $152,659       $(146,393)      $6,266
                                                                               ========       ==========      ======

Trademarks..................................................................    $15,250        $(10,400)      $4,850
                                                                                =======        =========      ======

Intangibles with finite lives:
Technology..................................................................    $16,550        $(14,339)      $2,211
Customer lists..............................................................     11,000          (9,943)       1,057
Software development and licenses...........................................      4,564          (4,086)         478
                                                                                  -----          -------         ---

                                                                                $32,114        $(28,368)      $3,746
                                                                                =======        =========      ======

                                                                                       AS OF DECEMBER 31, 2003
                                                                                       -----------------------

                                                                                             ACCUMULATED
                                                                              GROSS COST     AMORTIZATION       NET
                                                                              ----------     ------------       ---

Intangibles with indefinite lives:
Goodwill....................................................................   $152,659       $(146,393)      $6,266
                                                                               ========       ==========      ======

Trademarks..................................................................     16,000        $(10,400)      $5,600
                                                                                 ======        =========      ======

Intangibles with finite lives:
Technology..................................................................    $16,550        $(12,445)      $4,105
Customer lists..............................................................     11,000          (9,771)       1,229
Software development and licenses...........................................      4,580          (3,885)         695
                                                                                  -----          -------         ---

                                                                                $32,130        $(26,101)      $6,029
                                                                                =======        =========      ======

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

(7) ACCRUED EXPENSES

Accrued expenses consist of the following, in thousands:

                                                                                                     DECEMBER 31,
                                                                                                2004          2003
                                                                                                ----          ----
                                                                                                 restated

Carrier charges.............................................................................    $3,217        $5,507
Payroll and related costs...................................................................     2,835         2,532
Sales/Use/VAT taxes payable.................................................................     1,300         1,792
Federal and state income taxes payable......................................................     2,280            --
Professional services, consulting fees and
sales agents' commissions...................................................................     1,581         1,295
Interest....................................................................................        90           233
Software and hardware maintenance...........................................................       181           168
Other.......................................................................................     2,168         2,809
                                                                                                 -----         -----

Total.......................................................................................   $13,652       $14,336
                                                                                               =======       =======

(8) LOANS AND NOTES PAYABLE

Loans and notes payable include the following, in thousands:


                                                                                December 31,

                                                                    2004                    2003
                                                                  ---------     ----------------------------

                                                                                Capitalized
                                                                  Principal       Interest        Principal
                                                                  ---------     -----------       ----------

Term loan payable.........................................         $12,000           ---              ---

7% Convertible Subordinated Notes,
due February 1, 2005......................................           1,425           ---           $1,425

12% restructure note: as amended and
restated effective September 2003.........................             ---         1,884           10,504

12% restructured notes payable quarterly
beginning June 2003.......................................             ---           109            1,025

Restructure balloon payment due November, 2004............             ---           ---              396

12% restructure note payable to
shareholder...............................................             ---             3              118
                                                                       ---             -              ---

Total loans and notes payable.............................          13,425         1,996           13,468

Current portion...........................................           3,825         1,040            2,957
                                                                     -----         -----            -----

Long term portion.........................................          $9,600          $956          $10,511
                                                                    ======          ====          =======

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

Summarized financial information (In thousands) for the discontinued operation is as follows:


                                                                                    STATEMENTS OF OPERATIONS DATA
                                                                                       YEAR ENDED DECEMBER 31,

                                                                                      2004        2003        2002
                                                                                      ----        ----        ----

Revenues....................................................................          $--          $--         $--
                                                                                      ===          ===         ===

Loss from discontinued operations...........................................          $--          $938        $--
                                                                                      ===          ====        ===


                                                                                                BALANCE SHEET DATA
                                                                                                AS OF DECEMBER 31,

                                                                                                2004          2003
                                                                                                ----          ----

Current assets..............................................................                      $17         $17
Total assets................................................................                      404         404
Current liabilities.........................................................                      740       1,040
Long-term liabilities and minority interest.................................                      193         193
Net liabilities of discontinued operations..................................                    (528)        (828)


(10) LEASES

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

At December 31, 2004, the Company had $507,000 in gross amount of fixed assets and $67,000 of related accumulated amortization under capital leases. Future minimum lease payments under the remaining capital leases and non-cancellable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2004 are as follows, in thousands:

YEAR ENDING DECEMBER 31,


                                                                                                CAPITAL      OPERATING
                                                                                                LEASES        LEASES

2005........................................................................................      $321        $2,917
2006........................................................................................        43         2,195
2007........................................................................................         -         1,565
2008........................................................................................         -         1,221
2009........................................................................................         -         1,255
2010 and later..............................................................................         -         3,764
                                                                                                     -         -----

                Total minimum lease payments................................................      $364       $12,917
                                                                                                  ====       =======

Less current portion of obligations under capital leases....................................       321

Obligations under capital leases, excluding current portion.................................       $43
                                                                                                   ===

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

SALE OF INTERNET DOMAIN NAMES

In December 2004, the Company sold its portfolio of Internet domain names and related assets to Gerald Gorman, the Company's former Chairman and director. See
Note 4.

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

(13) STOCK OPTIONS

A summary of the Company's stock option activity and weighted average exercise prices is as follows:


                                                                  FOR THE YEAR ENDED DECEMBER 31,

                                                   2004                       2003                       2002
                                                   ----                       ----                       ----

                                                        WEIGHTED                    WEIGHTED                   WEIGHTED
                                                         AVERAGE                     AVERAGE                    AVERAGE
                                                        EXERCISE                    EXERCISE                   EXERCISE
                                           OPTIONS        PRICE      OPTIONS          PRICE      OPTIONS         PRICE
                                           -------        -----      -------          -----      -------         -----
Options outstanding at
beginning of period....................   4,881,980        $4.00     2,773,446         $6.80    1,855,781      $13.51
Options granted........................     441,000        $1.37     2,470,131         $1.14    1,285,300       $1.04
Options canceled.......................    (186,417)       $3.92     (290,047)         $7.23    (367,732)      $20.44
Options exercised......................     (44,300)       $0.75      (71,550)         $0.98           97           -
                                            --------       -----      --------         -----           --           -

Options outstanding at
end of period..........................   5,092,263        $3.80     4,881,980         $4.00    2,773,446       $0.67
                                          =========        =====     =========         =====    =========       =====

Options exercisable at period end......   3,318,729                  2,200,787                  1,174,560
                                          =========                  =========                  =========

Weighted average fair value of
options granted during the
period.................................       $0.90                      $0.90                      $0.93
                                              =====                      =====                      =====

The following table summarizes information about stock options outstanding and exercisable at December 31, 2004:

                                                                 OPTIONS OUTSTANDING              OPTIONS EXERCISABLE

                                                                    WEIGHTED
                                                                    AVERAGE       WEIGHTED                      WEIGHTED
                                                                    REMAINING     AVERAGE                       AVERAGE
RANGE OF EXERCISE                                      NUMBER      CONTRACTUAL    EXERCISE        NUMBER        EXERCISE
PRICES                                              OUTSTANDING        LIFE        PRICE        EXERCISABLE      PRICE
                                                    -----------        ----        -----        -----------      -----

$0.53-0.70...................................           489,650        7.80           $.54          432,150      $0.53
$0.98-1.45...................................         3,203,527        8.00          $1.18        1,575,030      $1.08
$1.50-2.20...................................           680,404        6.00          $2.12          608,245      $2.17
$2.30-3.40...................................            24,957        7.10          $2.82           17,263      $2.84
$3.80-5.31...................................            96,157        4.20          $4.44           92,230      $4.45
$5.80-8.13...................................            32,723        3.40          $6.20           29,525      $6.20
$9.06-13.44..................................           218,627        5.10         $12.31          218,377     $12.31
$14.69-20.00.................................           253,785        4.20         $17.00          253,476     $17.00
$23.36-35.00.................................            42,707        3.10         $34.97           42,707     $34.97
$40.00-55.32.................................            28,763        4.30         $51.08           28,763     $51.08
$63.10-74.61.................................             1,544        5.40         $72.39            1,544     $72.39
$118.60-175.00...............................            18,194        5.10        $155.84           18,194    $155.84
$190.00-193.03...............................               957        4.20        $192.71              957    $192.71
$294.80-294.80...............................               268        0.20        $294.80              268    $294.80
                                                            ---        ----        -------              ---    -------

                                                      5,092,263        7.20          $3.80        3,318,729      $5.14
                                                      =========        ====          =====        =========      =====

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

(15) RESTRUCTURING CHARGES

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

The following sets forth the activity in the Company's restructuring reserve (in thousands):

                                                                         FOR THE YEAR ENDED DECEMBER 31, 2004

                                                                      BEGINNING   CURRENT YEAR    CURRENT YEAR    ENDING
                                                                       BALANCE      PROVISION      UTILIZATION    BALANCE
                                                                                   (REVERSAL)

Lease abandonments................................................    $2,747        $(350)         $(1,494)         $903
                                                                      ======        ======         ========         ====

                                                                         FOR THE YEAR ENDED DECEMBER 31, 2003

                                                                      BEGINNING   CURRENT YEAR    CURRENT YEAR    ENDING
                                                                       BALANCE      PROVISION      UTILIZATION    BALANCE
                                                                                   (REVERSAL)

Employee termination benefits.....................................      $140        $(129)            $(11)            -
Lease abandonments................................................     2,175         1,607          (1,035)        2,747
Other exit costs..................................................        47            -              (47)            -
                                                                          --            -              ----            -

                                                                      $2,362        $1,478         $(1,093)       $2,747
                                                                      ======        ======         ========       ======

                                                                         FOR THE YEAR ENDED DECEMBER 31, 2002

                                                                      BEGINNING   CURRENT YEAR    CURRENT YEAR    ENDING
                                                                       BALANCE      PROVISION      UTILIZATION    BALANCE
                                                                                   (REVERSAL)

Employee termination benefits.....................................      $228            -             $(88)          140
Lease abandonments................................................       539         2,143            (507)        2,175
Asset disposals...................................................         -           162            (162)            -
Other exit costs..................................................        32            15               -           47
                                                                          --            --               -           --

                                                                        $799        $2,320           $(757)       $2,362
                                                                        ====        ======           ======       ======

(16) INCOME TAXES

The provision for income taxes in 2004 consist of the following:

                                                     (restated)
                      Current taxes:
                                Federal                $1735
                                State                    370
                                Foreign                  295
                                                      ------

                                                      $2,400


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

Additionally, the Company had $2.5 million and $4.3 million, respectively, of foreign net operating loss carryforwards at December 31, 2004 and 2003, which had no expiration date.

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


                                                                                                      DECEMBER 31,
                                                                                                      ------------

                                                                                                  2004         2003
                                                                                                  ----         ----
                                                                                               (restated)
Deferred tax assets(liabilities):
Net operating loss carryforwards............................................................    $4,416        $5,657
Accounts receivable principally due to allowance for doubtful accounts......................     1,345         1,576
Plant and equipment, principally due to differences in depreciation.........................       115          (208)
Write down of assets and investments........................................................      (565)       (1,263)
Accrued expenses............................................................................       411           199
Restructuring reserve.......................................................................       361           790
Other.......................................................................................      (210)            -
                                                                                                  -----            -

Gross deferred tax assets...................................................................     5,873         6,751
Less: valuation allowance...................................................................    (5,873)       (6,751)
                                                                                                -------       -------

Net deferred tax assets.....................................................................        $-            $-
                                                                                                    ==            ==

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


                                                                       ADDITIONS
                                                     BALANCE AT        CHARGED TO                                     BALANCE
                                                    BEGINNING OF       COSTS AND     ADDITIONS FROM   DEDUCTIONS/     AT END
ALLOWANCE FOR DOUBTFUL ACCOUNTS                         YEAR           EXPENSES       ACQUISITIONS    WRITE-OFFS     OF PERIOD
                                                        ----           --------       ------------    ----------     ---------
                                                                      (restated)                      (restated)

For the year ended December 31, 2002.............     $14,547           $2,596           $--           $9,091         $8,052
For the year ended December 31, 2003.............      $8,052               $1           $--           $3,229         $4,824
For the year ended December 31, 2004.............      $4,824             $450           $--           $1,324         $3,950

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

(19) QUARTERLY FINANCIAL INFORMATION - UNAUDITED

Condensed Quarterly Consolidated Statements of Operations (in thousands, except per share data)

Year 2004


                                        FIRST QUARTER                                 SECOND QUARTER
                                   ----------------------        ---------------------------------------------------
                                     Three months ended             Three months ended              Six months ended
                                   ----------------------        ----------------------         --------------------

                                      As                             As                             As
                                  Previously                     Previously                     Previously
                                                     As                             As                            As
                                   Reported       Restated        Reported       Restated        Reported       Restated
                                   --------       --------        --------       --------        --------       --------

Revenues                           $24,336       $24,336          $24,053       $24,053          $48,390       $48,390
Cost of revenues                    10,325         9,976            9,764         9,501           20,090        19,477
                                   -------       -------          -------       -------          -------       -------

Gross profit                        14,011        14,360           14,289        14,552           28,300        28,913

Operating expenses
 General and admin                   6,384         6,402            5,681         5,699           12,064        12,101
 Other expenses                      6,757         6,757            6,914         6,914           13,671        13,671
                                   -------       -------          -------       -------          -------       -------
                                    13,141        13,159           12,595        12,613           25,735        25,772
                                   -------       -------          -------       -------          -------       -------

Income from operations                 870         1,201            1,694         1,939            2,565         3,141

Gain from debt restructuring           ---           ---              ---           ---              ---           ---
Other income(expense), net              13            13             (230)         (230)            (217)         (217)
                                   -------       -------          -------       -------          -------       -------

Income before income taxes             883         1,214            1,464         1,709            2,348         2,924

Provision for income taxes              30            55              170           160              200           215
                                   -------       -------          -------       -------          -------       -------

Net income                         $   853       $ 1,159          $ 1,294       $ 1,549          $ 2,148       $ 2,709
                                   =======       =======          =======       =======          =======       =======

Basic net income per share           $0.02         $0.03            $0.03         $0.04            $0.05         $0.06
                                     =====         =====            =====         =====            =====         =====

Diluted net income per share         $0.02         $0.03            $0.03         $0.03            $0.05         $0.06
                                     =====         =====            =====         =====            =====         =====


                                                                   THIRD QUARTER
                                       ---------------------------------------------------------------------
                                             Three months ended                    Nine months ended
                                       -------------------------------      --------------------------------

                                       As Previously                         As Previously
                                         Reported          As Restated         Reported          As Restated
                                       ------------        -----------         --------          -----------

Revenues                                  $22,509           $22,509             $70,899           $70,899
Cost of revenues                            8,428             8,580              28,518            28,057
                                           ------            ------             -------           ------

Gross profit                               14,081            13,929              42,381            42,842

Operating expenses
 General and admin                          5,959             5,967              18,024            18,069
 Other expenses                             2,065             2,065              15,734            15,734
                                            -----            ------              ------            ------
                                            8,024             8,032              33,758            33,803
                                           ------            ------              ------            ------

Income from operations                      6,057             5,897               8,623             9,039

Gain from debt restructuring                  ---               ---
Other income(expense), net                   (16)              (16)               (234)             (234)
                                             ----              ----               -----             -----

Income before income taxes                  6,041             5,881               8,389             8,805

Provision for income taxes                  1,550             1,665               1,750             1,880
                                           ------            ------              ------             -----

Net income                                 $4,491            $4,216              $6,639            $6,925
                                          =======           =======             =======            ======

Basic net income per share                  $0.10             $0.10               $0.15             $0.16
                                           ======            ======              ======             =====

Diluted net income per
share                                       $0.10             $0.09               $0.15             $0.15
                                           ======            ======              ======             =====



                                                               FOURTH QUARTER
                                       ---------------------------------------------------------------------
                                             Three months ended                   Twelve months ended
                                       -------------------------------      --------------------------------

                                        As Previously                        As Previously
                                          Reported         As Restated         Reported          As Restated
                                       -------------       -----------         --------          -----------

Revenues                                 $20,941           $20,941             $91,840           $91,840
Cost of revenues                           8,207             8,071              36,725            36,129
                                          ------            ------             -------           ------

Gross profit                              12,734            12,870              55,115            55,711

Operating expenses
 General and admin                         5,770             5,662              23,794            23,731
 Impairment of intangible
  assets                                     500               750                 500               750
 Other expenses                            6,410             6,410              22,144            22,144
                                          12,680            12,822              46,438            46,625
                                          ------            ------              ------            ------

Income from operations                        54                48               8,677             9,086

Other income(expense), net
Interest income                               41               219                  70               249
Interest expense                            (149)             (149)               (517)             (517)
Gain on debt restructuring                   984               984                 984               984
Other, net                                   183               183                 288               288
                                             ---               ---                 ---               ---
                                           1,059             1,237                 825             1,004
                                           -----             -----                 ---            ------

Income before income taxes                 1,113             1,285               9,502            10,090

Provision for income taxes                   150               520               1,900             2,400
                                            ----              ----              ------            ------

Net income                                  $963              $765              $7,602            $7,690
                                           =====             =====             =======           ======

Basic net income per share                 $0.02             $0.02               $0.17             $0.17
                                          ======            ======              ======             =====

Diluted net income per share               $0.02             $0.02               $0.17             $0.17
                                          ======            ======              ======            ======

Year 2003


                                           FIRST        SECOND      THIRD         FOURTH
                                          QUARTER      QUARTER      QUARTER      QUARTER
                                          -------      -------      -------      -------

Revenues.........................          $25,742     $25,802      $25,065     $24,738
Cost of revenues.................           13,707      13,361       10,863      11,622
                                            ------      ------       ------      ------

Gross profit.....................          12,035       12,441       14,202      13,116
Operating expenses...............          14,595       12,787       12,760      12,571
                                           ------       ------       ------      ------

Income(loss)
from operations..................         (2,560)        (346)        1,442         545
Gain from debt
restructuring....................          6,640        47,026          --          412
Other income/(expense),
net..............................           (778)        (304)         (75)       (116)
                                            -----        -----         ----       -----

Income from
continuing operations............           3,302       46,376        1,367         841
                                            -----       ------       ------       -----

Loss from discontinued
operations.......................             --           --          (838)      (100)
                                              --           --          ----       -----

Net income.......................         $3,302      $46,376          $529        $741
                                          ======      =======          ====        ====

Basic income (loss) per share:
Income from
continuing operations............          $0.19        $1.28         $0.03       $0.02
Loss from discontinued
operations.......................             --           --         (0.02)         --
                                           -----        -----         -----       -----

Net income.......................          $0.19        $1.28         $0.01       $0.02
                                           =====        =====         =====       =====

Diluted income (loss) per share:
Income from
continuing operations............          $0.19        $1.28         $0.03       $0.02
Loss from discontinued
operations.......................             --           --         (0.02)         --
                                           -----        -----         -----       -----

Net income.......................          $0.19        $1.28         $0.01       $0.02
                                           =====        =====         =====       =====

Due to changes in the number of shares outstanding, quarterly loss per share amounts do not necessarily add to the totals for the years.

(20) GEOGRAPHIC DISCLOSURE


                                                                                        GEOGRAPHIC INFORMATION
                                                                                         FOR THE YEARS ENDED
                                                                                  --------------------------------
                                                                                  2004          2003          2002
                                                                                  ----          ----          ----
                                                                                Restated
United States:
Revenues.......................................................................  $67,973        $77,019      $89,356
Operating income (loss)........................................................    7,378           (175)     (84,543)
Total assets...................................................................   43,625         49,408       58,704
Long lived assets..............................................................   22,039         27,585       34,317

All other regions:
Revenues.......................................................................   23,867         24,328       24,998
Operating income (loss)........................................................    1,708           (742)      (2,390)
Total assets...................................................................    6,720              4        2,307
Long lived assets..............................................................      894            951        1,544

Significant country included in all other regions

United Kingdom:
Revenues.......................................................................   20,516         20,463       20,940
Operating income (loss)........................................................    2,296            172       (1,798)
Total assets...................................................................    5,544          1,176        2,453
Long lived assets..............................................................      568            541          938

Geographic data is classified based on the location of the Company's operation that provides selling and general account maintenance of the customer's accounts.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, include controls and procedures designed to ensure that information required to be disclosed by the company in the reports we file or submit under the Exchange Act is accumulated and communicated to our Company's management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.

     As required by Securities and Exchange Commission rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that, in light of the material weaknesses described below, as of December 31, 2004, the Company's disclosure controls and procedures were not effective.

     As a result of these control deficiencies, management performed additional procedures to ensure that the Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. Accordingly, the Company believes that the financial statements included in the Company's annual report on this Form 10-K/A fairly present in all material respects the Company's financial condition, results of operations and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States.

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed under the supervision of the principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of the errors described in Note 2 to the consolidated financial statements included in this report that underlie the restatement of its financial statements for the year ended December 31, 2004, the Company identified the following material weaknesses in its internal control over financial reporting:

    1. As of December 31, 2004, the Company did not have the appropriate level of expertise to properly calculate and review its accounting for income taxes in its foreign subsidiaries. Specifically, the Company estimated its UK subsidiaries' UK income tax liability based on information contained in its statutory reports. These reports incorrectly stated the amount of net operating losses for income tax purposes available to the UK subsidiaries as of December 31, 2003. The Company did not have the appropriate control procedures to determine the accuracy of the net operating loss information contained in the statutory reports. This control deficiency contributed to the restatement of the Company's consolidated financial statements for the period ending December 31, 2004.

    2. As of December 31, 2004, the Company did not maintain effective controls over the accounting for and review of certain accounts because it did not have adequate personnel with sufficient expertise and adequate review and reconciliation procedures to correctly account for these items in accordance with generally accepted accounting principles.
        These accounts included certain accrued expense liabilities, fixed assets, accumulated depreciation, currency translation gains and losses and related costs and expenses. This control deficiency contributed to the restatement of the Company's consolidated financial statements for the period ending December 31, 2004.

Changes in Internal Control Over Financial Reporting

     There were no changes to our internal control over financial reporting during the fourth quarter ended December 31, 2004 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During November 2005, we implemented the changes in our internal control over financial reporting described below in this Item 9A to address the identified material weaknesses in connection with the preparation of our restated financial statements included in this Amendment No. 1 to Form 10-K for the year ended December 31, 2004.

Remediation Measures for Identified Material Weaknesses

     During November, 2005, we made the following changes in our internal control over financial reporting in an effort to remediate the material weaknesses related to the accounting for foreign income taxes, certain expense liabilities, currency translation gains and losses, fixed assets, depreciation expense and cost of revenues:

    1. Hired additional accounting personnel in both our domestic and international finance offices with the appropriate background and certification.

    2. Expanded the existing balance sheet review process by increasing the accounts and items selected for a more detailed review.

    3. Enhanced the levels of review for the quarterly and annual income tax provision.

     Although we believe the steps taken to date have improved the design effectiveness of our control over the accounting for foreign income taxes, certain expense liabilities, currency translation gains and losses, fixed assets, depreciation expense and cost of revenues, we have not completed our review and testing of the corrective processes and procedures. Accordingly, we will continue to monitor the effectiveness of our internal control over financial reporting relating to the review of our accounting for foreign income taxes, certain expense liabilities, currency translation gains and losses, fixed assets, depreciation expense and cost of revenues.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits.

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


Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 5, 2005.

                          EasyLink Services Corporation
                                  (Registrant)

                                      By /s/ THOMAS F. MURAWSKI
                                      -------------------------
                                      (Thomas F. Murawski, Chairman, President
                                      and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 5, 2005.

/s/    THOMAS F. MURAWSKI        Chairman, President, Chief Executive
---------------------------      Officer, Director (Principal Executive Officer)
(Thomas F. Murawski)

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