Form 10-Q/A
period 2005-03-31
EASYLINK SERVICES CORP
filed 2005-12-08
CIK 1081661

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A
                               (Amendment No. 1)

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

Common stock outstanding at October 31, 2005: Class A common stock $0.01 par value 45,151,329 shares.

                          EASYLINK SERVICES CORPORATION
                                 MARCH 31, 2005
                                   FORM 10-Q/A

                                EXPLANATORY NOTES

This Amendment No.1 on Form 10-Q/A to the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2005, originally filed with the Securities and Exchange Commission on May 16, 2005, is being filed for the purpose of restating our consolidated financial statements as of March 31, 2005 and for the three months then ended. See Note 2 to the Condensed Consolidated Financial Statements for further details of the restatement. Items 1, 2, and 4 have been updated for the effects of the restatement and are included in this Amendment No. 1. In addition, Item 3 included herein has been revised to include additional information.

This Amendment No. 1 on Form 10-Q/A does not reflect events occurring after the filing of the original Quarterly Report on Form 10-Q on May 16, 2005, or modify or update the disclosure presented in the original Quarterly Report on Form 10-Q, except to reflect the revisions as described herein.

                                      INDEX

                                                                                               Page
                                                                                              Number
                                                                                              ------
PART I:  FINANCIAL INFORMATION

Item 1:  Condensed Consolidated Financial Statements:

         Restated Condensed Consolidated Balance Sheets as of March 31,
           2005 (restated) (unaudited) and December 31, 2004....................................3

           Restated Unaudited Condensed Consolidated Statements of Operations for the
           three months ended March 31, 2005 and 2004...........................................4

           Restated Unaudited Condensed Consolidated Statements of Cash Flows for the
           three months ended March 31, 2005 and 2004...........................................5

           Notes to Unaudited Interim Condensed Consolidated Financial
           Statements...........................................................................7

Item 2:    Management's Discussion and Analysis of Financial Condition and
           Results of Operations.............................................................. 15

Item 3:    Qualitative and Quantitative Disclosure about Market Risk.......................... 19

Item 4:    Controls and Procedures............................................................ 20

PART II: OTHER INFORMATION

Item 6:    Exhibits........................................................................... 21


Signatures.................................................................................... 22

                          EasyLink Services Corporation
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)
                                   (Unaudited)

                                                                                March 31,  December 31,
                                                                                  2005         2004
                                                                                  ----         ----
                                                                               (restated)     (restated)
                                     ASSETS
Current assets:
Cash and cash equivalents..................................................       $8,072      $12,216
Marketable securities......................................................        1,893        2,023
Accounts receivable, net of allowance for doubtful accounts of $3,363 and
$3,950 as of March 31, 2005 and December 31, 2004, respectively............       10,234        9,564
Prepaid expenses and other current assets..................................        2,252        2,841
                                                                                   -----         ----
Total current assets.......................................................       22,451       26,644
                                                                                  ------       ------

Property and equipment, net................................................        8,862        8,071
Goodwill, net..............................................................        6,266        6,266
Other intangible assets, net...............................................        8,004        8,596
Other assets...............................................................          754          768
                                                                                --------     --------

Total assets...............................................................      $46,337      $50,345
                                                                                 =======      =======

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable...........................................................       $7,007       $6,471
Accrued expenses...........................................................       11,654       13,652
Restructuring reserves payable.............................................          708          728
Current portion of loans and notes payable.................................        3,350        3,825
Other current liabilities..................................................        1,511        1,471
Net liabilities of discontinued operations.................................          528          528
                                                                                --------     --------
Total current liabilities..................................................       24,758       26,675
                                                                                  ------       ------

Loans and notes payable, less current portion..............................        9,000        9,600
Other long term liabilities................................................        2,245        1,100
                                                                                 -------    ---------
Total liabilities..........................................................       36,003       37,375
                                                                                 -------       ------

Stockholders' equity:
Common stock:
Class A--500,000,000 shares authorized at March 31, 2005 and December 31, 2004,
44,393,527 and 44,174,459 shares issued and outstanding at
March 31, 2005 and December 31, 2004, respectively.........................          446          441
Class B--10,000,000 shares authorized at March 31, 2005 and December 31,
2004, 0 issued and outstanding at March 31, 2005 and December 31, 2004.....           --           --
Additional paid-in capital.................................................      553,628      553,420
Accumulated other comprehensive loss.......................................         (346)        (238)
Accumulated deficit........................................................     (543,394)    (540,653)
                                                                                ---------    ---------
Total stockholders' equity.................................................       10,334       12,970
                                                                                ---------    ---------

Commitments and contingencies
Total liabilities and stockholders' equity.................................      $46,337      $50,345
                                                                                 =======      =======

See accompanying notes to unaudited condensed consolidated financial statements.

                          EasyLink Services Corporation
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)
                                   (unaudited)

                                                                            Three Months Ended March 31,
                                                                            ----------------------------
                                                                                 2005           2004
                                                                              ----------   ----------
                                                                              (restated)       (restated)

Revenues...................................................................      $20,378      $24,336

Cost of revenues...........................................................        7,769        9,976
                                                                              ----------   ----------

Gross profit...............................................................       12,609       14,360
                                                                              ----------   ----------

Operating Expenses:
Sales and marketing........................................................        5,129        4,531
General and administrative.................................................        5,600        6,402
Product development........................................................        1,700        1,709
Separation agreement costs.................................................        2,312          --
Amortization of intangible assets..........................................          517          517
                                                                              ----------   ----------
                                                                                  15,258       13,159

Income (loss) from operations..............................................       (2,649)       1,201
                                                                              ----------   ----------

Other income (expense), net:
Interest income............................................................           25           10
Interest expense...........................................................         (323)        (130)
Other, net.................................................................           21          133
                                                                              ----------   ----------

Total other income (expense), net..........................................         (277)          13
                                                                              ----------   ----------

Income (loss) before income taxes..........................................       (2,926)       1,214

Provision (credit) for income taxes........................................         (185)          55
                                                                              ----------   ----------

Net income (loss)..........................................................      $(2,741)      $1,159
                                                                              ==========   ==========

Basic and diluted net income (loss) per share..............................      $ (0.06)       $0.03
                                                                              ==========   ==========

Weighted-average basic shares outstanding..................................   44,240,317   43,861,610
                                                                              ==========   ==========

Weighted-average diluted shares outstanding................................   44,240,317   44,979,983
                                                                              ==========   ==========


See accompanying notes to unaudited condensed consolidated financial statements.

                         EasyLink Services Corporation
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (unaudited)

                                                                         Three Months Ended March 31,
                                                                            2005           2004
                                                                         ----------        ---------
                                                                         (restated)      (restated)
Cash flows from operating activities:
Net income (loss)                                                        $  (2,741)          $1,159
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
     Depreciation                                                              948            1,577
     Amortization of intangible assets                                         592              676
     Provision for doubtful accounts                                            95              338
     Issuance of shares as matching contributions to employee
          benefit plans                                                        123              119
     Other                                                                      41              175
Changes in operating assets and liabilities:
     Accounts receivable, net                                                 (765)             126
     Prepaid expenses and other current assets                                 589             (383)
     Other assets                                                               (3)             (31)
     Accounts payable, accrued expenses and other liabilities                 (243)          (2,630)
                                                                         ----------        ---------

Net cash provided by (used in) operating activities                         (1,364)           1,127
                                                                         ----------        ---------

Cash flows from investing activities:
Purchases of property and equipment, including capitalized software         (1,675)            (449)
                                                                         ----------        ---------

Net cash used in investing activities                                       (1,675)            (449)
                                                                         ----------        ---------

Cash flows from financing activities:
Proceeds of bank loan advances                                                 950               --
Payments under capital lease obligations                                      (146)             (41)
Proceeds from issuance of stock                                                 90               --
Principal payments of notes payable                                         (2,025)            (605)
Payments of capitalized interest                                               ---             (266)
                                                                         ----------        ---------

Net cash used in financing activities                                       (1,131)            (912)
                                                                         ----------        ---------
Effect of foreign exchange rate changes
   on cash and cash equivalents                                                 26              (90)
                                                                         ----------        ---------

Cash used in discontinued operations                                            --             (150)
                                                                         ----------        ---------

Net decrease in cash and cash equivalents                                   (4,144)            (474)

Cash and cash equivalents at beginning of the period                        12,216            6,623
                                                                         ----------        ---------

Cash and cash equivalents at the end of the period                       $   8,072           $6,149
                                                                         ==========        =========

Supplemental disclosure of cash flow information:
Cash paid for interest                                                   $     281           $  235
Net cash paid for taxes                                                  $     134           $   11
Purchase of property, plant and equipment through
capital lease obligations                                                $      91            $  --

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

(b) Unaudited Interim Condensed Consolidated Financial Information

The accompanying interim condensed consolidated financial statements as of March 31, 2005 and for the three months ended March 31, 2005 and 2004, as restated,have been prepared by the Company and are unaudited. In the opinion of management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the consolidated financial position of EasyLink Services as of March 31, 2005 and the consolidated results of operations and cash flows for the three months ended March 31, 2005 and 2004. The results of operations for any interim period are not necessarily indicative of the results of operations for any other future interim period or for a full fiscal year. The condensed consolidated balance sheet at December 31, 2004, as restated, has been derived from audited consolidated financial statements at that date.

For each of the years ended December 31, 2004 and 2003, the Company received a report from its independent registered public accountants containing an explanatory paragraph stating that the Company has a working capital deficiency and an accumulated deficit that raises substantial doubt about the Company's ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management believes the Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required and ultimately to achieve continued profitable operations.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. It is suggested that these unaudited interim condensed consolidated financial statements be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2004 as included in the Company's Form 10-K/A filed with the Securities and Exchange Commission on December 8, 2005.

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

(f) Financial Instruments and Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash, cash equivalents, accounts receivable, notes payable and convertible notes payable. At March 31, 2005 and December 31, 2004, the fair value of cash, cash equivalents, and accounts receivable approximated their financial statement carrying amount because of the short-term maturity of these instruments. The recorded values of notes payable and convertible notes payable approximate their fair values, as interest approximates market rates with the exception of the Convertible Subordinated Notes payable with a carrying value of $1.4 million at December 31, 2004. However, as these notes were paid on their maturity date of February 1, 2005, management estimated that their fair value approximated their carrying value at December 31, 2004.

Credit is extended to customers based on the evaluation of their financial condition and collateral is not required. The Company performs ongoing credit assessments of its customers and maintains an allowance for doubtful accounts. No single customer exceeded 10% of total revenues for the three months ended March 31, 2005 and 2004 and no account receivable from any single customer exceeded 10% of total accounts receivable as of March 31, 2005 or December 31, 2004. Revenues from the Company's five largest customers accounted for an aggregate 11% and 10% of the Company's total revenues for the three months ended March 31, 2005 and 2004, respectively.

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


($ in thousands, except per share amounts)                       For the three months
                                                                    ended March 31,
                                                               ------------------------
                                                                 2005          2004
                                                               ---------     ----------
                                                               (restated)     (restated)
Net income (loss):
Net income (loss), as reported.........................         $ (2,741)        $1,159
Deduct: total stock based employee compensation
determined under the fair value method for all
awards, net of tax.....................................             (150)        (1,770)
                                                                ---------     ----------

Pro forma net income (loss)............................          $(2,891)         $(611)
                                                                =========     ==========

Basic and diluted net income (loss) per share:
Net income (loss) per share, as reported...............           $(0.07)         $0.03
Deduct: total stock based employee compensation
determined under the fair value method for all
awards, net of tax.....................................            (0.00)         (0.04)
                                                                ---------     ----------
Pro forma net income (loss) per share..................           $(0.07)        $(0.01)
                                                                =========     ==========

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

In December 2004, the FASB issued FSP FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004". The American Jobs Creation Act of 2004 introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FSP FAS 109-2 gives a company additional time to evaluate the effects of the legislation on any plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109, Accounting for Income Taxes. The deduction is subject to a number of limitations, and uncertainty remains as to how to interpret numerous provisions in the Act. As such, the Company is not in a position to decide on whether, and to what extent, it might repatriate foreign earnings that have not yet been remitted to the U.S. based on its analysis to date. The Company is currently evaluating the impact this statement will have on its consolidated financial statements.

(2) RESTATEMENT OF FINANCIAL STATEMENTS

The Company has restated its previously issued financial statements for the year ended December 31, 2004, for each quarter in 2004, and for the quarter ended March 31, 2005. The Company's determination to restate these previously issued financial statements stems from the following items:

1. The liability for telecommunications services costs of the Company's United Kingdom subsidiary was overstated. The Company has revised its methodology to more accurately estimate its liability resulting in a decrease in the estimated liability of $548,000 as of March 31, 2005 and an increase in related cost of revenues of $55,000 for the three months ended March 31, 2005.

2. The Company had recorded accruals for certain assessed Federal regulatory fees in prior years although the amount of such assessment was disputed by the Company. Based upon revised assessments received by the Company in the 4th quarter of 2004 and the first quarter of 2005, the amounts of such accruals were in excess of the revised assessment. However, the Company did not timely adjust the recorded liability for this change in circumstances. The amount of the accrual no longer required and adjusted for in the restatement is $314,000 as of March 31, 2005 and the related decrease in expenses for the three months then ended is $18,000.

3.   The Company has evaluated its liability in connection with a New York
     State sales tax audit of one of its operating subsidiaries for 2001 through 2004. The company has now determined that the estimated liability for these taxes should be increased by $102,000 as of March 31, 2005 including $12,000 of related expenses recorded in the three months ended March 31, 2005.

4. The Company had recorded the cost of a separation agreement with its former President of the international division at face value. Since $1.9 million of the cost is payable over three years, the cost should have been recorded at its present value. The restatement includes the reduction in the separation agreement cost of $163,000 and $17,000 of imputed interest expense for the three months ended March 31, 2005.

5. The Company incorrectly calculated the net operating loss carry forwards of its United Kingdom subsidiaries as of December 31, 2004 resulting in the under-accrual of foreign income tax liabilities of $555,000 as of March 31, 2005 including $260,000 of related tax expense in the three months ended March 31, 2005.

6. The restatement also includes the recording of adjustments in prior periods that were not recorded in these periods because in each case and in the aggregate the amount of these errors were not material to the Company's consolidated financial statements.

7. The Company had incorrectly classified and recorded currency translation losses at March 31, 2005. As a result, the accumulated other comprehensive loss account included in stockholders' equity at March 31, 2005 has been increased by $22,000 and accrued expenses has been reduced by such amount.


   The following schedules show the impact of the restatement on the relevant captions from the Company's condensed consolidated financial statements as of March 31, 2005 and for the three months then ended and for the three months ended March 31, 2004.

CONDENSED CONSOLIDATED BALANCE SHEET
MARCH 31, 2005
(In thousands, except share and per share data)
(Unaudited)

                                                                              As Previously    As
                                                                                Reported     Restated
                                                                              -------------  --------
                                     ASSETS

Current assets:
Cash and cash equivalents..................................................       $8,072       $8,072
Marketable securities......................................................        1,893        1,893
Accounts receivable, net of allowance for doubtful accounts of $3,363 and
$3,950 as of March 31, 2005 and December 31, 2004, respectively............       10,214       10,234
Prepaid expenses and other current assets..................................        2,305        2,252
                                                                                   -----         ----
Total current assets.......................................................       22,484       22,451
                                                                                  ------       ------

Property and equipment, net................................................        8,909        8,862
Goodwill, net..............................................................        6,266        6,266
Other intangible assets, net...............................................        8,254        8,004
Other assets...............................................................          750          754
                                                                                --------     --------

Total assets...............................................................      $46,663      $46,337
                                                                                 =======      =======

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable...........................................................       $7,072       $7,007
Accrued expenses...........................................................       11,629       11,654
Restructuring reserves payable.............................................          732          708
Current portion of loans and notes payable.................................        3,350        3,350
Other current liabilities..................................................        1,511        1,511
Net liabilities of discontinued operations.................................          528          528
                                                                                --------     --------
Total current liabilities..................................................       24,822       24,758
                                                                                  ------       ------

Loans and notes payable, less current portion..............................        9,000        9,000
Other long term liabilities................................................        2,308        2,245
                                                                                 -------     --------
Total liabilities..........................................................       36,130       36,003
                                                                                  ------       ------

Stockholders' equity:
Class A common stock.......................................................          446          446
Additional paid-in capital.................................................      553,628      553,628
Accumulated other comprehensive loss.......................................         (324)        (346)
Accumulated deficit........................................................     (543,217)    (543,394)
                                                                                ---------    ---------
Total stockholders' equity.................................................       10,533       10,334
                                                                                  ------       ------

Commitments and contingencies

Total liabilities and stockholders' equity.................................      $46,663      $46,337
                                                                                 =======      =======

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended March 31, 2005 and 2004
(In thousands, except share and per share data)
(unaudited)


                                                                                         2005                         2004
                                                                                         ----                         ----
                                                                             As Previously      As        As Previously      As
                                                                               Reported       Restated      Reported       Restated
                                                                             -------------   ----------   -------------   ----------
Revenues...................................................................     $20,378      $20,378         $24,336      $24,336

Cost of revenues...........................................................       7,714        7,769          10,325        9,976
                                                                               ---------   ----------       ---------   ----------

Gross profit...............................................................      12,664       12,609          14,011       14,360
                                                                               ---------   ----------       ---------   ----------

Operating Expenses:
Sales and marketing........................................................       5,129        5,129           4,531        4,531
General and administrative.................................................       5,650        5,600           6,384        6,402
Product development........................................................       1,700        1,700           1,709        1,709
Separation agreement costs.................................................       2,475        2,312              --           --
Amortization of intangible assets..........................................         517          517             517          517
                                                                               ---------   ----------       ---------   ----------
                                                                                 15,471       15,258          13,141       13,159

Income (loss) from operations..............................................      (2,807)      (2,649)            870        1,201
                                                                               ---------   ----------       ---------   ----------

Other income (expense), net:
Interest income............................................................         202           25              10           10
Interest expense...........................................................        (306)        (323)           (130)        (130)
Other, net.................................................................         (44)          21             133          133
                                                                               ---------   ----------       ---------   ----------

Total other income (expense), net..........................................        (148)        (277)             13           13
                                                                               ---------   ----------       ---------   ----------

Income (loss) before income taxes..........................................      (2,955)      (2,926)            883        1,214

Provision (credit) for income taxes........................................        (450)        (185)             30           55
                                                                               ---------   ----------       ---------   ----------

Net income (loss)..........................................................     $(2,505)     $(2,741)        $   853      $ 1,159
                                                                               =========   ==========       =========   ==========

Basic and diluted net income (loss) per share..............................     $ (0.06)     $ (0.06)        $  0.02      $  0.03
                                                                               =========   ==========       =========   ==========


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2005 and 2004
(In thousands, except share and per share data)
(unaudited)


                                                                                         2005                         2004
                                                                                         ----                         ----
                                                                             As Previously     As         As Previously     As
                                                                               Reported     Restated        Reported     Restated
                                                                               ---------   ----------       ---------   ----------
Net cash provided by (used in) operating activities........................     $(1,314)     $(1,364)        $ 1,127      $ 1,127
                                                                               ---------   ----------       ---------   ----------

Net cash used in investing activities......................................      (1,732)      (1,675)           (449)        (449)
                                                                               ---------   ----------       ---------   ----------

Net cash used in financing activities......................................      (1,100)      (1,131)           (912)        (912)
                                                                               ---------   ----------       ---------   ----------

Effect of foreign exchange rate changes
  On cash and cash equivalents                                                      (82)          26             (90)         (90)
                                                                               ---------   ----------       ---------   ----------

Cash used in discontinued operations                                                  0            0            (150)        (150)

Net decrease in cash and cash equivalents                                        (4,228)      (4,144)           (474)        (474)
                                                                               ---------   ----------       ---------   ----------

(3) LOANS AND NOTES PAYABLE

Loans and notes payable include the following, in thousands:


                                                              March 31, 2005        Dec 31, 2004
                                                              --------------        ------------

Term loan payable                                                 $11,400             $12,000

7% Convertible Subordinated Notes due February 1, 2005                 --               1,425
                                                                  -------             -------

Total loans and notes payable                                      11,400              13,425

Less current portion                                                2,400               3,825
                                                                  -------             -------

Non current portion                                                $9,000              $9,600
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

As of March 31, 2005, the Company had drawn down $950,000 of advances under the credit facility that are recorded on the condensed consolidated balance sheet as of that date as loans payable to bank in current liabilities. The advances bear interest at the rate of 0.75% over the Wells Fargo Bank prime rate. The advance amount is not included in the above table of long term loans and notes payable.

During the three months ended March 31, 2005 the Company repaid the remaining outstanding 7% Convertible Subordinated Notes on their maturity date of February, 1, 2005.


(4) SEPARATION AGREEMENT

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

(5) INCOME TAXES

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this quarterly report.

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

On November 3, 2005, the Company's management recommended, and its Audit Committee determined, that it would restate its previously issued financial statements for the year ended December 31, 2004, for each quarter in 2004, and for the quarter ended March 31, 2005. See note 2, Restatement of Financial Statements, in the Notes to Unaudited Condensed Financial Statements included in this document.

The effects of the restatement on the Company's results of operations are summarized as follows:

                                                   For the Three Months Ended March 31,
                                        ------------------------------------------------------------
                                                   2005                            2004
                                        ---------------------------     ----------------------------
                                             As                              As
                                         Previously         As           Previously         As
                                          Reported       Restated         Reported        Restated
                                        -------------   -----------     -------------    -----------
Revenues                                     $20,378       $20,378           $24,336        $24,336
Income (loss) from operations                (2,807)       (2,649)               870          1,201
Income (loss) before income taxes            (2,955)       (2,926)               883          1,214
Provision (credit) for income taxes            (450)         (185)                30             55
Net income (loss)                            (2,505)       (2,741)               853          1,159
                                        -------------   -----------     -------------    -----------
Basic net income per share                   $(0.06)       $(0.06)             $0.02          $0.03
Diluted net income per share                 $(0.06)       $(0.06)             $0.02          $0.03

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

OPERATING RESULTS

For the three months ended March 31, 2005, we reported a net loss of $2.7 million, our first quarterly loss since the quarter ended June 30, 2003. The current period's results include a charge of $2.3 million before income taxes (credits) related to the George Abi Zeid Separation agreement but also include our planned expansion of sales and marketing efforts to promote and sell our newer Transaction Management Services. In comparing the results for the three months ended March 31, 2005 to the three months ended March 31, 2004, revenues were down by $4.0 million with a resulting lower gross margin of $1.8 million. Although we increased sales and marketing spending by $598,000 in the 2005 quarter as compared to the 2004 quarter, reductions in general and administrative costs of $802,000 more than offset that impact. Our operating results had improved throughout 2004 even though revenues declined in comparison to prior years.

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

                                                                                    Change
                                                                            ------------------------
                                                  2005          2004            $            %
                                               ---------     ---------      ---------      ---------
Transaction Management Services                   $3,702        $2,771           $931          34%
Transaction Delivery Services                     16,676        20,543        (3,867)         (19)%
MailWatch                                             --         1,022        (1,022)
                                               ---------     ---------      ---------      ---------
                                                 $20,378       $24,336       $(3,958)         (16)%

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

COST OF REVENUES

Cost of revenues for the three months ended March 31, 2005 decreased to $7.8 million from $10.0 million in the same period of 2004. As a percentage of revenues these costs decreased to 38% in 2005 as compared to 41% in 2004. Cost of revenue reflects a decrease in costs as a percentage of revenue as a result of lower expenses for most items in this cost category including lower depreciation charges, savings from continuing cost reduction programs in network operations, lower telecom rates, favorable settlement dispute, reductions in facilities, including reducing the number of circuits, and reduced variable telecom charges consistent with reduced customer volumes.

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

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $5.6 million in the three months ended March 31, 2005 as compared to $6.4 million in the same period of 2004. We anticipate general and administrative expenses in total for the balance of 2005 to be comparable to the results for the three months ended March 31, 2005. These expenses include all costs for our executive, finance and accounting, customer billing and support, human resources and other headquarters office functions. Bad debt expenses, legal and accounting fees, insurance and office rent are other significant costs included in this category. The expenses for the three months ended March 31, 2005 include $282,000 for payments to be made after March 31, 2005 under an employment agreement with our former Chief Financial Officer.

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

OTHER INCOME (EXPENSE), NET

Other income (expense), net was a net other expense of $277,000 in the three months ended March 31, 2005 as compared to a net other income of $13,000 during the same period of 2004. The increase of net expense was largely due to increased interest expense in the current three months from the new Wells Fargo Term Loan obtained in December 2004. Interest on the Company's previously outstanding debt, paid off with the Wells Fargo loan proceeds, had been capitalized in accordance with SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings", and did not result in charges in the statement of operations. This higher interest expense will continue throughout 2005. The net change was also impacted by lower other income items and higher interest income in the current period.

LIQUIDITY AND CAPITAL RESOURCES

Although the current three months ended March 31, 2005 resulted in a net loss of $2.7 million, we had significantly improved our financial condition in 2004 and 2003 by (1) reducing operating costs by consolidating operations and other cost reduction programs; (2) restructuring our debt obligations and entering into a new credit financing with Wells Fargo; and (3) selling our non-core domain assets and our MailWatch service line.

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

Interest Rate Risk - Interest rate risk refers to fluctuations in the value of a security resulting from changes in the general level of interest rates. Investments that are classified as cash and cash equivalents have original maturities of three months or less. Changes in the market's interest rates do not affect the value of these investments. In December 2004 we entered into a variable interest rate credit agreement with Wells Fargo that creates an interest rate risk for the Company on the $12 million Term Loan as well as the working capital advance of $950,000 drawn down on the facility in March 2005. The impact of this risk assuming the current amortization schedule of the outstanding Term Loan and a hypothetical shift of 1% in interest rates would be an increase or decrease, as applicable, in annual interest costs of $111,000 related to the Term Loan and the currently outstanding advance amount. The Company has considered the use of interest rate swaps and similar transactions to minimize this risk but has not entered into any such arrangements to date. The Company intends to continue to evaluate this risk and the cost and possible implementation of such arrangements in the future.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

In the last sentence of the first paragraph under the caption "WE HAVE INCURRED LOSSES FROM OPERATIONS IN PRIOR YEARS," the reference in the second to last sentence to "net loss of $2.5 million and a loss from operations of $2.8 million" is changed to "net loss of $2.7 million and a loss from operations of $2.6 million."

In the first sentence of the second paragraph under the caption "OUR CLASS A COMMON STOCK MAY BE SUBJECT TO DELISTING FROM THE NASDAQ NATIONAL MARKET.," the reference to "total stockholders' equity in the amount of $10.5 million as of March 31, 2005" is changed to "total stockholders' equity in the amount of $10.3 million as of March 31, 2005."

ITEM 4 CONTROLS AND PROCEDURES

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

     As required by Securities and Exchange Commission rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that, in light of the material weaknesses described below, as of March 31, 2005, the Company's disclosure controls and procedures were not effective.

     As a result of these control deficiencies, management performed additional procedures to ensure that the Company's condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. Accordingly, the Company believes that the financial statements included in the Company's quarterly report on this Form 10-Q/A fairly present in all material respects the Company's financial condition, results of operations and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States.

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

      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of the errors described in Note 2 to the condensed consolidated financial statements included in this report that underlie the restatement of its financial statements for the year ended December 31, 2004 and the quarter ended March 31, 2005, the Company identified the following material weaknesses in its internal control over financial reporting:

1. As of March 31, 2005, the Company did not have the appropriate level of expertise to properly calculate and review its accounting for income taxes in its foreign subsidiaries. Specifically, the Company estimated its UK subsidiaries' UK income tax liability based on information contained in its statutory reports. These reports incorrectly stated the amount of net operating losses for income tax purposes available to the UK subsidiaries as of December 31, 2003. The Company did not have the appropriate control procedures to determine the accuracy of the net operating loss information contained in the statutory reports. This control deficiency contributed to the restatement of the Company's consolidated financial statements at March 31, 2005 and for the three months then ended.

2. As of March 31, 2005, the Company did not maintain effective controls over the accounting for and review of certain accounts because it did not have adequate personnel with sufficient expertise and adequate review and reconciliation procedures to correctly account for these items in accordance with generally accepted accounting principles. These accounts included certain accrued expense liabilities, fixed assets, accumulated depreciation, currency translation gains and losses and related costs and expenses. This control deficiency contributed to the restatement of the Company's condensed consolidated financial statements for the three months ended March 31, 2005.

Changes in Internal Control Over Financial Reporting

     There were no changes to our internal control over financial reporting during the quarter ended March 31, 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During November 2005, we implemented the changes in our internal control over financial reporting described below in this Item 4 to address the identified material weaknesses in connection with the preparation of our restated financial statements included in this Amendment No. 1 to Form 10-Q for the three months ended March 31, 2005.

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


     Although we believe the steps taken to date have improved the design effectiveness of our control over the accounting for foreign income taxes, certain expense liabilities, currency translation gains and losses, fixed assets, depreciation expense and cost of revenues, we have not completed our review and testing of the corrective processes and procedures. Accordingly, we will continue to monitor the effectiveness of our internal controls over financial reporting relating to the review of our accounting for foreign income taxes, certain expense liabilities, currency translation gains and losses, fixed assets, depreciation expense and cost of revenues.

PART II OTHER INFORMATION

ITEM 6: EXHIBITS

The following exhibits are filed as part of this report:

Exhibit 31.1    Rule 13a-14(a)/15d-14(a) Certification of the Chief
                Executive Officer

Exhibit 31.2    Rule 13a-14(a)/15d-14(a) Certification of Chief Financial
                Officer

Exhibit 32.1    Section 1350 Certification of the Chief Executive Officer

Exhibit 32.2    Section 1350 Certification of the Chief Financial Officer

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Quarterly Report on Form 10-Q/A to be signed on its behalf by the undersigned thereto duly authorized.

                                    EasyLink Services Corporation


                                    /s/ Michael A. Doyle
                                    ------------------------------------------
                                    Michael A. Doyle
                                    Vice President and Chief Financial Officer

December 5, 2005

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