Form 10-Q
period 2005-06-30
EASYLINK SERVICES CORP
filed 2005-12-15
CIK 1081661

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-26371

                         EASYLINK SERVICES CORPORATION
               (Exact Name of Registrant as Specified in Charter)

           Delaware                                    13-3787073
 (State or other Jurisdiction of                     (I.R.S. Employer
  Incorporation or Organization)                     Identification No.)

           33 Knightsbridge Road, Piscataway, NJ            08854
          (Address of Principal Executive Office)          (Zip Code)

                                 (732) 652-3500
               (Registrant's Telephone Number Including Area Code)

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes || No |X|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

Common stock outstanding at November 30, 2005: Class A common stock $0.01 par value 45,187,539 shares.

                          EASYLINK SERVICES CORPORATION
                                  JUNE 30, 2005
                                    FORM 10-Q
                                      INDEX

                                                                                               Page
                                                                                              Number
                                                                                              ------
PART I:  FINANCIAL INFORMATION

Item 1:  Condensed Consolidated Financial Statements:

           Condensed Consolidated Balance Sheets as of June 30,
           2005 (unaudited) and December 31, 2004 (restated)....................................3

           Unaudited Condensed Consolidated Statements of Operations for the
           three months ended June 30, 2005 and 2004 (restated).................................4

           Unaudited Condensed Consolidated Statements of Operations for the
           six months ended June 30, 2005 and 2004 (restated) ..................................5

           Unaudited Condensed Consolidated Statements of Cash Flows for the
           six months ended June 30, 2005 and 2004 (restated)...................................6

           Notes to Unaudited Interim Condensed Consolidated Financial
           Statements...........................................................................8

Item 2:    Management's Discussion and Analysis of Financial Condition and
           Results of Operations.............................................................. 14

Item 3:    Qualitative and Quantitative Disclosure about Market Risk.......................... 19

Item 4:    Controls and Procedures............................................................ 33

PART II: OTHER INFORMATION

Item 1:    Legal Proceedings.................................................................. 36

Item 2:    Changes in Securities and Use of Proceeds.......................................... 36

Item 4:    Submission of Matters to a Vote of Security Holders................................ 37

Item 5:    Other Information.................................................................. 37

Item 6:    Exhibits........................................................................... 38


Signatures.................................................................................... 39

                          EasyLink Services Corporation
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)
                                   (Unaudited)

                                                                                June 30,   December 31,
                                                                                  2005         2004
                                                                                --------     --------
                                                                                            (restated)
                                     ASSETS

Current assets:
Cash and cash equivalents..................................................       $7,072      $12,216
Marketable securities......................................................        1,490        2,023
Accounts receivable, net of allowance for doubtful accounts of $3,186 and
$3,950 as of June 30, 2005 and December 31, 2004, respectively.............       12,611       11,883
Prepaid expenses and other current assets..................................        2,745        2,841
                                                                                --------     --------
Total current assets.......................................................       23,918       28,963

Property and equipment, net................................................        9,520        8,071
Goodwill, net..............................................................        6,266        6,266
Other intangible assets, net...............................................        7,413        8,596
Other assets...............................................................          484          768
                                                                                --------     --------

Total assets...............................................................      $47,601      $52,664
                                                                                ========     ========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable...........................................................       $8,155       $7,733
Accrued expenses...........................................................       11,971       14,709
Current portion of loans and notes payable.................................        3,350        3,825
Other current liabilities..................................................        1,794        2,199
Net liabilities of discontinued operations.................................          928          528
                                                                                --------     --------
Total current liabilities..................................................       26,198       28,994

Loans and notes payable, less current portion..............................        8,400        9,600
Other long term liabilities................................................        2,037        1,100
                                                                                --------     --------
Total liabilities..........................................................       36,635       39,694
                                                                                --------     --------

Stockholders' equity:
Common stock:
Class A--500,000,000 shares authorized at June 30, 2005 and December 31, 2004,
44,525,512 and 44,174,459 shares issued and outstanding at
June 30, 2005 and December 31, 2004, respectively..........................          446          441
Additional paid-in capital.................................................      553,756      553,420
Accumulated other comprehensive loss.......................................         (606)        (238)
Accumulated deficit........................................................     (542,630)    (540,653)
                                                                                --------     --------
Total stockholders' equity.................................................       10,966       12,970
                                                                                --------     --------

Commitments and contingencies

Total liabilities and stockholders' equity.................................      $47,601      $52,664
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

                          EasyLink Services Corporation
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)
                                   (unaudited)

                                                                               Three Months Ended June 30,
                                                                               ---------------------------
                                                                                              (restated)
                                                                                  2005           2004
                                                                                 -------      -------

Revenues...................................................................      $20,070      $24,053

Cost of revenues...........................................................        6,986        9,501
                                                                                 -------      -------

Gross profit...............................................................       13,084       14,552
                                                                                 -------      -------

Operating expenses:

Sales and marketing........................................................        4,865        4,749
General and administrative.................................................        4,574        5,699
Product development........................................................        1,698        1,648
Amortization of intangible assets..........................................          517          517
                                                                                 -------      -------
                                                                                  11,654       12,613

Income from operations.....................................................        1,430        1,939
                                                                                 -------        -----

Other income (expense), net:
Interest income............................................................           28            8
Interest expense...........................................................         (335)        (121)
Other, net.................................................................          (67)        (117)
                                                                                  -------     --------

Total other income (expense), net..........................................         (374)        (230)
                                                                                 -------      -------

Income before income taxes.................................................        1,056        1,709

Provision for income taxes.................................................          290          160
                                                                                 -------      -------

Net income.................................................................        $ 766       $1,549
                                                                                 =======      =======

Basic and diluted net income per share.....................................        $0.02        $0.03
                                                                                 =======      =======

Weighted-average basic shares outstanding..................................   44,466,419   44,063,679
                                                                              ==========   ==========

Weighted-average diluted shares outstanding................................   44,665,264   45,098,034
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

                          EasyLink Services Corporation
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)
                                   (unaudited)

                                                                              Six Months Ended June 30,
                                                                              -------------------------

                                                                                               restated
                                                                                  2005           2004
                                                                                --------      -------
Revenues...................................................................      $40,448      $48,390

Cost of revenues...........................................................       14,756       19,477
                                                                                --------      -------

Gross profit...............................................................       25,692       28,913
                                                                                --------      -------

Operating expenses:
Sales and marketing........................................................        9,994        9,280
General and administrative.................................................       10,184       12,101
Product development........................................................        3,398        3,358
Separation agreement costs.................................................        2,312           --
Amortization of intangible assets..........................................        1,035        1,033
                                                                                --------      -------
                                                                                  26,923       25,772
                                                                                --------      -------

Income (loss) from operations..............................................       (1,231)       3,141
                                                                                --------      -------

Other income (expense), net:
Interest income............................................................           53           18
Interest expense...........................................................         (658)        (251)
Other, net.................................................................          (36)           16
                                                                                --------      -------

Total other income (expense), net..........................................         (641)        (217)
                                                                                --------      -------

Income (loss) before income taxes..........................................       (1,872)       2,924

Provision for income taxes.................................................          105          215
                                                                                --------      -------

Net income (loss)..........................................................      $(1,977)      $2,709
                                                                                ========      =======

Basic and diluted net income (loss) per share..............................      $(0.04)        $0.06
                                                                                ========      =======

Weighted-average basic shares outstanding..................................   44,353,992   43,963,203
                                                                              ==========   ==========

Weighted-average diluted shares outstanding................................   44,353,992   44,603,688
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

                         EasyLink Services Corporation
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (unaudited)


                                                                            Six Months Ended June 30,
                                                                         --------------------------------
                                                                                            (restated)
                                                                            2005              2004
                                                                         ---------           ------
Cash flows from operating activities:
Net income (loss)                                                        $  (1,977)         $ 2,709
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
     Depreciation                                                            1,715            2,954
     Amortization of intangible assets                                       1,182            1,355
     Provision for doubtful accounts                                          (139)             273
     Issuance of shares as matching contributions to employee
          benefit plans                                                        247              246
     Other                                                                      73              192
Changes in operating assets and liabilities:
     Accounts receivable, net                                                 (589)             208
     Prepaid expenses and other current assets                                 336             (481)
     Accounts payable, accrued expenses and other liabilities               (1,596)          (4,912)
                                                                         ---------           ------

Net cash (used in) provided by operating activities                           (748)           2,544
                                                                         ---------           ------

Cash flows from investing activities:
Purchases of property and equipment, including capitalized software         (3,089)          (1,085)
                                                                         ---------           ------

Net cash used in investing activities                                       (3,089)          (1,085)
                                                                         ---------           ------

Cash flows from financing activities:
Proceeds of bank loan advances                                                 950             ----
Payments under capital lease obligations                                      (271)            (109)
Proceeds from issuance of stock                                                 96               24
Principal payments of notes payable                                         (2,625)          (1,289)
Payments of capitalized interest                                               ---             (516)
                                                                         ---------           ------

Net cash used in financing activities                                       (1,850)          (1,890)
                                                                         ---------           ------
Effect of foreign exchange rate changes
   on cash and cash equivalents                                                143             (131)
                                                                         ---------           ------

Cash provided by (used in) discontinued operations                             400             (300)
                                                                         ---------           ------

Net decrease in cash and cash equivalents                                   (5,144)            (862)

Cash and cash equivalents at beginning of the period                        12,216            6,623
                                                                         ---------           ------

Cash and cash equivalents at the end of the period                       $   7,072           $5,761
                                                                         =========           ======

Supplemental disclosure of cash flow information:
Cash paid for interest                                                   $     290           $  307
Net cash paid for taxes                                                  $     134           $   11
Purchase of property, plant and equipment through
capital lease obligations                                                $      91            $ 488

Supplemental disclosure of non-cash information:

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

(b) Unaudited Interim Condensed Consolidated Financial Information

The accompanying interim condensed consolidated financial statements as of June 30, 2005 and for the three and six month periods ended June 30, 2005 and 2004 have been prepared by the Company and are unaudited. In the opinion of management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the consolidated financial position of EasyLink Services as of June 30, 2005 and the consolidated results of operations and cash flows for the interim periods ended June 30, 2005 and 2004. The results of operations for any interim period are not necessarily indicative of the results of operations for any other future interim period or for a full fiscal year. The condensed consolidated balance sheet at December 31, 2004 has been derived from audited consolidated financial statements at that date.

For each of the years ended December 31, 2004 and 2003, the Company received a report from its former registered public accountants containing an explanatory paragraph stating that the Company has a working capital deficiency and an accumulated deficit that raises substantial doubt about the Company's ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management believes the Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required and ultimately to achieve continued profitable operations.

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

The net liabilities of WORLD.com, a wholly owned subsidiary, and its majority owned subsidiaries, are reported as discontinued operations in the consolidated balance sheets as of June 30, 2005 and December 31, 2004 as a result of the sale and discontinuance of the operations of this business in 2001.

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

(e) Marketable Securities

All of the Company's marketable securities are classified as available-for-sale securities. Accordingly, net unrealized gains as of December 31, 2004 are reflected as a separate component of stockholders' equity. As of June 30, 2005, the net unrealized loss on marketable securities amounting to $15,000 is included in other income (expense) as the decline in market value below original cost was deemed to be other than temporary.

(f) Revenue Recognition

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

(g) Financial Instruments and Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash, cash equivalents, accounts receivable, notes payable and convertible notes payable. At June 30, 2005 and December 31, 2004, the fair value of cash, cash equivalents, and accounts receivable approximated their financial statement carrying amount because of the short-term maturity of these instruments. The recorded values of notes payable and convertible notes payable approximate their fair values, as interest approximates market rates with the exception of the Convertible Subordinated Notes payable with a carrying value of $1.4 million at December 31, 2004. However, as these notes were paid on their maturity date of February 1, 2005, management estimated that their fair value approximated their carrying value at December 31, 2004.

Credit is extended to customers based on the evaluation of their financial condition and collateral is not required. The Company performs ongoing credit assessments of its customers and maintains an allowance for doubtful accounts. No single customer exceeded 10% of total revenues for the three and six month periods ended June 30, 2005 and 2004 and no account receivable from a single customer exceeded 10% of total accounts receivable as of June 30, 2005 and December 31, 2004. Revenues from the Company's five largest customers accounted for an aggregate 12% of the Company's total revenues for the three and six months ended June 30, 2005 and 2004.

(h) Basic and Diluted Net Income (Loss) Per Share

Net income (loss) per share is presented in accordance with the provisions of SFAS No. 128, "Earnings Per Share", and the Securities and Exchange Commission Staff Accounting Bulletin No. 98. Under SFAS No. 128, basic Earnings per Share ("EPS") excludes dilution for common stock equivalents and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. Diluted net income per share for the three months ended June 30, 2005 includes the effect of employee stock options to purchase
1.3 million shares. Options to purchase an additional 3.5 million shares are excluded from the calculation as they are anti-dilutive for the period. Diluted net loss for the six months ended June 30, 2005 excludes all common stock equivalents as they are anti-dilutive for that period. Diluted net income per share for the three and six month periods ended June 30, 2004 include the effect of employee options to purchase 3.5 million shares of common stock.

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

($ in thousands, except per share amounts)                      For the three months         For the six months
                                                                   ended June 30,                ended June 30,
                                                               -----------------------     -----------------------
                                                                 2005          2004           2005          2004
                                                               ---------     ---------     ---------     ---------
                                                                             restated                     restated
Net income (loss):
Net income (loss), as reported ............................    $     766     $   1,549     $  (1,977)    $   2,709
Deduct: total stock based employee compensation
determined under the fair value method for all
awards, net of tax ........................................         (161)         (667)         (311)       (2,437)
                                                               ---------     ---------     ---------     ---------

Pro forma net income (loss) ...............................    $     605     $     882     $  (2,288)    $     272
                                                               =========     =========     =========     =========

Basic and diluted net income (loss) per share:
Net income (loss) per share, as reported ..................    $    0.02     $    0.03     $   (0.04)    $    0.06
Deduct: total stock based employee compensation
determined under the fair value method for all
awards, net of tax ........................................        (0.01)        (0.01)        (0.01)        (0.05)
                                                               ---------     ---------     ---------     ---------
Pro forma net income (loss) per share .....................    $    0.01     $    0.02     ($   0.05)    $    0.01
                                                               =========     =========     =========     =========

The resulting effect on the pro forma net income (loss) disclosed for the three and six month periods ended June 30, 2005 and 2004 is not likely to be representative of the effects on the net income (loss) on a pro forma basis in future years, because the pro forma results include only the impact of grants issued to date and related vesting, while subsequent years will include additional grants and vesting. For purposes of pro-forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period.

(j) Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS 123 (revised 2004), "Share-Based Payment" (SFAS 123(R)) which replaces SFAS 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees. Among other items, SFAS 123(R) eliminates the use of APB 25 and the intrinsic method of accounting, and requires all share-based payments, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS 123(R) is effective for public companies beginning with the first annual period that begins after June 15, 2005. Accordingly, the Company will adopt SFAS 123(R) in 2006 and in accordance with its provisions will recognize compensation expense for all share-based payments and employee stock options based on the grant-date fair value of those awards. While the Company currently provides the pro forma disclosures required by SFAS No. 148, "Accounting for Stock- Based Compensation -Transition and Disclosure," on a quarterly basis (See Note i - "Stock-Based Compensation"), it is currently evaluating the impact this statement will have on its consolidated financial statements.

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

(k) Certain amounts in the balance sheet as of December 31, 2004 have been reclassified to conform to the presentation as of June 30, 2005. Amounts at December 31, 2004 representing balances due to former customers and amounts due to foreign government telecommunications authorities and telex carriers, which were previously classified with accounts receivable, have been reclassified to accounts payable or accrued expenses.

(2) RESTATEMENT OF FINANCIAL STATEMENTS

The Company restated its previously issued financial statements for the year ended December 31, 2004, for each quarter in 2004, and for the quarter ended March 31, 2005. The Company's determination to restate these previously issued financial statements and the impact of the restatement on the statement of operations for the three and six month periods ended June 30, 2004 included the following items:

    1. The liability for telecommunications services costs of the Company's United Kingdom subsidiary was overstated. The Company revised its methodology to more accurately estimate its liability resulting in decreases in cost of service amounting to $263,000 and $613,000 for the three and six month periods ended June 30, 2004, respectively.

    2. The Company has determined that it did not properly account for certain equipment purchased in prior years. As a result, the Company recorded $19,000 and $38,000 in additional depreciation expense in the three and six month periods ended June 30, 2004 respectively.

    3. The Company incorrectly calculated the net operating loss carry forwards of its United Kingdom subsidiaries as of December 31, 2003 resulting in the over-accrual of foreign income taxes of $10,000 for the three months ended June 30, 2004 and the under-accrual of foreign income taxes of $15,000 for the six months ended June 30, 2004.

    4. The restatement also includes the recording of adjustments in prior periods that were not recorded in these periods because, in each case and in the aggregate, the amount of these errors was not material to the Company's consolidated financial statements.

The following schedule shows the impact of the restatement on the relevant captions from the Company's condensed consolidated financial statements for the three and six month periods ended June 30, 2004.

                                              Three months ended                     Six months ended
                                       ----------------------------------    ---------------------------------
                                       As Previously                         As Previously
                                         Reported          As Restated         Reported          As Restated
                                          --------           --------          --------            --------
Revenues                                  $ 24,053           $ 24,053          $ 48,390            $ 48,390
Cost of revenues                             9,764              9,501            20,090              19,477
                                          --------           --------          --------            --------

Gross profit                                14,289             14,552            28,300              28,913

Operating expenses
 General and admin                           5,681              5,699            12,064              12,102
 Other expenses                              6,914              6,914            13,671              13,671
                                          --------           --------          --------            --------
                                            12,595             12,613            25,735              25,772
                                          --------           --------          --------            --------

Income from operations                       1,694              1,939             2,565               3,141

Other income(expense), net                    (230)              (230)             (217)               (217)
                                          --------           --------          --------            --------

Income before income taxes                   1,464              1,709             2,348               2,924

Provision for income taxes                     170                160               200                 215
                                          --------           --------          --------            --------

Net income                                $  1,294           $  1,549          $  2,148            $  2,709
                                          ========           ========          ========            ========

Basic net income per share                $   0.03           $   0.03          $   0.05            $   0.06
                                          ========           ========          ========            ========

Diluted net income per
share                                     $   0.03           $   0.03          $   0.05            $   0.06
                                          ========           ========          ========            ========

(3) CARRIER SETTLEMENT AGREEMENT

In November 2005, the Company entered into a Settlement Agreement with MCI WorldCom ("MCI")(the "MCI Settlement") related to certain accounts receivable and accounts payable balances with MCI that were outstanding prior to MCI's bankruptcy filing in 2002. The agreement also included a settlement of claims made by the Company that MCI had charged, and the Company had paid, amounts for telecommunications services from MCI in excess of the contracted rates prior to the bankruptcy filing. As a result of the settlement, the Company recorded a $110,000 reduction of its bad debt expense representing the recovery of the accounts receivable balance from MCI and recorded a reduction in its cost of service for $540,000 representing the recovery of charges stemming from its claim of excess telecommunication charges by MCI in the quarter ended June 30, 2005.

(4) LOANS AND NOTES PAYABLE

Loans and notes payable include the following, in thousands:

                                                               June 30, 2005        Dec 31, 2004
                                                               -------------        ------------
Term loan payable                                                 $10,800             $12,000

Advances                                                              950                  --

7% Convertible Subordinated Notes due February 1, 2005                 --               1,425
                                                                   ------               -----

Total loans and notes payable                                      11,750              13,425

Less current portion                                                3,350               3,825
                                                                   ------               -----

Non current portion                                                $8,400              $9,600
                                                                   ======              ======

The Term loan payable is part of a $15 million credit facility entered into by the Company with Wells Fargo Foothill, Inc. (a subsidiary of Wells Fargo Bank). The Term loan is payable monthly over 60 months with interest payable monthly at the rate of 3.75% over the Wells Fargo prime rate, which was 6.25% as of June 30, 2005. As part of the credit facility the Company can also draw down working capital advances up to $7.5 million based on certain circumstances and within certain specified limitations. As of June 30, 2005, the Company had $950,000 of advances outstanding under the credit facility. The advances bear interest at the rate of 0.75% over the Wells Fargo Bank prime rate. The credit facility includes certain affirmative and restrictive covenants, including maintenance of quarterly levels of EBITDA. On March 31, 2005, the Company entered into an amendment of the credit agreement whereby it can exclude severance charges related to the Separation agreement with Mr. George Abi Zeid of up to $2.5 million from the calculation of EBITDA for covenant compliance purposes.

(5) SEPARATION AGREEMENT

In January 2005, the Company entered into a Separation Agreement with George Abi Zeid, its former President of the International division, wherein Mr. Abi Zeid resigned as an officer and director of the Company. Under the agreement, the Company agreed to pay Mr. Abi Zeid $240,000 as a severance payment on the effective date of his resignation and $1,960,000 in equal installments over three years in consideration of the non-compete and other covenants contained in the agreement. In connection with the agreement, the Company also agreed to pay $200,000 of severance payments to two other former employees of the Company. As of June 30, 2005 $558,000 related to the agreement is included in accrued expenses and $982,000 is included in other long term liabilities.

(6) INCOME TAXES

The Company recorded a provision for Federal, state and Foreign income taxes in the three and six month periods ended June 30, 2005 and 2004 based on anticipated effective tax rates for the respective full year. The effective rate varies from standard tax rates primarily due to the utilization of available net operating loss carry forwards for Federal and certain state income tax purposes.

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

(7) STOCKHOLDERS' EQUITY

Common Stock

During the six months ended June 30, 2005 the Company issued 220,553 shares of Class A common stock valued at approximately $247,000 in connection with matching contributions to its 401(k) plan and 130,500 shares of Class A common stock valued at approximately $96,000 in connection with the exercise of employee stock options.

Accumulated other comprehensive loss

The Company's comprehensive loss as of June 30, 2005 is comprised of net income
(loss), unrealized holding gains on marketable securities and cumulative foreign currency translation gains (losses). Comprehensive loss for the three and six month periods ended June 30, 2005 and 2004 was as follows:

                                    Three months ended               Six months ended
                                         June 30,                         June 30,
                                    -------------------             -----------------

                                    2005          2004               2005        2004
                                    ----          ----               ----        ----
Net income (loss)                  $ 766         $1,549            $ (1,977)   $2,709
Unrealized holding losses on
 marketable securities              (388)            --                (520)       --
Foreign currency translation         126            (39)                151      (143)
                                   -----         ------            --------    ------
Comprehensive income (loss)        $ 504         $1,510            $ (2,346)   $2,566
                                   =====         ======            ========    ======

(8) COMMITMENTS AND CONTINGENCIES

Master Carrier Agreement

In April 2004, the Company entered into a Data Service Terms and Pricing attachment ("MCA Attachment") to its Master Carrier Agreement with AT&T for the purchase of private line and satellite services. Under the MCA Attachment, the term was for a minimum of 18 months with an option by the Company to extend the term for an additional 12 months. Under the MCA Attachment, the Company had a minimum purchase commitment for services equal to $3.6 million during the initial 18 month period. Similar to the original agreement, if the Company terminated the MCA Attachment prior to the end of the term or AT&T terminated the services for the Company's breach, the Company was required to pay to AT&T a termination charge equal to 50% of the unsatisfied minimum purchase commitment for the remaining portion of the term. Under a separate agreement for switched services from AT&T, the Company had an annual commitment of $120,000 per year through September 2006. The Company complied with the commitment through the annual period ended September 2004.

In July 2005, the Company entered into a new Master Carrier Agreement (the "2005 MCA") with AT&T for the purchase of all services superceding the agreement described above. Under the 2005 MCA the Company has a minimum purchase commitment of $5 million over the two year term of the agreement. The 2005 MCA also contains the same termination charge of 50% of the unsatisfied minimum purchase commitment.

Other Telecommunication Services

The Company has committed to purchase from MCI Worldcom a minimum of $900,000 per year in other telecommunication services for two years through March 2007.

Legal Proceedings

Subsequent to June 30, 2005 a former Turkish-based reseller of the Company filed a complaint against the Company in New York alleging breach of contract and other actions by the Company and seeking compensatory and punitive damages. The Company believes the allegations are without merit and intends to defend the complaint vigorously.

(9) SUBSEQUENT EVENTS

Sale of domain names repurchase rights

In August 2005, the Company entered into an agreement to terminate its option to purchase back the internet domain names it sold to its former Chairman in December 2004 and to terminate its right to receive a share of the revenues from the domain names for four years under the original agreement. The total consideration amounted to $2 million consisting of $700,000 in cash, a $1,130,000 non-interest bearing note and cancellation of $170,000 in severance payments due to the former Chairman. The transaction resulted in a gain of $1,907,000 after recording the note payable at its estimated fair value which will be recorded in the quarter ended September 30, 2005.

Sale of fax businesses in Singapore and Malaysia

In September 2005, the Company entered into two separate agreements for the sale of its fax businesses, including the customer bases and customer premise equipment, in Singapore and Malaysia. Consideration for the sales are based on future revenues and net of future costs for the Malaysia transaction. Because of the contingent nature of the proceeds, the Company will record these amounts as received. In the quarter ended September 30, 2005 the Company will record a loss on the sales of approximately $250,000 representing the net book value of the businesses at the date of sale.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this quarterly report.

The condensed consolidated financial statements included herein have been prepared assuming that the Company will continue as a going concern. The Company's former registered public accountants have included an explanatory paragraph in their audit report accompanying the 2004 consolidated financial statements. The explanatory paragraph states that the Company has a working capital deficiency and an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 1(b) to the Company's consolidated financial statements contained in the Company's Form 10-K/A filed with the Securities and Exchange Commission on December 8, 2005. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

OPERATING RESULTS

For the six months ended June 30, 2005, we reported a net loss of $2.0 million. The current period's results include a charge of $2.3 million before income taxes related to the George Abi Zeid Separation Agreement and $650,000 in reduced costs and expenses from the MCI Settlement. In comparing the results for the six months ended June 30, 2005 to the six months ended June 30, 2004, revenues were down by $7.9 million with a resulting lower gross margin of $3.2 million. Although we increased sales and marketing spending to promote and sell our newer Transaction Management Services by $714,000 in the 2005 period as compared to 2004, reductions in general and administrative costs of $1.9 million more than offset that impact. Our operating results had improved throughout 2004 even though revenues declined in comparison to prior years and for the current quarter ended June 30, 2005 we reported net income of $766,000 (including the impact of the MCI Settlement net of income taxes of $466,000).

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2004

REVENUES

For the quarter ended June 30, 2005 total revenues were $20.1 million in comparison to $24.1 million for the same period in 2004. As detailed in the schedule below the decline in revenue is attributable to (1) lower revenues in our Transaction Delivery Services amounting to $3.9 million or 19% and (2) $1.0 million in lower MailWatch revenues as a result of the sale of this service line as of July 31, 2004. These declines were partially offset by increased revenues in our Transaction Management Services of $0.9 million representing 30% growth over 2004.

                                                                         Change
                                                                   ---------------------
                                       2005          2004             $            %
                                      -------       -------        -------       -------
Transaction Management Services        $4,001        $3,077           $924          30%
Transaction Delivery Services          16,069        19,948        (3,879)         (19)%
MailWatch                                  --         1,028        (1,028)
                                      -------       -------        -------
                                      $20,070       $24,053       $(3,983)         (17)%

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

COST OF REVENUES

Cost of revenues for the three months ended June 30, 2005 decreased to $7.0 million from $9.5 million in the same period of 2004. As a percentage of revenues these costs decreased to 35% in 2005 as compared to 40% in 2004. The 2005 costs are net of $540,000, or 3% of revenues, from the MCI Settlement.
Cost of revenue reflects a decrease in costs as a percentage of revenue as a result of lower expenses for most items in this cost category including lower depreciation charges, savings from continuing cost reduction programs in network operations, lower telecom rates, favorable settlement dispute, reductions in facilities, including reducing the number of circuits, and reduced variable telecom charges consistent with reduced customer volumes.

Cost of revenues consists primarily of costs incurred in the delivery and support of our services, including depreciation of equipment used in our computer systems, software license costs, tele-housing costs, the cost of telecommunications services including local access charges, leased network backbone circuit costs, toll-free number and usage charges and long distance domestic and international termination charges, and personnel costs associated with our systems and databases.

SALES AND MARKETING EXPENSES

Sales and marketing expenses increased to $4.9 million in the three months ended June 30, 2005 from $4.7 million in the same period of 2004. The increased expense relates to our increased staff and promotional program spending to expand Transaction Management services. We expect these expenses to continue at the increased levels throughout 2005 and for total sales and marketing costs to be higher than that of 2004.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $4.6 million in the three months ended June 30, 2005 as compared to $5.7 million in the same period of 2004. We anticipate general and administrative expenses in total for the balance of 2005 to be comparable to the results for the three months ended June 30, 2005. These expenses include all costs for our executive, finance and accounting, customer billing and support, human resources and other headquarters office functions. Bad debt expenses, legal and accounting fees, insurance and office rent are other significant costs included in this category.

PRODUCT DEVELOPMENT EXPENSES

Product development costs, which consist primarily of personnel and consultants' time and expense to research, conceptualize, and test product launches and enhancements to our products, were $1.7 million for the three months ended June 30, 2005 and 2004. We anticipate that spending for product development will be comparable to this level throughout 2005 as a result of our efforts to expand the development of the new Transaction Management services.

OTHER INCOME (EXPENSE), NET

Other income (expense), net was a net other expense of $374,000 in the three months ended June 30, 2005 as compared to a net other expense of $230,000 during the same period of 2004. The increase of net expense was largely due to increased interest expense in the current three months from the new Wells Fargo Term Loan obtained in December 2004. Interest on the Company's previously outstanding debt, paid off with the Wells Fargo loan proceeds, had been capitalized in accordance with SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings", and did not result in charges in the statement of operations. This higher interest expense will continue throughout 2005. The net change was also impacted by higher interest income and a favorable net change in other, net items in the current period.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2004

REVENUES

For the six months ended June 30, 2005 total revenues were $40.4 million in comparison to $48.4 million for the same period in 2004. As detailed in the schedule below the decline in revenue is attributable to (1) lower revenues in our Transaction Delivery Services amounting to $7.8 million or 19% and (2) $2.0 million in lower MailWatch revenues as a result of the sale of this service line as of July 31, 2004. These declines were partially offset by increased revenues in our Transaction Management Services of $1.9 million representing 32% growth over 2004.

                                                                                    Change
                                                                             --------------------
                                                  2005          2004              $        %
                                                 -------       -------       --------    --------
Transaction Management Services                   $7,704        $5,848         $1,856          32%
Transaction Delivery Services                     32,744        40,500        (7,756)         (19)%
MailWatch                                             --         2,042        (2,042)
                                                 -------       -------       --------
                                                 $40,448       $48,390       $(7,942)         (16)%

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

COST OF REVENUES

Cost of revenues for the six months ended June 30, 2005 decreased to $14.8 million from $19.5 million in the same period of 2004. As a percentage of revenues these costs decreased to 36% in 2005 as compared to 40% in 2004. The costs for the 2005 period are net of $540,000, or 1% of revenues, from the MCI Settlement. Cost of revenue reflects a decrease in costs as a percentage of revenue as a result of lower expenses for most items in this cost category including lower depreciation charges, savings from continuing cost reduction programs in network operations, lower telecom rates, favorable settlement dispute, reductions in facilities, including reducing the number of circuits, and reduced variable telecom charges consistent with reduced customer volumes.

Cost of revenues consists primarily of costs incurred in the delivery and support of our services, including depreciation of equipment used in our computer systems, software license costs, tele-housing costs, the cost of telecommunications services including local access charges, leased network backbone circuit costs, toll-free number and usage charges and long distance domestic and international termination charges, and personnel costs associated with our systems and databases.

SALES AND MARKETING EXPENSES

Sales and marketing expenses increased to $10.0 million in the six months ended June 30, 2005 from $9.3 million in the same period of 2004. The increased expense relates to our increased staff and promotional program spending to expand Transaction Management services.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $10.2 million in the six months ended June 30, 2005 as compared to $12.1 million in the same period of 2004. These expenses include all costs for our executive, finance and accounting, customer billing and support, human resources and other headquarters office functions. Bad debt expenses, legal and accounting fees, insurance and office rent are other significant costs included in this category.

PRODUCT DEVELOPMENT EXPENSES

Product development costs, which consist primarily of personnel and consultants' time and expense to research, conceptualize, and test product launches and enhancements to our products, were $3.4 million for the six months ended June 30, 2005 and 2004.

OTHER INCOME (EXPENSE), NET

Other income (expense), net was a net other expense of $641,000 in the six months ended June 30, 2005 as compared to a net other expense of $217,000 during the same period of 2004. The increase of net expense was largely due to increased interest expense in the current three months from the new Wells Fargo Term Loan obtained in December 2004. Interest on the Company's previously outstanding debt, paid off with the Wells Fargo loan proceeds, had been capitalized in accordance with SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings", and did not result in charges in the statement of operations.

LIQUIDITY AND CAPITAL RESOURCES

In 2004 and 2003 we had significantly improved our financial condition by (1) reducing operating costs through the consolidation of operations and other cost reduction programs; (2) restructuring our debt obligations and entering into a new credit financing with Wells Fargo; and (3) selling our non-core domain assets and our MailWatch service line.

In December 2004 we entered into an agreement with Wells Fargo Foothill, Inc., a subsidiary of Wells Fargo, for a credit facility of $15 million, including a $12 million term loan. In December 2004, we used $9.5 million of the proceeds from the term loan to pay off all our secured debt, which included a scheduled balloon payment of $5.8 million in June 2006, and in February 2005 we used an additional $1.4 million of proceeds to pay off subordinated debt in February 2005. The Wells Fargo term loan is repayable at $200,000 per month for 60 months although there are mandatory prepayments under certain conditions. The credit facility also provides for other advances of $3 million initially, but increasing to $7.5 million upon our meeting certain conditions. We borrowed approximately $1 million of advances in March 2005 for working capital purposes. The covenants of the credit facility restrict the amount of our capital expenditures to $6.0 million in 2005 and $4.0 million per year thereafter. The credit facility also requires that our operations have minimum EBITDA results on a quarterly and annual basis. Failure to comply with these minimum requirements could result in the acceleration of the payment of the term loan as well as any future revolving credit advances made under the agreement. The credit facility also restricts the incurrence of indebtedness. The Company was in compliance with the capital expenditures and EBITDA covenants through June 30, 2005 and September 30, 2005, but currently expects that it may not be in compliance with the EBITDA covenant, as revised, as of December 31, 2005. The Company will request Wells Fargo to modify or waive the EBITDA covenant for the period through December 31, 2005, as necessary, in order to maintain compliance.

For the six months ended June 30, 2005, our cash and cash equivalent balances decreased by $5.1 million as a result of the following:

    (1)  $748,000 was used in operations.
    (2) $3.1 million was used in investing activities, largely related to the purchase of equipment for our new network facility in Piscataway, NJ. Capital spending for this project will continue throughout the balance of 2005 but at reduced levels with completion by December 31, 2005.
    (3) $1.9 million was used in financing activities representing $2.6 million in long term debt repayments net of $950,000 in advances drawn down from our credit facility with Wells Fargo and $175,000 in other items. Repayments of long term debt for the balance of 2005 will amount to $1.2 million.
    (4) Other favorable changes of $543,000, including $400,000 related to discontinued operations upon the reversal of a previous legal decision against us.

We believe our current cash and cash equivalent balances, the availability of funds under the credit facility and cash from operations will provide adequate funds for operating and other planned expenditures and debt service, including the expansion of our sales and marketing force and our capital spending programs, for at least the next twelve months.

For each of the years ended December 31, 2004 and 2003, we received a report from our former registered public accountants containing an explanatory paragraph stating that we have a working capital deficiency and an accumulated deficit that raises substantial doubt about our ability to continue as a going concern. Management's plans in regard to this matter are described in Note 1(b) to our annual consolidated financial statements. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. If the Company's cash flow is not sufficient, we may need additional financing to meet our debt service and other cash requirements. However, if we are unable to raise additional financing, restructure or settle additional outstanding debt or generate sufficient cash flow, we may be unable to continue as a going concern. Management believes the Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, and to maintain profitable operations. Throughout 2002, 2003 and 2004, management improved the Company's operations through cost reductions resulting in net cash from operations of $2.2 million, $7.7 million and $6.0 million, respectively, for those years. During those years, the Company reduced its working capital deficit to $19.6 million at year end 2002, to $11.8 million at year end 2003 and to $31,000 at year end 2004. During 2003, the Company reduced its debt by $63.0 million. In December, 2004, the Company refinanced its remaining secured debt through a new credit facility with Wells Fargo Foothill, Inc. In 2005, management is continuing the process of further reducing telecommunications and network-related operating costs and general and administrative expenses while increasing its sales and marketing efforts in order to increase revenues in future periods. There can be no assurance that the Company will be successful in these efforts.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS 123 (revised 2004), "Share-Based Payment" (SFAS 123(R)) which replaces SFAS 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees. Among other items, SFAS 123(R) eliminates the use of APB 25 and the intrinsic method of accounting, and requires all share-based payments, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS 123(R) is effective for public companies beginning with the first interim period that begins after June 15, 2005. The adoption date was effectively changed to the first annual period starting after June 15, 2005 by the Securities and Exchange Commission. As a result, the Company will adopt SFAS 123(R) in 2006 and in accordance with its provisions will recognize compensation expense for all share-based payments and employee stock options based on the grant-date fair value of those awards. The Company is currently evaluating the impact of the statement on its financial statements. See Note 1 (h) for the proforma effect of SFAS 123 on the reported net income (loss) for the three and six month periods ended June 30, 2005 and 2004.

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

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk, primarily from fluctuations in foreign exchange rates, credit risk and interest rate risk. The Company maintains continuing operations in Europe (mostly in England) and, to a lesser extent, in Singapore and Malaysia. Fluctuations in exchange rates may have an adverse effect on the Company's results of operations and could also result in exchange losses. The impact of future rate fluctuations cannot be predicted adequately. To date, the Company has not sought to hedge the risks associated with fluctuations in exchange rates.

Credit Risk - Our accounts receivable are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. As a result, we do not anticipate any material losses in excess of the allowance for doubtful accounts.

Interest Rate Risk - Interest rate risk refers to fluctuations in the value of a security resulting from changes in the general level of interest rates. Investments that are classified as cash and cash equivalents have original maturities of three months or less. Changes in the market's interest rates do not affect the value of these investments. In December 2004 we entered into a variable interest rate credit agreement with Wells Fargo that creates an interest rate risk for the Company on the $12 million Term Loan as well as the working capital advance of $950,000 drawn down on the facility in March 2005. The impact of this risk assuming the current amortization schedule of the outstanding Term Loan and a hypothetical shift of 1% in interest rates would be an increase or decrease, as applicable, in annual interest costs of $105,000 related to the Term Loan and the currently outstanding advance amount. The Company has considered the use of interest rate swaps and similar transactions to minimize this risk but has not entered into any such arrangements to date. The Company intends to continue to evaluate this risk and the cost and possible implementation of such arrangements in the future.

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

WE HAVE INCURRED LOSSES FROM OPERATIONS IN PRIOR YEARS.

We achieved income from operations for a full fiscal year for the first time in 2004, but we may not be able to sustain profitability. We had net income of $50.9 million for the year ended December 31, 2003; however, the net income for 2003 included $54.1 million of gains on debt restructuring and settlements. For years prior to 2003 and since our inception in 1999 we incurred net losses in every year resulting in an accumulated deficit of $540.6 million as of December 31, 2004. For the six months ended June 30, 2005, we had a loss from operations of $1.2 million and a net loss of $2.0 million.

We intend to upgrade and enhance our technology and networks, increase our sales and marketing expenditures and improve and expand our management information and other internal systems. We intend to continue to make strategic acquisitions and investments where resources permit, which may result in significant amortization of intangibles and other expenses or a later impairment charge arising out of the write-off of assets, including goodwill, booked as a result of such acquisitions or investments. We intend to make these expenditures in anticipation of higher revenues, but there will be a delay in realizing higher revenues even if we are successful. We have experienced declining revenues in each of the years ended December 31, 2004, 2003 and 2002 as compared to the prior year. See Part II, Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K/A and subsequent filings with the SEC. If we do not succeed in maintaining or increasing our revenues, our losses may continue.

WE MAY NEED TO RAISE CAPITAL IN THE FUTURE TO INVEST IN THE GROWTH OF OUR BUSINESS AND TO FUND NECESSARY EXPENDITURES.

We may need to raise additional capital in the future. See Part I. Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources contained in our Annual Report on Form 10-K and subsequent filings with the SEC. At June 30, 2005, we had $7.1 million of cash and cash equivalents. Our principal fixed commitments consist of obligations under a credit agreement, obligations under capital leases, obligations under office space leases, accounts payable and other current obligations, commitments for capital expenditures and commitments for telecommunications services. For each of the five years ended December 31, 2004, 2003, 2002, 2001 and 2000, we received a report from our independent accountants containing an explanatory paragraph stating that we have a minimal working capital surplus or a working capital deficiency and an accumulated deficit that raise substantial doubt about our ability to continue as a going concern. We may need additional financing to invest in the growth of our business and to pay other obligations, and the availability of such financing when needed, on terms acceptable to us, or at all, is uncertain. See "Risk Factors - We have incurred significant indebtedness for money borrowed, and we may be unable to pay debt service on this indebtedness." If we are unable to raise additional financing, generate sufficient cash flow, or restructure our debt obligations before they become due and payable, we may be unable to continue as a going concern.

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

WE HAVE INCURRED SIGNIFICANT INDEBTEDNESS FOR MONEY BORROWED, AND WE MAY BE UNABLE TO PAY DEBT SERVICE ON THIS INDEBTEDNESS.

As of June 30, 2005, we had outstanding a term loan of $10.8 million payable over 4 1/2 years; obligations under office space leases; and commitments for telecommunications services. We currently have $2.4 million in principal payments and additional amounts in interest payments due during the twelve month period after June 30, 2006. Our credit facility with Wells Fargo requires us to maintain minimum specified levels of EBITDA and prohibits us from incurring capital expenditures in excess of specified amounts. See "Management's Discussion and Analysis - Liquidity and Capital Resources" contained in our Annual Report on Form 10-K/A and subsequent filings with the SEC. We received a waiver of the capital expenditures covenant for 2004.

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

We have completed a number of acquisitions and strategic investments since our initial public offering in 1999. For example, we acquired NetMoves Corporation, a provider of production messaging services and integrated desktop messaging services to businesses. We also acquired Swift Telecommunications, Inc. and the EasyLink Services business that it had contemporaneously acquired from AT&T Corp. On August 1, 2005, we acquired Quickstream Software, Inc. Where resources permit, we will continue our efforts to acquire or make strategic investments in businesses and to acquire or license technology and other assets, and any of these acquisitions may be material to us. We cannot assure you that acquisition or licensing opportunities will continue to be available on terms acceptable to us or at all. Such acquisitions involve risks, including:

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

Under a Transition Services Agreement entered into in connection with the acquisition, AT&T agreed to provide us with a variety of services to enable us to continue to operate the business pending the transition to EasyLink. We have successfully transitioned virtually all of these services provided by AT&T under the Transition Services Agreement to ourselves, including customer service, network operations center, telex switching equipment and services and office space in a variety of locations. The Transition Services Agreement expired on January 31, 2003. However, the network for the portion of this business relating to EDI, fax and email services continues to reside on AT&T's premises under an agreement with AT&T, but is being operated and maintained by EasyLink. This agreement expires on June 30, 2006, and AT&T has informed us that they will not extend the agreement beyond this date. If we are unable to extend the agreement, we will need to either migrate the network off of the AT&T premises to EasyLink's premises or migrate the customers to a replacement network. As a result, we have built a new network center at our corporate headquarters located in Piscataway, New Jersey and have commenced the process for the migration of these operations to this center.

We cannot assure you that we will be able to successfully migrate the remaining EasyLink Services customers or network from AT&T's premises to our own premises, or successfully integrate them into our operations, in a timely manner or without incurring substantial unforeseen expense or without service interruption to our customers. Even if successfully migrated, we may be unable to operate the business at expense levels that are ultimately profitable for us. We cannot assure you that we will be able to retain all of the customers of the EasyLink Services business. Our inability to successfully migrate, integrate or operate the network and operations, or to retain customers, of the EasyLink Services business might result in a material adverse effect on our business, results of operations and financial condition.

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

Our computers are vulnerable to computer viruses, physical or electronic break-ins, denial of service attacks and similar incursions, which could lead to interruptions, delays or loss of data. We expect to expend significant capital and other resources to license or create encryption and other technologies to protect against security breaches or to alleviate problems caused by any breach. Nevertheless, these measures may prove ineffective. Our failure to prevent security breaches may expose us to liability and may adversely affect our ability to attract and retain customers and develop our business market. Security measures taken by others may interfere with the efficient operation of our service, which may harm our reputation and adversely impact our ability to attract and retain customers. "Firewalls" and similar network security software employed by third parties can interfere with the operation of our services.

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

Our business depends on the effectiveness of the Internet as a means of transmitting data. The recent growth in the use of the Internet has caused frequent interruptions and delays in accessing and transmitting data over the Internet. Any deterioration in the performance of the Internet as a whole could undermine the benefits of our services. Therefore, our success depends on improvements being made to the entire Internet infrastructure to alleviate overloading and congestion. We also depend on telecommunications network suppliers such as AT&T Corporation, MCI and XO Communications for a variety of telecommunications and Internet services. The network for the EasyLink Services business acquired from AT&T continues to reside on AT&T's premises. See "Risk Factors - We may be unable to successfully complete the migration of the network relating to our business acquired from AT&T off of AT&T premises" above, and "Item 1. Business - Technology" contained in our Annual Report on Form 10-K and subsequent filings with the SEC.

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

The legal structure and scope of operations of our subsidiaries in some foreign countries may be subject to restrictions that could severely limit our ability to conduct business in these countries. To the extent that we develop or offer messaging or other services in foreign countries, we will be subject to the laws and regulations of these countries. The laws and regulations relating to the Internet and telecommunications services in many countries are evolving and in many cases are more burdensome than U.S. law and/or unclear as to their application. For example, in India, the Peoples Republic of China, and other countries, we may be subject to licensing requirements with respect to the activities in which we propose to engage and we may also be subject to foreign ownership limitations or other approval requirements that preclude our ownership interests or limit our ownership interests to up to specified percentages of the entities through which we propose to conduct any regulated activities. If these limitations apply to our activities (including activities conducted through our subsidiaries), our opportunities to generate revenue will be reduced, our ability to compete successfully in these markets will be adversely affected, our ability to raise capital in the private and public markets may be adversely affected, and the value of our investments and acquisitions in these markets may decline. Moreover, to the extent we are limited in our ability to engage in certain activities or are required to contract for these services from a licensed or authorized third party, our costs of providing our services will increase and our ability to generate profits may be adversely affected.

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

The status of United States patent protection for software products and services is not well defined and will evolve as additional patents are granted. The United States Patent and Trademark Office has filed an office action rejecting the claims in a patent application that we filed. Although we may continue to pursue this patent application in its current or a modified form, we do not know if our application will be issued with the scope of the claims we seek or at all. The laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United States. Our means of protecting our proprietary rights in the United States or abroad may not be adequate and competitors may independently develop similar technology.

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

WE MAY INCUR EXPENSES AND LIABILITIES AS A RESULT OF PENDING LEGAL PROCEEDINGS.

The Company is involved in legal proceedings that may result in additional expenses or liability. See "Legal Proceedings" contained in Part I, Item 3 of our Annual Report on Form 10-K and subsequent filings with the SEC. These proceedings include a broker's fee dispute in which the Company successfully appealed a $931,000 judgment imposed on it and which is currently on remand to the United States District Court. Although the Company intends to pursue its defense of these matters vigorously, no assurance can be given that the Company's efforts will be successful. To the extent that the Company is not successful in the remand proceeding, it may be required to pay any judgment that may be rendered in such proceeding. Although we intend to defend vigorously these matters, we cannot assure you that our ultimate liability, if any, in connection with these matters will not have a material adverse effect on our results of operations, financial condition or cash flows.

A SUBSTANTIAL AMOUNT OF OUR COMMON STOCK MAY COME ONTO THE MARKET IN THE FUTURE, WHICH COULD DEPRESS OUR STOCK PRICE.

Sales of a substantial number of shares of our common stock in the public market could cause the market price of our Class A common stock to decline. As of October 31, 2005, we had an aggregate of 45,145,637, shares of Class A common stock outstanding. As of October 31, 2005, we had options to purchase 5,251,867 shares of Class A common stock outstanding and warrants to purchase 798,523 shares of Class A common stock outstanding.

As of October 31, 2005, substantially all of the shares of our outstanding Class A common stock were freely tradable, in some cases subject to the volume and manner of sale limitations contained in Rule 144. We may issue large amounts of additional Class A common stock, which may also be sold and which could adversely affect the price of our stock. Approximately 23.6 million of our outstanding shares were issued in connection with the elimination of debt during the nine months ended September 30, 2003. If the holders of these shares sell large numbers of shares, these holders could cause the price of our Class A common stock to fall.

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

OUR CLASS A COMMON STOCK MAY BE SUBJECT TO DELISTING FROM THE NASDAQ NATIONAL MARKET.

Our Class A common stock faces potential delisting from the Nasdaq National Market which could hurt the liquidity of our Class A common stock. We may be unable to comply with the standards for continued listing on the Nasdaq National Market. These standards require, among other things, that our Class A common stock have a minimum bid price of $1. In addition, the listing standards require that we comply with our SEC periodic reporting requirements and that we maintain compliance with various other standards, including market capitalization or total assets and total revenue, number of publicly held shares, which are shares held by persons who are not officers, directors or beneficial owners of 10% of our outstanding shares, and market value of publicly held shares. Alternatively, we can comply with certain other standards, including a $10 million minimum stockholders' equity requirement.

On August 23, 2005, the Company received notice from The NASDAQ Stock Market, Inc. Listing Qualifications Staff that the Company has failed to comply with the filing requirement for continued listing set forth in Nasdaq Marketplace Rule 4310(c)(14) due to the Company's failure to file its quarterly report on Form 10-Q for the three months ended June 30, 2005 on a timely basis and that its common stock is therefore subject to potential delisting from The Nasdaq National Market. On September 29, 2005, the Company appeared before a Nasdaq Listing Qualifications Panel to request an extension of time to file its Quarterly Reports on Form 10-Q for the quarters ending June 30, 2005 and September 30, 2005. On November 7, 2005, the Company received notice that the Panel granted the Company's request for an extension until December 19, 2005 to file these reports. On December 7, 2005, the Company received notice from The NASDAQ Stock Market, Inc. Listing Qualifications Staff that the Company has failed to comply with the filing requirement for continued listing set forth in Nasdaq Marketplace Rule 4310(c)(14) due to the Company's failure to file its quarterly report on Form 10-Q for the three months ended September 30, 2005 on a timely basis. The December 7, 2005 notice had no effect on the Panel's determination to grant the Company an extension until December 19, 2005 to complete these filings. The Company believes it has cured the filing deficiency relating to its Form 10-Q for the quarter ending June 30, 2005 by the filing of this report and will cure the deficiency relating to its Form 10-Q for the quarter ended September 30, 2005 on or before December 19, 2005. No assurance can be given, however, that the Company will be able to file its Form 10-Q for the quarter ended September 30, 2005 by such date. The Company's stock will remain listed on The NASDAQ National Market under the trading symbol "EASYE" during the pendency of the Company's filing delinquency.

On August 23, 2005, the Company also received notice from The NASDAQ Stock Market, Inc. Listing Qualifications Staff that for 30 consecutive trading days the bid price of its common stock closed below the minimum $1.00 per share required for continued inclusion under Nasdaq Marketplace Rule 4450(a)(5) (the "Minimum Bid Price Rule"). The August 23, 2005 letter from Nasdaq indicates that, in accordance with Nasdaq Marketplace Rule 4450(e)(2), the Company has until February 21, 2006 (180 calendar days from the date of the letter) to regain compliance with the Minimum Bid Price Rule. The Company may regain compliance with the Minimum Bid Price Rule if, at any time before February 21, 2006, the bid price of its common stock closes at $1.00 per share or more for a minimum of ten consecutive trading days. The Nasdaq staff may, in its discretion, require the Company to maintain a bid price of at least $1.00 per share for a period in excess of ten consecutive business days (but generally no more than 20 consecutive business days) before determining that the Company has demonstrated the ability to maintain long-term compliance. The letter states that, if compliance with the minimum Bid Price Rule cannot be demonstrated by February 21, 2006, the Nasdaq staff will provide written notification that the Company's common stock will be delisted, and at that time the Company may appeal the staff's determination to a Listing Qualifications Panel. The letter also indicates that, alternatively, the Company may apply to transfer its common stock to The Nasdaq SmallCap Market if the Company satisfies the requirements for initial inclusion on the Nasdaq SmallCap Market, other than the Minimum Bid Price Rule, and that if the application is approved, the Company will be afforded the remainder of the Nasdaq SmallCap Market's additional 180-day compliance period to regain compliance with the Minimum Bid Price Rule while on the Nasdaq SmallCap Market.

In addition to requiring that the Company cure the filing deficiency and regain compliance with the $1 minimum bid price requirement by February 21, 2006, the November 7, 2005 letter from the Nasdaq Listing Qualifications Panel imposed a monitoring condition on the Company that states that the Company's Form 10-Q for the quarter ended September 30, 2005 and Form 10-K for the year ended December 31, 2005 must report stockholders' equity of at least $10 million.

We had a total stockholders' equity in the amount of $11 million as of June 30, 2005 in comparison to the $10 million minimum total stockholders' equity requirement.

No assurance can be given that the Company will be able to regain compliance with the Minimum Bid Price Rule by February 21, 2006, that it will be eligible to transfer to The Nasdaq SmallCap Market or that, if it is able to transfer to The Nasdaq SmallCap Market, that it will be able to regain compliance with the Minimum Bid Price Rule within any additional compliance period.

If the Company is unable to complete its filings by December 19, 2005 and meet all of the other listing standards by the dates indicated, including the $1 minimum bid price requirement and the total stockholders' equity requirement, its securities will be subject to delisting from the Nasdaq National Market.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX 404"), the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company's internal controls over financial reporting in their annual reports, including Form 10-KSB. In addition, the independent registered public accounting firm auditing a company's financial statements must also attest to and report on management's assessment of the effectiveness of the company's internal controls over financial reporting as well as the operating effectiveness of the company's internal controls. We were not subject to these requirements for the year ended December 31, 2004 and will not be subject to these requirements for the year ended December 31, 2005. We have commenced the process of planning for the implementation of Section 404 reporting.

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

As required by Securities and Exchange Commission rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that, in light of the material weaknesses described below, as of June 30, 2005, the Company's disclosure controls and procedures were not effective.

As a result of these control deficiencies, management performed additional procedures to ensure that the Company's condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, the Company believes that the financial statements included in this report fairly present in all material respects the Company's financial condition, results of operations and cash flows for the periods presented in accordance with generally accepted accounting principles.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of the errors described in Note 2 to the condensed consolidated financial statements included in the Company's Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2005 that underlie the restatement of its financial statements for the year ended December 31, 2004 and the quarter ended March 31, 2005, the Company identified the following material weaknesses in its internal control over financial reporting:

1. As of March 31, 2005, the Company did not have the appropriate level of expertise to properly calculate and review its accounting for income taxes in its foreign subsidiaries. Specifically, the Company estimated its UK subsidiaries' UK income tax liability based on information contained in its statutory reports. These reports incorrectly stated the amount of net operating losses available to the UK subsidiaries as of December 31, 2003. The Company did not have the appropriate control procedures to determine the accuracy of the net operating loss information contained in the statutory reports. This control deficiency contributed to the restatement of the Company's consolidated financial statements at December 31, 2004 and for the year then ended and at March 31, 2005 and for the three months then ended.

2. As of March 31, 2005, the Company did not maintain effective controls over the accounting for and review of certain accounts because it did not have adequate personnel with sufficient expertise and adequate review and reconciliation procedures to correctly account for these items in accordance with generally accepted accounting principles. These accounts included certain accrued expense liabilities, fixed assets, accumulated depreciation, currency translation gains and losses and related costs and expenses. This control deficiency contributed to the restatement of the Company's consolidated financial statements at December 31, 2004 and for the year then ended and at March 31, 2005 and for the three months then ended.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the quarter ended June 30, 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During November 2005, we implemented the changes in our internal control over financial reporting described below in this Item 4 to address the identified material weaknesses described above.

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

PART II OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

As previously disclosed, the Company was subject to a judgment in the amount of approximately $931,000 in connection with a dispute between the Company and a broker arising out of the termination of an agreement to sell the portal operations of the Company's discontinued India.com business. The judgment was based on the District Court's finding that the broker was a third party beneficiary of the terminated agreement. The Company and the broker appealed the decision of the District Court to the United States Court of Appeals for the Second Circuit. On June 20, 2005, the Court of Appeals reversed the District Court's ruling that the broker was a third party beneficiary of the terminated agreement and set aside the $931,000 of damages awarded against the Company by the District Court. The Court of Appeals also rejected the broker's claim on appeal for additional damages. The Court of Appeals, however, also determined that the District Court had not fully resolved the issue of whether the Company had in bad faith breached the agreement to sell the portal operations for the express purpose of avoiding the broker's commission. Accordingly, the Court of Appeals remanded the case to the District Court for further consideration. The broker subsequently filed a petition for rehearing with the Court of Appeals. On July 20, 2005, the Court of Appeals denied the broker's petition.

The Company has settled the third party claim against it for implied indemnification and/or contribution arising out of a putative class action against Steven Brin and other defendants for allegedly sending or causing to be sent unsolicited advertisements to telephone facsimile machines in violation of the federal Telephone Consumer Protection Act, 47 U.S.C. ss. 227, the Illinois Consumer Fraud and Deceptive Business Practices Act and common law conversion and trespass. The claims were dismissed with prejudice on August 18, 2005. Under the signed settlement agreement, the Company contributed $1,500 to a $22,000 overall settlement of the underlying action against Mr. Brin and the other defendants.

On November 14, 2005, a former Turkish-based reseller of the Company named Arisegroup and its principals filed what purported to be a derivative complaint on behalf of a recently formed Turkish entity against the Company, certain of the Company's current and former directors and officers and Swift Comtext Limited, a UK subsidiary of the Company, in the Supreme Court of the State of New York, County of New York. The complaint alleges breach of contract, tortious interference with contract, unjust enrichment, conversion, misappropriation of corporate opportunity, breach of fiduciary duties and fraud in the inducement and makes a claim for an accounting. The complaint seeks relief in the form of, among other relief, compensatory damages "in an amount in excess of $5,000,000.00", punitive damages "in an amount in excess of $10,000,000.00," pre-judgment interest and costs. The complaint arises out of the termination of a reseller/sponsorship arrangement between Arise and the Company and alleges the defendants agreed to establish and operate a corporation to conduct and expand EasyLink's business in Turkey and that "plaintiffs" would own 50% of the corporation. As of the date of filing of this report, the Company and, to the Company's knowledge, the other defendants have not yet been served. The Company is familiar with the facts underlying the allegations made in the complaint and believes that the allegations against the Company and the individual defendants are without merit. The Company intends to defend the complaint vigorously and to pursue available remedies for the filing this complaint.

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

During the three months ended June 30, 2005, the Company issued 120,985 shares of Class A common stock valued at approximately $124,000 in connection with matching contributions to its 401(k) plan. These issuances were not subject to the registration requirements of the Securities Act because the issuance of the shares was not voluntary and contributory on the part of employees.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Annual Meeting of Shareholders was held on June 21, 2005.

(b) Each of the persons named in the Proxy Statement as a nominee for Director was elected.

(c) The following are the voting results on each of the matters that were submitted to the shareholders:

      Election of Directors             For          Withheld            Abstain             Broker Non-votes
      ---------------------             ---          --------            -------             ----------------
          Robert Casale             34,631,435       1,124,763        Not applicable          Not applicable
          Peter Holzer              34,634,299       1,121,899        Not applicable          Not applicable
          George Knapp              34,635,470       1,120,728        Not applicable          Not applicable
         Thomas Murawski            35,160,216        595,982         Not applicable          Not applicable
          John Petrillo             35,181,258        574,940         Not applicable          Not applicable
          Dennis Raney              34,907,213        848,986         Not applicable          Not applicable
           Eric Zahler              35,177,019        579,179         Not applicable          Not applicable

           Resolution


To approve the EasyLink Services    10,052,527       2,189,948           183,976              Not applicable
   Corporation 2005 Stock and
         Incentive Plan
--------------------------------


Based on the above voting results, the 2005 Stock and Incentive Plan was approved at the meeting. The text of the matters referred to under this Item 4 is set forth in the definitive Proxy Statement previously filed with the Commission and incorporated herein by reference.

ITEM 5: OTHER INFORMATION

As previously announced, on August 2, 2005 the Company engaged Grant Thornton LLP as the Company's independent registered public accountants for the year ended December 31, 2005.

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

December 15, 2005

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