Form 10-Q
period 2005-09-30
EASYLINK SERVICES CORP
filed 2005-12-19
CIK 1081661

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

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

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes | | No |X|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes [ ] No [X]

Common stock outstanding at November 30, 2005: Class A common stock $0.01 par value 45,187,539 shares.

                          EASYLINK SERVICES CORPORATION
                               SEPTEMBER 30, 2005
                                    FORM 10-Q
                                      INDEX

                                                                                               Page
                                                                                              Number
                                                                                              ------
PART I:  FINANCIAL INFORMATION

Item 1:  Condensed Consolidated Financial Statements:

            Condensed Consolidated Balance Sheets as of September 30,
           2005 (unaudited) and December 31, 2004 (restated)....................................3

           Unaudited Condensed Consolidated Statements of Operations for the
           three months ended September 30, 2005 and 2004 (restated)............................4

           Unaudited Condensed Consolidated Statements of Operations for the nine months ended September 30, 2005 and 2004 (restated)

           Unaudited Condensed Consolidated Statements of Cash Flows for the
           nine months ended September 30, 2005 and 2004 (restated).............................6

           Notes to Unaudited Interim Condensed Consolidated Financial
           Statements...........................................................................8

Item 2:    Management's Discussion and Analysis of Financial Condition and
           Results of Operations.............................................................. 16

Item 3:    Qualitative and Quantitative Disclosure about Market Risk.......................... 22

Item 4:    Controls and Procedures............................................................ 36

PART II: OTHER INFORMATION

Item 1:    Legal Proceedings.................................................................. 37

Item 2:    Changes in Securities and Use of Proceeds.......................................... 38

Item 4:    Submission of Matters to a Vote of Security Holders................................ 38

Item 6:    Exhibits........................................................................... 39


Signatures.................................................................................... 40

                          EasyLink Services Corporation
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

                                                                                Sept 30,      Dec 31,
                                                                                  2005         2004
                                                                                --------     --------
                                                                              (unaudited)   (restated)
                                     ASSETS

Current assets:
Cash and cash equivalents..................................................       $8,383      $12,216
Marketable securities......................................................           --        2,023
Accounts receivable, net of allowance for doubtful accounts of $2,854 and
$3,950 as of September 30, 2005 and December 31, 2004, respectively........       11,521       11,883
Prepaid expenses and other current assets..................................        3,356        2,841
                                                                                --------     --------
Total current assets.......................................................       23,260       28,963

Property and equipment, net................................................       10,240        8,071
Goodwill, net..............................................................        6,016        6,266
Other intangible assets, net...............................................        6,833        8,596
Other assets...............................................................          905          768
                                                                                --------     --------
Total assets...............................................................      $47,254      $52,664
                                                                                ========     ========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable...........................................................       $7,660       $7,733
Accrued expenses...........................................................       12,258       14,709
Current portion of loans and notes payable.................................        3,350        3,825
Other current liabilities..................................................        1,640        2,199
Net liabilities of discontinued operations.................................          928          528
                                                                                --------     --------
Total current liabilities..................................................       25,836       28,994

Loans and notes payable, less current portion..............................        7,800        9,600
Other long term liabilities................................................        1,873        1,100
                                                                                --------     --------
Total liabilities..........................................................       35,509       39,694
                                                                                --------     --------

Stockholders' equity:
Common stock:
Class A--500,000,000 shares authorized at September 30, 2005 and December 31,
2004, 45,096,164 and 44,174,459 shares issued and outstanding at
September 30, 2005 and December 31, 2004, respectively.....................          453          441
Additional paid-in capital.................................................      554,235      553,420
Accumulated other comprehensive loss.......................................         (658)        (238)
Accumulated deficit........................................................     (542,285)    (540,653)
                                                                                --------     --------
Total stockholders' equity.................................................       11,745       12,970
                                                                                --------     --------

Total liabilities and stockholders' equity.................................      $47,254      $52,664
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

                          EasyLink Services Corporation
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)
                                   (unaudited)


                                                                                     Three Months
                                                                                  Ended September 30,
                                                                                ----------------------
                                                                                  2005          2004
                                                                                --------      --------
                                                                                              (restated)
Revenues...................................................................      $19,701      $22,509

Cost of revenues...........................................................        8,169        8,580
                                                                                --------      --------

Gross profit...............................................................       11,532       13,929
                                                                                --------      --------

Operating expenses:
Sales and marketing........................................................        4,732        4,349
General and administrative.................................................        5,206        5,967
Product development........................................................        1,696        1,675
Amortization of intangible assets..........................................          517          517
Loss on sale of fax businesses.............................................          250           --
Restructuring charges......................................................           --         (350)
Gain on sale of MailWatch service line.....................................           --       (4,126)
                                                                                --------      --------
                                                                                  12,401        8,032

Income (loss) from operations..............................................         (869)       5,897
                                                                                --------      --------

Other income (expense), net:
Interest income............................................................           30           11
Interest expense...........................................................         (336)        (116)
Gain on domain names repurchase agreement..................................        1,907           --
Other, net.................................................................         (453)          89
                                                                                --------      --------

Total other income (expense), net..........................................        1,148          (16)
                                                                                --------      --------

Income before income taxes.................................................          279        5,881

Provision (credit) for income taxes........................................          (65)       1,665
                                                                                --------      --------

Net income.................................................................        $ 344       $4,216
                                                                                ========      ========

Basic net income per share.................................................        $0.01        $0.10
                                                                                ========      ========

Diluted net income per share                                                       $0.01         $0.09
                                                                                ========      ========

Weighted-average basic shares outstanding..................................   44,873,790   44,163,230
                                                                              ==========   ==========

Weighted-average diluted shares outstanding................................   45,036,439   44,670,335
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

                          EasyLink Services Corporation
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)
                                   (unaudited)

                                                                                 Nine Months Ended
                                                                                    September 30,
                                                                               -----------------------
                                                                                 2005          2004
                                                                               ---------      --------
                                                                                             (restated)
Revenues...................................................................      $60,149      $70,899

Cost of revenues...........................................................       22,925       28,057
                                                                               ---------      --------

Gross profit...............................................................       37,224       42,842
                                                                               ---------      --------

Operating expenses:
Sales and marketing........................................................       14,726       13,628
General and administrative.................................................       15,390       18,069
Product development........................................................        5,094        5,032
Separation agreement costs.................................................        2,312           --
Amortization of intangible assets..........................................        1,551        1,550
Loss on sale of fax businesses.............................................          250           --
Restructuring charges......................................................           --         (350)
Gain on sale of MailWatch service line.....................................           --       (4,126)
                                                                               ---------      --------
                                                                                  39,323       33,803
                                                                               ---------      --------

Income (loss) from operations..............................................       (2,099)       9,039
                                                                               ---------      --------

Other income (expense), net:
Interest income............................................................           83           29
Interest expense...........................................................         (994)        (368)
Gain on domain names repurchase agreement..................................        1,907           --
Other, net.................................................................         (489)         105
                                                                               ---------      --------

Total other income (expense), net..........................................          507         (234)
                                                                               ---------      --------

Income (loss) before income taxes..........................................       (1,592)       8,805

Provision for income taxes.................................................           40        1,880
                                                                               ---------      --------

Net income (loss)..........................................................      $(1,632)      $6,925
                                                                               =========      ========

Basic net income (loss) per share..........................................      $(0.04)        $0.16
                                                                               =========      ========

Diluted net income (loss) per share........................................      $(0.04)        $0.15
                                                                               =========      ========


Weighted-average basic shares outstanding..................................   44,529,162   44,030,611
                                                                              ==========   ==========

Weighted-average diluted shares outstanding................................   44,529,162   44,915,837
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

                         EasyLink Services Corporation
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (unaudited)

                                                                             Nine Months Ended
                                                                                September 30,
                                                                         ---------------------------
                                                                            2005               2004
                                                                         ----------          -------
                                                                                            (restated)
Cash flows from operating activities:
Net income (loss)                                                        $  (1,632)          $6,925
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation                                                            2,426            4,020
     Amortization                                                            1,762            2,010
     Loss on sale of marketable securities                                     469               --
     Provision for doubtful accounts                                            57              441
     Loss on sale of fax businesses                                            250               --
     Provision for restructuring                                                --             (350)
     Gain on sale of MailWatch service line                                     --           (4,126)
     Issuance of shares as matching contributions to employee
          benefit plans                                                        374              286
     Gain on sale of domain name repurchase agreement                       (1,907)              --
     Other                                                                      55              203
Changes in operating assets and liabilities:
     Accounts receivable, net                                                  305            1,170
     Prepaid expenses and other current assets                                 201             (697)
     Accounts payable, accrued expenses and other liabilities               (1,902)          (3,702)
                                                                         ----------          -------
Net cash provided by operating activities                                      458            6,180
                                                                         ----------          -------

Cash flows from investing activities:
Purchases of property and equipment, including capitalized software         (3,798)          (1,918)
Proceeds from sale of marketable securities                                  1,021               --
Proceeds from domain name repurchase agreement                                 830               --
Proceeds from sale of MailWatch service line                                    --            3,500
Cash paid for Quickstream acquisition                                         (342)              --
                                                                         ----------          -------
Net cash (used in) provided by investing activities                         (2,289)           1,582
                                                                         ----------          -------

Cash flows from financing activities:
Proceeds of bank loan advances                                               1,900               --
Payments of bank loan advances                                                (950)              --
Payments under capital lease obligations                                      (324)            (283)
Proceeds from issuance of stock                                                 96               24
Principal payments of notes payable                                         (3,225)          (1,860)
Payments of capitalized interest                                                --             (752)
                                                                         ----------          -------
Net cash used in financing activities                                       (2,503)          (2,871)
                                                                         ----------          -------

Effect of foreign exchange rate changes
   on cash and cash equivalents                                                101             (153)
                                                                         ----------          -------

Cash provided by (used in) discontinued operations                             400             (300)
                                                                         ----------          -------

Net increase (decrease) in cash and cash equivalents                        (3,833)           4,438

Cash and cash equivalents at beginning of the period                        12,216            6,623
                                                                         ----------          -------

Cash and cash equivalents at the end of the period                          $8,383           $11,061
                                                                         ==========          =======

Supplemental disclosure of cash flow information:
Cash paid for interest                                                   $     290           $  307
Net cash paid for taxes                                                  $     134           $   11
Purchase of property, plant and equipment through
capital lease obligations                                                $      91            $ 488
Supplemental disclosure of non-cash information:


During the nine months ended September 30, 2005, the Company entered into an agreement to terminate its option to purchase back the internet domain names it sold to its former Chairman in December 2004 and to terminate its right to receive a share of the revenues from the domain names for four years under the original agreement. The total consideration amounted to $2 million consisting of $700,000 in cash, a $1,130,000 non-interest bearing note and cancellation of $170,000 in severance payments due to the former Chairman. The transaction resulted in a gain of $1,907,000 after recording the note payable at its estimated fair value.

During the nine months ended September 30, 2005, the Company issued 419,304 shares of Class A common stock valued at approximately $352,000 as part of the consideration for the acquisition of Quickstream Software, Inc.

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

(b) Unaudited Interim Condensed Consolidated Financial Information

The accompanying interim condensed consolidated financial statements as of September 30, 2005 and for the three and nine month periods ended September 30, 2005 and 2004 have been prepared by the Company and are unaudited. In the opinion of management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the consolidated financial position of EasyLink Services as of September 30, 2005 and the consolidated results of operations for the three and nine month periods ended September 30, 2005 and 2004 and the consolidated cash flows for the nine months ended September 30, 2005 and 2004. The results of operations for any interim period are not necessarily indicative of the results of operations for any other future interim period or for a full fiscal year. The condensed consolidated balance sheet at December 31, 2004 has been derived from audited consolidated financial statements, as restated, at that date.

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

The net liabilities of WORLD.com, a wholly owned subsidiary, and its majority owned subsidiaries, are reported as discontinued operations in the consolidated balance sheets as of September 30, 2005 and December 31, 2004 as a result of the sale and discontinuance of the operations of this business in 2001.

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

(e) Marketable Securities

All of the Company's marketable securities are classified as available-for-sale securities. Accordingly, net unrealized gains as of December 31, 2004 are reflected as a separate component of stockholders' equity. As of September 30, 2005 the Company had sold all marketable securities resulting in a realized loss of $469,000 which is included in other income (expense) in the statement of operations for the three and nine month periods ended September 30, 2005.

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

(g) Financial Instruments and Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash, cash equivalents, accounts receivable, notes payable and convertible notes payable. At September 30, 2005 and December 31, 2004, the fair value of cash, cash equivalents and accounts receivable approximated their financial statement carrying amount because of the short-term maturity of these instruments. The recorded values of notes payable and convertible notes payable approximate their fair values, as interest approximates market rates with the exception of the Convertible Subordinated Notes payable with a carrying value of $1.4 million at December 31, 2004. However, as these notes were paid on their maturity date of February 1, 2005, management estimated that their fair value approximated their carrying value at December 31, 2004.

Credit is extended to customers based on the evaluation of their financial condition and collateral is not required. The Company performs ongoing credit assessments of its customers and maintains an allowance for doubtful accounts. No single customer exceeded 10% of total revenues for the three and nine month periods ended September 30, 2005 and 2004 and no accounts receivable from a single customer exceeded 10% of total accounts receivable as of September 30, 2005 and December 31, 2004. Revenues from the Company's five largest customers accounted for an aggregate of 13% and 12% of the Company's total revenues for the three months ended September 30, 2005 and 2004, respectively, and 11% and 12% of the Company's total revenues for the nine months ended September 30, 2005 and 2004, respectively.

(h) Basic and Diluted Net Income (Loss) Per Share

Net income (loss) per share is presented in accordance with the provisions of SFAS No. 128, "Earnings Per Share", and the Securities and Exchange Commission Staff Accounting Bulletin No. 98. Under SFAS No. 128, basic Earnings per Share ("EPS") excludes dilution for common stock equivalents and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. Diluted net income per share for the three months ended September 30, 2005 includes the effect of employee stock options to purchase 535,000 shares. Options to purchase an additional 4.5 million shares are excluded from the calculation for the three months ended September 30, 2005 as they are anti-dilutive for the period. Diluted net loss for the nine months ended September 30, 2005 excludes all common stock equivalents as they are anti-dilutive for that period. Diluted net income per share for the three and nine month periods ended September 30, 2004 include the effect of employee stock options to purchase 1.6 million shares of common stock.

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

($ in thousands, except per share amounts)                For the three months     For the nine months
                                                            ended Sept 30,            ended Sept 30,
                                                          --------------------     -------------------
                                                           2005       2004          2005       2004
                                                           ----       ----          ----       ----
                                                                   (restated)               (restated)
Net income (loss):
Net income (loss), as reported.........................   $  344       $4,216      $(1,632)    $6,925
Deduct: total stock based employee compensation
determined under the fair value method for all
awards, net of tax.....................................     (197)        (367)        (508)    (2,803)
                                                          ------       ------      -------     ------

Pro forma net income (loss)............................    $ 147       $3,849      $(2,140)    $4,122
                                                          ======       ======      =======     ======

Basic net income (loss) per share:
Net income (loss) per share, as reported...............   $ 0.01        $0.10       $(0.04)     $0.16
Deduct: total stock based employee compensation
determined under the fair value method for all
awards, net of tax.....................................   (0.01)        (0.01)       (0.01)     (0.07)

Pro forma net income (loss) per share..................   $0.00         $0.09       ($0.05)     $0.09
                                                          ======       ======       =======     ======

Diluted net income (loss) per share:
Net income (loss) per share, as reported...............   $0.01         $0.09      $ (0.04)     $0.15
Deduct: total stock based employee compensation
determined under the fair value method for all
awards, net of tax.....................................   (0.01)        (0.00)       (0.01)     (0.06)
                                                           -----        ------        -----     ------
Pro forma net income (loss) per share..................   $0.00         $0.09       ($0.05)     $0.09
                                                          ======        ======       =======    ======

The resulting effect on the pro forma net income (loss) disclosed for the three and nine month periods ended September 30, 2005 and 2004 is not likely to be representative of the effects on the net income (loss) on a pro forma basis in future years, because the pro forma results include only the impact of grants issued to date and related vesting, while subsequent years will include additional grants and vesting. For purposes of pro-forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period.

(j) Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS 123 (revised 2004), "Share-Based Payment" (SFAS 123(R)) which replaces SFAS 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees. Among other items, SFAS 123(R) eliminates the use of APB 25 and the intrinsic method of accounting, and requires all share-based payments, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS 123(R) is effective for public companies beginning with the first annual period that begins after June 15, 2005. Accordingly, the Company will adopt SFAS 123(R) in 2006 and in accordance with its provisions will recognize compensation expense for all share-based payments and employee stock options based on the grant-date fair value of those awards. The Company currently provides the pro forma disclosures required by SFAS No. 148, "Accounting for Stock- Based Compensation -Transition and Disclosure," on a quarterly basis (See Note i - "Stock-Based Compensation").

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

(k) Certain amounts in the balance sheet as of December 31, 2004 have been reclassified to conform to the presentation as of September 30, 2005. Amounts at December 31, 2004 representing balances due to former customers and amounts due to foreign government telecommunications authorities and telex carriers, which were previously classified with accounts receivable, have been reclassified to accounts payable or accrued expenses.

(2) RESTATEMENT OF 2004 FINANCIAL STATEMENTS

The Company restated its previously issued financial statements for the year ended December 31, 2004, for each quarter in 2004, and for the quarter ended March 31, 2005. The Company's determination to restate these previously issued financial statements and the impact of the restatement on the statement of operations for the three and nine month periods ended September 30, 2004 included the following items:

    1. The liability for telecommunications services costs of the Company's United Kingdom subsidiary was overstated. The Company revised its methodology to more accurately estimate its liability resulting in an increase in cost of service of $152,000 for the three months ended September 30, 2004 and a decrease in cost of service of $460,000 for the nine months ended September 30, 2004.

    2. The Company has determined that it did not properly account for certain equipment purchased in prior years. As a result, the Company recorded $7,000 and $43,000 in additional depreciation expense in the three and nine month periods ended September 30, 2004 respectively.

    3. The Company incorrectly calculated the net operating loss carry forwards of its United Kingdom subsidiaries as of December 31, 2003 resulting in the under-accrual of foreign income taxes of $115,000 and $130,000 for the three and nine month periods ended September 30, 2004, respectively.

    4. The restatement also includes the recording of adjustments in prior periods that were not recorded in these periods because, in each case and in the aggregate, the amount of these errors was not material to the Company's consolidated financial statements

The following schedules show the impact of the restatement on the relevant captions from the Company's condensed consolidated financial statements;

                                             Three months ended                    Nine months ended
                                             -------------------                   -----------------
                                             September 30, 2004                    September 30, 2004
                                               As Previously                         As Previously
                                                 Reported          As Restated         Reported          As Restated
                                                 --------          -----------         --------          -----------

Revenues                                       $ 22,509            $ 22,509            $ 70,899            $ 70,899
Cost of revenues                                  8,428               8,580              28,518              28,057
                                               --------            --------            --------            --------

Gross profit                                     14,081              13,929              42,381              42,842

Operating expenses
 General and admin                                5,959               5,967              18,024              18,069
 Other expenses                                   2,065               2,065              15,734              15,734
                                               --------            --------            --------            --------
                                                  8,024               8,032              33,758              33,803
                                               --------            --------            --------            --------

Income from operations                            6,057               5,897               8,623               9,039

Other income(expense), net                          (16)                (16)               (234)               (234)
                                               --------            --------            --------            --------

Income before income taxes                        6,041               5,881               8,389               8,805

Provision for income taxes                        1,550               1,665               1,750               1,880
                                               --------            --------            --------            --------

Net income                                     $  4,491            $  4,216            $  6,639            $  6,925
                                               ========            ========            ========            ========

Basic net income per share                     $   0.10            $   0.10            $   0.15            $   0.16
                                               ========            ========            ========            ========

Diluted net income per
share                                          $   0.10            $   0.09            $   0.15            $   0.15
                                               ========            ========            ========            ========

(3) ACQUISITION OF QUICKSTREAM SOFTWARE

On August 1, 2005 the company completed the acquisition of Quickstream Software, Inc., a software technology company, for a total purchase price of $699,000 which was comprised of approximately $342,000 in cash and 425,000 shares of the Company's Class A common stock valued at approximately $357,000. The purchase of Quickstream provided the Company with certain proprietary software that has been integrated into the Company's network to add new features for certain of the Company's services.

The results for Quickstream have been included in the condensed consolidated financial statements from the date of acquisition. As of September 30, 2005, the total purchase price has been recorded as capitalized software in the condensed consolidated balance sheet as of that date based on the Company's preliminary allocation of the purchase price. The Company intends to allocate the purchase price over the acquired assets and assumed liabilities with assistance from an independent appraiser as of December 31, 2005.

(4) SALE OF FAX BUSINESSES IN SINGAPORE AND MALAYSIA

In September 2005, the Company entered into two separate agreements for the sale of its fax businesses, including the customer bases and customer premise equipment, in Singapore and Malaysia. Consideration for the sales is based on future revenues and, net of future costs, for the Malaysia transaction. Because of the contingent nature of the proceeds, the Company will record these amounts, if any, as received. The Company has recorded a loss on the sales of $250,000 representing the net book value of the businesses at dates of sales.

(5) SALE OF MAILWATCH SERVICE LINE

On July 31, 2004, the Company sold its MailWatch service line to Infocrossing, Inc. for a total of approximately $5.0 million, including $3.5 million in cash and 123,193 shares of Infocrossing's common stock valued at approximately $1.5 million. The sale resulted in a gain of $4.1 million before income taxes. The Infocrossing stock was sold by the Company in September 2005 resulting in a loss of $469,000 that is reported in the other income (expense) category in the statement of operations for the three and nine month periods ended September 30, 2005. At December 31, 2004 the unrealized gain related to the Infocrossing stock of $520,000 was included in the accumulated other comprehensive loss account in stockholders' equity.

(6) GAIN ON DOMAIN NAMES REPURCHASE AGREEMENT

In August 2005, the Company entered into an agreement to terminate its option to purchase back the internet domain names it sold to its former Chairman in December 2004 and to terminate its right to receive a share of the revenues from the domain names for four years under the original agreement. The total consideration amounted to $2 million consisting of $700,000 in cash, a $1,130,000 non-interest bearing note and cancellation of $170,000 in severance payments due to the former Chairman. The transaction resulted in a gain of $1,907,000 after recording the note payable at its estimated fair value.

(7) CARRIER SETTLEMENT AGREEMENT

In November 2005, the Company entered into a Settlement Agreement with MCI WorldCom ("MCI") (the "MCI Settlement") related to certain accounts receivable and accounts payable balances with MCI that were outstanding prior to MCI's bankruptcy filing in 2002. The agreement also included a settlement of claims made by the Company that MCI had charged, and the Company had paid, for telecommunications services from MCI in excess of the contracted rates prior to the bankruptcy filing. As a result of the settlement, the Company recorded a $110,000 reduction of its bad debt expense representing the recovery of the accounts receivable balance from MCI and recorded a reduction in its cost of service for $540,000 representing the recovery of charges stemming from its claim of excess telecommunication charges by MCI in the quarter ended June 30, 2005.

(8) LOANS AND NOTES PAYABLE

Loans and notes payable include the following, in thousands:

                                                               Sept 30, 2005        Dec 31, 2004
                                                               -------------        ------------
Term loan payable                                                 $10,200             $12,000

Advances                                                              950                 ---

7% Convertible Subordinated Notes due February 1, 2005                ---               1,425
                                                                   ------               -----

Total loans and notes payable                                      11,150              13,425

Less current portion                                                3,350               3,825
                                                                    -----               -----

Non current portion                                                $7,800              $9,600
                                                                   ======              ======

The Term loan payable is part of a $15 million credit facility entered into by the Company with Wells Fargo Foothill, Inc. (a subsidiary of Wells Fargo Bank). The Term loan is payable monthly over 60 months with interest payable monthly at the rate of 3.75% over the Wells Fargo prime rate, which was 6.25% as of September 30, 2005 resulting in a 10% interest rate for the Company. As part of the credit facility the Company can also draw down working capital advances up to $7.5 million based on certain circumstances and within certain specified limitations. The advances bear interest at the rate of 0.75% over the Wells Fargo Bank prime rate. As of September 30, 2005, the Company had $950,000 of advances outstanding.


The credit facility includes certain affirmative and restrictive covenants, including restrictions on capital expenditures and maintenance of quarterly levels of EBITDA. On March 31, 2005, the Company entered into an amendment of the credit agreement whereby it can exclude severance charges related to the Separation agreement with Mr. George Abi Zeid of up to $2.5 million from the calculation of EBITDA for covenant compliance purposes. The Company was in compliance with the capital expenditures and EBITDA covenants through September 30, 2005 but currently expects that it will not be in compliance with the EBITDA covenant, as revised, as of December 31, 2005.

(9) SEPARATION AGREEMENT

In January 2005, the Company entered into a Separation Agreement with George Abi Zeid, its former President of the International division, wherein Mr. Abi Zeid resigned as an officer and director of the Company. Under the agreement, the Company agreed to pay Mr. Abi Zeid $240,000 as a severance payment on the effective date of his resignation and $1,960,000 in equal installments over three years in consideration of the non-compete and other covenants contained in the agreement. In connection with the agreement, the Company also agreed to pay $200,000 of severance payments to two other former employees of the Company. As of September 30, 2005 $565,000 related to the agreement is included in accrued expenses and $838,000 is included in other long term liabilities.

(10) INCOME TAXES

The Company recorded a provision (credit) for Federal, state and Foreign income taxes in the three and nine month periods ended September 30, 2005 and 2004 based on anticipated effective tax rates for the respective full year. The effective rate varies from standard tax rates primarily due to the utilization of available net operating loss carry forwards for Federal and certain state income tax purposes.

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

(11) COMMITMENTS AND CONTINGENCIES

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

Other Telecommunication Services

The Company has committed to purchase from MCI Worldcom a minimum of $900,000 per year in other telecommunication services through March 2007.

Legal Proceedings

Subsequent to September 30, 2005 a former Turkish-based reseller of the Company filed a complaint against the Company in New York alleging breach of contract and other actions and seeking compensatory and punitive damages. The Company believes the allegations are without merit and intends to defend against the complaint vigorously.

(12) STOCKHOLDERS' EQUITY

Common stock

During the nine months ended September 30, 2005, the Company issued 371,901 shares of Class A common stock valued at approximately $374,000 in connection with matching contributions to its 401(k) plan and 130,500 shares of Class A common stock valued at approximately $96,000 in connection with the exercise of employee stock options.

Accumulated other comprehensive loss

Comprehensive income (loss) for the three and nine months ended September 30, 2005 and 2004 was as follows:

($ in thousands)                                            For the three months   For the nine months
                                                               ended Sept 30,         ended Sept 30,
                                                            --------------------   -------------------
                                                            2005       2004         2005       2004
                                                            ----       ----         ----       ----
                                                                    (restated)               (restated)
Net income (loss.......................................     $344       $4,216      $(1,632)    $6,925
Foreign currency translation                                 (50)         (16)         100       (158)
                                                            ----       ------                  ------
Unrealized holding gains (losses) on marketable securities   ---          387         (520)       387
Comprehensive income (loss)                                 $294       $4,587      $(2,052)    $7,154
                                                            =====      ======     ========     ======


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this quarterly report.

The condensed consolidated financial statements included herein have been prepared assuming that the Company will continue as a going concern. The Company's former independent registered public accountants have included an explanatory paragraph in their audit report accompanying the 2004 consolidated financial statements. The explanatory paragraph states that the Company has a working capital deficiency and an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 1(b) to the Company's consolidated financial statements contained in the Company's Form 10-K/A filed with the Securities and Exchange Commission on December 8, 2005. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

OPERATING RESULTS

For the nine months ended September 30, 2005, we reported an operating loss of $2.1 million and a net loss of $1.6 million. The current period's operating results include a charge of $2.3 million related to the George Abi Zeid Separation agreement, $1.9 million gain on the domain names repurchase agreement and $650,000 in reduced costs and expenses from the MCI Settlement. In comparing the results for the nine months ended September 30, 2005 to the nine months ended September 30, 2004, revenues were down by $10.8 million with a resulting lower gross margin of $5.6 million. Although we increased sales and marketing spending by $1.1 million in the 2005 period as compared to 2004 to promote and sell our newer Transaction Management Services, reductions in general and administrative costs of $2.7 million more than offset that impact. Our operating results had improved throughout 2004 even though revenues declined in comparison to prior years and for the current quarter ended September 30, 2005 we reported net income of $344,000 (including the $1.9 million gain on the domain names repurchase agreement).

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2004

REVENUES

For the quarter ended September 30, 2005 total revenues were $19.7 million in comparison to $22.5 million for the same period in 2004. As detailed in the schedule below the decline in revenue is attributable to (1) lower revenues in our Transaction Delivery Services amounting to $3.8 million or 20% and (2) $0.4 million in lower MailWatch revenues as a result of the sale of this service line as of July 31, 2004. These declines were partially offset by increased revenues in our Transaction Management Services of $1.4 million representing 46% growth over 2004.

                                                                                    Change
                                                                                    ------
                                                  2005          2004            $              %
                                                  ----          ----          ----            ----

Transaction Management Services                   $4,513        $3,093         $1,420          46%
Transaction Delivery Services                     15,188        18,986        (3,798)         (20)%
MailWatch                                           ----           430          (430)
                                                 -------       -------       -------
                                                 $19,701       $22,509       $(2,808)         (12)%

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

COST OF REVENUES

Cost of revenues for the three months ended September 30, 2005 decreased to $8.2 million from $8.6 million in the same period of 2004 but, as a percentage of revenues, these costs increased to 41% in 2005 as compared to 38% in 2004. The higher cost percentage resulted from the lower revenues in the 2005 period only being marginally offset by cost reductions.

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

SALES AND MARKETING EXPENSES

Sales and marketing expenses increased to $4.7 million in the three months ended September 30, 2005 from $4.3 million in the same period of 2004. The increased expense relates to our increased staff and promotional program spending to expand Transaction Management services. We expect these expenses to continue at the increased levels throughout 2005 and for total sales and marketing costs to be higher than that of 2004.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $5.2 million in the three months ended September 30, 2005 as compared to $6.0 million in the same period of 2004. We anticipate general and administrative expenses in total for the balance of 2005 to be comparable to the results for the three months ended September 30, 2005. These expenses include all costs for our executive, finance and accounting, customer billing and support, human resources and other headquarters office functions. Bad debt expenses, legal and accounting fees, insurance and office rent are other significant costs included in this category.

PRODUCT DEVELOPMENT EXPENSES

Product development costs, which consist primarily of personnel and consultants' time and expense to research, conceptualize, and test product launches and enhancements to our products, were $1.7 million for the three months ended September 30, 2005 and 2004. We anticipate that spending for product development will be comparable to this level throughout 2005 as a result of our efforts to expand the development of the new Transaction Management services.

OTHER INCOME (EXPENSE), NET

Other income (expense), net amounted to a net other income of $1.1 million in the three months ended September 30, 2005 as compared to a net other expense of $16,000 during the same period of 2004. The 2005 amount includes the $1.9 million gain on the domain name repurchase agreement net of (1) a loss of $469,000 on the sale of marketable securities and (2) an increase in interest expense of $200,000 from the new Wells Fargo Term Loan obtained in December 2004. Interest on the Company's previously outstanding debt, paid off with the Wells Fargo loan proceeds, had been capitalized in accordance with SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings", and did not result in charges in the statement of operations. This higher interest expense will continue throughout 2005.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2004

REVENUES

For the nine months ended September 30, 2005 total revenues were $60.1 million in comparison to $70.9 million for the same period in 2004. As detailed in the schedule below the decline in revenue is attributable to (1) lower revenues in our Transaction Delivery Services amounting to $11.6 million or 19% and (2) $2.5 million in lower MailWatch revenues as a result of the sale of this service line as of July 31, 2004. These declines were partially offset by increased revenues in our Transaction Management Services of $3.3 million representing 37% growth over 2004.

                                                                                    Change
                                                                                    ------
                                                  2005          2004              $        %
                                                  ----          ----            ----     ----

Transaction Management Services                  $12,217        $8,941         $3,276          37%
Transaction Delivery Services                     47,932        59,486       (11,554)         (19)%
MailWatch                                           ----         2,472        (2,472)
                                                 -------       -------      --------
                                                 $60,149       $70,899      $(10,750)         (15)%

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

COST OF REVENUES

Cost of revenues for the nine months ended September 30, 2005 decreased to $22.9 million from $28.1 million in the same period of 2004. As a percentage of revenues these costs decreased to 38% in 2005 as compared to 40% in 2004. The 2005 costs are net of $540,000, or 1% of revenues, from the MCI Settlement. Cost of revenue reflects a decrease in costs as a percentage of revenue as a result of lower expenses for most items in this cost category including lower depreciation charges, savings from continuing cost reduction programs in network operations, lower telecom rates, favorable settlement dispute, reductions in facilities, including reducing the number of circuits, and reduced variable telecom charges consistent with reduced customer volumes.

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

SALES AND MARKETING EXPENSES

Sales and marketing expenses increased to $14.7 million in the nine months ended September 30, 2005 from $13.6 million in the same period of 2004. The increased expense relates to our increased staff and promotional program spending to expand Transaction Management Services.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $15.4 million in the nine months ended September 30, 2005 as compared to $18.1 million in the same period of 2004. These expenses include all costs for our executive, finance and accounting, customer billing and support, human resources and other headquarters office functions. Bad debt expenses, legal and accounting fees, insurance and office rent are other significant costs included in this category. The lower expenses of $2.7 million occurred in various cost components resulting from planned cost reduction programs and $384,000 in reduced bad debt which included the $110,000 recovery from the MCI Settlement in June 2005.

PRODUCT DEVELOPMENT EXPENSES

Product development costs, which consist primarily of personnel and consultants' time and expense to research, conceptualize, and test product launches and enhancements to our products, were $5.1 and $5.0 million for the nine months ended September 30, 2005 and 2004.

OTHER INCOME (EXPENSE), NET

Other income (expense), net amounted to a net other income of $507,000 in the nine months ended September 30, 2005 as compared to a net other expense of $234,000 during the same period of 2004. The 2005 amount includes the $1.9 million gain on the domain name repurchase agreement net of (1) a loss of $469,000 on the sale of marketable securities and (2) an increase in interest expense of $626,000 from the new Wells Fargo Term Loan obtained in December 2004. The increase in interest expense was due to interest charges in the current period from the new Wells Fargo Term Loan obtained in December 2004. Interest on the Company's previously outstanding debt, paid off with the Wells Fargo loan proceeds, had been capitalized in accordance with SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings", and did not result in charges in the statement of operations. This higher interest expense will continue throughout 2005.

LIQUIDITY AND CAPITAL RESOURCES

In 2004 and 2003 we had significantly improved our financial condition by (1) reducing operating costs through the consolidation of operations and other cost reduction programs; (2) restructuring our debt obligations and entering into a new credit financing with Wells Fargo; and (3) selling our non-core domain assets and our MailWatch service line.

In December 2004 we entered into an agreement with Wells Fargo Foothill, Inc., a subsidiary of Wells Fargo, for a credit facility of $15 million, including a $12 million term loan. In December 2004, we used $9.5 million of the proceeds from the term loan to pay off all our secured debt, which included a scheduled balloon payment of $5.8 million in June 2006, and in February 2005 we used an additional $1.4 million of proceeds to pay off subordinated debt in February 2005. The Wells Fargo term loan is repayable at $200,000 per month for 60 months although there are mandatory prepayments under certain conditions. The credit facility also provides for other advances of $3 million initially, but increasing to $7.5 million upon our meeting certain conditions. We have approximately $1 million of advances outstanding as of September 30, 2005 for working capital purposes. The covenants of the credit facility restrict the amount of our capital expenditures to $6.0 million in 2005 and $4.0 million per year thereafter. The credit facility also requires that our operations have minimum EBITDA results on a quarterly and annual basis. Failure to comply with these minimum requirements could result in the acceleration of the payment of the term loan as well as any future revolving credit advances made under the agreement. The credit facility also restricts the incurrence of indebtedness. The Company was in compliance with the capital expenditures and EBITDA covenants through September 30, 2005, but currently expects that it may not be in compliance with the EBITDA covenant, as revised, as of December 31, 2005.
The Company has requested that Wells Fargo modify or waive the EBITDA covenant for the period ending December 31, 2005, as necessary, in order to maintain compliance. For the nine months ended September 30, 2005 although our cash from operations amounted to $458,000 and cash from discontinued operations amounted to $400,000, our cash and cash equivalents decreased by $3.8 million because we used $2.3 million in investing activities and $2.5 million in financing activities. Investing activities include $3.8 million of purchases of equipment largely related to our new network facility in Piscataway, NJ. The facility has been completed so that additional capital expenditures will be at lower amounts for the balance of 2005. This spending was offset by $1.0 million in proceeds from the sale of marketable securities and $0.8 million in proceeds from the sale of the domain names repurchase rights. Financing activities include $3.2 million in long term debt repayments net of $1.0 million in net borrowings from our credit arrangement with Wells Fargo and other items amounting to a net of $0.3 million. Repayments of long term debt for the balance of 2005 will amount to $0.6 million

We believe our current cash and cash equivalent balances, the availability of funds under the credit facility and cash from operations will provide adequate funds for operating and other planned expenditures and debt service, including the expansion of our sales and marketing force and our capital spending programs, for at least the next twelve months.

For each of the years ended December 31, 2004 and 2003, we received a report from our former independent registered public accountants containing an explanatory paragraph stating that we have a working capital deficiency and an accumulated deficit that raises substantial doubt about our ability to continue as a going concern. Management's plans in regard to this matter are described in
Note 1(b) to our annual financial statments. Our condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. If the Company's cash flow is not sufficient, we may need additional financing to meet our debt service and other cash requirements. However, if we are unable to raise additional financing, restructure or settle additional outstanding debt or generate sufficient cash flow, we may be unable to continue as a going concern. Management believes the Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, and to maintain profitable operations. Throughout 2002, 2003 and 2004, management improved the Company's operations through cost reductions resulting in net cash from operations of $2.2 million, $7.7 million and $6.0 million, respectively, for those years. During those years, the Company reduced its working capital deficit to $19.6 million at year end 2002, to $11.8 million at year end 2003 and to $31,000 at year end 2004. During 2003, the Company reduced its debt by $63.0 million. In December, 2004, the Company refinanced its remaining secured debt through a new credit facility with Wells Fargo Foothill, Inc. In 2005, management is continuing the process of further reducing telecommunications and network-related operating costs and general and administrative expenses while increasing its sales and marketing efforts in order to increase revenues in future periods. There can be no assurance that the Company will be successful in these efforts.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS 123 (revised 2004), "Share-Based Payment" (SFAS 123(R)) which replaces SFAS 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees. Among other items, SFAS 123(R) eliminates the use of APB 25 and the intrinsic method of accounting, and requires all share-based payments, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS 123(R) is effective for public companies beginning with the first interim period that begins after June 15, 2005. The adoption date was effectively changed to the first annual period starting after June 15, 2005 by the Securities and Exchange Commission. As a result, the Company will adopt SFAS 123(R) in 2006 and in accordance with its provisions will recognize compensation expense for all share-based payments and employee stock options based on the grant-date fair value of those awards. The Company is currently evaluating the impact of the statement on its financial statements. See Note 1 (h) for the proforma effect of SFAS 123 on the reported net income (loss) for the three and nine month periods ended September 30, 2005 and 2004.

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

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from fluctuations in foreign exchange rates, credit risk and interest rate risk. The Company maintains continuing operations in Europe (mostly in England) and, to a lesser extent, in Singapore and Malaysia. Fluctuations in exchange rates may have an adverse effect on the Company's results of operations and could also result in exchange losses. The impact of future rate fluctuations cannot be predicted adequately. To date, the Company has not sought to hedge the risks associated with fluctuations in exchange rates.

Credit Risk - Our accounts receivable are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. As a result, we do not anticipate any material losses in excess of the allowance for doubtful accounts.

Interest Rate Risk - Interest rate risk refers to fluctuations in the value of a security resulting from changes in the general level of interest rates. Investments that are classified as cash and cash equivalents have original maturities of three months or less. Changes in the market's interest rates do not affect the value of these investments. In December 2004 we entered into a variable interest rate credit agreement with Wells Fargo that creates an interest rate risk for the Company on the $12 million Term Loan as well as the outstanding working capital advance of $950,000.. The impact of this risk assuming the current amortization schedule of the outstanding Term Loan and a hypothetical shift of 1% in interest rates would be an increase or decrease, as applicable, in annual interest costs of $99,000 related to the Term Loan and the currently outstanding advance amount. The Company has considered the use of interest rate swaps and similar transactions to minimize this risk but has not entered into any such arrangements to date. The Company intends to continue to evaluate this risk and the cost and possible implementation of such arrangements in the future.

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

WE HAVE INCURRED LOSSES FROM OPERATIONS IN PRIOR YEARS.

We achieved income from operations for a full fiscal year for the first time in 2004, but we may not be able to sustain profitability. We had net income of $50.9 million for the year ended December 31, 2003; however, the net income for 2003 included $54.1 million of gains on debt restructuring and settlements. For years prior to 2003 and since our inception in 1999 we incurred net losses in every year resulting in an accumulated deficit of $540.7 million as of December 31, 2004. For the nine months ended September 30, 2005, we had a loss from operations of $2.1 million and a net loss of $1.6 million.

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

WE MAY NEED TO RAISE CAPITAL IN THE FUTURE TO INVEST IN THE GROWTH OF OUR BUSINESS AND TO FUND NECESSARY EXPENDITURES.

We may need to raise additional capital in the future. See Part I. Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources contained in our Annual Report on Form 10-K/A and subsequent filings with the SEC. At September 30, 2005, we had $8.4 million of cash and cash equivalents. Our principal fixed commitments consist of obligations under a credit agreement, obligations under capital leases, obligations under office space leases, accounts payable and other current obligations, commitments for capital expenditures and commitments for telecommunications services. For each of the five years ended December 31, 2004, 2003, 2002, 2001 and 2000, we received a report from our independent accountants containing an explanatory paragraph stating that we have a working capital deficiency and an accumulated deficit that raise substantial doubt about our ability to continue as a going concern. We may need additional financing to invest in the growth of our business and to pay other obligations, and the availability of such financing when needed, on terms acceptable to us, or at all, is uncertain. See "Risk Factors - We have incurred significant indebtedness for money borrowed, and we may be unable to pay debt service on this indebtedness." If we are unable to raise additional financing, generate sufficient cash flow, or restructure our debt obligations before they become due and payable, we may be unable to continue as a going concern.

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

WE HAVE INCURRED SIGNIFICANT INDEBTEDNESS FOR MONEY BORROWED, AND WE MAY BE UNABLE TO PAY DEBT SERVICE ON THIS INDEBTEDNESS.

As of September 30, 2005, we had outstanding a term loan of $10.2 million payable over the next 51 months; obligations under office space leases; and commitments for telecommunications services. We currently have $2.4 million in principal payments and additional amounts in interest payments due during the twelve month period after September 30, 2006. Our credit facility with Wells Fargo requires us to maintain minimum specified levels of EBITDA and prohibits us from incurring capital expenditures in excess of specified amounts. See "Management's Discussion and Analysis - Liquidity and Capital Resources" contained in our Annual Report on Form 10-K/A and subsequent filings with the SEC. We received a waiver of the capital expenditures covenant for 2004.

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

Under a Transition Services Agreement entered into in connection with the acquisition, AT&T agreed to provide us with a variety of services to enable us to continue to operate the business pending the transition to EasyLink. We have successfully transitioned virtually all of these services provided by AT&T under the Transition Services Agreement to ourselves, including customer service, network operations center, telex switching equipment and services and office space in a variety of locations. The Transition Services Agreement expired on January 31, 2003. However, the network for the portion of this business relating to EDI, fax and email services continues to reside on AT&T's premises under an agreement with AT&T, but is being operated and maintained by EasyLink. This agreement expires on June 30, 2006, and AT&T has informed us that they will not extend the agreement beyond this date. If we are unable to extend the agreement, we will need to either migrate the network off of the AT&T premises to EasyLink's premises or migrate the customers to a replacement network. As a result, we have built a new network center at our corporate headquarters located in Piscataway, New Jersey and have commenced the migration of these operations to this center.

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

On August 23, 2005, the Company received notice from The NASDAQ Stock Market, Inc. Listing Qualifications Staff that the Company has failed to comply with the filing requirement for continued listing set forth in Nasdaq Marketplace Rule 4310(c)(14) due to the Company's failure to file its quarterly report on Form 10-Q for the three months ended June 30, 2005 on a timely basis and that its common stock is therefore subject to potential delisting from The Nasdaq National Market. On September 29, 2005, the Company appeared before a Nasdaq Listing Qualifications Panel to request an extension of time to file its Quarterly Reports on Form 10-Q for the quarters ending June 30, 2005 and September 30, 2005. On November 7, 2005, the Company received notice that the Panel granted the Company's request for an extension until December 19, 2005 to file these reports. On December 7, 2005, the Company received notice from The NASDAQ Stock Market, Inc. Listing Qualifications Staff that the Company has failed to comply with the filing requirement for continued listing set forth in Nasdaq Marketplace Rule 4310(c)(14) due to the Company's failure to file its quarterly report on Form 10-Q for the three months ended September 30, 2005 on a timely basis. The December 7, 2005 notice had no effect on the Panel's determination to grant the Company an extension until December 19, 2005 to complete these filings. The Company has cured the filing deficiency relating to its Form 10-Q for the quarter ending June 30, 2005 by the filing of that report on December 15, 2005 and the Company believes that it has cured the filing deficiency relating to its Form 10-Q for the quarter ended September 30, 2005 by the filing of this report. The Company's stock will remain listed on The NASDAQ National Market under the trading symbol "EASYE" during the pendency of the Company's filing delinquency.

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

We had a total stockholders' equity in the amount of $12.0 million as of September 30, 2005 in comparison to the $10 million minimum total stockholders' equity requirement.

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

As required by Securities and Exchange Commission rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that, in light of the material weaknesses described below, as of September 30, 2005, the Company's disclosure controls and procedures were not effective.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of the errors described in Note 2 to the condensed consolidated financial statements included in the Company's Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2005 that underlie the restatement of its financial statements for the year ended December 31, 2004 and the quarter ended March 31, 2005, the Company identified the following material weaknesses in its internal control over financial reporting:

   1. As of March 31, 2005, the Company did not have the appropriate level of expertise to properly calculate and review its accounting for income taxes in its foreign subsidiaries. Specifically, the Company estimated its UK subsidiaries' UK income tax liability based on information contained in its statutory reports. These reports incorrectly stated the amount of net operating losses available to the UK subsidiaries as of December 31, 2003. The Company did not have the appropriate control procedures to determine the accuracy of the net operating loss information contained in the statutory reports. This control deficiency resulted in the restatement of the Company's consolidated financial statements at December 31, 2004 and for the year then ended and at March 31, 2005 and for the three months then ended.

   2. As of March 31, 2005, the Company did not maintain effective controls over the accounting for and review of certain accounts because it did not have adequate personnel with sufficient expertise and adequate review and reconciliation procedures to correctly account for such transactions in accordance with generally accepted accounting principles. These accounts included certain accrued expense liabilities, fixed assets, accumulated depreciation, currency translation gains and losses and related costs and expenses. This control deficiency contributed to the restatement of the Company's consolidated financial statements at December 31, 2004 and for the year then ended and at March 31, 2005 and for the three months then ended.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the quarter ended September 30, 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During November 2005, we implemented the changes in our internal control over financial reporting described below in this Item 4 to address the identified material weaknesses described above.

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

      2. Expanded the existing balance sheet review process by increasing the accounts and items slected for a more detailed review.

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

On November 14, 2005, a former Turkish-based reseller of the Company named Arisegroup and its principals filed what purported to be a derivative complaint on behalf of a recently formed Turkish entity against the Company, certain of the Company's current and former directors and officers and Swift Comtext Limited, a UK subsidiary of the Company, in the Supreme Court of the State of New York, County of New York. The complaint alleges breach of contract, tortious interference with contract, unjust enrichment, conversion, misappropriation of corporate opportunity, breach of fiduciary duties and fraud in the inducement and makes a claim for an accounting. The complaint seeks relief in the form of, among other relief, compensatory damages "in an amount in excess of $5,000,000.00", punitive damages "in an amount in excess of $10,000,000.00," pre-judgment interest and costs. The complaint arises out of the termination of a reseller/sponsorship arrangement between Arise and the Company and alleges the defendants agreed to establish and operate a corporation to conduct and expand EasyLink's business in Turkey and that "plaintiffs" would own 50% of the corporation. As of the date of filing of this report, the Company and, to the Company's knowledge, the other defendants have not yet been served. The Company believes that the allegations against the Company and the individual defendants are without merit. The Company intends to defend the complaint vigorously and to pursue available remedies for the filing this complaint.

The Company has settled the third party claim against it for implied indemnification and/or contribution arising out of a putative class action against Steven Brin and other defendants for allegedly sending or causing to be sent unsolicited advertisements to telephone facsimile machines in violation of the federal Telephone Consumer Protection Act, 47 U.S.C. ss. 227, the Illinois Consumer Fraud and Deceptive Business Practices Act and common law conversion and trespass. The claims were dismissed with prejudice on August 18, 2005. Under the signed settlement agreement, which is subject to approval by the court, the Company contributed $1,500 to a $22,000 overall settlement of the underlying action against Mr. Brin and the other defendants.

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

During the three months ended September 30, 2005, the Company issued 151,348 shares of Class A common stock valued at approximately $126,000 in connection with matching contributions to its 401(k) plan. These issuances were not subject to the registration requirements of the Securities Act because the issuance of the shares was not voluntary and contributory on the part of employees.

On August 1, 2005, the Company committed to issue an aggregate of 425,000 shares in connection with the acquisition of Quickstream Software, Inc. ("Quickstream"). Of this amount, 419,304 shares have been issued through the date of this report. A portion of the shares were issued to certain stockholders and holders of debt and other obligations of Quickstream pursuant to the exemption under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and Regulation D promulgated thereunder. The balance of the shares was granted to former employees of Quickstream who became employees of the Company in a transaction not subject to the registration requirements of the Securities Act because the issuance of the shares was not voluntary and contributory on the part of employees

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

December 19, 2005

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