Form 10-K
period 2005-12-31
EASYLINK SERVICES CORP
filed 2006-04-03
CIK 1081661

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2005

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

            Title of Each Class Name of Exchange on Which Registered Class A Common Stock, $0.01 par value NASDAQ Capital Market

Indicate by check if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ] Yes [X] No

Indicate by check if the registrant is not required to file reports pursuant to
Section 13 or Section 15(d) of the Act. [ ] Yes [X] No

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.

Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ] Yes [X] No

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2005 was $38,375,000. Solely for purposes of this calculation, the aggregate voting stock held by non-affiliates has been assumed to be equal to the number of outstanding shares of Class A common stock excluding shares held by all directors and executive officers of the Company and by holders of shares representing more than 10% of the outstanding Class A common stock of the Company.

Indicate the number of outstanding shares of each of the registrants' classes of common stock as of February 28, 2006: Class A common stock, 45,311,915 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2006 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

FORM 10-K INDEX

                                                                                      Page
Item No.                                                                              No.
--------                                                                              ----
Part I

1.    Business....................................................................       3

1A.   Risk Factors................................................................       8

1B.   Unresolved Staff Comments...................................................      17

2.    Properties..................................................................      17

3.    Legal Proceedings...........................................................      17

4.    Submission of Matters to a Vote of Security Holders.........................      18

Part II

5.    Market for Registrant's Common Equity, Related Stockholder Matters
      and Issuers Purchases of Equity Securities..................................      18

6.    Consolidated Selected Financial Data........................................      21

7.    Management's Discussion and Analysis of Financial Condition
      and Results of Operations...................................................      24

7A.   Quantitative and Qualitative Disclosures About Market Risk..................      32

8.    Consolidated Financial Statements and Supplementary Data....................      33

9.    Changes in and Disagreements with Accountants on Accounting and
      Financial Disclosure........................................................      66

9A.   Controls and Procedures.....................................................      66


Part III

The information required by Items 10 through 14 in this part is omitted pursuant to Instruction G of Form 10-K. This information will be included in an amendment to this Form 10-K or a definitive Proxy Statement, pursuant to Regulation 14A, to be filed not later than 120 days after December 31, 2004.

Part IV

15.   Exhibits and Financial Statement Schedules..................................      67

(a) Consolidated Financial Statements and Financial Statement Schedules

      (1) Consolidated Financial Statements-See Item 8.

      (2) Financial Statement Schedules - All schedules normally required by
      Form 10-K are omitted since they are either not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

(b)  Exhibits ....................................................................      67

Signatures........................................................................      75

Exhibit Index.....................................................................      76

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

We offer our services to thousands of business customers worldwide including many of the Fortune Global 500. In 2005, approximately 69% of EasyLink's revenue was attributable to our United States business and 31% was attributable to our business outside the United States. Outside of the United States, we have either direct and/or indirect distribution channels in Brazil, Canada, France, Germany, Hong Kong, Israel, India, Japan, Korea, Malaysia, Singapore, United Arab Emirates and the United Kingdom. The United Kingdom is the largest contributor to our international revenues, as well as the primary location of EasyLink's network and servicing infrastructure, outside of the United States. See Note 23 to Consolidated Financial Statements contained in Item 8 of this report for additional information relating to our geographical operations.

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

Typically, our services extend the capabilities and geographic reach of a customer's e-commerce system. By using our services, a customer can exchange information in a reliable and secure manner and with the flexibility to adapt to the diversity of e-commerce systems and applications in use. Our transaction delivery and transaction management services provide a broad range of capabilities to enterprises, including the ability to:

        - gain access to and use our services through a variety of commonly used enterprise e-commerce application platforms such as: SAP, Oracle, Web sites, electronic data interchange or EDI systems, proprietary systems designed and owned by our customers, and others, running on computer systems from mainframe to desktop PC to handheld computer systems;

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

        - exchange information with other computer networks using a broad range of communication protocols that computer networks use to exchange information: HTTP, SMTP, TCP/IP, FTP, UNIX/UUCP, Telnet, X.400, and IBM proprietary;

        - transform and exchange information in over 200 document types or formats, including EDI, HTML, XML, PDF, TIFF;

        - convert paper and fax transactions into electronic data formats including EDI and XML, which can be processed directly by customer systems such as claims systems, purchasing and payment systems, underwriting systems, workflow systems and databases.

        - provide the means for customers to sort, route, review, approve and store documents electronically within their organization, rather than using paper and manual methods

Through the ongoing development and introduction of new services, we plan to continue to build upon the substantial customer base, technology and servicing assets we brought together during 2001. We are building these capabilities to increase the accessibility, security, data translation and document transformation capabilities of our network.

OUR BUSINESS SERVICES

We offer a range of transaction management and transaction delivery services to a customer base composed predominantly of business enterprises. The following chart describes our major service offerings in each category:

               SERVICE                                DESCRIPTION
-------------------------------------   ----------------------------------------
TRANSACTION MANAGEMENT SERVICES:

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

                                        EasyLink Workflow Service provides the
                                        capabilities of moving, storing, and
                                        retrieving images and documents
                                        electronically within a workgroup.
                                        Typically, this hosted service will
                                        receive documents from another EasyLink
                                        service such as Fax to Email and provide a digital workflow and/or document repository for those documents as a single, seamlessly integrated solution. EasyLink's workflow solution incorporating customer specific business rules to support review and approve, search and retrieve, or collaboration processes.

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

EASYLINK IP-EDI SERVICE                 The EasyLink IP (Internet Protocol) EDI
                                        Service provides Internet access to EDI, enabling small to medium sized enterprises to trade with their major partners in a more cost-effective and easier to implement manner.

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

REVENUES

Our services generate revenue from per-message charges, per-page charges, per-minute charges, per-character set charges, monthly per-user fees, license fees and consulting fees. We charge our EDI customers per message. Customers of our production messaging services and transaction management services pay consulting fees based upon the level of integration work and set-up requirements plus per-page or per-minute usage charges, depending on the delivery method, for all messages successfully delivered by our network. Customers who purchase our integrated desktop messaging services pay monthly site license fees based on the number of user seats being deployed plus per page usage charges for all faxes successfully delivered by our network.

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

TECHNOLOGY

EASYLINK SERVICES NETWORK

The EasyLink Services network is a distributed, managed Internet Protocol
(IP)-based global network that supports all of our Transaction Management and Transaction Delivery services. The EasyLink Services distributed message network is built upon a combination of highly reliable computer systems dispersed around the world. We strive to operate our message systems at 99.5% availability to ensure continuous reliability for EasyLink Services customers' business critical applications.

The message systems are located at various operational centers in the United States as well as in the United Kingdom. The operational centers are located in major metropolitan centers with easy access to major network providers such as AT&T. This enables EasyLink Services to easily address facility growth. It also allows efficient access to EasyLink Services' major customers and potential markets. All of the EasyLink Services operational centers are secured with continuous power supply.

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

EasyLink Services offers its customers a wide range of secure access methods into the EasyLink Services network. Access methods can include MQ, X.25, dedicated point-to-point circuits, frame relay, and virtual private networks
(VPN). EasyLink Services' operational centers work in conjunction with its customers to ensure the constant availability of access into the network. Any circuit problems are proactively reported by the EasyLink Services' operational centers. EasyLink Services can also offer its customers managed and secure access on a global basis utilizing AT&T's worldwide network access services.

On February 23, 2001, we completed the acquisition of Swift Telecommunications, Inc. and the EasyLink Services business that Swift had just acquired from AT&T Corp. The EasyLink Services business acquired from AT&T provided a variety of transaction delivery services such as EDI and production messaging services. This business was a division of AT&T and was not a separate independent operating entity. The network for the portion of this business relating to EDI, fax and email services continues to reside on AT&T's premises under an agreement with AT&T, but is being operated and maintained by EasyLink. This agreement expires on June 30, 2006, and AT&T has informed us that they do not wish to extend the agreement beyond this date. As a result, we have built out a new network center at our corporate headquarters located in Piscataway, New Jersey and have commenced the migration of these operations to this center. If we are unable to complete the migration of all of these operations and affected customers by June 30, 2006, we will seek to enter into alternative arrangements with AT&T to accommodate any remaining operations. Effective February 1, 2003, the Company entered into a Professional Services Agreement with AT&T providing for technical support at the AT&T facility. The original agreement was for a term of six months but, as provided in the agreement, has been renewed for additional six month periods at EasyLink's request although generally at reduced levels of service.

TELECOMMUNICATIONS SERVICES

On July 21, 2005, Company entered into a new Master Carrier Agreement (MCA) with AT&T Corp. ("AT&T") for the purchase of switched services, private lines, frame relay service, asynchronous transport mode service and Internet service. Under the MCA, the Company has a minimum purchase commitment in the aggregate for all of the above services of $5 million over the 2-year term of the agreement. If the Company terminates the MCA prior to the end of the term or AT&T terminates the services for the Company's breach, the Company must pay to AT&T a termination charge equal to 50% of the unsatisfied minimum purchase commitment for the remaining portion of the term. In connection with the MCA, the Company and AT&T also entered into an amendment to the Intellectual Property Agreement relating to intellectual property rights acquired from AT&T when the Company acquired the EasyLink Services business from AT&T in 2001. Under the amendment, the Company will have until June 30, 2006 to make changes to the systems acquired in the 2001 purchase of the EasyLink Services business to eliminate all use of the letters "att" in the e-mail addresses of users of EasyLink services.

We have also committed to purchase from Verizon Business (formerly MCI Worldcom) a minimum of $900,000 per 12-month period in other telecommunications services through March 2007.

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

Competition in the transaction delivery and transaction management sectors varies. Competitors in the EDI and Trading Community Enablement Services markets include Inovis, Internet Commerce Corp., GXS, and Sterling Commerce, Inc., a subsidiary of AT&T Corp. Our competitors in the integrated desktop messaging and production messaging markets include Premier Global Services' Xpedite Services and J2 Global Communications as well as a number of smaller, regional providers around the world. Competition in the document capture and management services markets is primarily in the form of software-based solutions customers deploy and operate themselves, as well as a number of small, regional service bureau companies.

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

ITEM 1A

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

WE HAVE INCURRED LOSSES FROM OPERATIONS IN PRIOR YEARS.

We incurred a net loss of $1.1 million and a loss from operations of $2.0 million in 2005. We achieved income from operations for a full fiscal year for the first time in 2004. We had net income of $50.9 million for the year ended December 31, 2003; however, the net income for 2003 included $54.1 million of gains on debt restructuring and settlements. For years prior to 2003 and since our inception in 1999 we incurred net losses in every year. As a result, we had an accumulated deficit of $541.7 million as of December 31, 2005.

We have experienced declining revenues in each of the years ended December 31, 2005, 2004 and 2003 as compared to the prior year. See Part II, Item 7:
Management's Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K and subsequent filings with the SEC. If we do not succeed in maintaining or increasing our revenues, our losses may continue.

IF WE ARE UNABLE TO RAISE CAPITAL BY MAY 1, 2006 OR IF OUR REVENUES DECLINE AND WE ARE UNABLE TO GENERATE SUFFICIENT CASH FLOW, WE MAY BE UNABLE TO PAY DEBT SERVICE ON OUR INDEBTEDNESS OR COMPLY WITH APPLICABLE COVENANTS.

As of March 31, 2006, we had outstanding indebtedness under our credit facility of $9.0 million payable over the next 30 months; obligations under office space leases; and commitments for telecommunications services. We currently have $5.4 million in principal payments and additional amounts in interest payments due during the twelve month period after March 31, 2006. These obligations include $3 million in principal payments due on May 1, 2006. Our credit facility with Wells Fargo requires us to raise at least $4 million of debt or equity financing by May 1, 2006 and to maintain minimum specified levels of EBITDA and prohibits us from incurring capital expenditures in excess of specified amounts. The credit agreement also requires that we maintain a minimum cash balance of $1.5 million in a specified account and at least $3.5 million of eligible accounts receivable availability. See "Management's Discussion and Analysis - Liquidity and Capital Resources" contained in this Annual Report on Form 10-K and subsequent filings with the SEC.

The Company has received letters of intent for $4.3 million of a proposed $5.4 million common stock financing. The Company is pursuing this financing and alternative financings to meet the May 1, 2006 obligations under its credit agreement. No assurance can be given that we will be able to complete this financing or an alternative financing. If we do not complete the required debt or equity financing by May 1, 2006 and we are unable to negotiate an extension or modification of our credit agreement, we will be unable to comply with the obligation to repay $3 million and will be in default under our credit agreement, which would permit our lender to accelerate the maturity of the obligations. If our revenues decline and we are not able to correspondingly reduce expenses, we cannot assure you that we will be able to pay interest and other amounts due on our outstanding indebtedness, or our other obligations, on the scheduled dates or at all. If our cash flow and cash balances are inadequate to meet our obligations, we could face substantial liquidity problems. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments, or if we otherwise fail to comply with any covenants in our credit agreement such as the EBITDA, minimum cash balance, eligible accounts receivable availability or capital expenditures covenants, we would be in default under these obligations, which would permit our lender to accelerate the maturity of the obligations.

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

The elimination of outstanding debt pursuant to our debt restructuring completed in 2003 and prior years resulted in substantial cancellation of debt income for income tax purposes. We minimized income tax payable as a result of the restructuring by, among other things, offsetting the income with our historical net operating losses and otherwise reducing the income in accordance with applicable income tax rules. As a result, we did not incur any material current income tax liability from the elimination of this debt. However, the relevant tax authorities may challenge our income tax positions, including the use of our historical net operating losses to offset some or all of the cancellation of debt income and the application of the income tax rules reducing the cancellation of debt income. If we are not able to offset or otherwise reduce the cancellation of debt income, we may incur material income tax liabilities as a result of the elimination of debt and we may be unable to pay these liabilities.

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

WE MAY NEED TO RAISE CAPITAL IN THE FUTURE TO INVEST IN THE GROWTH OF OUR BUSINESS AND TO FUND NECESSARY EXPENDITURES.

We may need to raise additional capital in the future. See Part I. Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources contained in this Annual Report on Form 10-K and subsequent filings with the SEC. At December 31, 2005, we had $6.3 million of cash and cash equivalents. Our principal fixed commitments consist of obligations under a credit agreement, obligations under capital leases, obligations under office space leases, accounts payable and other current obligations, commitments for capital expenditures and commitments for telecommunications services. We may need additional financing to invest in the growth of our business and to pay other obligations, and the availability of such financing when needed, on terms acceptable to us, or at all, is uncertain. See "Risk Factors - We have incurred significant indebtedness for money borrowed, and we may be unable to pay debt service on this indebtedness." If we are unable to raise additional financing, generate sufficient cash flow, or restructure our debt obligations before they become due and payable, we may be unable to continue as a going concern.

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

WE MAY BE UNABLE TO SUCCESSFULLY COMPLETE THE MIGRATION OF THE NETWORK RELATING TO OUR BUSINESS ACQUIRED FROM AT&T OFF OF AT&T PREMISES.

The network for the portion of our business relating to EDI, fax and email services continues to reside on AT&T's premises under an agreement with AT&T, but is being operated and maintained by EasyLink. This agreement expires on June 30, 2006, and AT&T has informed us that they will not extend the agreement beyond this date. As a result, we have built a new network center at our corporate headquarters located in Piscataway, New Jersey and have commenced the migration of these operations to this center. If we are unable to complete the migration of all of these operations and affected customers by June 30, 2006, we will seek to enter into alternative arrangements with AT&T to accommodate any remaining operations.

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

WE MAY FAIL TO MEET MARKET EXPECTATIONS BECAUSE OF FLUCTUATIONS IN OUR QUARTERLY OPERATING RESULTS, WHICH WOULD CAUSE OUR STOCK PRICE TO DECLINE.

We may experience significant fluctuations in our quarterly results. It is likely that our operating results in some quarters will be below market expectations. In this event, the price of our Class A common stock is likely to decline. The following are among the factors that could cause significant fluctuations in our operating results:

- incurrence of other cash and non-cash accounting charges, including charges resulting from acquisitions or dispositions of assets, including from write-downs of impaired assets;

- increases or decreases in the number of transactions generated by our customers (such as insurance claims, trade and travel confirmations, purchase orders, invoices, shipping notices, funds transfers, among others), which is affected by factors that affect specific customers, the respective industries in which our customers conduct business and the economy generally;

- non-cash charges associated with the adoption of SFAS 123R, "Share-Based Payment," which requires the recognition of compensation expense for all share-based payments and employee stock options beginning in the first quarter of 2006;

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

SEVERAL OF OUR COMPETITORS HAVE SUBSTANTIALLY GREATER RESOURCES, LONGER OPERATING HISTORIES, LARGER CUSTOMER BASES AND BROADER PRODUCT OFFERINGS.

Our business is, and we believe will continue to be, intensely competitive. See "Part I Item 1 - Business - Competition" contained in this Annual Report on Form 10-K and subsequent filings with the SEC.

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

OUR COMPUTER SYSTEMS MAY FAIL AND INTERRUPT OUR SERVICE.

Our customers have in the past experienced interruptions in our services. We believe that these interruptions will continue to occur from time to time. These interruptions are due to hardware failures, failures in telecommunications and other services provided to us by third parties and other computer system failures. These failures have resulted and may continue to result in significant disruptions to our service. Some of our operations have redundant switch-over capability. Although we plan to install backup computers and implement procedures on other parts of our operations to reduce the impact of future malfunctions in these systems, the presence of single points of failure in our network increases the risk of service interruptions. In addition, substantially all of our computer and communications systems relating to our services are currently located in Glen Head, New York; Jersey City, New Jersey; Piscataway, New Jersey; Washington, DC; Bridgeton, Missouri; Dayton, Ohio, and London, England. We currently do not have alternate sites from which we could conduct a major portion of these operations in the event of a disaster. Our computer and communications hardware is vulnerable to damage or interruption from fire, flood, earthquake, power loss, telecommunications failure and similar events. Our services would be suspended for a significant period of time if any of our primary data centers was severely damaged or destroyed. We might also lose customer transaction documents and other customer files, causing significant customer dissatisfaction and possibly giving rise to claims for monetary damages. We plan to consolidate over time an increasing portion of our computer systems and networks, including the migration during 2006 of the network equipment from the leased AT & T facility and our Glen Head, New York facility to our corporate headquarters. This consolidation may result in interruptions in our services to some of our customers.

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

Our business depends on the effectiveness of the Internet as a means of transmitting data. Any deterioration in the performance of the Internet as a whole could undermine the benefits of our services. We also depend on telecommunications network suppliers such as AT&T Corporation, Verizon Business and XO Communications for a variety of telecommunications and Internet services. The network for the EasyLink Services business acquired from AT&T continues to reside on AT&T's premises. See "Risk Factors - We may be unable to successfully complete the migration of the network relating to our business acquired from AT&T off of AT&T premises" above, and "Item 1. Business - Technology" contained in our Annual Report on Form 10-K and subsequent filings with the SEC.

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

REGULATION OF TRANSACTION DELIVERY AND TRANSACTION MANAGEMENT SERVICES AND INTERNET USE IS EVOLVING AND MAY ADVERSELY IMPACT OUR BUSINESS.

With some exceptions, online activity is not currently subject to U.S. laws and regulations that differ from those applicable to offline activities. Laws and regulations have been enacted to regulate activity that occurs only on the Internet (e.g., laws regulating the sending of unsolicited email advertisements, electronic signatures, etc.), or to limit the applicability of existing laws and regulations in the online environment (e.g., limiting copyright and tort liability for user-provided content). In the future, however, additional laws and regulations may be adopted at both the state and federal level to address issues such as, for example, user privacy, data security, marketing, pricing, and the characteristics and quality of products and services in the online context specifically.

We believe that our services are "information services" under the Telecommunications Act of 1996 and existing precedent and therefore would not currently be subject to traditional U.S. telecommunication services regulation. However, while the Federal Communications Commission ("FCC") historically has refrained from extensive regulation of entities that provide service using the Internet or Internet protocol ("IP"), it has recently begun to impose at least some regulatory paradigms on such services as they increasingly are used as substitutes for traditional communications services. For example, the FCC already has required certain providers of voice over Internet Protocol ("VoIP") telephony to provide enhanced 911 capability to their customers and to accommodate requests by law enforcement to permit electronic surveillance. If upheld in pending appeals, these requirements are likely to create additional costs. In addition, the FCC is currently considering whether to impose certain obligations on providers of Internet-based and IP-based services generally, including but not limited to VoIP. Such potential rules could include requirements to ensure access for disabled persons, contribute to universal service funds, and pay for using the public telephone network. Any of these requirements, if applicable to a given service, could increase the cost of providing that service. The FCC is also examining whether and how to differentiate among Internet-based and IP-based services to determine which services should be subject to particular regulatory obligations. It cannot be predicted whether such rules will be adopted and, if so, whether they would be applied to our non-voice services.

Moreover, although the FCC has indicated that it views certain Internet-based services as being interstate and thus subject to the protection of federal laws that warrant preemption of state efforts to impose traditional common carrier regulation on such services, the FCC's efforts are currently under legal challenge and we cannot predict the outcome of state efforts to regulate such services or the scope of federal policy to preempt such efforts.

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

As noted above, the FCC is considering whether providers of information services should be required to contribute to the universal service fund, which was established to subsidize telecommunications service in rural areas in the United States but to which only providers of telecommunications services are currently required to contribute; states may pursue similar inquiries with respect to their own funds. Apart from that issue, federal and state regulations could change in a manner that increases the contributions required by telecommunications carriers, which would in turn increase our costs in purchasing such telecommunications services. Providers are authorized to pass their contribution costs on to their customers; our costs for telecommunications services that we purchase thus reflect these amounts. The contributions are currently calculated as a percentage of telecommunications services revenues. Alternative contribution methodologies, such as the imposition of a fee per telephone line, and other changes have been proposed that could increase these amounts and thus our costs in purchasing such telecommunications services. If adopted, these changes may in turn require us to raise the price of one or more of our services to our customers. No assurance can be given that we will be able to recover all or part of any increase in costs that may result from these changes if adopted by the FCC or that such changes will not otherwise adversely affect the demand for our services.

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

A SUBSTANTIAL AMOUNT OF OUR COMMON STOCK MAY COME ONTO THE MARKET IN THE FUTURE, WHICH COULD DEPRESS OUR STOCK PRICE.

Sales of a substantial number of shares of our common stock in the public market could cause the market price of our Class A common stock to decline. As of February 28, 2006, we had an aggregate of 45,311,915, shares of Class A common stock outstanding. As of December 31, 2005, we had options to purchase 5,152,135 shares of Class A common stock outstanding and warrants to purchase 798,523 shares of Class A common stock outstanding.

As of March 31, 2006, substantially all of the shares of our outstanding Class A common stock were freely tradable, in some cases subject to the volume and manner of sale limitations contained in Rule 144. We may issue large amounts of additional Class A common stock, which may also be sold and which could adversely affect the price of our stock. Approximately 23.6 million of our outstanding shares were issued in connection with the elimination of debt during the nine months ended September 30, 2003. If the holders of these shares sell large numbers of shares, these holders could cause the price of our Class A common stock to fall.

OUR CLASS A COMMON STOCK MAY BE SUBJECT TO DELISTING FROM THE NASDAQ CAPITAL MARKET.

Our Class A common stock faces potential delisting from the Nasdaq Capital Market which could hurt the liquidity of our Class A common stock. We may be unable to comply with the standards for continued listing on the Nasdaq Capital Market. These standards require, among other things, that our Class A common stock have a minimum bid price of $1. In addition, the listing standards require that we comply with our SEC periodic reporting requirements and that we maintain compliance with various other standards.

On August 23, 2005, the Company received notice from The NASDAQ Stock Market, Inc. Listing Qualifications Staff that for 30 consecutive trading days the bid price of its common stock closed below the minimum $1.00 per share required for continued inclusion under Nasdaq Marketplace Rule 4450(a)(5) (the "Minimum Bid Price Rule"). The August 23, 2005 letter from Nasdaq indicates that, in accordance with Nasdaq Marketplace Rule 4450(e)(2), the Company has until February 21, 2006 (180 calendar days from the date of the letter) to regain compliance with the Minimum Bid Price Rule. Because the Company was unable to regain compliance with the Minimum Bid Price Rule by the expiration of the original 180 day grace period, or February 21, 2006, the Company applied to transfer the listing of its common stock from the NASDAQ National Market to the NASDAQ Capital Market. The Staff of NASDAQ notified EasyLink that its application to transfer its listing to the NASDAQ Capital Market was approved on February 16, 2006. On February 22, 2006, EasyLink received notice from NASDAQ that it had determined that EasyLink was entitled to the additional 180 day grace period to regain compliance with NASDAQ's $1 minimum bid price requirement. As a result of the determination, EasyLink will have until August 21, 2006 to comply with the $1.00 minimum closing bid price requirement on the Nasdaq Capital Market. The Company may regain compliance with the minimum bid price rule if, at any time before August 21, 2006, the bid price of its common stock closes at $1.00 per share or more for a minimum of ten consecutive trading days. The NASDAQ staff may, in its discretion, require the Company to maintain a bid price of at least $1.00 per share for a period in excess of ten consecutive business days (but generally no more than 20 consecutive business days) before determining that the Company has demonstrated the ability to maintain long-term compliance.

No assurance can be given that the Company will be able to regain compliance with the Minimum Bid Price Rule by August 21, 2006.

If the Company is unable regain compliance with the $1 minimum bid price requirement, its securities will be subject to delisting from the Nasdaq National Market.

If our common stock were to be delisted from trading on the Capital Market and were neither re-listed thereon nor listed for trading on another recognized securities exchange, trading, if any, in the Class A common stock may continue to be conducted on the OTC Bulletin Board or in the non-Nasdaq over-the-counter market. Delisting would result in limited release of the market price of the Class A common stock and limited news coverage of EasyLink and could restrict investors' interest in our Class A common stock and materially adversely affect the trading market and prices for our Class A common stock and our ability to issue additional securities or to secure additional financing.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX 404"), the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company's internal controls over financial reporting in their annual reports, including Form 10-KSB. In addition, the independent registered public accounting firm auditing a company's financial statements must also attest to and report on management's assessment of the effectiveness of the company's internal controls over financial reporting as well as the operating effectiveness of the company's internal controls. We were not subject to these requirements for the year ended December 31, 2005 or 2004. We have commenced the process of planning for the implementation of Section 404 reporting.

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

ITEM 1B UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2   PROPERTIES

UNITED STATES

Our headquarters are located in Piscataway, New Jersey where we occupy approximately 67,000 square feet of office, development lab and network space under a lease expiring in 2013. Our headquarters were previously located in Edison, New Jersey, where we have approximately 9,000 square feet still remaining under leases expiring in 2006. In addition, we have office, development lab and network space at three other locations throughout the United States under leases expiring in 2006 through 2010; two U.S. network installations co-located in telehousing facilities under short-term leases; and sales offices in New York City, Chicago, San Francisco and Los Angeles under leases expiring in 2006 and 2007. In connection with the acquisition of the EasyLink Services business from AT&T we also lease approximately 4,000 square feet under an Equipment Space Sublease Agreement with AT&T, as amended, for the operation of the network equipment for this business through June 30, 2006.

While we believe that these facilities meet our anticipated needs at least through the end of 2006, we continually review our needs and may add facilities in the future.

INTERNATIONAL

We lease approximately 11,000 square feet of office space in two locations in England. One office located in London is the headquarters location for the international division where the lease expires in June 2017, with cancellation allowable, 10 years prior to expiration in 2007. The lease for the second facility expires in 2008.

We lease approximately 15,000 square feet of office space in locations in Brazil, France, Germany, Hong Kong, India, Singapore, South Korea and United Arab Emirates. The leases expire at various dates through January 2007.

We also have telehousing and co-location agreements under short-term leases for our communications nodes around the world.

See the table of long-term obligations and commitments contained in Item 7, Part II, Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources for information relating to our lease commitments.

ITEM 3   LEGAL PROCEEDINGS

From time to time we have been, and expect to continue to be, subject to legal proceedings and claims in the ordinary course of business. These include claims of alleged infringement of third-party patents, trademarks, copyrights, domain names and other similar proprietary rights; employment claims; claims alleging unsolicited commercial faxes sent on behalf of our customers; and contract claims. These claims include claims that some of our services employ technology covered by third party patents. These claims, even if not meritorious, could require us to expend significant financial and managerial resources. No assurance can be given as to the outcome of one or more claims of this nature. If an infringement claim were determined in a manner adverse to the Company, we may be required to discontinue use of any infringing technology, to pay damages and/or to pay ongoing license fees which would increase our costs of providing service. In connection with the termination of an agreement to sell the portal operations of the Company's discontinued India.com business, the Company brought suit against a broker that it had engaged in connection with the proposed sale of the portal operations alleging, among other things, breach of contract and misrepresentation. The broker brought a counterclaim against the Company for a brokerage fee that would have been payable on the closing of the proposed sale. The court entered a judgment in the amount of $931,000 against the Company. In response to the judgment, the Company filed a motion to alter the judgment in which the Company, among other things, requested that the Court vacate the judgment or reduce the amount of damages. On February 20, 2003, the Court vacated the original judgment and entered a declaratory judgment in EasyLink's favor that EasyLink does not owe the broker any fee or other compensation arising from the failed sale of the portal operations. On March 13, 2003, the broker filed a motion to amend the judgment or for a new trial requesting, among other things, re-instatement of the original judgment or, in the alternative, a new trial. On September 10, 2003, the Court reinstated the previously vacated judgment in favor of the broker in the original amount of $931,000. The Company and the broker appealed the decision of the District Court to the United States Court of Appeals for the Second Circuit. On June 20, 2005, the Court of Appeals reversed the District Court's ruling that the broker was a third party beneficiary of the terminated agreement and set aside the $931,000 of damages awarded against the Company by the District Court. The Court of Appeals also rejected the broker's claim on appeal for additional damages. The Court of Appeals, however, also determined that the District Court had not fully resolved the issue of whether the Company had breached the agreement to sell the portal operations for the express purpose of avoiding the broker's commission. Accordingly, the Court of Appeals remanded the case to the District Court for further consideration. The broker subsequently filed a petition for rehearing with the Court of Appeals. On July 20, 2005, the Court of Appeals denied the broker's petition. Briefs and reply briefs were submitted to the District Court on or before January 27, 2006, and the parties are awaiting the decision of the District Court on the remand issue. No assurance can be given as to the Company's likelihood of success or its ultimate liability, if any, in connection with this matter. We cannot assure you that our ultimate liability, if any, in connection with the claim will not have a material adverse effect on our financial condition or cash flows.

On November 14, 2005, a former Turkish-based reseller of the Company named Arisegroup and its principals filed what purported to be a derivative complaint on behalf of a recently formed Turkish entity against the Company, certain of the Company's current and former directors and officers and Swift Comtext Limited, a UK subsidiary of the Company, in the Supreme Court of the State of New York, County of New York. The complaint alleges breach of contract, tortious interference with contract, unjust enrichment, conversion, misappropriation of corporate opportunity, breach of fiduciary duties and fraud in the inducement and makes a claim for an accounting. The complaint seeks relief in the form of, among other relief, compensatory damages "in an amount in excess of $5,000,000", punitive damages "in an amount in excess of $10,000,000," pre-judgment interest and costs. The complaint arises out of the termination of a reseller/sponsorship arrangement between Arise and the Company and alleges the defendants agreed to establish and operate a corporation to conduct and expand EasyLink's business in Turkey and that "plaintiffs" would own 50% of the corporation. As of the date of filing of this report, the Company and, to the Company's knowledge, the other defendants have not yet been served. The Company believes that the allegations against the Company and the individual defendants are without merit. The Company intends to defend the complaint vigorously and to pursue available remedies for the filing this complaint.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year covered by this report, no matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise.

ITEM 5   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

MARKET PRICE

                                                    2005
                         ----------------------------------------------------------------
                          FOURTH QUARTER   THIRD QUARTER   SECOND QUARTER   FIRST QUARTER
                          --------------   -------------   --------------   -------------
High...................       $ 1.00           $ 1.03           $ 1.35           $ 1.46
Low....................       $ 0.62           $ 0.62           $ 0.83           $ 1.00

MARKET PRICE

                                                       2004
                         ----------------------------------------------------------------
                          FOURTH QUARTER   THIRD QUARTER   SECOND QUARTER   FIRST QUARTER
                          --------------   -------------   --------------   -------------
High...................       $ 1.66           $ 1.50           $ 2.17           $ 1.90
Low....................       $ 1.12           $ 1.15           $ 1.09           $ 1.35

The Nasdaq closing market price at February 28, 2006 was $0.79.

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

NUMBER OF SECURITY HOLDERS

At February 28, 2006, the approximate number of holders of record of Class A common stock was 694, although there were many more beneficial owners.

STOCK LISTINGS

The principal market on which the common stock is traded is the NASDAQ Capital Market under the symbol "EASY".

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2005 with respect to shares of our common stock that may be issued under our existing equity compensation plans.

                                                                      YEAR ENDED DECEMBER 31, 2004
                                        -----------------------------------------------------------------------------------------
                                                                                                    NUMBER OF SECURITIES
                                        NUMBER OF SECURITES TO BE  WEIGHTED AVERAGE EXERCISE       REMAINING AVAILABLE FOR
                                         ISSUED UPON EXERCISE OF     PRICE OF OUTSTANDING        FUTURE ISSUANCE UNDER EQUITY
                                          OUTSTANDING OPTIONS,       OPTIONS, WARRANTS AND       COMPENSATION PLANS (EXCLUDING
                                           WARRANTS AND RIGHTS              RIGHTS            SECURITIES REFLECTED IN COLUMN (A))
PLAN CATEGORY                                    (A)                          (B)                             (C)
--------------------------------------  -------------------------  -------------------------  -----------------------------------
Equity compensation plans approved by
security holders                              4,561,597                 $   2.46                             417,284

Equity compensation plans not approved
by security holders (1)                         590,538                 $  10.77                                 -
                                              ---------                 --------                             -------
Total:                                        5,152,135                 $   3.42                             417,284

(1) Includes options to purchase 47,102 shares of Class A common stock at a weighted average exercise price of $13.95 per share under the Netmoves 1996 Stock Option Plan which were assumed in connection with the acquisition of Netmoves Corporation by the Company in 2000.

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

                                                                      YEAR ENDED DECEMBER 31, 2005
                                        -----------------------------------------------------------------------------------------
                                                                                                    NUMBER OF SECURITIES
                                        NUMBER OF SECURITES TO BE  WEIGHTED AVERAGE EXERCISE       REMAINING AVAILABLE FOR
                                         ISSUED UPON EXERCISE OF     PRICE OF OUTSTANDING        FUTURE ISSUANCE UNDER EQUITY
                                          OUTSTANDING OPTIONS,       OPTIONS, WARRANTS AND       COMPENSATION PLANS (EXCLUDING
                                           WARRANTS AND RIGHTS              RIGHTS            SECURITIES REFLECTED IN COLUMN (A))
PLAN                                             (A)                          (B)                             (C)
--------------------------------------  -------------------------  -------------------------  -----------------------------------
Plans Adopted in Acquisitions:
The Allegro Group Stock Option
Plan..................................            1,045                 $   7.03                             -
Lansoft Stock Option Plan.............              150                 $  16.88                             -
Netmoves 2000 Stock Option Plan.......           44,310                 $  16.69                             -
Netmoves 1996 Stock Option Plan.......           47,102                 $  13.95                             -
Other Plans:
Mail.com 1999 Supplemental Stock
Option Plan...........................           72,368                 $   7.91                             -
Mail.com 2000 Supplemental Stock
Option Plan...........................           94,585                 $   5.28                             -

The Company granted non-qualified options under individual stock option agreements to the persons and on the terms indicated in the following table:

NAME                                    GRANT DATE  EXPIRATION DATE   SHARES  EXERCISE PRICE
--------------------------------------  ----------  ---------------  -------  --------------
Gerald Gorman.........................      6/1/96           6/1/06   40,000  $       1.0000
Gerald Gorman.........................    12/31/96         12/31/06    7,250          5.0000
Gerald Gorman.........................      2/1/97           2/1/07    2,000         10.0000
Frank Graziano........................    11/14/00          1/31/09        4         16.8750
Frank Graziano........................    11/14/00          3/31/09      165         16.8750
Frank Graziano........................    11/14/00          2/28/09      338         16.8750
Dave Milligan.........................      6/1/96           6/1/06   25,000          1.0000
Gary Millin...........................      6/1/96           6/1/06   25,000          1.0000
Gary Millin...........................    12/31/96         12/31/06    9,700          5.0000
Gary Millin...........................      2/1/97           2/1/07    2,000         10.0000
Gary Millin...........................      2/1/97           2/1/07   10,000         10.0000
Thomas Murawski.......................     1/26/01          1/26/11  170,000         12.8125
Charles Walden........................     2/16/98          2/16/08   39,520         35.0000
                                        ----------  ---------------  -------  --------------
Total.................................                               330,978
                                                                     =======

RECENT SALES OF UNREGISTERED SECURITIES

During the three months ended December 31, 2005, EasyLink Services issued 127,716 shares of Class A common stock to the Company's 401(k) plan for employees' accounts at a weighted average price of $0.79 per share representing the Company's matching contribution to the plan in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933 or otherwise based on the inapplicability of the registration requirements of the Act.

Item 6  CONSOLIDATED SELECTED FINANCIAL DATA

The following consolidated selected financial data should be read in conjunction with the consolidated financial statements and the notes to these statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" elsewhere in this document. The consolidated financial statements included herein have been prepared assuming that the Company will continue as a going concern. The Company's independent public accountants have each included an explanatory paragraph in their audit report accompanying the 2005 and 2004 consolidated financial statements. The explanatory paragraph states that the Company has a working capital deficiency and an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 1(b). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We believe that due to the many acquisitions and dispositions, goodwill and intangibles impairment charges and debt restructuring gains that occurred during the period from 2001 through 2005, the period to period comparisons for 2001 through 2005 are not meaningful and should not be relied upon as indicative of future performance.

Five Year Summary of Selected Financial Data (in thousands, except per share and employee data)

                                                        2005            2004           2003           2002           2001
                                                    ------------   -------------   ------------   ------------   ------------
Consolidated Statement of Operations Data for the
   Year Ended December 31,
Revenues ........................................   $     78,659   $      91,840   $    101,347   $    114,354   $    123,929
Total cost of revenues and operating expenses (a)         80,701          82,754        102,264        201,287        296,170
Income (loss) from operations ...................         (2,042)          9,086           (917)       (86,933)      (172,241)
Total other income (expense), net (b) ...........            607           1,004         52,803          1,088         28,203
Income(loss) from continuing operations before
   income taxes .................................         (1,435)         10,090         51,886        (85,845)      (144,038)
Provision (credit) for income taxes .............           (350)          2,400             --             --             --
Income(loss) from continuing operations .........         (1,085)          7,690         51,886        (85,845)      (144,038)
Loss from discontinued operations ...............             --              --           (938)            --        (63,027)
Extraordinary gain ..............................             --              --             --             --            782
Net income (loss) ...............................         (1,085)          7,690         50,948        (85,845)      (206,283)

Basic net income(loss) per common share:
Income(loss) from continuing operations .........   $      (0.02)  $        0.17           1.47          (5.13)        (15.26)
Loss from discontinued operations ...............             --              --          (0.03             --          (6.68)
Extraordinary gain ..............................             --              --             --             --           0.09
                                                    ------------   -------------   ------------   ------------   ------------
Basic net income (loss) per common share ........   $      (0.02)  $        0.17   $       1.44   $      (5.13)  $     (21.85)
                                                    ============   =============   ============   ============   ============
Diluted net income(loss) per common share:
Income(loss) from continuing operations .........   $      (0.02)  $        0.17           1.46          (5.13)        (15.26)
Loss from discontinued operations................             --              --          (0.03)            --          (6.68)
Extraordinary gain ..............................             --              --             --             --           0.09
                                                    ------------   -------------   ------------   ------------   ------------
Diluted net income(loss) per common share .......   $      (0.02)  $        0.17   $       1.43   $      (5.13)  $     (21.85)
                                                    ============   =============   ============   ============   ============
Weighted average basic shares outstanding .......         44,687          44,004         35,402         16,733          9,442
Weighted average diluted shares outstanding .....         44,687          44,891         35,654         16,733          9,442

Consolidated Balance Sheet Data at December 31,
Cash and cash equivalents .......................          6,282          12,216          6,623          9,554         13,278
Total current assets ............................         20,351          28,963         19,813         23,511         36,900
Property and equipment, net .....................         10,252           8,071         10,641         14,833         21,956
Goodwill and other intangible assets, net .......         12,477          14,862         17,895         20,814        107,937
Total assets ....................................         43,975          52,664         49,411         61,011        170,242

Total current liabilities .......................         29,841          28,994         31,575         43,126         54,494
Capitalized interest on notes payable, less
   current portion ..............................             --              --            956          7,402         13,750
Long-term notes payable .........................             --           9,600         10,511         71,398         80,923
Total liabilities ...............................         31,594          39,694         44,999        122,833        149,733

Total stockholders' equity (deficit) ............         12,381          12,970          4,412        (61,822)        20,509

Number of employees at December 31, .............            396             469            483            572            587

(a)   Included in operating expenses are:

                                                        2005            2004           2003           2002           2001
                                                    ------------   -------------   ------------   ------------   ------------
Amortization of goodwill and other intangible
assets (1) ......................................          2,337          2,284          2,919          6,751         52,068
Impairment of intangible assets .................             --            750             --         78,784         62,200
Restructuring charges (credits) .................             --           (350)         1,478          2,320         25,337
(Gain) loss on sale of businesses/Mailwatch
   service line .................................            250         (5,017)            --           (426)         1,804

(b)   Included in other income (expense), net are:

                                                        2005            2004           2003           2002           2001
                                                    ------------   -------------   ------------   ------------   ------------
Interest income .................................            136            247             36            189            565
Interest expense ................................         (1,420)          (517)        (1,390)        (4,785)       (10,383)
Gain on domain names repurchase agreement .......          1,907
Gain on debt restructuring and settlements ......             --            984         54,078          6,558         47,960
Impairment of investments .......................             --             --             --         (1,515)       (10,131)
Other, net ......................................            (16)           290             79            641            192

See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of factors that affect the comparability of the selected financial data in the years presented above.

(1) The Company adopted SFAS No. 142 " Goodwill and Other Intangible Assets" as of January 1, 2002.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this annual report.

OVERVIEW
We are a provider of services that facilitate the electronic exchange of information between enterprises, their trading communities and their customers. On an average business day, we handle approximately one million transactions that are integral to the movement of money, materials, products and people in the global economy such as insurance claims, trade and travel confirmations, purchase orders, invoices, shipping notices and funds transfers, among many others. We offer a broad range of information exchange services to businesses and service providers, including Transaction Management Services and Transaction Delivery Services. Transaction Management Services consist of integrated desktop messaging services and document capture and management services such as fax to database, fax to data and data conversion services. Beginning in 2005, we offerred as a Transaction Management Service an enhanced production messaging service that we call EasyLink Production Messaging PM2.0 Service.

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

REVENUES

For the year ended December 31, 2005 total revenues were $78.7 million in comparison to $91.8 million in 2004 and $101.3 million in 2003. As detailed in the schedule below the declines in revenue in 2005 and 2004 as compared to the prior years were attributable to (1) lower revenues in our Transaction Delivery Services amounting to $14.8 million or 19% in 2005 as compared to 2004 and $11.3 million or 13% in 2004 as compared to 2003; and (2) $2.5 million and $2.2 million in lower MailWatch revenues in 2005 and 2004, respectively, as a result of the sale of this service line as of July 31, 2004. These declines were partially offset by increased revenues in our Transaction Management Services of $4.1 million in 2005 representing 33% growth over 2004 and $4.0 million in 2004 representing 48% growth in comparison to 2003.

                                                                                         PERCENT CHANGE
                                                                                   ---------------------------
                                                                                     2005 VS.       2004 VS.
                                          2005           2004           2003           2004           2003
                                      ------------   ------------   ------------   ------------   ------------
Transaction Management Services ...   $     16,377   $     12,304   $      8,334             33%            48%
Transaction Delivery Services .....         62,282         77,063         88,348            (19)%          (13)%
MailWatch .........................             --          2,473          4,665             --            (47)%
                                      ------------   ------------   ------------   ------------   ------------
                                      $     78,659   $     91,840   $    101,347            (14)%           (9)%

Transaction Delivery Services have been continually impacted by pricing pressures in the telecommunications market and by technological factors that replace or reduce the deployment of such services by our customers. This has led to lower volumes, negotiated individual customer price reductions at the time of service contract renewals and the loss of certain customers. Although we have focused efforts on stabilizing this revenue stream, we believe the trend will continue throughout 2006. We will seek to expand our newer Transaction Management Services and to upgrade customers who are using our basic production messaging services to our enhanced production messaging service, EasyLink Production Messaging PM2.0 Service.

OPERATING RESULTS

In 2005 our operating results amounted to a loss of $2.0 million (including $2.3 million in costs related to the Separation Agreement with our former President of the International division) in comparison to 2004 income from operations of $9.1 million (including $5.0 million of gains on the sale of our MailWatch service line and our domain assets). The revenue decline in 2005 resulted in a $7.0 million lower gross margin and is the major factor in the unfavorable change from year to year. In 2004, revenues also declined in comparison to the prior year but reduced cost of service resulted in a $3.9 million improvement in gross margin.

We heightened our efforts to increase revenues from Transaction Management Services during the fourth quarter of 2004 and during 2005 by hiring additional sales and marketing personnel and undertaking certain promotional programs. Our continued spending in these sales and marketing efforts will mean that our overall results for at least the first half of 2006 will be negatively impacted.

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

RESTRUCTURING ACTIVITIES

Restructuring activities are accounted for in accordance with SFAS No. 146 and, in 2004 and 2003, relate to the relocation and consolidation of our New Jersey office facilities into one location and a similar consolidation of our office facilities in England. The restructuring charges are comprised of abandonment costs with respect to leases, including the write-off of leasehold improvements. We continually evaluate the amounts established in the restructuring reserve so that amounts originally recorded in 2002 were increased in 2003 based on market conditions for subleasing the abandoned facilities. In 2004, mostly due to a settlement of liability related to one of our abandoned locations, $350,000 of restructuring charges was reversed. Our obligations for the remaining abandoned locations terminate in April 2006.

RESULTS OF OPERATIONS - 2005, 2004 AND 2003

                                                                                                      PERCENT CHANGE
                                                                                                 -----------------------
                                                                                                    2005       2004 VS.
                                                             2005         2004         2003       VS. 2004       2003
                                                          ----------   ----------   ----------   ----------   ----------
Revenues ..............................................   $   78,659   $   91,840   $  101,347        (14.4)%       (9.4)%

Cost of revenues ......................................       29,929       36,129       49,553        (17.2)%      (27.1)%
                                                          ----------   ----------   ----------   ----------   ----------
Gross Margin ..........................................       48,730       55,711       51,794        (12.5)%        7.6%
% of Revenue ..........................................           62%          61%          51%

Operating expenses:
Sales and marketing ...................................       19,449       18,715       18,379          4.1%         1.8%
General and administrative ............................       19,925       23,731       24,405        (14.6)%       (2.8)%
Product development ...................................        6,798        6,730        6,383          0.1%         5.4%
Separation agreement costs ............................        2,312           --           --          (a)          (a)
Amortization of intangible assets .....................        2,068        2,066        2,066          0.0%         0.0%
Impairment of intangible assets .......................           --          750           --          (a)          (a)
Restructuring charges (credits) .......................           --         (350)       1,478          (a)          (a)
(Gain) on sale of businesses/MailWatch service line ...          250       (5,017)          --          (a)          (a)
                                                          ----------   ----------   ----------
                                                              50,772       46,625       52,711          8.9%       (11.6)%
                                                          ----------   ----------   ----------

INCOME (LOSS) FROM OPERATIONS .........................       (2,042)       9,086         (917)

Other income (expense), net:
Gain on domain names repurchase agreement .............        1,907           --           --
Gain on debt restructuring and settlements ............           --          984       54,078
Interest income (expense), net ........................       (1,284)        (270)      (1,354)
Other .................................................          (16)         290           79
                                                          ----------   ----------   ----------
                                                                 607        1,004       52,803

INCOME (LOSS) FROM CONTINUING
   OPERATIONS BEFORE INCOME TAXES .....................       (1,435)      10,090       51,886

Provision (credit) for income taxes ...................         (350)       2,400           --
                                                          ----------   ----------   ----------
INCOME (LOSS) FROM CONTINUING OPERATIONS ..............       (1,085)       7,690       51,886
                                                          ==========   ==========   ==========

(a) Represents one time charges (credits) that are not comparable from period to period.

RESULTS OF OPERATIONS - 2005 AND 2004

REVENUES

Revenues in 2005 were $78.7 million as compared to $91.8 million in 2004. The decrease of $13.1 million was due primarily to reduced revenues in our Transaction Delivery services, as a result of lower volumes and negotiated individual customer price reductions, the loss of certain customers, the sale of our fax businesses in Singapore and Malaysia and $2.5 million in lower MailWatch revenues as a result of the sale of this service line on July 31, 2004. The reduced revenues were partially offset by a $4.1 million increase in Transaction Management services. We anticipate that our revenues derived from our Transaction Delivery services will continue to decline, while our Transaction Management services revenue is expected to increase in 2006.

COST OF REVENUES

Cost of revenues for 2005 decreased to $29.9 million from $36.1 million in 2004. As a percentage of revenues these costs decreased to 38% in 2005 as compared to 39% in 2004. Cost of revenue reflects a decrease in costs as a result of lower expenses in most of the cost components including lower depreciation charges, savings from continuing cost reduction programs in network operations, lower telecom rates, favorable dispute settlements including $540,000 or 1% of revenues from the MCI settlement, reductions in telecom facilities and reduced variable telecom charges consistent with reduced customer volumes.

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

SALES AND MARKETING EXPENSES

Sales and marketing expenses for 2005 increased to $19.4 million from $18.7 million in 2004. The increased expense relates to our increased staff and promotional program spending to expand Transaction Management services. We expect these expenses to continue at the increased levels throughout 2006.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $19.9 million in 2005 as compared to $23.7 million in 2004. The reduced costs occurred in most categories of this expense with the most significant reduction in officer and employee salaries and related tax and benefit expenses amounting to approximately $1.5 million. Cost reductions were generally achieved through reductions in head count. While certain cost components may vary, we anticipate general and administrative expenses in total for 2006 to be comparable to 2005 levels.

PRODUCT DEVELOPMENT EXPENSES

Product development costs, which consist primarily of personnel and consultants' time and expense to research, conceptualize, and test product launches and enhancements to our products, were $6.8 million for 2005 as compared to $6.7 million in 2004. We anticipate that spending for product development will continue at the same levels in 2006 in connection with the development of the new Transaction Management services and the continuing feature development of other services.

AMORTIZATION AND IMPAIRMENT OF INTANGIBLE ASSETS

Amortization of intangible assets relates to intangible assets with finite lives. The amortization is calculated on a straight line basis and, accordingly, this expense was $2.1 million in both 2005 and 2004. Amortization expense on assets with finite lives as of December 31, 2005 will decrease to $0.6 million in 2006 as the estimated lives on certain of the assets will expire in that year. In 2004 an impairment of the Company's trademark of $750,000 was recorded based upon the annual assessment of all intangibles. The Company determined that there was no impairment of intangible assets for 2005.

INTEREST INCOME (EXPENSE), NET

Interest income(expense), net for 2004 was $1.3 million of expense as compared to $270,000 of expense during 2004. The increase was primarily due to interest on the new Wells Fargo Term Loan obtained in December 2004. Interest on our previously outstanding debt, paid off with the Wells Fargo loan proceeds, had been capitalized in accordance with SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings", and did not result in charges in the statement of operations.

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

The elimination of outstanding debt in 2003 resulted in substantial income from cancellation of debt for income tax purposes. We minimized the income tax payable as a result of the restructuring by, among other things, offsetting the income with our historical net operating losses and otherwise reducing the income in accordance with applicable income tax rules. We did not incur any material current income tax liability from the elimination of this debt, although the relevant tax authorities may challenge our income tax positions.

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

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were comparable as these costs amounted to $23.7 million in 2004 as compared to $24.4 million in 2003.

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

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents balances decreased by $5.9 million in 2005 largely caused by a decline in our cash from operations which amounted to only $291,000 in 2005 as compared to $5.7 million in 2004. Our working capital deficit also worsened reaching $9.5 million as of December 31, 2005 as compared to $31,000 at December 31, 2004. $7.2 million of this decrease in working capital was attributable to the $3 million repayment obligation under the amendment to the credit agreement and the reclassification as currently payable of the portion of the term loan that is repayable after December 31, 2006. In addition, we spent $4.6 million for capital expenditures in 2005, mostly related to the build out of a new network center at our corporate office location in Piscataway, NJ and the migration of customer messaging to the new facility. In 2004 our capital expenditures amounted to $2.6 million.

In 2004 we had significantly improved our financial condition by (1) reducing operating costs through consolidation of certain operations and other cost reduction programs; (2) restructuring our debt obligations and entering into a new credit financing with Wells Fargo; and (3) selling our non-core domain assets and our MailWatch service line. At December 31, 2004 our cash and cash equivalents amounted to $12.2 million, a $5.7 million increase in comparison to balances on hand at December 31, 2003.

In December 2004 we entered into an agreement with Wells Fargo Foothill, Inc., a subsidiary of Wells Fargo, for a credit facility of $15 million, including a $12 million term loan. We used $10.9 million of the proceeds from the term loan to pay off all our secured debt and to pay off our subordinated debt at maturity in February 2005. The Wells Fargo term loan is repayable at $200,000 per month for 60 months although there are mandatory prepayments under certain conditions. The credit facility also provides for other advances of $3 million initially, but increasing to $7.5 million upon our meeting certain conditions. We had approximately $1 million of advances outstanding as of December 31, 2005.

The credit facility includes certain affirmative and restrictive covenants, including a restriction on the incurrence of indebtedness, a restriction on the payment of dividends, limitations on capital expenditures and maintenance on quarterly levels of EBITDA. On March 31, 2005, the Company entered into an amendment to the credit agreement whereby it can exclude severance charges related to the George Abi Zeid settlement of up to $2.5 million from the calculation of EBITDA for covenant compliance purposes. Additionally, in December 2005 Wells Fargo agreed to waive the EBIDTA covenant for the quarter ended December 31, 2005 and granted the Company certain other limited waivers pending further agreement on the financial covenants applicable to future periods.

On February 27, 2006 the Company entered into an amendment to the Credit Agreement establishing revised EBITDA covenants but eliminating our ability to drawn down any future Advances and also requiring the Company to pay the outstanding Advances balance of $950,000. The amendment also requires that we maintain a minimum cash balance of $1.5 million in a specified account and at least $3.5 million of eligible accounts receivable availability. The amendment further requires the Company to obtain at least $4.0 million in new subordinated debt or equity financing and to prepay $3.0 million of the Term Loan, both by May 1, 2006. The Company repaid the $950,000 in Advances in February 2006. The Company has received letters of intent for $4.3 million of a proposed $5.4 million common stock financing. The Company is pursuing this financing and alternative financings to meet the May 1, 2006 obligations under its credit agreement. If we do not complete the required debt or equity financing by May 1, 2006 and we are unable to negotiate an extension or modification of our credit agreement, we will be unable to comply with the obligation to repay $3.0 million and will be in default under our credit agreement, which would permit our lender to accelerate the maturity of the obligations.

If we raise the required $4.0 million of financing and make the $3.0 million repayment by May 1, 2006, we believe our current cash and cash equivalent balances, cash from operations and proceeds of such financing will provide adequate funds for operating and other planned expenditures and debt service for at least the next twelve months.

For each of the years ended December 31, 2005, 2004 and 2003, we received a report from our independent registered public accountants containing an explanatory paragraph stating that we have a working capital deficiency and an accumulated deficit among other factors that raise substantial doubt about our ability to continue as a going concern. Management's plans in regard to this matter are described in Note 1(b). Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. If we are unable to raise the required financing required by our credit agreement or to raise additional financing, restructure or settle additional outstanding debt or to generate sufficient cash flow from operations, we may be unable to continue as a going concern.

CONTRACTUAL OBLIGATIONS

Below is a table that presents our contractual obligations and commitments at December 31, 2005:

                                                            PAYMENTS DUE BY PERIOD (IN THOUSANDS)
                                                --------------------------------------------------------------
                                                              LESS THAN                                AFTER
                                                   TOTAL      ONE YEAR     1-3 YEARS    4-5 YEARS     5 YEARS
                                                ----------   ----------   ----------  -----------   ----------
Long-term debt obligations ..................   $   10,550   $    6,350   $    4,200  $        --           --
Operating and capital lease obligations .....       11,397        2,589        3,288        2,803   $    2,717
Purchase obligations mostly consisting of
  telecommunication contract commitments ....        6,277        4,275        1,798          204           --
Other long term liabilities .................        1,229          557          672           --           --
                                                ----------   ----------   ----------  -----------   ----------
                                                $   29,453   $   13,771   $    9,958  $     3,007   $    2,717
                                                ==========   ==========   ==========  ===========   ==========

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial position, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS 123 (revised 2004), "Share-Based Payment" (SFAS 123(R)) which replaces SFAS 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees. Among other items, SFAS 123(R) eliminates the use of APB 25 and the intrinsic method of accounting, and requires all share-based payments, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS 123(R) is effective for public companies beginning with the first annual period that begins after June 15, 2005. Accordingly, the Company will adopt SFAS 123(R) in 2006 and in accordance with its provisions will recognize compensation expense for all share-based payments and employee stock options based on the grant-date fair value of those awards. To minimize the expense to be recorded in future periods, the Company accelerated the vesting of all current employee options with an exercise price in excess of $0.92 per share in December, 2005. Accordingly, we believe the adoption of this statement will not have a significant impact on the Company's financial statements for 2006 based upon the options outstanding as of December 31, 2005.The Company currently provides the pro forma disclosures required by SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure".

In December 2004, the FASB issued FSP FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004". The American Jobs Creation Act of 2004 introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FSP FAS 109-2 gives a company additional time to evaluate the effects of the legislation on any plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109, Accounting for Income Taxes. The deduction is subject to a number of limitations, and uncertainty remains as to how to interpret numerous provisions in the Act. As such, the Company does not anticipate that it will repatriate foreign earnings that have not yet been remitted to the U.S. and, accordingly, the adoption of this statement had no impact on the financial statements of the Company as of December 31, 2005 and for the year then ended.

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

Interest Rate Risk - Interest rate risk refers to fluctuations in the value of a security resulting from changes in the general level of interest rates. Investments that are classified as cash and cash equivalents have original maturities of three months or less. Changes in the market's interest rates do not affect the value of these investments. In December, 2004 we entered into a variable interest rate credit agreement with Wells Fargo that creates an interest rate risk for the Company on the $12 million Term Loan as well as any working capital advances drawn down on the facility. The impact of this risk assuming the current amortization schedule, as amended in February, 2006, of the outstanding Term Loan and a hypothetical shift of 1% in interest rates would be an increase or decrease, as applicable, in interest costs of $63,000 for the year ended December 31, 2006 related to the Term Loan. The Company has considered the use of interest rate swaps and similar transactions to minimize this risk but has not entered into any such arrangements to date. The Company intends to continue to evaluate this risk and the cost and possible implementation of such arrangements in the future.

ITEM 8   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          EASYLINK SERVICES CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE

Reports of Independent Registered Public Accountanting Firms...........      34
Consolidated Balance Sheets as of December 31, 2005 and
  2004 ................................................................      36
Consolidated Statements of Operations for the years ended
  December 31, 2005, 2004 and 2003.....................................      37
Consolidated Statements of Stockholders' Equity (Deficit)
  and Comprehensive Income (Loss) for the years ended
  December 31, 2005, 2004 and 2003.....................................      38
Consolidated Statements of Cash Flows for the years ended
  December 31, 2005, 2004 and 2003.....................................      40
Notes to Consolidated Financial Statements.............................      41

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
EasyLink Services Corporation:

We have audited the accompanying consolidated balance sheet of EasyLink Services Corporation and subsidiaries as of December 31, 2005, and the related consolidated statements of operations, stockholders' equity (deficit) and comprehensive income (loss), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.


We conducted our audit in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we expresss no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EasyLink Services Corporation and subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1(B) to the consolidated financial statements, the Company has a history of operating losses and at December 31, 2005, had an accumulated deficit of approximately $542.0 million and a working capital deficit of approximately $9.5 million. These factors, among others, as discussed in Note 1(B), raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1(B). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                /s/Grant Thornton LLP
                                                --------------------------------

Edison, New Jersey
March 31, 2006

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
EasyLink Services Corporation:

We have audited the accompanying consolidated balance sheet of EasyLink Services Corporation and subsidiaries as of December 31, 2004, and the related consolidated statements of operations, stockholders' equity (deficit) and comprehensive income (loss), and cash flows for each of the years in the two-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EasyLink Services Corporation and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles.

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


                                                /s/KPMG LLP
                                                --------------------------------

New York, New York
April 11, 2005, except as to Note 2,
which is as of December 5, 2005.

                          EASYLINK SERVICES CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

                                                                                                DECEMBER 31,
                                                                                          -----------------------
                                                                                             2005         2004
                                                                                          ----------   ----------
                                       ASSETS
Current assets:
Cash and cash equivalents .............................................................   $    6,282   $   12,216
Marketable securities .................................................................           --        2,023
Accounts receivable, net of allowance for doubtful accounts of $2,330 and
  $3,950 as of December 31, 2005 and 2004, respectively ...............................       11,416       11,883
Prepaid expenses and other current assets .............................................        2,653        2,841
                                                                                          ----------   ----------
Total current assets ..................................................................       20,351       28,963
                                                                                          ----------   ----------
Property and equipment, net ...........................................................       10,252        8,071
Goodwill, net .........................................................................        6,213        6,266
Other intangible assets, net ..........................................................        6,264        8,596
Other assets ..........................................................................          895          768
                                                                                          ----------   ----------
Total assets ..........................................................................   $   43,975   $   52,664
                                                                                          ==========   ==========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable ......................................................................   $    6,464   $    7,733
Accrued expenses ......................................................................       10,432       14,709
Current portion of notes payable ......................................................       10,550        3,825
Other current liabilities .............................................................        1,467        2,199
Net liabilities of discontinued operations ............................................          928          528
                                                                                          ----------   ----------
Total current liabilities .............................................................       29,841       28,994
                                                                                          ----------   ----------

Notes payable, less current portion ...................................................           --        9,600
Other long term liabilities ...........................................................        1,753        1,100
                                                                                          ----------   ----------
Total liabilities .....................................................................       31,594       39,694
                                                                                          ----------   ----------

Stockholders' equity:
Common stock, $0.01 par value; 510,000,000 shares authorized at December 31,
  2005 and 2004: Class A--500,000,000 shares authorized at December 31, 2005 and
  2004, 45,225,130 and 44,174,459 shares issued and outstanding at December 31,
  2005 and 2004, respectively .........................................................          452          441
Additional paid-in capital ............................................................      554,337      553,420
Accumulated other comprehensive loss ..................................................         (670)        (238)
Accumulated deficit ...................................................................     (541,738)    (540,653)
                                                                                          ----------   ----------
Total stockholders' equity ............................................................       12,381       12,970
                                                                                          ----------   ----------
Commitments and contingencies

Total liabilities and stockholders' equity ............................................   $   43,975   $   52,664
                                                                                          ==========   ==========

          See accompanying notes to consolidated financial statements.

                          EASYLINK SERVICES CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)

                                                                                  YEAR ENDED DECEMBER 31,
                                                                         ------------------------------------------
                                                                             2005          2004            2003
                                                                         ------------   ------------   ------------
Revenues .............................................................   $     78,659   $     91,840   $    101,347
Operating expenses:
Cost of revenues .....................................................         29,929         36,129         49,553
                                                                         ------------   ------------   ------------
Gross profit .........................................................         48,730         55,711         51,794
                                                                         ------------   ------------   ------------
Operating expenses:
Sales and marketing ..................................................         19,449         18,715         18,379
General and administrative ...........................................         19,925         23,731         24,405
Product development ..................................................          6,768          6,730          6,383
Separation agreement costs ...........................................          2,312             --             --
Amortization of intangible assets ....................................          2,068          2,066          2,066
(Gain) loss on  sale of businesses/MailWatch service line ............            250         (5,017)            --
Impairment of intangible assets ......................................             --            750             --
Restructuring charges (credits) ......................................             --           (350)         1,478
                                                                         ------------   ------------   ------------
                                                                               50,772         46,625         52,711
                                                                         ------------   ------------   ------------
Income (loss) from operations ........................................         (2,042)         9,086           (917)
                                                                         ------------   ------------   ------------

Other income (expense):
Interest income ......................................................            136            247             36
Interest expense .....................................................         (1,420)          (517)        (1,390)
Gain on domain names repurchase agreement ............................          1,907             --             --
Gain on debt restructuring and settlements ...........................             --            984         54,078
Other, net ...........................................................            (16)           290             79
                                                                         ------------   ------------   ------------
Total other income, net ..............................................            607          1,004         52,803
                                                                         ------------   ------------   ------------
Income (loss) from continuing operations before income taxes .........         (1,435)        10,090         51,886

Provision (credit) for income taxes ..................................           (350)         2,400             --
                                                                         ------------   ------------   ------------
Income (loss) from continuing operations .............................         (1,085)         7,690         51,886
                                                                         ------------   ------------   ------------
Loss from discontinued operations, net of taxes ......................             --             --           (938)
                                                                         ------------   ------------   ------------
Net income (loss) ....................................................   $     (1,085)  $      7,690   $     50,948
                                                                         ============   ============   ============
Basic net income (loss) per share:
Income (loss) from continuing operations .............................   $      (0.02)  $       0.17   $       1.47
Loss from discontinued operations ....................................             --             --          (0.03)
                                                                         ------------   ------------   ------------
Basic net income (loss) per share ....................................   $      (0.02)  $       0.17   $       1.44
                                                                         ============   ============   ============
Diluted net income (loss) per share:
Income (loss) from continuing operations .............................   $      (0.02)  $       0.17   $       1.46
Loss from discontinued operations ....................................             --             --          (0.03)
                                                                         ------------   ------------   ------------
Diluted net income (loss) per share ..................................   $      (0.02)  $       0.17   $       1.43
                                                                         ============   ============   ============
Weighted-average basic shares outstanding ............................     44,687,377     44,004,271     35,401,809
                                                                         ============   ============   ============
Weighted-average diluted shares outstanding ..........................     44,687,377     44,891,039     35,653,336
                                                                         ============   ============   ============

          See accompanying notes to consolidated financial statements.

                          EASYLINK SERVICES CORPORATION
          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) AND
                          COMPREHENSIVE INCOME (LOSS)
                        (in thousands, except share data)

                                                        CLASS A COMMON                CLASS B COMMON
                                                             STOCK                         STOCK               ADDITIONAL
                                                  ---------------------------   ---------------------------     PAID-IN
                                                     SHARES         AMOUNT         SHARES         AMOUNT        CAPITAL
                                                  ------------   ------------   ------------   ------------   ------------
Balance at December  31, 2002 .................     16,129,319   $        161      1,000,000   $         10   $    537,544
Net income ....................................             --             --             --             --             --
Cumulative foreign currency
translation ...................................             --             --             --             --             --

Comprehensive income ..........................             --             --             --             --             --

Issuance of Class A common stock
  in connection with 401(k) plan ..............        531,545              5             --             --            486
Issuance of Class A common stock
  in connection with private placement ........      1,923,077             19             --             --            981
Issuance of Class A common stock
  in connection with cancellation of
  debt ........................................     23,881,705            239             --                        13,328
Issuance of Class A common stock
  in lieu of cash interest on debt ............        284,304              3             --             --            181
Proceeds from the exercise of stock options ...         71,550              1             --             --             69
                                                  ------------   ------------   ------------   ------------   ------------
Balance at December 31, 2003 ..................     42,821,500   $        428      1,000,000   $         10   $    552,589
                                                  ============   ============   ============   ============   ============
Net income ....................................             --             --             --             --             --
Unrealized holding gains on marketable
securities ....................................             --             --             --             --             --
Cumulative foreign currency translation........             --             --             --             --             --

Comprehensive income ..........................             --             --             --             --             --

Issuance of Class A common stock
  in connection with 401(k) plan ..............        273,129              3             --             --            397
Issuance of Class A common stock
  in connection with employee
  terminations ................................             --             --             --             --            150
Issuance of Class A common stock
  in lieu of cash interest on debt ............         35,530             --             --             --             48
Proceeds from the exercise of stock
options .......................................         44,300             --             --             --             32
Conversion of Class B common stock
  To Class A common stock .....................      1,000,000             10     (1,000,000)           (10)            --
Other                                                                                                                  204
                                                  ------------   ------------   ------------   ------------   ------------
Balance at December 31, 2004 ..................     44,174,459   $        441                  $         --   $    553,420
                                                  ============   ============   ============   ============   ============

Net income (loss) .............................             --             --             --             --             --
Unrealized holding gains on
marketable securities .........................             --             --             --             --             --
Cumulative foreign currency
translation ...................................             --             --             --             --             --

Comprehensive income (loss)....................             --             --             --             --             --

Issuance of Class A common stock
  In connection with 401(k) plan ..............        499,617              5             --             --            470
Proceeds from the exercise of stock
options .......................................        131,750              2             --             --             94
Issuance of Class A common stock
  in connection with Quickstream
  acquisition .................................        419,304              4                                          353
                                                  ------------   ------------   ------------   ------------   ------------
Balance at December 31, 2005 ..................     45,225,130   $        452                  $         --   $    554,337
                                                  ============   ============   ============   ============   ============

                                                            ACCUMULATED                         TOTAL
                                                               OTHER                         STOCKHOLDERS'
                                                           COMPREHENSIVE     ACCUMULATED      (DEFICIT)/
                                                                LOSS           DEFICIT          EQUITY
                                                          --------------   --------------   --------------
Balance at December 31, 2002 ..........................   $         (246)  $     (599,291)  $      (61,822)
Net income ............................................               --           50,948           50,948
Cumulative foreign currency translation ...............              (26)              --              (20)
                                                          --------------                    --------------
Comprehensive income ..................................              (26)          50,948           50,928
                                                          --------------   --------------   --------------
Issuance of Class A common stock
   in connection with 401(k) plan .....................               --               --              492
Issuance of Class A common stock
   in connection with private placement ...............               --               --            1,000
Issuance of Class A common stock
   in connection with cancellation of debt ............               --               --           13,567
Issuance of Class A common stock
   in lieu of cash interest on debt ...................               --               --              184
Proceeds from the exercise of stock options ...........               --               --               70
                                                          --------------   --------------   --------------
Balance at December 31, 2003 ..........................   $         (272)  $     (548,343)  $        4,412
                                                          ==============   ==============   ==============

Net income ............................................               --            7,690            7,690
Unrealized holding gains on marketable securities .....              529               --              529
Cumulative foreign currency translation ...............             (495)              --             (495)
                                                          --------------   --------------   --------------
Comprehensive income ..................................               34            7,690            7,724
                                                          --------------   --------------   --------------
Issuance of Class A common stock
   in connection with 401(k) plan .....................               --               --              400
Issuance of Class A common stock
   in connection with employee termination ............               --               --              150
Issuance of Class A common stock
   in lieu of cash interest on debt ...................               --               --               48
Proceeds from the exercise of stock options ...........               --               --               32
Conversion of Class B common stock
   to Class A common stock ............................               --               --               --
Other .................................................               --               --              204
                                                          --------------   --------------   --------------
Balance at December 31, 2004 ..........................   $         (238)  $     (540,653)  $       12,970
                                                          ==============   ==============   ==============

Net income (loss) .....................................               --           (1,085)          (1,085)

Unrealized holding gains on marketable securities .....             (529)              --             (529)
Cumulative foreign currency translation ...............               97               --               97
                                                          --------------                    --------------
Comprehensive income (loss)............................             (432)          (1,085)          (1,517)
                                                          --------------   --------------   --------------
Issuance of Class A common stock
   in connection with 401(k) plan .....................               --               --              475
Proceeds from the exercise of stock options ...........               --               --               96
Issuance of Class A common stock in connection
   with Quickstream acquisition .......................               --               --              357
Other .................................................               --               --
                                                          --------------   --------------   --------------
Balance at December 31, 2005 ..........................   $         (670)  $     (541,738)  $       12,381
                                                          ==============   ==============   ==============

                          EASYLINK SERVICES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                    YEAR ENDED DECEMBER 31,
                                                                           ------------------------------------------
                                                                               2005           2004           2003
                                                                           ------------   ------------   ------------
                                                                                           (revised)
Cash flows from operating activities:
Net income (loss) ......................................................   $     (1,085)  $      7,690   $     50,948
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
Loss from discontinued operations ......................................             --             --            938
Depreciation and amortization ..........................................          3,118          5,041          8,295
Amortization of other intangible assets ................................          2,332          2,284          2,919
Provision for doubtful accounts ........................................             59            450              1
Provision for restructuring charges (credits) ..........................                          (350)         1,478
Gain on debt restructuring and settlements .............................                          (984)       (54,078)
Issuance of shares as matching contributions to employee benefit
 plans .................................................................            475            400            492
Other non-cash charges .................................................             35            222            368
Separation agreement costs .............................................          2,312             --             --
(Gain) on sale of domain names repurchase rights .......................         (1,907)            --             --
(Gain) loss on sale of businesses/Mailwatch service line ...............            250         (5,017)            --
Loss on sale of marketable securities ..................................            469             --             --
Impairments of intangibles .............................................             --            750             --
Changes in operating assets and liabilities:
  Marketable securities ................................................             --         (1,502)            --
  Accounts receivable, net .............................................            408          1,416            508
  Prepaid expenses and other current assets ............................          1,086            290            260
  Other assets .........................................................           (127)           265            460
  Accounts payable, accrued expenses and other liabilities .............         (7,534)        (5,001)        (4,931)
                                                                           ------------   ------------   ------------
Net cash provided by (used in) operating activities of continuing
 operations ............................................................           (109)         5,954          7,658
Net cash provided by (used in) operating activities of discontinued
 operations (revised) ..................................................            400           (300)          (356)
                                                                           ------------   ------------   ------------
Net cash provided by operating activities ..............................            291          5,654          7,302

Cash flows from investing activities:
Purchases of property and equipment, including capitalized software ....         (4,596)        (2,564)        (4,214)
Proceeds from sale of businesses/Mailwatch service line ................                         3,500             --
Proceeds from sale of assets/domain names repurchase rights ............            830          1,000             --
Proceeds from sale of marketable securities ............................          1,021             --             --
Cash paid for Quickstream acquisition ..................................           (342)            --             --
                                                                           ------------   ------------   ------------
Net cash provided by (used in) investing activities ....................         (3,087)         1,936         (4,214)
                                                                           ------------   ------------   ------------

Cash flows from financing activities:
Proceeds of bank loan advances .........................................          1,900             --             --
Payment of bank loan advances ..........................................           (950)            --             --
Net proceeds from issuance of Class A common stock .....................             --             --          1,000
Net proceeds from issuance of Class A common stock upon exercise
    of employee stock options ..........................................             96             32             70
Payments under capital lease obligations ...............................           (330)          (472)          (426)
Proceeds from notes payable ............................................             --         12,000             --
Principal payments of notes payable ....................................         (3,825)       (12,053)        (5,793)
Interest payments on restructured notes and capitalized interest .......             --         (1,009)          (843)
                                                                           ------------   ------------   ------------
Net cash used in financing activities ..................................         (3,109)        (1,502)        (5,992)
                                                                           ------------   ------------   ------------
Effect of foreign exchange rate changes on cash and cash equivalents ...            (29)          (495)           (27)
                                                                           ------------   ------------   ------------
Net increase (decrease) in cash and cash equivalents ...................         (5,934)         5,593         (2,931)

Cash and cash equivalents at beginning of the year .....................         12,216          6,623          9,554
                                                                           ------------   ------------   ------------
Cash and cash equivalents at the end of the year .......................   $      6,282   $     12,216   $      6,623
                                                                           ============   ============   ============

Supplemental disclosures of cash flow information:

Cash paid for interest .................................................   $      1,208   $        497   $        691

Net cash paid for taxes ................................................   $        415   $        173   $         48

Purchases of property, plant and equipment through capital lease
obligations.............................................................   $         91   $        649             --

          See accompanying notes to consolidated financial statements.

Supplemental Disclosure of Non-Cash Information:

The Company issued 425,000 shares in August, 2005 in connection with the acquisition of Quickstream Software, Inc.

The Company issued 35,530 and 284,304 shares of Class A common stock valued at approximately $48,000 and $184,000, respectively, as payment of interest in lieu of cash for the years ended December 31, 2004 and 2003, respectively.

                          EASYLINK SERVICES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

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

(B) LIQUIDITY, GOING CONCERN  AND MANAGEMENT'S PLAN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a working capital deficiency, an accumulated deficit and declining revenues for each of the last three years that raise substantial doubt about its ability to continue as a going concern. In addition, the Company is required to raise $4 million in new equity or subordinated debt financing and repay $3 million of its outstanding term loan under its credit agreement, as amended, with Wells Fargo by May 1, 2006. The Company may need additional financing to meet cash requirements for its operations. If the Company is unable to generate sufficient cash flow or raise the required financing and additional financing, if necessary,the Company may be unable to continue as a going concern. Since the Company's ability to complete the required financing and to meet the revised EBITDA covenants of the credit agreement is not certain, the total outstanding obligations under the credit agreement have been included in current liabilities in the consolidated balance sheet as of December 31, 2005.

The accompanying consolidated financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management believes the Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as required to meet its obligations under the credit agreement and as may otherwise be required, and to maintain profitable operations.

The Company has received letters of intent for $4.3 million of a proposed $5.4 million common stock financing. The Company is pursuing this financing and alternative financings to meet the May 1, 2006 obligations under its credit agreement and to fund working capital needs. There can be no assurance that the Company will be successful in these efforts.

(C) PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Company and its wholly-owned or majority-owned subsidiaries from the respective dates of acquisition. The interest of shareholders other than those of EasyLink is recorded as minority interest in the accompanying consolidated statements of operations and consolidated balance sheets. When losses applicable to minority interest holders in a subsidiary exceed the minority interest in the equity capital of the subsidiary, these losses are included in the Company's results, as the minority interest holder has no obligation to provide further financing to the subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation. All other investments that the Company does not have the ability to control or exercise significant influence over are accounted for under the cost method.

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

(E) CASH AND CASH EQUIVALENTS

The Company considers all highly liquid securities, with maturities of three months or less when acquired, to be cash equivalents.

(F) MARKETABLE SECURITIES

All of the Company's marketable securities are classified as available-for-sale securities. Accordingly, net unrealized gains as of December 31, 2004 are reflected as a separate component of stockholders' equity. As of December 31, 2005 the Company had sold all its marketable securities for net proceeds of $1.0 million resulting in a realized loss of $469,000 which is included in other income (expense) in the statement of operations for 2005.

(G) ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable represent trade receivables billed to customers in arrears on a monthly basis. Receivables are recorded in the period the related revenues are earned and, generally, are collected within a short time period. The Company does not require collateral from its customers and any balances over 30 days old are considered past due.

The allowance for doubtful accounts is based upon the Company's assessment of the collectibility of customer accounts receivable. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of accounts receivable balances and current economic conditions that may affect a customer's ability to pay.

(H) PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Expenditures for additions and improvements are capitalized. The cost of repairs and maintenance, including the cost of replacing minor items that do not constitute a substantial betterment, are charged to operations as incurred. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets, generally ranging from three to five years. Property and equipment under capital leases are stated at the present value of minimum lease payments and are amortized using the straight-line method over the shorter of the lease term or the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the assets or the term of the lease, whichever is shorter.

(I) ACCOUNTING FOR IMPAIRMENT OF LONG-LIVED AND INTANGIBLE ASSETS

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

(J) INTANGIBLE ASSETS

Intangible assets include goodwill, trademark, customer lists, technology and other intangibles. Goodwill represents the excess of the purchase price of acquired businesses over the estimated fair value of the tangible and identifiable intangible net assets acquired. Trademark was determined to have an indefinite life and therefore is not amortized. Customer lists are being amortized on a straight-line basis over ten years. Technology is being amortized on a straight-line basis over its estimated useful lives which range from three to five years. See note 7.

(K) INCOME TAXES

Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in results of operations in the period that the tax change occurs. Valuation allowances are established to the extent it is anticipated that it is more likely than not that the deferred tax assets will not be realized.

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

Other revenues include revenues from the licensing of domain names in 2004 and 2003. Revenue is recognized ratably over the license period and amounted to $392,000 and $475,000 in 2004 and 2003, respectively. In December, 2004, the Company sold its domain name assets to the former Chairman of the Board of Directors. See Note 5.

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

(O) FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash, cash equivalents, accounts receivable, notes payable and, at December 31, 2004, convertible notes payable. At December 31, 2005 and 2004, the fair value of cash, cash equivalents, marketable securities in 2004 only and accounts receivable approximated their financial statement carrying amount because of the short-term maturity of these instruments. The recorded values of loans payable and notes payable approximate their fair values, as interest approximates market rates. Convertible subordinated notes payable of $1.4 million at December 31, 2004 carried a fixed interest rate but since these notes were paid at their maturity in February 2005, management estimated that their fair value approximated their carrying value.

The Company holds cash and cash equivalents at several major financial institutions in amounts which often exceed FDIC insured limits. The Company has not experienced any losses due to such concentration of credit risk.

Credit is extended to customers based on the evaluation of their financial condition and collateral is not required. The Company performs ongoing credit assessments of its customers and maintains an allowance for doubtful accounts. No single customer exceeded 10% of either total revenues or accounts receivable in 2005, 2004 or 2003. Revenues from the Company's five largest customers amounted to $9.8 million, $9.5 million and $7.1 million aggregating to 11%, 10% and 7% of the Company's total revenues in 2005, 2004 and 2003, respectively.

(P) STOCK-BASED COMPENSATION PLANS

In 2005, 2004 and 2003, the Company had stock option plans, which are described more fully in Note 16. As allowed by SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, the Company has retained the compensation measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations for stock options. The Company adopted the disclosure provisions of SFAS No. 148 as of December 31, 2002 and continues to apply the measurement provisions of APB 25. Under APB Opinion No. 25, compensation expense is recognized based upon the difference, if any, at the measurement date between the market value of the stock and the option exercise price and amortized on a straight-line basis over the vesting period. The measurement date is the date at which both the number of options and the exercise price for each option are known. The following table illustrates the effect on net income (loss) and net income (loss) per share if the fair value recognition provisions of SFAS No. 123 had been applied to stock-based employee compensation.

($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                        FOR THE YEAR ENDED DECEMBER 31,
                                                              --------------------------------------
                                                                 2005          2004          2003
                                                              ----------    ----------    ----------
Net income (loss):
Income (loss) from continuing operations, as reported .....   $   (1,085)   $    7,690    $   51,886
Deduct total stock based employee compensation expense
 determined under the fair value method for all awards,
 net of tax ...............................................       (1,732)       (2,769)       (8,394)
                                                              ----------    ----------    ----------
Pro forma income (loss) from continuing operations ........   $   (2,817)        4,921        43,492
Loss from discontinued operations .........................           --            --          (938)
                                                              ----------    ----------    ----------
Proforma net income (loss) ................................   $   (2,817)   $    4,921    $   42,554
                                                              ==========    ==========    ==========
Basic net income (loss) per share:
Income (loss) from continuing operations as reported ......   $    (0.02)   $     0.17    $     1.47
Deduct total stock based employee compensation
 expense determined under the fair value method for
 all awards, net of tax ...................................   $    (0.04)   $    (0.06)   $    (0.24)
                                                              ----------    ----------    ----------
Pro forma income (loss) from continuing operations ........   $    (0.06)   $     0.11    $     1.23
Loss from discontinued operations .........................           --            --    $    (0.03)
                                                              ----------    ----------    ----------
Proforma basic net income (loss) ..........................   $    (0.06)   $     0.11    $     1.20
                                                              ==========    ==========    ==========

Diluted net income (loss) per share:
Income (loss) from continuing operations as reported ......   $    (0.02)   $     0.17    $     1.46
Deduct total stock based employee compensation
 Expense determined under the fair value method for
 All awards, net of tax ...................................   $    (0.04)   $    (0.06)   $    (0.24)
                                                              ----------    ----------    ----------
Pro forma income (loss) from continuing operations ........   $    (0.06)   $     0.11    $     1.22
Loss from discontinued operations .........................           --    $       --         (0.03)
                                                              ----------    ----------    ----------
Proforma diluted net income (loss) ........................   $    (0.06)   $     0.11    $     1.19
                                                              ==========    ==========    ==========

The resulting effect on the pro forma net income (loss) disclosed for the years ended December 31, 2005, 2004 and 2003 is not likely to be representative of the effects of the net loss on a pro forma basis in future years, because the pro forma results include the impact of three, four and five years, respectively, of grants and related vesting of option prices ranging from $0.53 per share to $175.00 per share. Subsequent years will include additional grants at the then current stock prices and vesting. For purposes of pro-forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period.

In December, 2005 the Company accelerated the vesting of all current employee options with an exercise price in excess of $0.92 per share to avoid the recording of this expense in future periods when the Company will adopt FAS 123R. This action resulted in a $1,038,000 increase in the stock based compensation and proforma loss for 2005 as reflected above.

The fair value of each option grant is estimated on the date of grant using the Black Scholes method option-pricing model with the following assumptions used for grants made in 2005: dividend yield of zero percent (0%), average risk-free interest rate of 3.9%, expected life of 5 years and volatility of 119%, 2004: dividend yield of zero (0%) percent, average risk-free rate interest rate of 3.4%, expected life of 5 years and volatility of 119%, 2003: dividend yield of zero (0%) percent, average risk-free rate interest rate of 3.0%, expected life of 5 years and volatility of 123%.

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

Diluted net loss per share is equal to basic loss per share for the year ended December 31, 2005, since all common stock equivalents are anti-dilutive for this period. Diluted net income per common share for the years ended December 31, 2004 and 2003 include the effect of employee options to purchase 886,765 and 251,527 shares of common stock, respectively.

Diluted net income (loss) per common share for the years ended December 31, 2004 and 2003, does not include the effects of employee options to purchase 1,524,086 and 1,429,516 shares of common stock, respectively, and 798,523 common stock warrants in each year, as their inclusion would be antidilutive.

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

(S) RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS 123 (revised 2004), "Share-Based Payment" (SFAS 123(R)) which replaces SFAS 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees. Among other items, SFAS 123(R) eliminates the use of APB 25 and the intrinsic method of accounting, and requires all share-based payments, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS 123(R) is effective for public companies beginning with the first annual period that begins after June 15, 2005. The Company will adopt SFAS 123(R) in 2006 and in accordance with its provisions will recognize compensation expense for all share-based payments and employee stock options based on the grant-date fair value of those awards. As a result of the acceleration of all options with an exercise price in excess of $.92 per share, the Company believes that the impact of adopting SFAS 123(R) will not have a material affect on its financial statements in the first quarter of 2006 based upon outstanding options as of December 31, 2005.

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

In December 2004, the FASB issued FSP FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004". The American Jobs Creation Act of 2004 introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FSP FAS 109-2 gives a company additional time to evaluate the effects of the legislation on any plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109, Accounting for Income Taxes. The deduction is subject to a number of limitations, and uncertainty remains as to how to interpret numerous provisions in the Act. The Company dos not plan to repatriate foreign earnings that have not yet been remitted to the U.S. and, accordingly, adoption of FSP FAS 109-2 had no impact on the Company's results of operations or its financial position.

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

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and
Error Corrections". SFAS No. 154 replaces Accounting Principles Board
Opinion No. 20, "Accounting Changes" and FASB Statement No. 3,
"Reporting Accounting Changes in Interim Financial Statements", and changes the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement when specific transition provisions are not provided. SFAS No. 154 requires retrospective application to prior periods financial statements for changes in accounting principles, unless it is impractical to determine the specific period or cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

(T) FOREIGN CURRENCY

The functional currencies of the Company's foreign subsidiaries are their respective local currencies. The financial statements are maintained in local currencies and are translated to United States dollars using period-end rates of exchange for assets and liabilities and average rates during the period for revenues, cost of revenues and expenses. Translation gains and losses are included in accumulated other comprehensive loss as a separate component of stockholders' equity (deficit). Gains and losses from foreign currency transactions are included in the consolidated statements of operations as part of other income (expense) and amounted to $(151,000), $13,000 and $(59,000) for the years ended December 31, 2005, 2004 and 2003, respectively.

(U) RECLASSIFICATION

Certain amounts in the consolidated balance sheet as of December 31, 2004 have been reclassified to conform to the presentation as of December 31, 2005. Amounts at December 31, 2004 representing balances due to former customers and amounts due to foreign government telecommunications authorities and telex carriers, which were previously classified within accounts receivable, have been reclassified to accounts payable or accrued expenses.

Cash flow from discontinued operations for 2004 has been revised to present the results in the consolidated statement of operations for that year in the applicable operating, investing or financing activities to conform to the presentation for 2005.

(2) RESTATEMENT OF 2004 FINANCIAL STATEMENTS

The Company has restated its previously issued financial statements for the year ended December 31, 2004 in a Form 10K/A filed on December 8, 2005. The Company's determination to restate these previously issued financial statements stems from the following items:

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

The following schedules show the impact of the restatement on the relevant captions from the Company's consolidated financial statements as of December 31, 2004 and for the year then ended as included in a previously filed Form 10K/A prior to the reclassifications to conform to the 2005 presentation.

                           CONSOLIDATED BALANCE SHEET
                             AS OF DECEMBER 31, 2004

                                                                           ADJUSTMENTS
                                                     --------------------------------------------------------
                                                         AS
                                                     PREVIOUSLY
                                                      REPORTED         AMOUNT          NO.        AS RESTATED
                                                     -----------    -----------    -----------    -----------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents ........................   $    12,300            (84)             6    $    12,216
Marketable securities ............................         2,023                                        2,023
Accounts receivable, net of  allowance for
doubtful accounts ................................         9,624            (60)             6          9,564
Prepaid expenses and other current assets ........         2,578            263              6          2,841
                                                     -----------    -----------                   -----------
TOTAL CURRENT ASSETS .............................        26,525                                       26,644
Property and equipment net .......................         8,125            (54)           3,6          8,071
Goodwill, net ....................................         6,266                                        6,266
Other intangible assets, net .....................         8,846           (250)                        8,596
Other assets .....................................           764              4                           768
                                                     -----------    -----------                   -----------
TOTAL ASSETS .....................................        50,526           (181)                       50,345
                                                     ===========    ===========                   ===========
LIABILITIES AND STOCKHOLDERS EQUITY
CURRENT LIABILITIES:
Accounts payable .................................   $     6,523            (52)             6    $     6,471
Accrued expense ..................................        13,891           (239)   1,2,4,5,6,7         13,652
Current portion of notes payable .................         3,825                                        3,825
Other current liabilities ........................         2,136             63              6          2,199
Net liabilities of discontinued operations .......           528                                          528
                                                     -----------    -----------                   -----------
TOTAL CURRENT LIABILITIES ........................        26,903                                       26,675

Notes payable, less current portion ..............         9,600                                        9,600
Other long term liabilities ......................           975            125              6          1,100
                                                     -----------    -----------                   -----------
TOTAL LIABILITIES ................................        37,478           (103)                       37,375
STOCKHOLDERS' EQUITY
Common stock .....................................           441                                          441
Additional paid-in-capital .......................       553,420                                      553,420
Accumulated other comprehensive loss .............           (72)          (166)           6,7           (238)
Accumulated deficit ..............................      (540,741)            88                      (540,653)
                                                     -----------    -----------                   -----------
TOTAL STOCKHOLDERS' EQUITY .......................        13,048            (78)                       12,970

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .......        50,526           (181)                       50,345
                                                     ===========    ===========                   ===========

                      CONSOLIDATED STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2004

                                                                           ADJUSTMENTS
                                                     --------------------------------------------------------
                                                         AS
                                                     PREVIOUSLY
                                                      REPORTED         AMOUNT          NO.        AS RESTATED
                                                     -----------    -----------    -----------    -----------
TOTAL REVENUES ...................................   $    91,840                                  $    91,840
Operating expenses:
Cost of revenues .................................        36,725           (596)           1,6         36,129
                                                     -----------    -----------                   -----------
GROSS PROFIT .....................................        55,115            596                        55,711
Sales and marketing ..............................        18,715                                       18,715
General and administrative .......................        23,794            (63)       2,3,4,6         23,731
Product development: .............................         6,730                                        6,730
Amortization of Intangibles ......................         2,066                                        2,066
Restructuring Charge .............................          (350)                                        (350)
Impairment of intangible assets ..................           500            250              6            750
Gain on sale of buisnesses/MailWatch service line         (5,017)                                      (5,017)
                                                     -----------    -----------                   -----------
                                                          46,438            187                        46,625

INCOME FROM OPERATIONS ...........................         8,677            409                         9,086
Interest income ..................................            70            177              6            247
Interest expense .................................          (517)                                        (517)
Other income (expense) ...........................           288              2              6            290
Gain on settlement of debt .......................           984                                          984
                                                     -----------    -----------                   -----------
Income before income taxes .......................         9,502            588                        10,090
                                                     -----------    -----------                   -----------
Provision for income taxes .......................         1,900            500            5,6          2,400
                                                     -----------    -----------                   -----------
NET INCOME .......................................   $     7,602    $        88                   $     7,690
                                                     ===========    ===========                   ===========
BASIC NET INCOME PER SHARE .......................   $      0.17    $      0.00                   $      0.17
                                                     ===========    ===========                   ===========
DILUTED NET INCOME PER SHARE .....................   $      0.17    $      0.00                   $      0.17
                                                     ===========    ===========                   ===========
COMPREHENSIVE INCOME .............................   $     7,802    $       (78)                  $     7,724
                                                     ===========    ===========                   ===========

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2004

                                                                           ADJUSTMENTS
                                                     --------------------------------------------------------
                                                         AS
                                                     PREVIOUSLY
                                                      REPORTED         AMOUNT          NO.        AS RESTATED
                                                     -----------    -----------    -----------    -----------

Net cash provided by operating
  activities of continuing operations ............   $     6,278    $      (324)                  $     5,954
                                                     ===========    ===========                   ===========
Net cash provided by investing
  activities .....................................         1,530            406                         1,936
                                                     ===========    ===========                   ===========
Net cash used in financing
  activities .....................................        (1,502)            --                        (1,502)
                                                     ===========    ===========                   ===========
Net increase in cash and cash
  equivalents ....................................         5,977            (84)                        5,893
                                                     ===========    ===========                   ===========

(3) ACQUISITION OF QUICKSTREAM SOFTWARE, INC.

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

The results for Quickstream have been included in the consolidated financial statements from the date of acquisition. The total purchase price, including transaction costs, has been allocated over the acquired assets and assumed liabilities with assistance from an independent appraiser. Goodwill of $197,000 has been recorded as a result of the allocation.

(4) SALE OF BUSINESSES/MAILWATCH SERVICE LINE

On July 31, 2004, the Company sold its MailWatch service line to Infocrossing, Inc. for total consideration of approximately $5.0 million, including $3.5 million in cash and 123,193 shares of Infocrossing's common stock valued at approximately $1.5 million. The sale resulted in a gain of $4.1 million before income taxes. At December 31, 2004 an unrealized gain related to the Infocrossing stock of $521,000 was included in the accumulated other comprehensive gain(loss) account in stockholders' equity. The Infocrossing stock was sold by the Company for $1.0 million in September, 2005 resulting in a loss of $469,000 that is reported as other income (expense) in the statement of operations.

In September 2005, the Company entered into two separate agreements for the sale of its fax businesses, including the customer bases and customer premise equipment, in Singapore and Malaysia. Consideration for the sales is based on future revenues and, net of future costs, for the Malaysia transaction. In accordance with FAS No. 141, "Business Combinations", because of the contingent nature of the proceeds, the Company will record these amounts as received. The Company has recorded a loss on the sales of approximately $250,000 representing the net book value of the businesses at date of sales.

(5) SALE OF INTERNET DOMAIN NAMES

In December 2004, the Company sold its internet domain name portfolio and related assets to its former Chairman of the Board of Directors for $1 million and recognized a gain of $891,000 on the transaction in 2004. In addition to the initial purchase price, the agreement provided for the Company to receive 15% of all revenues related to the purchased domain names during the second and third years following the sale and 10% of all such revenues in the fourth and fifth years. The Company also had the option to purchase back substantially all the domain names for $4.5 million at any time during the fourth and fifth years.

The former Chairman resigned as an employee of the Company and member of the Board of Directors on the same day as the original domain name sale was completed. Furthermore, he agreed to the conversion of all his one million shares of 10 for 1 super-voting Class B common stock into 1 for 1 standard voting Class A common stock. As a result, there are no Class B shares outstanding as of December 31, 2004.

In August 2005, the Company entered into a new agreement to terminate its right to receive a share of the revenues and its option to purchase back the domain names for a total consideration of $2 million consisting of $700,000 in cash, a $1,130,000 non-interest bearing note and the cancellation of $170,000 in severance payments due to the former Chairman. The transaction resulted in a gain of $1,907,000 in 2005 after recording the note payable at its estimated fair value. As of December 31, 2005, $473,000 of the discounted outstanding balance on the note is included in prepaid expenses and other current assets and $444,000 is included in other assets.

(6) PROPERTY AND EQUIPMENT

Property and equipment, net of accumulated depreciation and amortization, are stated at cost or allocated fair value and are summarized as follows, in thousands:

                                                           DECEMBER 31,
                                                     -----------------------
                                                        2005         2004
                                                     ----------   ----------
Computer equipment and software ..................   $   43,082   $   40,284
Furniture and fixtures ...........................        1,577        1,589
Leasehold improvements ...........................        4,196        2,282
                                                     ----------   ----------
Subtotal .........................................       48,855       44,155
Less accumulated depreciation and amortization ...       38,603       36,084
                                                     ----------   ----------
Property and equipment, net ......................   $   10,252   $    8,071
                                                     ==========   ==========

Depreciation and amortization expense of property and equipment totaled $3.1 million, $5.0 million and $8.3 million for the years ended December 31, 2005, 2004 and 2003, respectively.

(7) GOODWILL AND INTANGIBLE ASSETS

The Company completed its annual assessment of its goodwill and indefinite-lived intangible assets in the quarter ended December 31 for each of the years 2005, 2004 and 2003 with the assistance of an independent appraiser. The methodology used to determine the business enterprise valuation of the Company was the income approach, a discounted cash flow valuation method. The discount rate was determined by using a weighted average cost of capital analysis which was developed using a capital structure which reflects the representative historical mix of debt and equity of a group of guideline companies in this business. Assumptions for normal working capital levels and taxes were also incorporated in the analysis. The value of the trademark and developed technology was based on the income approach, relief-from-royalty method. This determines the value by quantifying the cost savings a company enjoys by owning, as opposed to licensing, the intangible asset. The value of the Company's customer base was also determined through an income approach.

For 2005 and 2003 the Company determined that there was no impairment of these assets. For 2004, the Company determined that there was an impairment of its trademark of $750,000.

Included in the Company's balance sheet as of December 31, 2005 and 2004 are the following (in thousands):

                                                                  AS OF DECEMBER 31, 2005
                                                          ----------------------------------------
                                                                        ACCUMULATED
                                                          GROSS COST    AMORTIZATION     NET
                                                          ----------    ------------    ----------
Intangibles with indefinite lives:
Goodwill ..............................................   $  152,606    $    146,393)   $    6,213
                                                          ==========    ============    ==========
Trademarks ............................................   $   15,250    $    (10,400)   $    4,850
                                                          ==========    ============    ==========

Intangibles with finite lives:
Technology ............................................   $   16,550    $    (16,234)   $      316
Customer list .........................................       11,000         (10,114)          886
Software development and licenses .....................        4,564          (4,352)          212
                                                          ----------    ------------    ----------
                                                          $   32,114    $    (30,700)   $    1,414
                                                          ==========    ============    ==========

                                                                  AS OF DECEMBER 31, 2004
                                                          ----------------------------------------
                                                                        ACCUMULATED
                                                          GROSS COST    AMORTIZATION       NET
                                                          ----------    ------------    ----------
Intangibles with indefinite lives:
Goodwill ..............................................   $  152,659    $   (146,393)   $    6,266
                                                          ==========    ============    ==========
Trademarks ............................................   $   15,250    $    (10,400)   $    4,850
                                                          ==========    ============    ==========

Intangibles with finite lives:
Technology ............................................   $   16,550    $    (14,339)   $    2,211
Customer list .........................................       11,000          (9,943)        1,057
Software development and licenses .....................        4,564          (4,086)          478
                                                          ----------    ------------    ----------
                                                          $   32,114    $    (28,368)   $    3,746
                                                          ==========    ============    ==========

The Company's estimated amortization expense is $0.6 million, $0.2 million, $0.2 million, and $0.2 million in 2006, 2007, 2008 and 2009, respectively. In accordance with Statement 142, the Company reassessed the useful lives of all other intangible assets. There were no changes to such lives and there are no expected residual values associated with these intangible assets. Customer lists are being amortized on a straight-line basis over ten years. Technology and software development and licenses are being amortized on a straight-line basis over their estimated useful lives from three to five years.

(8) CARRIER SETTLEMENT AGREEMENT

In November 2005, the Company entered into a Settlement Agreement with Verizon Business (formerly MCI WorldCom) ("MCI") related to certain accounts receivable and accounts payable balances with MCI that were outstanding prior to MCI's bankruptcy filing in 2002. The agreement also included a settlement of claims made by the Company that MCI had charged, and the Company had paid, amounts for telecommunications services from MCI in excess of the contracted rates prior to the bankruptcy filing. As a result of the settlement, the Company recorded a $110,000 reduction of its bad debt expense representing the recovery of the accounts receivable balance from MCI and recorded a reduction in its cost of service for $540,000 representing the recovery of charges stemming from its claim of excess telecommunication charges by MCI in 2005.

(9) SEPARATION AGREEMENT

In January 2005, the Company entered into a Separation Agreement with George Abi Zeid, its former President of the International division, wherein Mr. Abi Zeid resigned as an officer and director of the Company. Under the agreement, the Company agreed to pay Mr. Abi Zeid $240,000 as a severance payment on the effective date of his resignation and $1,960,000 in equal installments over three years in consideration of the non-compete and other covenants contained in the agreement. In connection with the agreement, the Company also agreed to pay $200,000 of severance payments to two other former employees of the Company. As of December 31, 2005 $565,000 related to the agreement is included in accrued expenses and $672,000 is included in other long term liabilities.

(10) ACCRUED EXPENSES

Accrued expenses consist of the following, in thousands:

                                                           DECEMBER 31,
                                                     -----------------------
                                                        2005         2004
                                                     ----------   ----------
Carrier charges ..................................   $    2,558   $    4,274
Payroll and related costs ........................        1,611        2,835
Sales/Use/VAT taxes payable ......................        1,037        1,300
Federal, state and foreign income taxes payable ..        1,665        2,280
Professional services, consulting fees and sales
  agents commissions .............................        1,411        1,581
Separation agreement payable, current portion ....          565           --
Other ............................................        1,585        2,439
                                                     ----------   ----------
Total ............................................   $   10,432   $   14,709
                                                     ==========   ==========

(11) LOANS AND NOTES PAYABLE

Loans and notes payable include the following, in thousands:

                                                           DECEMBER 31,
                                                     -----------------------
                                                        2005         2004
                                                     ----------   ----------
Term loan payable ................................   $    9,600   $   12,000

Advances payable .................................          950           --

7% Convertible Subordinated Notes,
  due February 1, 2005 ...........................           --        1,425
                                                     ----------   ----------

Total loans and notes payable ....................       10,550       13,425

Current portion ..................................       10,550        3,825

                                                     ----------   ----------
Long term portion ................................   $        0   $    9,600
                                                     ==========   ==========

TERM LOAN PAYABLE AND ADVANCES PAYABLE

On December 16, 2004 the Company entered into a $15 million credit facility with Wells Fargo Foothill, Inc. (a subsidiary of Wells Fargo Bank) that includes a $12 million Term Loan payable monthly over 60 months and the availability of working capital advances of $3 million initially, increasing to $7.5 million upon the completion of certain items by the Company subject to limitations including the maximum outstanding under the facility of $15 million. The credit facility is secured by a security interest in substantially all of the Company's assets. $10.9 million of the proceeds from the Term Loan were used by the Company to repay all of its then outstanding debt, including the outstanding balance of the 7% Convertible Subordinated Notes on their maturity date of February 1, 2005. The balance of the proceeds were used to fund other cash requirements of the Company's operations. As a result of the debt repayment, $984,000 of previously capitalized interest on certain restructured debt was reversed and recognized as a gain on debt restructurings and settlements. The capitalized interest had been recorded in 2001 at the time of previous debt restructuring in accordance with SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings.

Interest on the Term Loan (11% as of December 31, 2005) is payable monthly at the rate of 3.75% over the Wells Fargo Bank prime rate and an annual fee of 1% of the balance outstanding is payable on each anniversary of the loan. The Term Loan includes certain mandatory prepayments as follows: (1) beginning with the year ended December 31, 2005, a mandatory prepayment is required for any year in which the Company has "excess cash flow", as defined in the agreement, equal to the lesser of $400,000 or 25% of the excess cash flow for that year; (2) upon the sale or disposition of certain assets excluding up to $3,000,000 in proceeds from the sale of domain names and up to $2,000,000 from the sale of Infocrossing, Inc. stock obtained in the MailWatch service line sale; (3) upon the receipt of certain extraordinary funds as defined in the agreement in excess of $1,000,000; and (4) at any time that total borrowings under the credit facility exceeds one of the following: $15,000,000, 2 times trailing twelve months EBITDA, 50% of the Company's enterprise valuation or the amount of accounts receivable collections for domestic revenues for the preceding 90 days.

Interest on outstanding Advances (8% as of December 31, 2005) is payable monthly at the rate of 0.75% over the Wells Fargo Bank prime rate. A fee of 0.25% per annum is payable monthly on the amount of available but unused advances and a servicing fee of $2,500 per month is also payable. Advances are specifically limited to 85% of Eligible Accounts Receivable which represent all revenues from US customers excluding certain balances based on the periods such balances are outstanding. At December 31, 2005 the Company had $950,000 in outstanding Advances and approximately $3.2 million of availability under the line of credit.

The credit facility includes certain affirmative and restrictive covenants, including a restriction on the incurrence of indebtedness, a restriction on the payment of dividends, limitations on capital expenditures and maintenance of cumulative quarterly levels of EBITDA. On March 31, 2005, the Company entered into an amendment to the credit agreement whereby it can exclude severance charges related to the George Abi Zeid settlement of up to $2.5 million from the calculation of EBITDA for covenant compliance purposes. Additionally, in December 2005 Wells Fargo agreed to waive the EBIDTA covenant for the quarter ended December 31, 2005 and granted the Company certain other limited waivers pending further agreement on the financial covenants applicable to future periods.

On February 27, 2006 the Company entered into an amendment to the Credit Agreement establishing revised cumulative monthly EBITDA covenants but eliminating the Company's ability to draw down any future Advances and also requiring the Company to pay the outstanding Advances balance of $950,000. The amendment also requires the Company to obtain at least $4.0 million in new subordinated debt or equity financing and to prepay $3.0 million of the Term Loan, both by May 1, 2006. The Company repaid the $950,000 in Advances in February 2006. The Company has received letters of intent for $4.3 million of a proposed $5.4 million common stock financing. The Company is pursuing this financing and alternative financings to meet the May 1, 2006 obligations under its credit agreement. However, since the Company's ability to complete the required financing and to meet the revised EBITDA covenants are not certain, the total outstanding obligations under the credit agreement have been included in current liabilities in the consolidated balance sheet as of December 31, 2005.

7% CONVERTIBLE SUBORDINATED NOTES

The 7% Convertible Subordinated Notes outstanding as of December 31, 2004 represent the balance outstanding from $100 million in notes issued on January 26, 2000. The Notes were convertible by holders into shares of EasyLink Class A common stock at a conversion price of $189.50 per share. Through a series of exchange, settlement and restructuring transactions completed in 2001 through 2003, the outstanding notes were reduced to the amount at December 31, 2004 which was paid on the maturity date of February 1, 2005.

GAIN ON DEBT RESTRUCTURING AND SETTLEMENTS IN 2003

During 2003, the Company entered into a series of transactions with debt holders to eliminate a total of $63.0 million of indebtedness in exchange for cash payments of $3.1 million and, the issuance of 23.9 million shares of Class A common stock valued at $13.6 million. The eliminated debt included $22.7 million of 7% Convertible Subordinated Notes, due February 2005, $31.1 million of 10% Senior Convertible Notes, due January 2006, a $2.7 million note payable to a former officer and shareholder of the Company, $6.0 million of Restructure notes and $0.5 million in other indebtedness. The Company also entered into agreements to repay an outstanding note in the principal amount of $115,000 and accrued interest obligations in the aggregate amount of $959,000 over the next three years, which accrued interest includes $284,000. In addition, after eliminating $6.5 million of previously capitalized interest, $2.7 million of accrued interest, and $0.3 million of debt issuance costs on the eliminated notes, these transactions resulted in a gain of $54.1 million or $1.52 per share on a basic and diluted basis.

(12) DISCONTINUED OPERATIONS

World.com, a previously formed subsidiary to develop the Company's sold portfolio of domain names, has been reflected as a discontinued operation. Accordingly, revenues, costs and expenses, assets, liabilities and cash flows of World.com have been excluded from the respective captions in the consolidated statement of operations, consolidated balance sheets and consolidated statements of cash flows and have been reported as "Loss from discontinued operations," "Net liabilities of discontinued operations," and "Net cash provided by (used in) operating activities of discontinued operations," for all periods presented. All of the World.com businesses were either sold or ceased operations in 2001. The loss amount for discontinued operations in 2003 and increase in accrued expenses in 2005 represent the net potential liability for a judgment against the Company related to the India.com subsidiary business of World.com and a refund of a related $400,000 escrow deposit, respectively. See Note 21, "Legal proceedings".

Summarized financial information (In thousands) for the discontinued operation is as follows:

                                                        STATEMENTS OF OPERATIONS DATA
                                                           YEAR ENDED DECEMBER 31,
                                                    --------------------------------------
                                                       2005          2004          2003
                                                    ----------    ----------    ----------
Revenues ........................................   $       --    $       --    $       --
                                                    ==========    ==========    ==========
Loss from discontinued operations ...............   $       --    $       --    $      938
                                                    ==========    ==========    ==========

                                                      BALANCE SHEET DATA AS OF
                                                            DECEMBER 31,
                                                     --------------------------
                                                         2005           2004
                                                     -----------    -----------
Cash .............................................   $        17    $        17
Accrued expenses .................................           945            545
Net liabilities of discontinued operations .......          (928)          (528)

(13) LEASES

In addition to capital leases, the Company leases facilities and certain equipment under agreements accounted for as operating leases. These leases generally require the Company to pay all executory costs such as maintenance and insurance. The lease for the Company's United States headquarters, laboratory and network center includes rent escalations amounting to $362,000 per annum as of July 1, 2006 and $67,000 per annum as of July 1, 2008. The escalations have been accounted for on a straight-line basis over the entire term of the lease which commenced on March 1, 2003 and terminates June 30, 2013. Rent expense for operating leases for the years ending December 31, 2005, 2004 and 2003 was approximately $3.8 million, $3.6 million, and $4.2 million, respectively.

At December 31, 2005 and 2004, the Company had $598,000 and $507,000, respectively, in gross amount of fixed assets and $224,000 and $67,000, respectively, of related accumulated amortization under capital leases. Future minimum lease payments under the remaining capital leases and non-cancellable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2005 are as follows, in thousands:

YEAR ENDING DECEMBER 31,

                                                       CAPITAL    OPERATING
                                                       LEASES       LEASES
                                                     ----------   ----------
2006 .............................................   $       53   $    2,536
2007 .............................................           28        1,874
2008 .............................................           19        1,367
2009 .............................................           21        1,390
2010 .............................................            2        1,390
2011 and later ...................................           --        2,717
                                                     ----------   ----------
     Total minimum lease payments ................   $      123   $   11,274
                                                     ==========   ==========

Less current portion of obligations under
 capital leases ..................................           53

Obligations under capital leases, excluding
current portion ..................................   $       70
                                                     ==========

Of the total operating lease commitments as of December 31, 2005 noted above, $11.1 million is for occupied properties and $0.2 million is for abandoned properties, which represents the restructuring reserve. The balance for capital leases and related interest as of December 31, 2005 is for computer equipment and software.

(14) RELATED PARTY TRANSACTIONS

FEDERAL PARTNERS, L.P. FINANCINGS

On May 1, 2003, Federal Partners exchanged a $5 million 10% Senior Convertible Note due January 8, 2006 payable by the Company for 2.5 million shares of Class A common stock value of approximately $1.4 million in connection with the Company's restructuring of most of its outstanding debt at the time. In addition, on April 30, 2003, Federal Partners purchased 1,923,077 shares of Class A common stock of EasyLink at a purchase price of $.52 per share or $1 million in the aggregate. Stephen Duff, a director of the Company until November 2004, is Chief Investment Officer of The Clark Estates, Inc. and is Treasurer of the general partner of, and a limited partner of, Federal Partners, L.P. Federal Partners and accounts for which The Clark Estates, Inc. provides management and administrative services, were beneficial holders as of May 1, 2003 of 13.02% of the Company's common stock.

ACQUISITION OF SWIFT TELECOMMUNICATIONS, INC.

In connection with the Company's 2001 acquisition of Swift Telecommunications, Inc. ("STI"), including the EasyLink Services business of AT&T, George Abi Zeid, the sole shareholder of STI, was elected to the Board of Directors of the Company and was appointed President - International Operations. On May 1, 2003 in connection with the Company's 2003 debt restructuring, Mr. Abi Zeid exchanged a restructured promissory note payable by the Company in the principal amount of $2,682,964 for 1,341,482 shares of Class A common stock valued at approximately $765,000 and agreed to defer interest payments due to him in the amount of $283,504, all of which has been paid.

On February 4, 2005 Mr. Abi Zeid resigned as an officer and director of the Company pursuant to a separation agreement. See Note 9.

SALE OF INTERNET DOMAIN NAMES AND REPURCHASE RIGHTS

In December 2004, the Company sold its portfolio of Internet domain names and related assets to Gerald Gorman, the Company's former Chairman and director. In August, 2005 the Company entered into a new agreement with the former Chairman to terminate its right to receive a share of revenues and its option to purchase back the domain names as provided for in the original sale. See Note 5.

(15) CAPITAL STOCK

AUTHORIZED SHARES

As of December 31, 2005, the number of authorized shares consist of 500,000,000 shares of Class A common stock, 10,000,000 shares of Class B common stock and 60,000,000 undesignated shares of preferred stock, all with a par value of $0.01 per share.

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

UNDESIGNATED PREFERRED SHARES

The Company is authorized, without further stockholder approval; to issue authorized but unissued shares of preferred stock in one or more classes or series. At December 31, 2005 and 2004, 60,000,000 authorized shares of undesignated preferred stock were available for creation and issuance in this manner.

(16) STOCK OPTIONS

The Company has adopted several stock option plans or assumed the plans of entities it had acquired in prior years. In addition, on June 21, 2005, the Company adopted the 2005 stock and incentive plan (the "2005 Plan"). All of the plans terminate 10 years after their respective dates of adoption and provide for the issuance of incentive stock options and/or non-qualified options. Options granted under the plans have exercise prices equal to fair market value at the time of grant and expire upon the earlier of the time period (not to exceed 10 years after the date of grant) specified in the plan or applicable option agreement or within the period of time after termination of employment as specified in the applicable option agreement. Options granted under some of the plans that are cancelled prior to termination of such plans may be re-granted. At December 31, 2005, options to purchase 5.2 million shares of Class A common stock were outstanding and 0.4 million shares were available for future grants from the prior year plans.

The 2005 Plan provides for the granting of stock options and stock-based awards, including restricted stock awards, stock units and deferred stock units to officers, directors, employees and consultants to the Company. The options and stock-based awards can be made up to a maximum of 1,000,000 shares of the Company's Class A common stock outstanding at any time. No options or awards have been granted under the 2005 Plan as of December 31, 2005.

A summary of the Company's stock option activity and weighted average exercise prices is as follows:

                                                                    FOR THE YEAR ENDED DECEMBER 31,
                                      ------------------------------------------------------------------------------------------
                                                  2005                           2004                           2003
                                      ----------------------------   ----------------------------   ----------------------------
                                                        WEIGHTED                       WEIGHTED                       WEIGHTED
                                                        AVERAGE                        AVERAGE                        AVERAGE
                                                        EXERCISE                       EXERCISE                       EXERCISE
                                         OPTIONS         PRICE         OPTIONS          PRICE         OPTIONS          PRICE
                                      ------------    ------------   ------------    ------------   ------------    ------------
Options outstanding at
   beginning of period ............      5,092,263    $       3.80      4,881,980    $       4.00      2,773,446    $       6.80
Options granted ...................        957,000    $       0.96        441,000    $       1.37      2,470,131    $       1.14
Options canceled ..................       (751,066)   $       3.92       (186,417)   $       3.92       (290,047)   $       7.23
Options exercised .................       (146,062)   $       0.73        (44,300)   $       0.75        (71,550)   $        .98
                                      ------------    ------------   ------------    ------------   ------------    ------------
Options outstanding at
   end of period ..................      5,152,135    $       3.42      5,092,263    $       3.80      4,881,980    $       4.00
                                      ============    ============   ============    ============   ============    ============
Options exercisable at period
   end ............................      4,523,525                      3,318,729                      2,200,787
                                      ============                   ============                   ============
Weighted average fair value
   of options granted during
   the period .....................   $       0.80                   $       0.90                   $       0.90
                                      ============                   ============                   ============

The following table summarizes information about stock options outstanding and exercisable at December 31, 2005:

                                             OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                                 -------------------------------------------    ---------------------------
                                                   WEIGHTED
                                                   AVERAGE        WEIGHTED                       WEIGHTED
                                                  REMAINING        AVERAGE                        AVERAGE
RANGE OF EXERCISE                   NUMBER       CONTRACTUAL      EXERCISE         NUMBER        EXERCISE
PRICES                           OUTSTANDING         LIFE          PRICE         EXERCISABLE      PRICE
------------------------------   ------------    ------------   ------------    ------------   ------------
$0.53 - 0.79 .................        456,400             7.6   $        .58         353,900   $       0.53
$0.81 - 1.15 .................      1,526,614             7.4   $        .97       1,070,256   $       1.00
$1.23 - 1.75 .................      2,029,837             7.7   $       1.28       1,960,462   $       1.28
$1.88 - 2.80 .................        566,822             5.7   $       2.16         566,508   $       2.16
$3.00 - 4.20 .................         46,203             5.2   $       3.94          46,140   $       3.94
$4.80 - 7.19 .................         30,980             2.2   $       5.22          30,980   $       5.22
$7.50 - 10.94 ................         18,665             1.8   $       9.71          18,665   $       9.71
$12.81 - 16.88 ...............        380,819             4.2   $      15.04         380,819   $      15.04
$20.00 - 20.00 ...............          8,182             2.0   $      20.00           8,182   $      20.00
$32.44 - 35.00 ...............         42,638             2.1   $      34.99          42,638   $      34.99
$50.00 - 64.10 ...............         27,359             3.5   $      51.19          27,359   $      51.19
$118.60-175.00 ...............         17,616             4.1   $     155.42          17,616   $     155.42
                                 ------------    ------------   ------------    ------------   ------------
                                    5,152,135             7.0   $       3.42       4,523,525   $       3.76
                                 ============    ============   ============    ============   ============

(17) EMPLOYEE STOCK AND SAVINGS PLANS

401 (k) PLAN

On January 3, 2000, the Company established a 401(k) Plan ("the plan") for its U.S. employees. Subject to Internal Revenue Service Code limitations, participants may contribute from 1% to 15% of pay each pay period on a before tax basis, subject to statutory limits. Such contributions are fully and immediately vested. The Company will match 50% of the first 6% of an employee's contribution with shares of Class A common stock. Vesting of the Company's matching contributions begins at 20% after the first anniversary of date of hire or plan commencement date, whichever is later, increasing by 20% each year thereafter through the fifth year until full vesting occurs. The Company's matching contributions of 499,617, 273,129 and 531,545 shares of Class A common stock, for the years ended December 31, 2005, 2004 and 2003 resulted in compensation expense of $475,000, $400,000, and $492,000, respectively.

The Company has various pension plans in other countries. The participants may contribute from 2.5% to 10.5% of pay each period on a before tax basis, subject to statutory limits. Such contributions are fully and immediately vested. The Company will match 4.5% up to 20% of a participant's contribution. Vesting of the Company's matching contribution is immediate. The Company's matching contributions for the years ended December 31, 2005, 2004 and 2003 amounted to $295,000, $344,000 and $210,000, respectively.

(18) RESTRUCTURING CHARGES

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

The following sets forth the activity in the Company's restructuring reserve (in thousands):

                                                               FOR THE YEAR ENDED DECEMBER 31, 2005
                                                     --------------------------------------------------------
                                                                      CURRENT
                                                                        YEAR         CURRENT
                                                      BEGINNING      PROVISION        YEAR           ENDING
                                                       BALANCE       (REVERSAL)    UTILIZATION      BALANCE
                                                     -----------    -----------    -----------    -----------
Lease abandonments ...............................   $       903    $        --    $      (731)   $       172
                                                     ===========    ===========    ===========    ===========

                                                               FOR THE YEAR ENDED DECEMBER 31, 2004
                                                     --------------------------------------------------------
                                                                      CURRENT
                                                                        YEAR         CURRENT
                                                      BEGINNING      PROVISION        YEAR          ENDING
                                                       BALANCE       (REVERSAL)    UTILIZATION     BALANCE
                                                     -----------    -----------    -----------    -----------
Lease abandonments ...............................   $     2,747    $      (350)   $    (1,494)   $       903
                                                     ===========    ===========    ===========    ===========

                                                               FOR THE YEAR ENDED DECEMBER 31, 2003
                                                     --------------------------------------------------------
                                                                      CURRENT
                                                                        YEAR         CURRENT
                                                      BEGINNING      PROVISION        YEAR          ENDING
                                                       BALANCE       (REVERSAL)    UTILIZATION     BALANCE
                                                     -----------    -----------    -----------    -----------
Employee termination benefits ....................   $       140    $      (129)   $       (11)            --
Lease abandonments ...............................         2,175          1,607         (1,035)   $     2,747
Other exit costs .................................            47             --            (47)            --
                                                     -----------    -----------    -----------    -----------
                                                     $     2,362    $     1,478    $    (1,093)   $     2,747
                                                     ===========    ===========    ===========    ===========

(19) INCOME TAXES

Income (loss) before provision (credit) for income taxes in 2005 and 2004 is comprised of the following (in thousands):

                                                        2005         2004
                                                     ----------   ----------
United States ....................................   $   (3,478)  $    7,378
Foreign ..........................................        1,436        1,708
                                                     ----------   ----------
                                                     $    2,042   $    9,086
                                                     ==========   ==========

The provision (credit) for income taxes in 2005 and 2004 consist of the following (in thousands):

                                                        2005         2004
                                                     ----------   ----------
                                                                  (RESTATED)
Current taxes:
Federal ..........................................   $     (805)  $    1,735
State ............................................           35          370
Foreign ..........................................          420          295
                                                     ----------   ----------
                                                     $     (350)  $    2,400
                                                     ==========   ==========

There is no tax provision for 2003 since the Company has incurred losses for tax purposes in 2003 and since inception. Although the Company has tax loss carryforwards which could have offset its taxable income in 2004, the availability of such net operating loss carryforwards to offset income in the current period and in the future has been determined to be significantly limited. As a result of numerous historical equity transactions, the Company has experienced "ownership changes," as defined by Section 382 of the Internal Revenue Code of 1986, as amended (the "Code") and accordingly, the utilization of net operating loss carryforwards is limited under the change in stock ownership rules of the Code. Accordingly, the December 31, 2005 and 2004 deferred tax assets disclosed below have been adjusted to reflect the Section 382 limitation. As of December 31, 2005 and 2004, the Company had approximately $8.7 million and $9.2 of federal net operating loss carryforward available to offset future taxable income after considering the limitations under the change in stock ownership rules of the Code. Such carryforward expires ratably through 2023.

Additionally, the Company had $0.6 million and $2.5 million, respectively, of foreign net operating loss carryforwards at December 31, 2005 and 2004, which had no expiration date.

The elimination of outstanding debt in 2003 resulted in substantial income from cancellation of debt for Federal income tax purposes. The Company minimized its income tax payable as a result of the restructuring by, among other things, offsetting the income with its historical net operating losses and otherwise reducing the income in accordance with applicable income tax rules. Although the relevant tax authorities may challenge the Company's income tax positions, the Company does not expect to incur any material current income tax liability from the elimination of this debt. See Note 21.

The difference between the statutory federal income tax rate and the Company's effective tax rate for the years ended December 31, 2005 and 2004 is principally due to the utilization of federal, state and foreign net operating losses and foreign taxes. For the year ending December 31, 2003 reduction of income in accordance with applicable tax rules, and net operating losses for which no tax benefit was recorded, resulted in the difference between the statutory federal income tax rate and the Company's effective tax rate.

The effects of temporary differences and tax loss carryforwards that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2005 and 2004 are presented below, in thousands.

                                                        2005         2004
                                                     ----------   ----------
Deferred tax assets
Net operating loss carryforwards .................   $    4,302   $    4,416
Allowance for doubtful accounts ..................        1,052        1,345
Tax basis in excess of book basis -- assets and
 investments......................................          108           --
Accrued expenses and restructuring reserve
 not currenlty deductible for tax purpose ........        1,133          562
                                                     ----------   ----------
                                                          6,595        6,323

Deferred tax liabilities

Plant and equipment, differences
    in depreciation ..............................         (497)         115
Deferred tax gain on domain names
    repurchase rights ............................         (400)          --
Book basis in excess of tax basis --
    assets and investments                                   --         (565)
                                                     ----------   ----------
                                                           (897)        (450)

Valuation allowance ..............................       (5,698)      (5,873)
                                                     ----------   ----------
Net deferred tax assets and liabilities...........   $        0   $        0
                                                     ----------   ----------

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

(20) VALUATION AND QUALIFYING ACCOUNTS

Additions and write-offs charged to the allowance for doubtful accounts are presented below, in thousands.

                                                                     ADDITIONS
                                                      BALANCE AT     CHARGED TO                     BALANCE
                                                      BEGINNING      COSTS AND     DEDUCTIONS/       AT END
                                                       OF YEAR        EXPENSES     WRITE-OFFS      OF PERIOD
                                                     -----------    -----------    -----------    -----------
For the year ended December 31, 2003 .............   $     8,052    $         1    $     3,229    $     4,824
For the year ended December 31, 2004 (restated) ..   $     4,824    $       450    $     1,324    $     3,950
For the year ended December 31, 2005 .............   $     3,950    $        59    $     1,679    $     2,330

(21) COMMITMENTS AND CONTINGENCIES

MASTER CARRIER AGREEMENT

Under a Master Carrier Agreement, AT&T has provided the Company with a variety of telecommunications services that are required in connection with the provision of the Company's services. In April, 2004, the Company entered into a Data Service Terms and Pricing attachment (the "MCA Attachment") to the Master Carrier Agreement for the renewed purchase of private line and satellite services for a minimum term of 18 months with an option by the Company to extend the term up to an additional 12 months. Under the MCA Attachment, the Company has a minimum purchase commitment for services equal to $3.6 million over the initial contract period of 18 months. If the Company terminates the network connection services or the private line and satellite services prior to the end of the applicable term or AT&T terminates the services for the Company's breach, the Company must pay to AT&T a termination charge equal to 50% of the unsatisfied minimum purchase commitment for these services for the period in which termination occurs plus 50% of the minimum purchase commitment for each remaining commitment period in the term. In July, 2005, the Company entered into a new Master Carrier Agreement (the "2005 MCA") for the purchase of all services superceding the previous agreement. Under the 2005 MCA the Company has a minimum purchase commitment of $5 million over the two year term of the agreement. The 2005 MCA also contains the same termination charge of 50% of the unsatisfied purchase commitment.

OTHER TELECOMMUNICATIONS SERVICES

The Company has committed to purchase from Verizon Business (formerly MCI Worldcom) a minimum of $900,000 per year in other telecommunications services through March 2007.

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

In connection with the termination of an agreement to sell the portal operations of the Company's discontinued India.com business, the Company brought suit against a broker that it had engaged in connection with the proposed sale of the portal operations alleging, among other things, breach of contract and misrepresentation. The broker brought a counterclaim against the Company for a brokerage fee that would have been payable on the closing of the proposed sale. The court entered a judgment in the amount of $931,000 against the Company. In response to the judgment, the Company filed a motion to alter the judgment in which the Company, among other things, requested that the Court vacate the judgment or reduce the amount of damages. On February 20, 2003, the Court vacated the original judgment and entered a declaratory judgment in EasyLink's favor that EasyLink does not owe the broker any fee or other compensation arising from the failed sale of the portal operations. On March 13, 2003, the broker filed a motion to amend the judgment or for a new trial requesting, among other things, re-instatement of the original judgment or, in the alternative, a new trial. On September 10, 2003, the Court reinstated the previously vacated judgment in favor of the broker in the original amount of $931,000. The Company and the broker appealed the decision of the District Court to the United States Court of Appeals for the Second Circuit. On June 20, 2005, the Court of Appeals reversed the District Court's ruling that the broker was a third party beneficiary of the terminated agreement and set aside the $931,000 of damages awarded against the Company by the District Court. The Court of Appeals also rejected the broker's claim on appeal for additional damages. The Court of Appeals, however, also determined that the District Court had not fully resolved the issue of whether the Company had breached the agreement to sell the portal operations for the express purpose of avoiding the broker's commission. Accordingly, the Court of Appeals remanded the case to the District Court for further consideration. The broker subsequently filed a petition for rehearing with the Court of Appeals. On July 20, 2005, the Court of Appeals denied the broker's petition. Briefs and reply briefs were submitted to the District Court on or before January 27, 2006, and the parties are awaiting the decision of the District Court on the remand issue. No assurance can be given as to the Company's likelihood of success or its ultimate liability, if any, in connection with this matter. We cannot assure you that our ultimate liability, if any, in connection with the claim will not have a material adverse effect on our financial condition or cash flows. On November 14, 2005, a former Turkish-based reseller of the Company named Arisegroup and its principals filed what purported to be a derivative complaint on behalf of a recently formed Turkish entity against the Company, certain of the

Company's current and former directors and officers and Swift Comtext Limited, a UK subsidiary of the Company, in the Supreme Court of the State of New York, County of New York. The complaint alleges breach of contract, tortious interference with contract, unjust enrichment, conversion, misappropriation of corporate opportunity, breach of fiduciary duties and fraud in the inducement and makes a claim for an accounting. The complaint seeks relief in the form of, among other relief, compensatory damages "in an amount in excess of $5,000,000", punitive damages "in an amount in excess of $10,000,000," pre-judgment interest and costs. The complaint arises out of the termination of a reseller/sponsorship arrangement between Arise and the Company and alleges the defendants agreed to establish and operate a corporation to conduct and expand EasyLink's business in Turkey and that "plaintiffs" would own 50% of the corporation. As of the date of filing of this report, the Company and, to the Company's knowledge, the other defendants have not yet been served. The Company believes that the allegations against the Company and the individual defendants are without merit. The Company intends to defend the complaint vigorously and to pursue available remedies for the filing this complaint.

OTHER

The Company's tax filings may be subject to challenge by various tax authorities. See Note 19. Although the Company believes its tax positions are in accordance with the relevant laws and regulations, they may be subject to interpretation by such authorities. The Company cannot predict whether any changes to its anticipated tax positions and filings could impact its results of operations, financial condition or cash flows.

(22) QUARTERLY FINANCIAL INFORMATION - UNAUDITED

Condensed Quarterly Consolidated Statements of Operations (in thousands, except per share data)

YEAR 2005

                                              FIRST QUARTER
                                      ----------------------------
                                           AS
                                        REVIOUSLY          AS           SECOND          THIRD          FOURTH
                                        PREPORTED       RESTATED       QUARTER         QUARTER        QUARTER
                                      ------------    ------------   ------------    ------------   ------------
Revenues ..........................   $     20,378    $     20,378   $     20,070    $     19,701   $     18,510
Cost of revenues ..................          7,714           7,769          6,986           8,169          7,004
                                      ------------    ------------   ------------    ------------   ------------
Gross profit ......................         12,664          12,609         13,084          11,532         11,506

Operating expenses
    General and administrative ....          5,650           5,600          4,574           5,206          4,535
    Separation agreement costs ....          2,475           2,312
    Other expenses ................          7,346           7,346          7,080           7,195          6,914
                                      ------------    ------------   ------------    ------------   ------------
                                            15,471          15,258         11,654          12,401         11,449
                                      ------------    ------------   ------------    ------------   ------------
Income (loss) from operations .....         (2,807)         (2,649)         1,430            (869)            57
Gain on domain names repurchase
agreement .........................             --              --             --           1,907             --
Other income(expense), net ........           (148)           (277)          (374)           (759)           100
                                      ------------    ------------   ------------    ------------   ------------
Income (loss) before income taxes .         (2,955)          2,926)         1,056             279            157
Provision (credit) for income taxes           (450)           (185)           290             (65)          (390)
                                      ------------    ------------   ------------    ------------   ------------
Net income (loss) .................   $     (2,505)   $     (2,741)  $        766    $        344   $        547
                                      ============    ============   ============    ============   ============
Basic net income (loss) per share .   $      (0.06)   $      (0.06)  $       0.02    $       0.01   $       0.01
                                      ============    ============   ============    ============   ============
Diluted net income per share ......   $      (0.06)   $      (0.06)  $       0.02    $       0.01   $       0.01
                                      ============    ============   ============    ============   ============

YEAR 2004

                                              FIRST QUARTER                                SECOND QUARTER
                                      ----------------------------   -----------------------------------------------------------
                                           THREE MONTHS ENDED             THREE MONTHS ENDED              SIX MONTHS ENDED
                                      ----------------------------   ----------------------------   ----------------------------
                                           AS                             AS                             AS
                                        REVIOUSLY          AS          REVIOUSLY          AS          REVIOUSLY          AS
                                        PREPORTED       RESTATED       PREPORTED       RESTATED       PREPORTED       RESTATED
                                      ------------    ------------   ------------    ------------   ------------    ------------
Revenues ..........................   $     24,336    $     24,336   $     24,053    $     24,053   $     48,390    $     48,390
Cost of revenues ..................         10,325           9,976          9,764           9,501         20,090          19,477
                                      ------------    ------------   ------------    ------------   ------------    ------------
Gross profit ......................         14,011          14,360         14,289          14,552         28,300          28,913

Operating expenses
    General and admin .............          6,384           6,402          5,681           5,699         12,064          12,101
    Other expenses ................          6,757           6,757          6,914           6,914         13,671          13,671
                                      ------------    ------------   ------------    ------------   ------------    ------------
                                            13,141          13,159         12,595          12,613         25,735          25,772
                                      ------------    ------------   ------------    ------------   ------------    ------------
Income from operations ............            870           1,201          1,694           1,939          2,565           3,141
Gain from debt restructuring ......             --              --             --              --             --              --
Other income(expense), net ........             13              13           (230)           (230)          (217)           (217)
                                      ------------    ------------   ------------    ------------   ------------    ------------
Income before income taxes ........            883           1,214          1,464           1,709          2,348           2,924
Provision for income taxes ........             30              55            170             160            200             215
                                      ------------    ------------   ------------    ------------   ------------    ------------
Net income ........................   $        853    $      1,159   $      1,294    $      1,549   $      2,148    $      2,709
                                      ============    ============   ============    ============   ============    ============
Basic net income per share ........   $       0.02    $       0.03   $       0.03    $       0.04   $       0.05    $       0.06
                                      ============    ============   ============    ============   ============    ============
Diluted net income per share ......   $       0.02    $       0.03   $       0.03    $       0.03   $       0.05    $       0.06
                                      ============    ============   ============    ============   ============    ============

                                                                                THIRD QUARTER
                                                          --------------------------------------------------------
                                                              THREE MONTHS ENDED            NINE MONTHS ENDED
                                                          --------------------------    --------------------------
                                                              AS                            AS
                                                           REVIOUSLY          AS         REVIOUSLY          AS
                                                           PREPORTED       RESTATED      PREPORTED       RESTATED
                                                          -----------    -----------    -----------    -----------
Revenues ..............................................   $    22,509    $    22,509    $    70,899    $    70,899
Cost of revenues ......................................         8,428          8,580         28,518         28,057
                                                          -----------    -----------    -----------    -----------
Gross profit ..........................................        14,081         13,929         42,381         42,842
                                                          -----------    -----------    -----------    -----------
Operating expenses
    General and admin .................................         5,959          5,967         18,024         18,069
    Other expenses ....................................         2,065          2,065         15,734         15,734
                                                          -----------    -----------    -----------    -----------
                                                                8,024          8,032         33,758         33,803
                                                          -----------    -----------    -----------    -----------
Income from operations ................................         6,057          5,897          8,623          9,039
Gain from debt restructuring ..........................            --             --             --             --
Other income(expense), net ............................           (16)           (16)          (234)          (234)
                                                          -----------    -----------    -----------    -----------
Income before income taxes ............................         6,041          5,881          8,389          8,805
Provision for income taxes ............................         1,550          1,665          1,750          1,880
                                                          -----------    -----------    -----------    -----------
Net income ............................................   $     4,491    $     4,216    $     6,639    $     6,925
                                                          ===========    ===========    ===========    ===========
Basic net income per share ............................   $      0.10    $      0.10    $      0.15    $      0.16
                                                          ===========    ===========    ===========    ===========
Diluted net income per share ..........................   $      0.10    $      0.09    $      0.15    $      0.15
                                                          ===========    ===========    ===========    ===========

                                                                          FOURTH QUARTER
                                                     --------------------------------------------------------
                                                         THREE MONTHS ENDED           TWELVE MONTHS ENDED
                                                     --------------------------    --------------------------
                                                         AS                            AS
                                                      REVIOUSLY          AS         REVIOUSLY          AS
                                                      PREPORTED       RESTATED      PREPORTED       RESTATED
                                                     -----------    -----------    -----------    -----------
Revenues .........................................   $    20,941    $    20,941    $    91,840    $    91,840
Cost of revenues .................................         8,207          8,071         36,725         36,129
                                                     -----------    -----------    -----------    -----------
Gross profit .....................................        12,734         12,870         55,115         55,711
                                                     -----------    -----------    -----------    -----------
Operating expenses
    General and admin ............................         5,770          5,662         23,794         23,731
    Impairment of intangible assets ..............           500            750            500            750
    Other expenses ...............................         6,410          6,410         22,144         22,144
                                                     -----------    -----------    -----------    -----------
                                                          12,680         12,822         46,438         46,625
                                                     -----------    -----------    -----------    -----------
Income from operations ...........................            54             48          8,677          9,086

Other income(expense), net
Interest income ..................................            41            219             70            249
Interest expense .................................          (149)          (149)          (517)          (517)
Gain on debt restructuring .......................           984            984            984            984
Other, net .......................................           183            183            288            288
                                                     -----------    -----------    -----------    -----------
                                                           1,059          1,237            825          1,004
                                                     -----------    -----------    -----------    -----------
Income before income taxes .......................         1,113          1,285          9,502         10,090
Provision for income taxes .......................           150            520          1,900          2,400
                                                     -----------    -----------    -----------    -----------
Net income .......................................   $       963    $       765    $     7,602    $     7,690
                                                     ===========    ===========    ===========    ===========
Basic net income per share .......................   $      0.02    $      0.02    $      0.17    $      0.17
                                                     ===========    ===========    ===========    ===========
Diluted net income per share .....................   $      0.02    $      0.02    $      0.17    $      0.17
                                                     ===========    ===========    ===========    ===========

Due to changes in the number of shares outstanding, quarterly loss per share amounts do not necessarily add to the totals for the years.

(23) GEOGRAPHIC DISCLOSURE

                                                                  GEOGRAPHIC INFORMATION
                                                                   FOR THE YEARS ENDED
                                                          --------------------------------------
                                                             2005          2004          2003
                                                          ----------    ----------    ----------
                                                                         RESTATED
United States:
Revenues ..............................................   $   54,630    $   67,973  $     77,019
Operating income (loss) ...............................       (3,478)        7,378          (175)
Total assets ..........................................       36,914        43,625        49,408
Long lived assets .....................................       22,087        22,039        27,585

All other regions:
Revenues ..............................................       24,029        23,867        24,328
Operating income (loss) ...............................        1,436         1,708          (742)
Total assets ..........................................        7,061         6,720             4
Long lived assets .....................................          641           894           951

Significant country included in all other regions

United Kingdom:
Revenues ..............................................       21,059        20,516        20,463
Operating income (loss) ...............................        1,943         2,296           172
Total assets ..........................................        5,688         5,544         1,176
Long lived assets .....................................          588           568           541

Geographic data is classified based on the location of the Company's operation that provides selling and general account maintenance of the customer's accounts.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A CONTROLS AND PROCEDURES

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

As required by Securities and Exchange Commission rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that, in light of the material weaknesses described below, as of December 31, 2005, the Company's disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting

Since November 2005, we have been implementing the changes in our internal control over financial reporting described below in this Item 9 to address certain identified material weaknesses. As a result of the errors described in
Note 2 to the consolidated financial statements included in this report and that underlie the restatement of our financial statements for the year ended December 31, 2004 and the quarter ended March 31, 2005, the Company identified the following material weaknesses in its internal control over financial reporting:

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

Remediation Measures for Identified Material Weaknesses

During November, 2005, we made the following changes in our internal control over financial reporting to remediate the material weaknesses related to the accounting for foreign income taxes, certain expense liabilities, currency translation gains and losses, fixed assets, depreciation expense and cost of revenues:

    1. Hired additional accounting personnel in both our domestic and international finance offices with the appropriate background and certification.

    2. Expanded the existing balance sheet review process by increasing the accounts and items selected for a more detailed review.

    3. Enhanced the levels of review for the quarterly and annual income tax provision.

We are continuing to monitor and enhance these changes in order to insure that our disclosure controls and procedures are effective in future periods.

                                    PART III

The information required by Items 10 through 14 in this part is omitted pursuant to Instruction G of Form 10-K and is incorporated by reference to an amendment to this Form 10-K to be filed, or in a definitive Proxy Statement filed pursuant to Regulation 14A, not later than 120 days after December 31, 2005.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits.

Some of the exhibits referenced below are incorporated by reference to filings made by EasyLink Services Corporation before the date hereof.

2.1+ Agreement and Plan of Merger by and among Mail.com, Inc., ML Acquisition Corp., Swift Telecommunications, Inc. ("STI") and George Abi Zeid, as sole shareholder of STI, dated as of January 31, 2001 (Incorporated by reference to Exhibit 2.1 of Mail.com, Inc.'s Current Report on Form 8-K filed February 8, 2001).

2.2+ Asset Purchase dated December 14, 2000 between AT&T Corp. and Swift Telecommunications, Inc. (Incorporated by reference to Exhibit 2.1 of Mail.com, Inc.'s Current Report on Form 8-K filed March 9, 2001)

3.1 Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 4.1 of Mail.com, Inc.'s Registration Statement on Form S-8 filed June 19, 2000)

3.2 Certificate of Amendment of Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 4.2 of Mail.com, Inc.'s Registration Statement on Form S-8 filed June 19, 2000)

3.3 Certificate of Ownership and Merger (Incorporated by reference to Exhibit 3.3 of EasyLink Services Corporation's Annual Report on Form 10-K for the year ended December 31, 2001)

3.4 Certificate of Amendment of Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 4.1 of EasyLink Services Corporation's Current Report on Form 8-K filed January 22,
          2002)

3.5 By-Laws (Incorporated by reference to Exhibit 10.3 of EasyLink Services Corporation's Current Report on Form 8-K filed April 5, 2005)

4.1 Specimen Class A common stock certificate (Incorporated by reference to Exhibit 10.9 to EasyLink Services Corporation's Annual Report on Form 10-K for the year ended December 31, 2001)

10.1      Thomas Murawski Employment Agreement

          10.1.1 Employment Agreement between EasyLink Services Corporation and Thomas Murawski dated February 1, 2002 (Incorporated by reference to Exhibit 10 to Amendment No. 1 to EasyLink Service Corporation's Registration Statement on Form S-3, Registration No. 333-76578)

          10.1.2 Amendment No. 1 dated as of August 8, 2003 to Employment Agreement between Thomas Murawski and the Company (Incorporated by reference to Exhibit 10.1 of EasyLink Services Corporation's Current Report on Form 10-Q filed August 14, 2003)

10.2      Gerald Gorman Employment and Other Agreements

          10.2.1 Employment Agreement between EasyLink Services Corporation and Gerald Gorman dated November 12, 2002. (Incorporated by reference to Exhibit 10 to EasyLink Services Corporation's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002)

          10.2.2 Amendment No. 1 dated November 12, 2003 to Employment Agreement between EasyLink Services Corporation and Gerald Gorman (Incorporated by reference to Exhibit 10.1 to EasyLink Services Corporation's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003)

          10.2.3 +Domain Portfolio Purchase Agreement made the 23rd day of December, 2004, by and among Easylink Services Corporation; NJ Domains LLC; and Gerald Gorman (Incorporated by reference to Exhibit 10.1 to EasyLink Services Corporation's Current Report on Form 8-K filed December 28, 2004)+

          10.2.4 Guaranty of Domain Portfolio Purchase Agreement made and delivered the 23rd day of December, 2004, by Gerald Gorman in favor of EasyLink Services Corporation (Incorporated by reference to Exhibit 10.2 to EasyLink Services Corporation's Current Report on Form 8-K filed December 28, 2004)

          10.2.5 Amendment No. 2 dated December 23, 2004 to Employment Agreement dated November 12, 2002 between EasyLink Services Corporation and Gerald Gorman (Incorporated by reference to Exhibit 10.3 to EasyLink Services Corporation's Current Report on Form 8-K filed December 28, 2004)

          10.2.6 Severance Agreement made the 23rd day of December, 2004, by and between Gerald Gorman and Easylink Services Corporation (Incorporated by reference to Exhibit 10.4 to EasyLink Services Corporation's Current Report on Form 8-K filed December 28, 2004)

          10.2.7 Release made and delivered the 23rd day of December, 2004 by Gerald Gorman in favor of EasyLink Services Corporation (Incorporated by reference to Exhibit 10.5 to EasyLink Services Corporation's Current Report on Form 8-K filed December 28, 2004)

          10.2.8 Release made and delivered the 23rd day of December, 2004 by EasyLink Services Corporation in favor of Gerald Gorman (Incorporated by reference to Exhibit 10.6 to EasyLink Services Corporation's Current Report on Form 8-K filed December 28, 2004)

          10.2.9 +Amendment No. 1 to Domain Portfolio Purchase Agreement dated August 22, 2005 among EasyLink Services Corporation, NJ Domains LLC and Gerald Gorman (Incorporated by reference to Exhibit 10.1 to EasyLink Services Corporation's Current Report on Form 8-K filed August 26, 2005)+

          10.2.10 Secured Promissory Note dated August 22, 2005 issued by NJ Domains LLC in favor of EasyLink Services Corporation (Incorporated by reference to Exhibit 10.2 to EasyLink Services Corporation's Current Report on Form 8-K filed August 26, 2005)

          10.2.11 Security Agreement dated August 22, 2005 entered into by NJ Domains LLC in favor of EasyLink Services Corporation (Incorporated by reference to Exhibit 10.3 to EasyLink Services Corporation's Current Report on Form 8-K filed August 26, 2005)

          10.2.12 Guaranty dated August 22, 2005 issued by Gerald Gorman in favor of EasyLink Services Corporation (Incorporated by reference to Exhibit 10.4 to EasyLink Services Corporation's Current Report on Form 8-K filed August 26, 2005)

10.3      George Abi Zeid Employment and Other Agreements

          10.3.1 Employment Agreement dated February 23, 2001 between Mail.com and George Abi Zeid. (Incorporated by reference to
                    Exhibit 10.1 of Mail.com, Inc.'s Current Report on Form 8-K filed March 9, 2001)

          10.3.2 Amendment dated June 1, 2003 to Employment Agreement between EasyLink Services Corporation and George Abi Zeid (Incorporated by reference to Exhibit 10.4 to EasyLink Services Corporation's Annual Report on Form 10-K filed March 30, 2004)

          10.3.3 Separation Agreement between EasyLink Services Corporation and George Abi Zeid dated January 28, 2005 (Incorporated by reference to Exhibit 10.6 to EasyLink Services Corporation's Current Report on Form 8-K filed January 28, 2005)

          10.3.4 Reaffirmation Agreement made as of July 23, 2004, by and among EasyLink Services Corporation (f/k/a Mail.com, Inc.), a Delaware corporation, Swift Telecommunications, Inc., a Delaware corporation, and George Abi Zeid (Incorporated by reference to Exhibit 10.1 to EasyLink Services Corporation's Quarterly Report on Form 10-Q filed August 16, 2004)

10.4      Employment Agreement between EasyLink Services Corporation and Michael
          A. Doyle dated March 22, 2004 (Incorporated by reference to Exhibit
          10.5 to EasyLink Services Corporation's Annual Report on Form 10-K filed March 30, 2004)

10.5 Employment Agreement between EasyLink Services Corporation and Gary MacPhee dated August 28, 2002.

10.6 Employment Agreement between EasyLink Services Corporation and Rick Gooding dated March 26, 2001.

10.7 Employment Agreement between Mail.com, Inc. and David Ambrosia dated May 19, 1999 (Incorporated by reference to Exhibit 10.6 to Amendment No. 2 to Form S-1 Registration Statement filed May 25, 1999)

10.8      2005 Executive Incentive Plan (Incorporated by reference to Exhibit
          10.1 to EasyLink Services Corporation's Current Report on Form 8-K filed April 29, 2005)

10.9      2004 Executive Incentive Plan

          10.9.1 2004 Executive Incentive Plan - Level 1 (applicable to Chief Executive Officer) (Incorporated by reference to Exhibit
                    10.8 to EasyLink Services Corporation's Annual Report on Form 10-K filed March 30, 2004)

          10.9.2 2004 Executive Incentive Plan - Level 1 International (applicable to President - International Operations) (Incorporated by reference to Exhibit 10.9 to EasyLink Services Corporations Annual Report on Form 10-K filed March 30, 2004)

          10.9.3 2004 Executive Incentive Plan - Level 2 (applicable to other named executive officers) (Incorporated by reference to
                    Exhibit 10.10 to EasyLink Services Corporation's Annual Report on Form 10-K filed March 30, 2004)

          10.9.4 2004 Executive Incentive Plan - Vice President of Sales (Incorporated by reference to Exhibit 10.11 to EasyLink Services Corporation's Annual Report on Form 10-K filed March 30, 2004)

10.10     Stock Plans

          10.10.1 EasyLink Services Corporation 2005 Stock and Incentive Plan (Incorporated by reference to Appendix A to EasyLink Services Corporation's Definitive Proxy Statement on
                    Schedule 14A filed on May 16, 2005)

          10.10.2 EasyLink Services Corporation 2003 Stock Option Plan. (Incorporated by reference to Appendix A to Definitive Proxy Statement of EasyLink Services Corporation's filed on July 1, 2003)

          10.10.3 EasyLink Services Corporation 2002 Stock Option Plan. (Incorporated by reference to Appendix A to Definitive Proxy Statement of EasyLink Services Corporation's filed on April 23, 2002)

          10.10.4 EasyLink Services Corporation 2001 Stock Option Plan. (Incorporated by reference to Appendix B to Definitive Proxy Statement of EasyLink Services Corporation filed on April 27, 2001)

          10.10.5 Mail.com, Inc. 2000 Stock Option Plan. (Incorporated by reference to Exhibit 10.1 of Mail.com, Inc.'s Registration Statement on Form S-8 filed June 19, 2000)

          10.10.6 Mail.com, Inc. Supplemental 2000 Stock Option Plan. (Incorporated by reference to Exhibit 10.3 of Mail.com, Inc.'s Registration Statement on Form S-8 filed June 19,
                    2000)

          10.10.7 Mail.com, Inc. 1999 Employee Stock Option Plan. (Incorporated by reference to Exhibit 10.16 to Amendment No. 1 to Form S-1 Registration Statement filed May 4, 1999)

          10.10.8 Mail.com, Inc. Supplemental 1999 Stock Option Plan. (Incorporated by reference to Exhibit 10.2 of Mail.com, Inc.'s Registration Statement on Form S-8 filed June 19,
                    2000)

          10.10.9 1998 Employee Stock Option Plan. (Incorporated by reference to Exhibit 10.15 to Amendment No. 1 to Form S-1 Registration Statement filed May 4, 1999)

          10.10.10 1997 Employee Stock Option Plan. (Incorporated by reference to Exhibit 10.14 to Amendment No. 1 to Form S-1 Registration Statement filed May 4, 1999)

          10.10.11 1996 Employee Stock Option Plan (Incorporated by reference to Exhibit 10.13 to Amendment No. 1 to Form S-1 Registration Statement filed May 4, 1999)

          10.10.12 Mail.com, Inc. Allegro Group Stock Option Plan. (Incorporated by reference to Exhibit 10.iii(A)(1) of Mail.com, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999)

          10.10.13 Mail.com, Inc. TCOM Stock Option Plan. (Incorporated by reference to Exhibit 10.iii(A)(2) of Mail.com, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999)

          10.10.14  1990 Stock Option Plan (Incorporated by reference to Exhibit
                    10.3 to NetMoves Corporation's Registration Statement on Form S-1, Registration No. 333-09613 ("NetMoves Registration Statement")

          10.10.15 1996 Stock Option/Stock Issuance Plan (Incorporated by reference to Exhibit 10.4 to the NetMoves Registration Statement)

          10.10.16 Description of Stock Option Issued to Thomas Murawski (Incorporated by reference to Form of Notice To Record Shareholders of Mail.com, Inc. contained in Exhibit 99.1 of Mail.com, Inc.'s Current Report on Form 8-K filed January 17, 2001)

10.11     Stock Option Agreements

          10.11.1 Form of Stock Option Agreement for options granted under the Company's stock option plans (version providing 6 month period to exercise following termination for reasons other than cause or performance)

          10.11.2 Form of Stock Option Agreement for options granted under the Company's stock option plans (version providing 12 month period to exercise following termination for reasons other than cause or performance)

          10.11.3 Form of Stock Option Agreement for options granted under the Company's stock option plans (version providing 18 month period to exercise following termination for reasons other than cause or performance)

          10.11.4 Form of Stock Option Agreement for options granted under the Company's stock option plans (version providing 24 month period to exercise following termination for reasons other than cause or performance)

          10.11.5 Form of Stock Option Agreement for options granted under the Company's stock option plans (version providing 60 day period to exercise following termination for reasons other than cause or performance)

          10.11.6 Stock Option Agreement between Mail.com, Inc. and Gerald Gorman dated December 31, 1996. (Incorporated by reference to Exhibit 10.10 to Amendment No. 1 to Form S-1 Registration Statement filed May 4, 1999)

          10.11.7 Stock Option Agreement between Mail.com, Inc. and Gerald Gorman dated June 1, 1996. (Incorporated by reference to
                    Exhibit 10.11 to Amendment No. 1 to Form S-1 Registration Statement filed May 4, 1999)

10.12 Form of Indemnification Agreement for Directors and Officers (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed May 15, 2003)

10.13 Lease Agreement between EasyLink Services Corporation and BT Piscataway, LLC dated July 23, 2003 relating to leased premises at the Company's headquarters located at 33 Knightsbridge Road, Piscataway, New Jersey (Incorporated by reference to Exhibit 10.33 to EasyLink Services Corporation's Annual Report on Form 10-K filed March 30,
          2004)

10.14 Designation Letter dated January 8, 2001 from Mail.com, Inc. to Federal Partners, L.P. (Incorporated by reference to Exhibit 99.4 of Mail.com, Inc.'s Current Report on Form 8-K filed January 10, 2001)

10.15     Wells Fargo Foothill, Inc. Credit Agreement

          10.15.1 +Credit Agreement by and among EasyLink Services Corporation, EasyLink Services USA, Inc., Swift Telecommunications, Inc., EasyLink Services International, Inc. and Wells Fargo Foothill, Inc. dated as of December 9, 2004+(Incorporated by reference to Exhibit 10.1 to EasyLink Services Corporation's Current Report on Form 8-K filed December 20, 2004)

          10.15.2 First Amendment to Credit Agreement entered into as of March 30, 2005 by and among Wells Fargo Foothill, Inc., EasyLink Services Corporation, Swift Telecommunications, Inc., EasyLink Services USA, Inc., EasyLink Services International, Inc. (Incorporated by reference to Exhibit
                    10.1 of EasyLink Services Corporation's Current Report on Form 8-K filed April 5, 2005)

          10.15.3 Second Amendment to Credit Agreement entered into as of July 29, 2005 by and among Wells Fargo Foothill, Inc., EasyLink Services Corporation, Swift Telecommunications, Inc., EasyLink Services USA, Inc., EasyLink Services International, Inc.

          10.15.4 Limited Waiver to Credit Agreement dated as of December 31, 2005 by and among Wells Fargo Foothill, Inc., EasyLink Services Corporation, Swift Telecommunications, Inc., EasyLink Services USA, Inc., EasyLink Services International, Inc.

          10.15.5 Third Amendment to Credit Agreement dated as of February 27, 2006, by and among Easylink Services Corporation, EasyLink Services USA, Inc. and Wells Fargo Foothill, Inc. (Incorporated by reference to Exhibit 10.1 of EasyLink Services Corporation's Current Report on Form 8-K filed February 28, 2006)

          10.15.6 Security Agreement dated as of December 9, 2004 by EasyLink Services Corporation in favor of Wells Fargo Foothill, Inc. (Incorporated by reference to Exhibit 10.2 to EasyLink Services Corporation's Current Report on Form 8-K filed December 20, 2004)

          10.15.7 Security Agreement dated as of December 9, 2004 by EasyLink Services USA, Inc. in favor of Wells Fargo Foothill, Inc. (Incorporated by reference to Exhibit 10.3 to EasyLink Services Corporation's Current Report on Form 8-K filed December 20, 2004)

          10.15.8 Security Agreement dated as of December 9, 2004 by Swift Telecommunications, Inc. in favor of Wells Fargo Foothill, Inc. (Incorporated by reference to Exhibit 10.4 to EasyLink Services Corporation's Current Report on Form 8-K filed December 20, 2004)

          10.15.9 Security Agreement dated as of December 9, 2004 by EasyLink Services International, Inc. in favor of Wells Fargo Foothill, Inc. (Incorporated by reference to Exhibit 10.5 to EasyLink Services Corporation's Current Report on Form 8-K filed December 20, 2004)

          10.15.10 Pledge Agreement, dated as of December 9, 2004, made by Easylink Services Corporation in favor of Wells Fargo Foothill, Inc.+ (Incorporated by reference to Exhibit 10.6 to EasyLink Services Corporation's Current Report on Form 8-K filed December 20, 2004)

          10.15.11 Pledge Agreement, dated as of December 9, 2004, made by Easylink Services USA, Inc. in favor of Wells Fargo Foothill, Inc. (Incorporated by reference to Exhibit 10.7 to EasyLink Services Corporation's Current Report on Form 8-K filed December 20, 2004)

          10.15.12 +Amendment No. 1 to Pledge Agreement, dated as of July 29, 2005, is made by Easylink Services USA, Inc., a Delaware corporation (the "Pledgor"), and Wells Fargo Foothill, Inc., a California corporation+

          10.15.13 Pledge Agreement, dated as of December 9, 2004, made by Swift Telecommunications, Inc. in favor of Wells Fargo Foothill, Inc. (Incorporated by reference to Exhibit 10.8 to EasyLink Services Corporation's Current Report on Form 8-K filed December 20, 2004)

          10.15.14 Intellectual Property Security Agreement, dated as of December 9, 2004, made by Easylink Services Corporation in favor of Wells Fargo Foothill, Inc. (Incorporated by reference to Exhibit 10.9 to EasyLink Services Corporation's Current Report on Form 8-K filed December 20, 2004)

          10.15.15 Intellectual Property Security Agreement, dated as of December 9, 2004, made by Easylink Services USA, Inc. in favor of Wells Fargo Foothill, Inc.(Incorporated by reference to Exhibit 10.10 to EasyLink Services Corporation's Current Report on Form 8-K filed December 20,
                    2004)

10.16 Registration Rights Agreement dated as of March 13, 2001, by and between Mail.com, Inc. and the investor listed therein. (Incorporated by reference to Exhibit 99.4 of Mail.com, Inc.'s Current Report on Form 8-K filed March 26, 2001)

10.17     AT&T Corp. Telecommunications Services Agreements

          10.17.1 Amended and Restated Master Carrier Agreement between EasyLink Services Corporation and AT&T Corp. entered into on July 21, 2005 (including General Terms & Conditions) ("MCA") (Incorporated by reference to Exhibit 99.1 to EasyLink Services Corporation's Current Report on Form 8-K/A filed August 10, 2005)

          10.17.2 MCA Supplemental Terms & Conditions (incorporated by reference to MCA Supplemental Terms & Conditions attached to Master Carrier Agreement contained in Exhibit 2.3 to Current Reporton Form 8-K of EasyLink Services Corporation filed on March 9, 2001)

          10.17.3 AT&T Network Connection Platform Service Description Attachment (Incorporated by reference to Exhibit 99.2 to EasyLink Services Corporation's Current Report on Form 8-K/A filed August 10, 2005)

          10.17.4** **AT&T Network Connection Service Terms and Pricing
                    Attachments entered into on July 21, 2005** (Incorporated by reference to Exhibit 99.3 to EasyLink Services Corporation's Current Report on Form 8-K/A filed August 10, 2005)

          10.17.5* *AT&T MEGACOM Service & AT&T MEGACOM 800 Service Terms and Pricing Attachment* (Incorporated by reference to Exhibit
                    10.48.4 to EasyLink Services Corporation's Annual Report on Form 10-K filed March 30, 2004)

          10.17.6** **AT&T Service Provider Markets - Service Order Attachment;
                    AT&T Internet Transport Services entered into on July 21, 2005** (Incorporated by reference to Exhibit 99.4 to EasyLink Services Corporation's Current Report on Form 8-K/A filed August 10, 2005)

          10.17.7** **AT&T UNIPLAN Service Terms and Pricing Attachment entered into on July 21, 2005** (Incorporated by reference to Exhibit 99.5 to EasyLink Services Corporation's Current Report on Form 8-K/A filed August 10, 2005)

          10.17.8* *AT&T Asynchronous Transfer Mode Service - Service Order Attachment* (Incorporated by reference to Exhibit 10.2 to EasyLink Services Corporation Form 10-Q filed on May 14,
                    2004)

          10.17.9** **AT&T Data Service Terms and Pricing Attachment entered into on July 21, 2005** (Incorporated by reference to Exhibit 99.6 to EasyLink Services Corporation's Current Report on Form 8-K/A filed August 10, 2005)

          10.17.10 Amendment to Intellectual Property Agreement between AT&T Corp. and EasyLink Services Corporation entered into on July 21, 2005 (Incorporated by reference to Exhibit 99.7 to EasyLink Services Corporation's Current Report on Form 8-K/A filed August 10, 2005)

10.18     Warrants

          10.18.1 Warrant dated November 27, 2001 issued to GATX Financial Corporation to purchase 251,000 shares of Class A common stock at an exercise price of $6.10 per share (after giving effect to January 2002 reverse stock split) (Incorporated by reference to Exhibit 10.49 to EasyLink Services Corporation's Annual Report on Form 10-K filed March 30,
                    2004)

          10.18.2 Warrant dated November 27, 2001 issued to GATX Financial Corporation to purchase 11,500 shares of Class A common stock at an exercise price of $6.10 per share (after giving effect to January 2002 reverse stock split) (Incorporated by reference to Exhibit 10.50 to EasyLink Services Corporation's Annual Report on Form 10-K filed March 30,
                    2004)

          10.18.3 Warrant dated November 27, 2001 issued to CitiCapital Commercial Leasing Corporation to purchase 48,611 shares of Class A common stock at an exercise price of $6.10 per share (after giving effect to January 2002 reverse stock split) (Incorporated by reference to Exhibit 10.51 to EasyLink Services Corporation's Annual Report on Form 10-K filed March 30, 2004)

          10.18.4 Warrant dated November 27, 2001 issued to Forsythe/McArthur Associates, Inc. to purchase 64,351 shares of Class A common stock at an exercise price of $6.10 per share (after giving effect to January 2002 reverse stock split) (Incorporated by reference to Exhibit 10.52 to EasyLink Services Corporation's Annual Report on Form 10-K filed March 30,
                    2004)

          10.18.6 Warrant dated November 27, 2001 issued to Pentech Financial Services, Inc. to purchase 51,860 shares of Class A common stock at an exercise price of $6.10 per share (after giving effect to January 2002 reverse stock split) (Incorporated by reference to Exhibit 10.53 to EasyLink Services Corporation's Annual Report on Form 10-K filed March 30,
                    2004)

          10.18.7 Warrant dated November 27, 2001 issued to Phoenix Leasing Incorporated to purchase 34,289 shares of Class A common stock at an exercise price of $6.10 per share (after giving effect to January 2002 reverse stock split) (Incorporated by reference to Exhibit 10.54 to EasyLink Services Corporation's Annual Report on Form 10-K filed March 30,
                    2004)

          10.18.8 Warrant dated November 27, 2001 issued to George Abi Zeid to purchase 268,297 shares of Class A common stock at an exercise price of $6.10 per share (after giving effect to January 2002 reverse stock split) (Incorporated by reference to Exhibit 10.55 to EasyLink Services Corporation's Annual Report on Form 10-K filed March 30, 2004)

          10.18.9 Warrant dated November 27, 2001 issued to Fleet Business Credit, LLC to purchase 66,3172 shares of Class A common stock at an exercise price of $6.10 per share (after giving effect to January 2002 reverse stock split) (Incorporated by reference to Exhibit 10.56 to EasyLink Services Corporation's Annual Report on Form 10-K filed March 30,
                    2004)

21        Subsidiaries of EasyLink Services Corporation

23        Consents

          23.1      Consent of KPMG LLP

          23.2      Consent of Grant Thornton LLP

31        Certifications

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

**        Confidential treatment requested

+ Disclosure schedules and other attachments are omitted, but will be furnished supplementally to the Commission upon request.

Financial Statement Schedules

None

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2006.

                                      EasyLink Services Corporation
                                              (Registrant)

                                      By /s/ THOMAS F. MURAWSKI
                                         --------------------------------------
                                         (Thomas F. Murawski, Chairman,
                                          President and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2006.

/s/  THOMAS F. MURAWSKI             Chairman, President and Chief
-----------------------             Executive Officer, Director
(Thomas F. Murawski)                (Principal Executive Officer)

/s/  MICHAEL A. DOYLE               Vice President and Chief Financial Officer
-----------------------             (Principal Accounting and Financial Officer)
(Michael A. Doyle)

/s/  DAVID W. AMBROSIA              Executive Vice President, General
-----------------------             Counsel and Secretary
(David Ambrosia)

/s/  ROBERT J. CASALE               Director
-----------------------
(Robert J. Casale)

/s/  PETER J. HOLZER                Director
-----------------------
(Peter J. Holzer)

/s/  GEORGE F. KNAPP                Director
-----------------------
(George F. Knapp)

/s/  JOHN C. PETRILLO               Director
-----------------------
(John C. Petrillo)

/s/  DENNIS R. RANEY                Director
-----------------------
(Dennis R. Raney)

/s/  ERIC J. ZAHLER                 Director
-----------------------
(Eric J. Zahler)

                                  EXHIBIT INDEX

Some of the exhibits referenced below are incorporated by reference to filings made by EasyLink Services Corporation before the date hereof.

Some of the exhibits referenced below are incorporated by reference to filings made by EasyLink Services Corporation before the date hereof.

2.1+ Agreement and Plan of Merger by and among Mail.com, Inc., ML Acquisition Corp., Swift Telecommunications, Inc. ("STI") and George Abi Zeid, as sole shareholder of STI, dated as of January 31, 2001 (Incorporated by reference to Exhibit 2.1 of Mail.com, Inc.'s Current Report on Form 8-K filed February 8, 2001).

2.2+ Asset Purchase dated December 14, 2000 between AT&T Corp. and Swift Telecommunications, Inc. (Incorporated by reference to Exhibit 2.1 of Mail.com, Inc.'s Current Report on Form 8-K filed March 9, 2001)

3.1 Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 4.1 of Mail.com, Inc.'s Registration Statement on Form S-8 filed June 19, 2000)

3.2 Certificate of Amendment of Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 4.2 of Mail.com, Inc.'s Registration Statement on Form S-8 filed June 19, 2000)

3.3 Certificate of Ownership and Merger (Incorporated by reference to Exhibit 3.3 of EasyLink Services Corporation's Annual Report on Form 10-K for the year ended December 31, 2001)

3.4 Certificate of Amendment of Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 4.1 of EasyLink Services Corporation's Current Report on Form 8-K filed January 22,
          2002)

3.5 By-Laws (Incorporated by reference to Exhibit 10.3 of EasyLink Services Corporation's Current Report on Form 8-K filed April 5, 2005)

4.1 Specimen Class A common stock certificate (Incorporated by reference to Exhibit 10.9 to EasyLink Services Corporation's Annual Report on Form 10-K for the year ended December 31, 2001)

10.1      Thomas Murawski Employment Agreement

          10.1.1 Employment Agreement between EasyLink Services Corporation and Thomas Murawski dated February 1, 2002 (Incorporated by reference to Exhibit 10 to Amendment No. 1 to EasyLink Service Corporation's Registration Statement on Form S-3, Registration No. 333-76578)

          10.1.2 Amendment No. 1 dated as of August 8, 2003 to Employment Agreement between Thomas Murawski and the Company (Incorporated by reference to Exhibit 10.1 of EasyLink Services Corporation's Current Report on Form 10-Q filed August 14, 2003)

10.2      Gerald Gorman Employment and Other Agreements

          10.2.1 Employment Agreement between EasyLink Services Corporation and Gerald Gorman dated November 12, 2002. (Incorporated by reference to Exhibit 10 to EasyLink Services Corporation's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002)

          10.2.2 Amendment No. 1 dated November 12, 2003 to Employment Agreement between EasyLink Services Corporation and Gerald Gorman (Incorporated by reference to Exhibit 10.1 to EasyLink Services Corporation's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003)

          10.2.3 +Domain Portfolio Purchase Agreement made the 23rd day of December, 2004, by and among Easylink Services Corporation; NJ Domains LLC; and Gerald Gorman (Incorporated by reference to Exhibit 10.1 to EasyLink Services Corporation's Current Report on Form 8-K filed December 28, 2004)+

          10.2.4 Guaranty of Domain Portfolio Purchase Agreement made and delivered the 23rd day of December, 2004, by Gerald Gorman in favor of EasyLink Services Corporation (Incorporated by reference to Exhibit 10.2 to EasyLink Services Corporation's Current Report on Form 8-K filed December 28, 2004)

          10.2.5 Amendment No. 2 dated December 23, 2004 to Employment Agreement dated November 12, 2002 between EasyLink Services Corporation and Gerald Gorman (Incorporated by reference to Exhibit 10.3 to EasyLink Services Corporation's Current Report on Form 8-K filed December 28, 2004)

          10.2.6 Severance Agreement made the 23rd day of December, 2004, by and between Gerald Gorman and Easylink Services Corporation (Incorporated by reference to Exhibit 10.4 to EasyLink Services Corporation's Current Report on Form 8-K filed December 28, 2004)

          10.2.7 Release made and delivered the 23rd day of December, 2004 by Gerald Gorman in favor of EasyLink Services Corporation (Incorporated by reference to Exhibit 10.5 to EasyLink Services Corporation's Current Report on Form 8-K filed December 28, 2004)

          10.2.8 Release made and delivered the 23rd day of December, 2004 by EasyLink Services Corporation in favor of Gerald Gorman (Incorporated by reference to Exhibit 10.6 to EasyLink Services Corporation's Current Report on Form 8-K filed December 28, 2004)

          10.2.9 +Amendment No. 1 to Domain Portfolio Purchase Agreement dated August 22, 2005 among EasyLink Services Corporation, NJ Domains LLC and Gerald Gorman (Incorporated by reference to Exhibit 10.1 to EasyLink Services Corporation's Current Report on Form 8-K filed August 26, 2005)+

          10.2.10 Secured Promissory Note dated August 22, 2005 issued by NJ Domains LLC in favor of EasyLink Services Corporation (Incorporated by reference to Exhibit 10.2 to EasyLink Services Corporation's Current Report on Form 8-K filed August 26, 2005)

          10.2.11 Security Agreement dated August 22, 2005 entered into by NJ Domains LLC in favor of EasyLink Services Corporation (Incorporated by reference to Exhibit 10.3 to EasyLink Services Corporation's Current Report on Form 8-K filed August 26, 2005)

          10.2.12 Guaranty dated August 22, 2005 issued by Gerald Gorman in favor of EasyLink Services Corporation (Incorporated by reference to Exhibit 10.4 to EasyLink Services Corporation's Current Report on Form 8-K filed August 26, 2005)

10.3      George Abi Zeid Employment and Other Agreements

          10.3.1 Employment Agreement dated February 23, 2001 between Mail.com and George Abi Zeid. (Incorporated by reference to
                    Exhibit 10.1 of Mail.com, Inc.'s Current Report on Form 8-K filed March 9, 2001)

          10.3.2 Amendment dated June 1, 2003 to Employment Agreement between EasyLink Services Corporation and George Abi Zeid (Incorporated by reference to Exhibit 10.4 to EasyLink Services Corporation's Annual Report on Form 10-K filed March 30, 2004)

          10.3.3 Separation Agreement between EasyLink Services Corporation and George Abi Zeid dated January 28, 2005 (Incorporated by reference to Exhibit 10.6 to EasyLink Services Corporation's Current Report on Form 8-K filed January 28, 2005)

          10.3.4 Reaffirmation Agreement made as of July 23, 2004, by and among EasyLink Services Corporation (f/k/a Mail.com, Inc.), a Delaware corporation, Swift Telecommunications, Inc., a Delaware corporation, and George Abi Zeid (Incorporated by reference to Exhibit 10.1 to EasyLink Services Corporation's Quarterly Report on Form 10-Q filed August 16, 2004)

10.4      Employment Agreement between EasyLink Services Corporation and Michael
          A. Doyle dated March 22, 2004 (Incorporated by reference to Exhibit
          10.5 to EasyLink Services Corporation's Annual Report on Form 10-K filed March 30, 2004)

10.5 Employment Agreement between EasyLink Services Corporation and Gary MacPhee dated August 28, 2002.

10.6 Employment Agreement between EasyLink Services Corporation and Rick Gooding dated March 26, 2001.

10.7 Employment Agreement between Mail.com, Inc. and David Ambrosia dated May 19, 1999 (Incorporated by reference to Exhibit 10.6 to Amendment No. 2 to Form S-1 Registration Statement filed May 25, 1999)

10.8      2005 Executive Incentive Plan (Incorporated by reference to Exhibit
          10.1 to EasyLink Services Corporation's Current Report on Form 8-K filed April 29, 2005)

10.9      2004 Executive Incentive Plan

          10.9.1 2004 Executive Incentive Plan - Level 1 (applicable to Chief Executive Officer) (Incorporated by reference to Exhibit
                    10.8 to EasyLink Services Corporation's Annual Report on Form 10-K filed March 30, 2004)

          10.9.2 2004 Executive Incentive Plan - Level 1 International (applicable to President - International Operations) (Incorporated by reference to Exhibit 10.9 to EasyLink Services Corporations Annual Report on Form 10-K filed March 30, 2004)

          10.9.3 2004 Executive Incentive Plan - Level 2 (applicable to other named executive officers) (Incorporated by reference to
                    Exhibit 10.10 to EasyLink Services Corporation's Annual Report on Form 10-K filed March 30, 2004)

          10.9.4 2004 Executive Incentive Plan - Vice President of Sales (Incorporated by reference to Exhibit 10.11 to EasyLink Services Corporation's Annual Report on Form 10-K filed March 30, 2004)

10.10     Stock Plans

          10.10.1 EasyLink Services Corporation 2005 Stock and Incentive Plan (Incorporated by reference to Appendix A to EasyLink Services Corporation's Definitive Proxy Statement on
                    Schedule 14A filed on May 16, 2005)

          10.10.2 EasyLink Services Corporation 2003 Stock Option Plan. (Incorporated by reference to Appendix A to Definitive Proxy Statement of EasyLink Services Corporation's filed on July 1, 2003)

          10.10.3 EasyLink Services Corporation 2002 Stock Option Plan. (Incorporated by reference to Appendix A to Definitive Proxy Statement of EasyLink Services Corporation's filed on April 23, 2002)

          10.10.4 EasyLink Services Corporation 2001 Stock Option Plan. (Incorporated by reference to Appendix B to Definitive Proxy Statement of EasyLink Services Corporation filed on April 27, 2001)

          10.10.5 Mail.com, Inc. 2000 Stock Option Plan. (Incorporated by reference to Exhibit 10.1 of Mail.com, Inc.'s Registration Statement on Form S-8 filed June 19, 2000)

          10.10.6 Mail.com, Inc. Supplemental 2000 Stock Option Plan. (Incorporated by reference to Exhibit 10.3 of Mail.com, Inc.'s Registration Statement on Form S-8 filed June 19,
                    2000)

          10.10.7 Mail.com, Inc. 1999 Employee Stock Option Plan. (Incorporated by reference to Exhibit 10.16 to Amendment No. 1 to Form S-1 Registration Statement filed May 4, 1999)

          10.10.8 Mail.com, Inc. Supplemental 1999 Stock Option Plan. (Incorporated by reference to Exhibit 10.2 of Mail.com, Inc.'s Registration Statement on Form S-8 filed June 19,
                    2000)

          10.10.9 1998 Employee Stock Option Plan. (Incorporated by reference to Exhibit 10.15 to Amendment No. 1 to Form S-1 Registration Statement filed May 4, 1999)

          10.10.10 1997 Employee Stock Option Plan. (Incorporated by reference to Exhibit 10.14 to Amendment No. 1 to Form S-1 Registration Statement filed May 4, 1999)

          10.10.11 1996 Employee Stock Option Plan (Incorporated by reference to Exhibit 10.13 to Amendment No. 1 to Form S-1 Registration Statement filed May 4, 1999)

          10.10.12 Mail.com, Inc. Allegro Group Stock Option Plan. (Incorporated by reference to Exhibit 10.iii(A)(1) of Mail.com, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999)

          10.10.13 Mail.com, Inc. TCOM Stock Option Plan. (Incorporated by reference to Exhibit 10.iii(A)(2) of Mail.com, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999)

          10.10.14  1990 Stock Option Plan (Incorporated by reference to Exhibit
                    10.3 to NetMoves Corporation's Registration Statement on Form S-1, Registration No. 333-09613 ("NetMoves Registration Statement")

          10.10.15 1996 Stock Option/Stock Issuance Plan (Incorporated by reference to Exhibit 10.4 to the NetMoves Registration Statement)

          10.10.16 Description of Stock Option Issued to Thomas Murawski (Incorporated by reference to Form of Notice To Record Shareholders of Mail.com, Inc. contained in Exhibit 99.1 of Mail.com, Inc.'s Current Report on Form 8-K filed January 17, 2001)

10.11     Stock Option Agreements

          10.11.1 Form of Stock Option Agreement for options granted under the Company's stock option plans (version providing 6 month period to exercise following termination for reasons other than cause or performance)

          10.11.2 Form of Stock Option Agreement for options granted under the Company's stock option plans (version providing 12 month period to exercise following termination for reasons other than cause or performance)

          10.11.3 Form of Stock Option Agreement for options granted under the Company's stock option plans (version providing 18 month period to exercise following termination for reasons other than cause or performance)

          10.11.4 Form of Stock Option Agreement for options granted under the Company's stock option plans (version providing 24 month period to exercise following termination for reasons other than cause or performance)

          10.11.5 Form of Stock Option Agreement for options granted under the Company's stock option plans (version providing 60 day period to exercise following termination for reasons other than cause or performance)

          10.11.6 Stock Option Agreement between Mail.com, Inc. and Gerald Gorman dated December 31, 1996. (Incorporated by reference to Exhibit 10.10 to Amendment No. 1 to Form S-1 Registration Statement filed May 4, 1999)

          10.11.7 Stock Option Agreement between Mail.com, Inc. and Gerald Gorman dated June 1, 1996. (Incorporated by reference to
                    Exhibit 10.11 to Amendment No. 1 to Form S-1 Registration Statement filed May 4, 1999)

10.12 Form of Indemnification Agreement for Directors and Officers (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed May 15, 2003)

10.13 Lease Agreement between EasyLink Services Corporation and BT Piscataway, LLC dated July 23, 2003 relating to leased premises at the Company's headquarters located at 33 Knightsbridge Road, Piscataway, New Jersey (Incorporated by reference to Exhibit 10.33 to EasyLink Services Corporation's Annual Report on Form 10-K filed March 30,
          2004)

10.14 Designation Letter dated January 8, 2001 from Mail.com, Inc. to Federal Partners, L.P. (Incorporated by reference to Exhibit 99.4 of Mail.com, Inc.'s Current Report on Form 8-K filed January 10, 2001)

10.15     Wells Fargo Foothill, Inc. Credit Agreement

          10.15.1 +Credit Agreement by and among EasyLink Services Corporation, EasyLink Services USA, Inc., Swift Telecommunications, Inc., EasyLink Services International, Inc. and Wells Fargo Foothill, Inc. dated as of December 9, 2004+(Incorporated by reference to Exhibit 10.1 to EasyLink Services Corporation's Current Report on Form 8-K filed December 20, 2004)

          10.15.2 First Amendment to Credit Agreement entered into as of March 30, 2005 by and among Wells Fargo Foothill, Inc., EasyLink Services Corporation, Swift Telecommunications, Inc., EasyLink Services USA, Inc., EasyLink Services International, Inc. (Incorporated by reference to Exhibit
                    10.1 of EasyLink Services Corporation's Current Report on Form 8-K filed April 5, 2005)

          10.15.3 Second Amendment to Credit Agreement entered into as of July 29, 2005 by and among Wells Fargo Foothill, Inc., EasyLink Services Corporation, Swift Telecommunications, Inc., EasyLink Services USA, Inc., EasyLink Services International, Inc.

          10.15.4 Limited Waiver to Credit Agreement dated as of December 31, 2005 by and among Wells Fargo Foothill, Inc., EasyLink Services Corporation, Swift Telecommunications, Inc., EasyLink Services USA, Inc., EasyLink Services International, Inc.

          10.15.5 Third Amendment to Credit Agreement dated as of February 27, 2006, by and among Easylink Services Corporation, EasyLink Services USA, Inc. and Wells Fargo Foothill, Inc. (Incorporated by reference to Exhibit 10.1 of EasyLink Services Corporation's Current Report on Form 8-K filed February 28, 2006)

          10.15.6 Security Agreement dated as of December 9, 2004 by EasyLink Services Corporation in favor of Wells Fargo Foothill, Inc. (Incorporated by reference to Exhibit 10.2 to EasyLink Services Corporation's Current Report on Form 8-K filed December 20, 2004)

          10.15.7 Security Agreement dated as of December 9, 2004 by EasyLink Services USA, Inc. in favor of Wells Fargo Foothill, Inc. (Incorporated by reference to Exhibit 10.3 to EasyLink Services Corporation's Current Report on Form 8-K filed December 20, 2004)

          10.15.8 Security Agreement dated as of December 9, 2004 by Swift Telecommunications, Inc. in favor of Wells Fargo Foothill, Inc. (Incorporated by reference to Exhibit 10.4 to EasyLink Services Corporation's Current Report on Form 8-K filed December 20, 2004)

          10.15.9 Security Agreement dated as of December 9, 2004 by EasyLink Services International, Inc. in favor of Wells Fargo Foothill, Inc. (Incorporated by reference to Exhibit 10.5 to EasyLink Services Corporation's Current Report on Form 8-K filed December 20, 2004)

          10.15.10 Pledge Agreement, dated as of December 9, 2004, made by Easylink Services Corporation in favor of Wells Fargo Foothill, Inc.+ (Incorporated by reference to Exhibit 10.6 to EasyLink Services Corporation's Current Report on Form 8-K filed December 20, 2004)

          10.15.11 Pledge Agreement, dated as of December 9, 2004, made by Easylink Services USA, Inc. in favor of Wells Fargo Foothill, Inc. (Incorporated by reference to Exhibit 10.7 to EasyLink Services Corporation's Current Report on Form 8-K filed December 20, 2004)

          10.15.12 +Amendment No. 1 to Pledge Agreement, dated as of July 29, 2005, is made by Easylink Services USA, Inc., a Delaware corporation (the "Pledgor"), and Wells Fargo Foothill, Inc., a California corporation+

          10.15.13 Pledge Agreement, dated as of December 9, 2004, made by Swift Telecommunications, Inc. in favor of Wells Fargo Foothill, Inc. (Incorporated by reference to Exhibit 10.8 to EasyLink Services Corporation's Current Report on Form 8-K filed December 20, 2004)

          10.15.14 Intellectual Property Security Agreement, dated as of December 9, 2004, made by Easylink Services Corporation in favor of Wells Fargo Foothill, Inc. (Incorporated by reference to Exhibit 10.9 to EasyLink Services Corporation's Current Report on Form 8-K filed December 20, 2004)

          10.15.15 Intellectual Property Security Agreement, dated as of December 9, 2004, made by Easylink Services USA, Inc. in favor of Wells Fargo Foothill, Inc.(Incorporated by reference to Exhibit 10.10 to EasyLink Services Corporation's Current Report on Form 8-K filed December 20,
                    2004)

10.16 Registration Rights Agreement dated as of March 13, 2001, by and between Mail.com, Inc. and the investor listed therein. (Incorporated by reference to Exhibit 99.4 of Mail.com, Inc.'s Current Report on Form 8-K filed March 26, 2001)

10.17     AT&T Corp. Telecommunications Services Agreements

          10.17.1 Amended and Restated Master Carrier Agreement between EasyLink Services Corporation and AT&T Corp. entered into on July 21, 2005 (including General Terms & Conditions) ("MCA") (Incorporated by reference to Exhibit 99.1 to EasyLink Services Corporation's Current Report on Form 8-K/A filed August 10, 2005)

          10.17.2 MCA Supplemental Terms & Conditions (incorporated by reference to MCA Supplemental Terms & Conditions attached to Master Carrier Agreement contained in Exhibit 2.3 to Current Reporton Form 8-K of EasyLink Services Corporation filed on March 9, 2001)

          10.17.3 AT&T Network Connection Platform Service Description Attachment (Incorporated by reference to Exhibit 99.2 to EasyLink Services Corporation's Current Report on Form 8-K/A filed August 10, 2005)

          10.17.4** **AT&T Network Connection Service Terms and Pricing
                    Attachments entered into on July 21, 2005** (Incorporated by reference to Exhibit 99.3 to EasyLink Services Corporation's Current Report on Form 8-K/A filed August 10, 2005)

          10.17.5* *AT&T MEGACOM Service & AT&T MEGACOM 800 Service Terms and Pricing Attachment* (Incorporated by reference to Exhibit
                    10.48.4 to EasyLink Services Corporation's Annual Report on Form 10-K filed March 30, 2004)

          10.17.6** **AT&T Service Provider Markets - Service Order Attachment;
                    AT&T Internet Transport Services entered into on July 21, 2005** (Incorporated by reference to Exhibit 99.4 to EasyLink Services Corporation's Current Report on Form 8-K/A filed August 10, 2005)

          10.17.7** **AT&T UNIPLAN Service Terms and Pricing Attachment entered into on July 21, 2005** (Incorporated by reference to Exhibit 99.5 to EasyLink Services Corporation's Current Report on Form 8-K/A filed August 10, 2005)

          10.17.8* *AT&T Asynchronous Transfer Mode Service - Service Order Attachment* (Incorporated by reference to Exhibit 10.2 to EasyLink Services Corporation Form 10-Q filed on May 14,
                    2004)

          10.17.9** **AT&T Data Service Terms and Pricing Attachment entered into on July 21, 2005** (Incorporated by reference to Exhibit 99.6 to EasyLink Services Corporation's Current Report on Form 8-K/A filed August 10, 2005)

          10.17.10 Amendment to Intellectual Property Agreement between AT&T Corp. and EasyLink Services Corporation entered into on July 21, 2005 (Incorporated by reference to Exhibit 99.7 to EasyLink Services Corporation's Current Report on Form 8-K/A filed August 10, 2005)

10.18     Warrants

          10.18.1 Warrant dated November 27, 2001 issued to GATX Financial Corporation to purchase 251,000 shares of Class A common stock at an exercise price of $6.10 per share (after giving effect to January 2002 reverse stock split) (Incorporated by reference to Exhibit 10.49 to EasyLink Services Corporation's Annual Report on Form 10-K filed March 30,
                    2004)

          10.18.2 Warrant dated November 27, 2001 issued to GATX Financial Corporation to purchase 11,500 shares of Class A common stock at an exercise price of $6.10 per share (after giving effect to January 2002 reverse stock split) (Incorporated by reference to Exhibit 10.50 to EasyLink Services Corporation's Annual Report on Form 10-K filed March 30,
                    2004)

          10.18.3 Warrant dated November 27, 2001 issued to CitiCapital Commercial Leasing Corporation to purchase 48,611 shares of Class A common stock at an exercise price of $6.10 per share (after giving effect to January 2002 reverse stock split) (Incorporated by reference to Exhibit 10.51 to EasyLink Services Corporation's Annual Report on Form 10-K filed March 30, 2004)

          10.18.4 Warrant dated November 27, 2001 issued to Forsythe/McArthur Associates, Inc. to purchase 64,351 shares of Class A common stock at an exercise price of $6.10 per share (after giving effect to January

                    2002 reverse stock split) (Incorporated by reference to
                    Exhibit 10.52 to EasyLink Services Corporation's Annual Report on Form 10-K filed March 30, 2004)

          10.18.6 Warrant dated November 27, 2001 issued to Pentech Financial Services, Inc. to purchase 51,860 shares of Class A common stock at an exercise price of $6.10 per share (after giving effect to January 2002 reverse stock split) (Incorporated by reference to Exhibit 10.53 to EasyLink Services Corporation's Annual Report on Form 10-K filed March 30,
                    2004)

          10.18.7 Warrant dated November 27, 2001 issued to Phoenix Leasing Incorporated to purchase 34,289 shares of Class A common stock at an exercise price of $6.10 per share (after giving effect to January 2002 reverse stock split) (Incorporated by reference to Exhibit 10.54 to EasyLink Services Corporation's Annual Report on Form 10-K filed March 30,
                    2004)

          10.18.8 Warrant dated November 27, 2001 issued to George Abi Zeid to purchase 268,297 shares of Class A common stock at an exercise price of $6.10 per share (after giving effect to January 2002 reverse stock split) (Incorporated by reference to Exhibit 10.55 to EasyLink Services Corporation's Annual Report on Form 10-K filed March 30, 2004)

          10.18.9 Warrant dated November 27, 2001 issued to Fleet Business Credit, LLC to purchase 66,3172 shares of Class A common stock at an exercise price of $6.10 per share (after giving effect to January 2002 reverse stock split) (Incorporated by reference to Exhibit 10.56 to EasyLink Services Corporation's Annual Report on Form 10-K filed March 30,
                    2004)

21        Subsidiaries of EasyLink Services Corporation

23        Consents

          23.1      Consent of KPMG LLP

          23.2      Consent of Grant Thornton LLP

31        Certifications

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

**        Confidential treatment requested

+ Disclosure schedules and other attachments are omitted, but will be furnished supplementally to the Commission upon request.