Form 10-Q
period 2006-03-31
EASYLINK SERVICES CORP
filed 2006-05-15
CIK 1081661

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006
                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X | No | |

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.

Large accelerated filer [ ]    Accelerated filer [ ]   Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [X]

Common stock outstanding at April 25, 2006: Class A common stock $0.01 par value 54,342,436 shares.

                          EASYLINK SERVICES CORPORATION
                                 MARCH 31, 2006
                                    FORM 10-Q
                                      INDEX

                                                                                              Page
                                                                                             Number
PART I:    FINANCIAL INFORMATION

Item 1:    Condensed Consolidated Financial Statements:

           Condensed Consolidated Balance Sheets as of March 31,
           2006 (unaudited) and December 31, 2005..............................................3

           Unaudited Condensed Consolidated Statements of Operations for the
           three months ended March 31, 2006 and 2005..........................................4

           Unaudited Condensed Consolidated Statements of Cash Flows for the
           three months ended March 31, 2006 and 2005..........................................5

           Notes to Unaudited Interim Condensed Consolidated Financial
           Statements..........................................................................6

Item 2:    Management's Discussion and Analysis of Financial Condition and
           Results of Operations..............................................................14

Item 3:    Quantitative and Qualitative Disclosure about Market Risk..........................17

Item 4:    Controls and Procedures............................................................17

PART II: OTHER INFORMATION

Item 1:    Legal Proceedings..................................................................19

Item 1A:   Risk Factors.......................................................................19

Item 2:    Unregistered Sales of Equity Securities and Use of Proceeds........................31

Item 3:    Defaults Upon Senior Securities....................................................31

Item 4:    Submission of Matters to a Vote of Security Holders................................31

Item 5:    Other Information..................................................................31

Item 6:    Exhibits...........................................................................32


Signatures....................................................................................33

                          EasyLink Services Corporation
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

                                                                                 Mar 31,      Dec 31,
                                                                                  2006         2005
                                                                                -------       --------
                                                                               Unaudited)

ASSETS

Current assets:
Cash and cash equivalents..................................................       $4,090       $6,282
Accounts receivable, net of allowance for doubtful accounts of $2,161 and
$2,330 as of March 31, 2006 and December 31, 2005, respectively............       11,428       11,416
Prepaid expenses and other current assets..................................        2,551        2,653
                                                                                --------      --------
Total current assets.......................................................       18,069       20,351

Property and equipment, net................................................        9,971       10,252
Goodwill, net..............................................................        6,213        6,213
Other intangible assets, net...............................................        5,862        6,264
Other assets...............................................................          890          895
                                                                                --------     --------

Total assets...............................................................      $41,005      $43,975
                                                                                ========      =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable...........................................................       $7,232       $6,464
Accrued expenses...........................................................        8,799       10,432
Loans and notes payable....................................................        9,000       10,550
Other current liabilities..................................................        1,369        1,467
Net liabilities of discontinued operations.................................          928          928
                                                                                --------      -------
Total current liabilities..................................................       27,328       29,841

Other long term liabilities................................................        1,668        1,753
                                                                                --------    ---------
Total liabilities..........................................................       28,996       31,594
                                                                                --------     --------

Stockholders' equity:
Common stock:
Class A--500,000,000 shares authorized at March 31, 2006 and December 31,
2005, 45,375,789 and 45,225,130 shares issued and outstanding at
March 31, 2006 and December 31, 2005, respectively.........................          454          452
Additional paid-in capital.................................................      554,483      554,337
Accumulated other comprehensive loss.......................................         (814)        (670)
Accumulated deficit........................................................     (542,114)    (541,738)
                                                                                --------     ---------
Total stockholders' equity.................................................       12,009       12,381
                                                                                --------       ------

Commitments and contingencies

Total liabilities and stockholders' equity.................................      $41,005      $43,975
                                                                                 =======      =======


                 See accompanying notes to unaudited condensed consolidated financial statements.

                          EasyLink Services Corporation
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)


                                                                            Three Months Ended March 31,

                                                                                 2006           2005
                                                                                  ----           ----


Revenues...................................................................      $18,461      $20,378

Cost of revenues...........................................................        7,463        7,769
                                                                                --------       ------

Gross profit...............................................................       10,998       12,609
                                                                                --------       ------

Operating expenses:
Sales and marketing........................................................        4,555        5,129
General and administrative.................................................        4,767        5,600
Product development........................................................        1,747        1,700
Separation agreement costs.................................................          ---        2,312
Amortization of intangible assets..........................................          359          517
                                                                                --------      -------
                                                                                  11,428       15,258
                                                                                --------      -------

Loss from operations.......................................................         (430)      (2,649)
                                                                                ---------      -------

Other income (expense), net:
Interest income............................................................           47           25
Interest expense...........................................................         (405)        (323)
Other, net.................................................................           63           21
                                                                                --------        -----

Total other income (expense), net..........................................         (295)        (277)
                                                                                --------         -----

Loss before income taxes...................................................         (725)      (2,926)

Credit for income taxes....................................................         (349)        (185)
                                                                                --------     ---------

Net loss...................................................................       $ (376)     $(2,741)
                                                                                ========      ========

Basic and diluted net loss per share.......................................      $(0.01)      $(0.06)
                                                                                ========      ========

Basic and diluted weighted-average shares outstanding......................   45,303,218   44,240,317
                                                                              ==========   ==========


                 See accompanying notes to unaudited condensed consolidated financial statements.

                          EasyLink Services Corporation
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                          Three Months Ended March 31,
                                                                              2006             2005
                                                                              ----             ----
Cash flows from operating activities:
Net loss                                                                 $    (376)        $  (2,741)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation                                                              727              948
     Amortization                                                              402              592
     Issuance of shares as matching contributions to employee
       benefit plans                                                           108              123
     Separation agreement costs                                                ---            2,312
     Other                                                                      26              136
Changes in operating assets and liabilities:
     Accounts receivable, net                                                  (10)            (765)
     Prepaid expenses and other current assets                                  92              586
     Accounts payable, accrued expenses and other liabilities               (1,035)          (2,555)
                                                                          ---------        ---------
Net cash used in operating activities                                          (66)          (1,364)
                                                                          ---------        ---------

Cash flows from investing activities:
Purchases of property and equipment, including capitalized software           (395)          (1,675)
                                                                              -----         ---------
Net cash used in investing activities                                         (395)          (1,675)
                                                                              -----         ---------

Cash flows from financing activities:
Proceeds of bank loan advances                                                 ---              950
Payments of bank loan advances                                                (950)             ---
Principal payments of notes payable                                           (600)          (2,025)
Other                                                                           (4)             (56)
                                                                          ---------        ---------
Net cash used in financing activities                                       (1,554)          (1,131)
                                                                          ---------        ---------

Effect of foreign exchange rate changes
   on cash and cash equivalents                                               (177)              26
                                                                          ----------       ---------

Net decrease in cash and cash equivalents                                   (2,192)          (4,144)

Cash and cash equivalents at beginning of the period                         6,282           12,216
                                                                          ---------        ---------

Cash and cash equivalents at the end of the period                          $4,090           $8,072
                                                                          ========         ========

Supplemental disclosure of cash flow information:
Cash paid for interest                                                   $     396         $    281
Cash paid for taxes                                                      $     189         $    134
Purchase of property, plant and equipment through
   capital lease obligations                                             $     ---         $     91


NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

(a)  Summary of Operations

The Company offers a broad range of information exchange services to businesses and service providers, including Transaction Management Services consisting of integrated desktop messaging services and document capture and management services such as fax to database, fax to data and data conversion services; and Transaction Delivery Services consisting of electronic data interchange or "EDI," and production messaging services utilizing email, fax and telex.

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

(b) Unaudited Interim Condensed Consolidated Financial Information

The accompanying interim condensed consolidated financial statements as of March 31, 2006 and for the three months ended March 31, 2006 and 2005 have been prepared by the Company and are unaudited. In the opinion of management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the consolidated financial position of EasyLink Services as of March 31, 2006 and the consolidated results of operations and consolidated cash flows for the three months ended March 31, 2006 and 2005. The results of operations for any interim period are not necessarily indicative of the results of operations for any other future interim period or for a full fiscal year. The condensed consolidated balance sheet at December 31, 2005 has been derived from audited consolidated financial statements at that date.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. It is suggested that these unaudited interim condensed consolidated financial statements be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2005 as included in the Company's Form 10-K filed with the Securities and Exchange Commission on March 31, 2006 (the "2005 10-K").

(c) Liquidity, Going Concern and Management's Plan

For each of the years ended December 31, 2005 and 2004, the Company received reports from its independent registered public accounting firms containing an explanatory paragraph stating that the Company has a working capital deficiency, an accumulated deficit and declining revenues that raise substantial doubt about the Company's ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management's plan in regards to these matters is described in Note 1(B) to the Company's consolidated financial statements for the year ended December 31, 2005 as included in the Company's 2005 10-K. Management believes the Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required and ultimately to achieve continued profitable operations. In April 2006, the Company raised $5.4 million from the sale of approximately 9 million shares of its Class A common stock. $3 million of the proceeds were used to make a required prepayment on the Company's outstanding debt and the balance of $2.4 million will be used for working capital purposes.

(d) Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned or majority-owned subsidiaries from the dates of acquisition. All significant intercompany accounts and transactions have been eliminated in consolidation.

The net liabilities of WORLD.com, a wholly owned subsidiary, and its majority owned subsidiaries, are reported as discontinued operations in the consolidated balance sheets as of March 31, 2006 and December 31, 2005 as a result of the sale and discontinuance of the operations of this business in 2001.

(e) Use of Estimates

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

(f) Accounts Receivable and Allowance for Doubtful Accounts

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

(g) Financial Instruments and Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents, accounts receivable and notes payable. At March 31, 2006 and December 31, 2005, the fair value of cash and cash equivalents and accounts receivable approximated their financial statement carrying amount because of the short-term maturity of these instruments. The recorded values of loans and notes payable approximate their fair values as interest approximates market rates.

Credit is extended to customers based on the evaluation of their financial condition and collateral is not required. The Company performs ongoing credit assessments of its customers and maintains an allowance for doubtful accounts. No single customer exceeded 10% of total revenues for the three months ended March 31, 2006 and 2005 and no accounts receivable from a single customer exceeded 10% of total accounts receivable as of March 31, 2006 and December 31, 2005. Revenues from the Company's five largest customers amounted to $2.1 million and $2.3 million for the three months ended March 31, 2006 and 2005, respectively and accounted for an aggregate of 11% of the Company's total revenues for both periods.

(h) Stock-Based Compensation Plans

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS 123 (revised 2004), "Share-Based Payment" (SFAS 123(R)) which replaces SFAS 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees. Among other items, SFAS 123(R) eliminates the use of APB 25 and the intrinsic method of accounting, and requires all share-based payments, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS 123(R) is effective for public companies beginning with the first annual period that begins after June 15, 2005. In December, 2005 the Company accelerated the vesting of all current employee options with an exercise price in excess of $0.92 per share to avoid the recording of expense related to those options in 2006 when the Company adopted FAS123R and periods thereafter. The Company adopted SFAS 123(R) in the first quarter of 2006 and in accordance with its provisions recognized compensation expense amounting to approximately $162,000 for all share-based payments, including employee stock options based on the grant-date fair value of those awards, for the three months ended March 31, 2006.

Executive incentive compensation plan

The Company adopted an executive incentive compensation plan for 2006 that provides for the payment of bonuses through the issuance of up to 800,000 shares of its Class A common stock reserved for issuance under the Company's 2005 Stock and Incentive Plan to executives and director level employees based on the achievement of certain Company performance criteria for the year. If the incentive compensation awards calculated in accordance with the plan exceed the market value of the 800,000 shares of stock at the distribution date, anticipated to be shortly after the end of the year, the Company may pay the balance in cash within certain specified limitations. For the three months ended March 31, 2006 the Company recorded $132,000 of expense as a liability under the incentive compensation plan based on the Company's performance against the plan criteria for the period and based upon the market price of the stock as of that date.

Stock option plans

The Company has adopted several stock option plans and assumed the plans of entities it had acquired in prior periods. Under the Company's stock option plans available for future awards including the 2005 Stock and Incentive Plan, a total of 6,125,000 shares were originally reserved for awards and 1,362,000 shares are available for future awards as of March 31, 2006. Options granted under the plans have exercise prices equal to fair market value of the Company's stock at the time of grant and generally expire within 10 years. The Company issues shares of its authorized but previously unissued Class A common stock upon the exercise of any options. Compensation expense was recorded for the Company's stock option plans in accordance with the modified prospective method as per SFAS 123(R) and amounted to approximately $30,000 for the three months ended March 31, 2006. If the fair-value-based method in accordance with SFAS 123(R) had been applied to all option grants outstanding as of March 31, 2006, the effect on compensation expense would have been immaterial and there would have been no effect on the resulting proforma basic and diluted net loss per share. There was approximately $454,000 of total unrecognized compensation cost related to nonvested options as of March 31, 2006 that will be recognized over the next four years. All amounts specified as compensation expense are net of the related tax effect, which amounted to zero as the Company records a full valuation allowance against its net deferred tax assets. See note 5.

The fair value of option grants made in the three months ended March 31, 2006, amounting to approximately $64,000, is estimated as of the date of grant using the Black Scholes method option-pricing model with the following assumptions: dividend yield of zero (0) percent, average risk-free interest rate of 3.9%, expected term of 6 years and expected volatility of 104%.

A summary of the Company's stock option activity and weighted average exercise prices during the three months ended March 31, 2006 is as follows:

                                                              Weighted Average
                                                 Options      Exercise Price

   Options outstanding at January 1, 2006       5,152,135          $3.42

   Options granted                                100,000          $0.78

   Options canceled or expired                    (52,936)        $54.48
                                                ----------     ----------

   Options outstanding at March 31, 2006        5,199,199          $2.85

The following table summarizes information about stock options outstanding and exercisable at March 31, 2006:

                                                   OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                                      ----------------------------------------     ---------------------

                                                        WEIGHTED
                                                        AVERAGE       WEIGHTED                  WEIGHTED
                                                       REMAINING       AVERAGE                   AVERAGE
RANGE OF EXERCISE                          NUMBER     CONTRACTUAL     EXERCISE      NUMBER      EXERCISE
PRICES                                   OUTSTANDING      LIFE          PRICE     EXERCISABLE     PRICE
------                                   -----------  -----------     ---------   -----------    -------


 $0.53 - 0.79.......................         556,400           7.8  $        .61      357,650 $       0.53
 $0.81 - 1.15.......................       1,515,614           7.2  $        .97    1,059,997 $       1.00
 $1.23 - 1.75.......................       2,021,050           7.5  $       1.28    1,967,611 $       1.28
 $1.88 - 2.80.......................         562,721           5.4  $       2.16      562,564 $       2.16
 $3.00 - 4.20.......................          41,203           5.5  $       3.91       41,203 $       3.91
 $4.80 - 7.19.......................          30,980           1.9  $       5.22       30,980 $       5.22
 $7.50 - 10.94......................          18,665           1.6  $       9.71       18,665 $       9.71
$12.81 - 16.88.....................          377,966           4.0  $      15.03      377,966 $      15.03
$20.00 - 20.00.....................            8,182           1.8  $      20.00        8,182 $      20.00
$32.44 - 35.00.....................           42,638           1.9  $      34.99       42,638 $      34.99
$50.00 - 64.10.....................           22,359           3.0  $      50.27       22,359 $      50.27
$118.60-175.00.....................            1,421           3.9  $     167.35        1,421 $     167.35
-----------------------------------        ---------           ---  -   -------     ----------      ------

                                           5,199,199           6.8  $       2.85    4,491,236 $       3.16
                                           =========           ===  ============    ========= ============



The Company had previously adopted the disclosure provisions of SFAS No. 148 as of December 31, 2002 and continued to apply the measurement provisions of APB
25. Under APB Opinion No. 25, compensation expense was recognized based upon the difference, if any, at the measurement date between the market value of the stock and the option exercise price. The measurement date is the date at which both the number of options and the exercise price for each option are known. The following table illustrates the effect on net loss and net loss per share for the three months ended March 31, 2005 if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. The fair value of each option grant was estimated using the Black Scholes method option pricing model with the following assumptions for grants made in 2005: dividend yield of zero (0) percent, average risk-free interest rate of 3.9%, expected life of 5 years and volatility of 119%.

($ in thousands, except per share amounts)


Net loss:
Net loss, as reported..................................  $(2,741)
Deduct: total stock based employee compensation
determined under the fair value method for all
awards, net of tax.....................................     (150)
                                                            -----

Pro forma net loss.....................................  $(2,891)
                                                         ========

Basic and diluted net loss per share:
Net loss per share, as reported........................  $(0.07)
Deduct: total stock based employee compensation
determined under the fair value method for all
awards, net of tax.....................................   (0.00)
                                                           -----
Pro forma net loss per share...........................  $(0.07)
                                                         =======

(i) Basic and Diluted Net Income (Loss) Per Share

Net income (loss) per share is presented in accordance with the provisions of SFAS No. 128, "Earnings Per Share", and the Securities and Exchange Commission Staff Accounting Bulletin No. 98. Under SFAS No. 128, basic Earnings per Share ("EPS") excludes dilution for common stock equivalents and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. Diluted net loss per share for the three months ended March 31, 2006 and 2005 exclude the effects of employee options to purchase 5,199,199 and 4,828,474 shares of common stock, respectively and 798,523 common stock warrants in each period, as their inclusion would be antidilutive.

(2) RESTATEMENT OF 2005 FINANCIAL STATEMENTS

The Company restated its previously issued financial statements for the quarter ended March 31, 2005. The Company's determination to restate these previously issued financial statements and the impact of the restatement on the statement of operations for the three months ended March 31, 2005 included the following items:

1 The liability for telecommunications services costs of the Company's United Kingdom subsidiary was overstated. The Company revised its methodology to more accurately estimate its liability resulting in a decrease in the estimated liability of $548,000 as of March 31, 2005 and an increase in related cost of service of $55,000 for the three months ended March 31, 2005.

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

3. The Company evaluated its liability in connection with a New York State sales tax audit of one of its operating subsidiaries for 2001 through 2004 and determined that the estimated liability for these taxes should be increased by $102,000 as of March 31, 2005 including $12,000 of related expenses recorded in the three months ended March 31, 2005.

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

5. The Company incorrectly calculated the net operating loss carry forwards of its United Kingdom subsidiaries as of December 31, 2004 resulting in the under-accrual of foreign income taxes of $555,000 as of March 31, 2005 including $260,000 of related income tax expense for the three months ended March 31, 2005.

6. The restatement also includes the recording of adjustments in prior periods that were not previously recorded because, in each case and in the aggregate, the amount of these errors was not material to the Company's consolidated financial statements.

The following schedules show the impact of the restatement on the relevant captions from the Company's condensed consolidated financial statements;

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2005
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                   AS PREVIOUSLY       AS
                                                     REPORTED       RESTATED
                                                     --------       --------

Revenues....................................        $  20,378      $  20,378
Cost of revenues............................            7,714          7,769
                                                    ---------       ---------
Gross profit................................           12,664         12,609
                                                    ---------       ---------
Operating Expenses:
Sales and marketing.........................            5,129          5,129
General and administrative..................            5,650          5,600
Product development.........................            1,700          1,700
Separation agreement costs..................            2,475          2,312
Amortization of intangible assets...........              517            517
                                                    ---------       ---------
                                                       15,471         15,258
Loss from operations........................           (2,807)        (2,649)
                                                    ---------       ---------
Other income (expense), net:
Interest income.............................              202             25
Interest expense............................             (306)          (323)
Other, net..................................              (44)            21
                                                    ---------       ---------
Total other income (expense), net...........             (148)          (277)
                                                    ---------       ---------
Loss before income taxes....................           (2,955)        (2,926)
Credit for income taxes.....................             (450)          (185)

Net loss....................................        $  (2,505)     $  (2,741)
                                                    ==========      ==========
Basic and diluted net loss per share........        $   (0.06)     $   (0.06)
                                                    ==========     ===========

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2005
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                   AS PREVIOUSLY          AS
                                                      REPORTED         RESTATED
                                                   ------------        ---------

Net cash used in operating activities.......        $  (1,314)     $  (1,364)
                                                    ------------   ------------
Net cash used in investing activities.......           (1,732)        (1,675)
                                                    ------------   ------------
Net cash used in financing activities.......           (1,100)        (1,131)
                                                    ------------   ------------
Effect of foreign exchange rate changes
   On cash and cash equivalents.............              (82)            26
                                                    ------------   ------------
Net decrease in cash and cash equivalents...           (4,228)        (4,144)
                                                    ------------   ------------


(3) LOANS AND NOTES PAYABLE

Loans and notes payable include the following, in thousands:

                                                 Mar 31, 2006       Dec 31, 2005
                                                 ------------       ------------

Term loan payable                                    $9,000             $9,600

Advances                                               ----                950
                                                    ---------           --------

Total loans and notes payable                        $9,000            $10,550
                                                    =========           =======

The Term loan payable is part of a $15 million credit facility with Wells Fargo Foothill, Inc. (a subsidiary of Wells Fargo Bank). The Term loan is payable monthly over 60 months with interest payable monthly at the rate of 3.75% over the Wells Fargo prime rate, which was 7.75% as of March 31, 2006. As part of the original credit facility the Company can also draw down capital advances up to $7.5 million based on certain circumstances and within certain specified limitations. The credit facility includes certain affirmative and restrictive covenants, including maintenance of quarterly levels of EBITDA.

On February 27, 2006 the Company entered into an amendment to the Credit Agreement establishing revised cumulative monthly EBITDA covenants but eliminating the Company's ability to draw down any future Advances and also requiring the Company to pay the outstanding Advances balance of $950,000. The amendment also requires the Company to obtain at least $4.0 million in new subordinated debt or equity financing and to prepay $3.0 million of the Term Loan, both by May 1, 2006. The Company repaid the $950,000 in Advances in February 2006. In April, 2006, the Company completed an equity financing with certain existing shareholders and management for the sale of approximately 9 million shares of Class A common stock for $5.4 million and made the required $3 million prepayment on the Term Loan. Contemporaneous with the prepayment, the Company and Wells Fargo Foothill entered into another amendment to the Credit Agreement providing for adjustment of the EBITDA covenant in 2006 and 2007 by permitting certain additional spending by the Company in the aggregate amount of $1.4 million under certain conditions. However, since the Company's ability to meet the original and revised EBITDA covenants was uncertain as of March 31, 2006, the total outstanding obligations under the credit agreement have been included in current liabilities in the consolidated balance sheets as of March 31, 2006 and December 31, 2005.

(4) SEPARATION AGREEMENT

In January 2005, the Company entered into a Separation Agreement with George Abi Zeid, its former President of the International division, wherein Mr. Abi Zeid resigned as an officer and director of the Company. Under the agreement, the Company agreed to pay Mr. Abi Zeid $240,000 as a severance payment on the effective date of his resignation and $1,960,000 in equal installments over three years in consideration of the non-compete and other covenants contained in the agreement. In connection with the agreement, the Company also agreed to pay $200,000 of severance payments to two other former employees of the Company. As of March 31, 2006 and December 31, 2005, $583,000 and $565,000, respectively, related to the agreement are included in accrued expenses and $539,000 and $672,000, respectively, are included in other long term liabilities.

(5) INCOME TAXES

The Company has recorded its provision (credit) for income taxes in the three months ended March 31, 2006 and 2005 using the actual effective tax rates. The Company has determined that this method yields a more reliable estimated tax provision (credit) due to the inclusion of a full valuation allowance on the Company's net deferred tax assets in the current and prior periods. Accordingly, the Company is not in a position to project an annual effective tax rate for the year ended December 31, 2006 but will update the actual 2006 quarterly effective tax rate in subsequent reporting periods. For the three months ended March 31, 2006 and 2005, the Company calculated its actual effective tax rate to be 48% and 6%, respectively. The effective rates for 2006 and 2005 vary from the standard tax rates primarily due to the utilization of available net operating losses for income tax purposes which were previously subject to a valuation allowance.

(6) COMMITMENTS AND CONTINGENCIES

Master Carrier Agreement

In July 2005, the Company entered into a new Master Carrier Agreement (the "2005 MCA") with AT&T for the purchase of all data, internet and switched services superceding a similar previous agreement. Under the 2005 MCA the Company has a minimum purchase commitment of $5 million over the two year term of the agreement. The 2005 MCA also contains the same termination charge of 50% of the unsatisfied minimum purchase commitment that was included in the original agreement.

Other Telecommunication Services

The Company has committed to purchase from Verizon Business (formerly MCI Worldcom) a minimum of $900,000 per year in other telecommunication services through March 2007.

Legal Proceedings

As previously announced, the Second Circuit Court of Appeals vacated the judgment previously entered against the Company in the amount of $931,000 in the broker litigation and remanded the case to the District Court for one further finding. Upon consideration of the issue remanded, on April 18, 2006, the District Court of the Southern District of New York issued a decision to enter judgment in favor of the Company, which was entered on April 26, 2006. On or about May 9, 2006, the broker filed a motion to amend judgment and/or order a new trial.

(7) STOCKHOLDERS' EQUITY

COMMON STOCK

During the three months ended March 31, 2006, the company issued 136,346 shares of Class A common stock valued at approximately $108,000 in connection with matching contributions to its 401K plan.

COMPREHENSIVE LOSS

Comprehensive income (loss) for the three months ended March 31, 2006 and 2005 was as follows:

($ in thousands)
                                                              2006        2005
                                                             -----       ------

Net loss                                                     $(376)     $(2,741)
Foreign currency translation                                  (144)          25
Unrealized holding gains (losses) on marketable securities     ---         (133)
                                                             -------     -------
Comprehensive loss                                          $ (520)     $(2,849)
                                                             =======    ========

(8) SUBSEQUENT EVENTS/RELATED PARTIES

In April 2006, the Company completed an equity financing with certain existing shareholders and management for the sale of approximately 9 million shares of Class A common stock for $5.4 million and made a required $3 million prepayment on its Term Loan payable to Wells Fargo. See Note 3.


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

OPERATING RESULTS

For the three months ended March 31, 2006, we reported an operating loss of $0.4 million and a net loss of $0.4 million. The operating loss and net loss for the same period in 2005 were $2.6 million and $2.7 million, respectively. In comparing the results for the three months ended March 31, 2006 to the three months ended March 31, 2005, revenues were down by $1.9 million with a resulting lower gross margin of $1.6 million. In the 2005 quarter we recorded $2.3 million of costs related to the Separation Agreement with the former President of our international division.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. We believe that of our significant accounting policies, those related to accounts receivable net of allowance for doubtful accounts, long-lived assets and intangible assets and contingencies and litigation represent the most critical estimates and assumptions that affect our financial condition and results of operations as reported in our financial statements.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2005

REVENUES

For the quarter ended March 31, 2006 total revenues were $18.5 million in comparison to $20.4 million for the same period in 2005. As detailed in the schedule below the decline in revenue is attributable to (1) lower revenues in our Transaction Delivery Services amounting to $2.8 million or a 17% decline partially offset by increased revenues in our Transaction Management Services of $0.9 million representing 24% growth over 2005.

                                                                  Change
                                      2006          2005         $       %
                                      ----          ----         -       -

Transaction Management Services     $  4,602      $  3,702  $     900     24%
Transaction Delivery Services         13,859        16,676     (2,817)   (17)%
                                      ------        ------      ------   ----
                                     $18,461       $20,378    $(1,917)   ( 9)%

Transaction Delivery Services have been continually impacted by pricing pressures in the telecommunications market and by technological factors that replace or reduce the deployment of such services by our customers. These factors have led to lower volumes, negotiated individual customer price reductions at the time of service contract renewals and the loss of certain customers. Although we have focused efforts on stabilizing this revenue stream, we believe the trend will continue throughout 2006. We will seek to expand our newer Transaction Management Services and to upgrade customers who are using our basic production messaging services to our enhanced production messaging service, EasyLink Production Messaging PM2.0 Service, to offset the declines.

COST OF REVENUES

Cost of revenues for the three months ended March 31, 2006 decreased to $7.5 million from $7.8 million in the same period of 2005 but, as a percentage of revenues, these costs increased to 40% in 2006 as compared to 38% in 2005. The higher cost percentage resulted largely from additional costs incurred during the current quarter as part of the migration of part of our operations network to the Company's new data center at its headquarters location. Cost of revenues are expected to remain at the current level until the migration is completed in the later part of 2006.

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

SALES AND MARKETING EXPENSES

Sales and marketing expenses decreased to $4.6 million in the three months ended March 31, 2006 from $5.1 million in the same period of 2005. The lower costs mostly relate to our international operations where we made headcount reductions as part of a reorganization of the division. In the United States, where our focus is on expanding Transaction Management Services, spending has remained comparable from period to period. We expect these expenses to continue at the current level throughout 2006.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $4.8 million in the three months ended March 31, 2006 as compared to $5.6 million in the same period of 2005. The lower cost resulting from a lower headcount largely in our international operations as the Company reorganized its international management group following the separation of the President of the international division in February, 2005. We anticipate general and administrative expenses in total for the balance of 2006 to be comparable to the results for the three months ended March 31, 2006. These expenses include all costs for our executive, finance and accounting, customer billing and support, human resources and other headquarters office functions. Bad debt expenses, legal and accounting fees, insurance and office rent are other significant costs included in this category.

PRODUCT DEVELOPMENT EXPENSES

Product development costs, which consist primarily of personnel and consultants' time and expense to research, conceptualize, and test product launches and enhancements to our products, were $1.7 million for the three months ended March 31, 2006 and 2005. We anticipate that spending for product development will be comparable to this level throughout 2006 as a result of our efforts to expand the development of the new Transaction Management services.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalent balances decreased by $2.2 million during the three months ended March 31, 2006 and our working capital deficit was $9.2 million partially due to the classification of our total debt outstanding to Wells Fargo Foothill as a current liability as a result of the uncertainty as of March 31, 2006 of complying with certain loan covenants. As of March 31, 2006, $5.4 million of the loan balance was payable within one year and $3.6 million of the loan balance represents the classification of the debt balance that is due after one year in current liabilities. During the current quarter our cash used in operations only amounted to $66,000 but we also spent $395,000 on capital expenditures largely related to the continued build out of our new data center and we paid $1.6 million in principal debt payments and advance repayments as required by the amended Credit Agreement with Wells Fargo Foothill. Subsequent to March 31, 2006, we completed an equity financing of $5.4 million for the sale of approximately 9 million shares of our Class A common stock. $3 million of the proceeds were used to prepay a portion of the outstanding Term Loan with Wells Fargo Foothill as required by the amended Credit Agreement and $2.4 million will be used for working capital purposes.

For each of the years ended December 31, 2005 and 2004, we received reports from our independent registered public accounting firms containing an explanatory paragraph stating that we have a working capital deficiency, an accumulated deficit and declining revenues that raise substantial doubt about our ability to continue as a going concern. Management's plans in regard to this matter are described in Note 1(B) to our annual consolidated financial statements as included in our 2005 10-K. Our condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. If the Company's cash flow is not sufficient, we may need additional financing to meet our debt service and other cash requirements. However, if we are unable to raise additional financing, restructure or settle additional outstanding debt or generate sufficient cash flow, we may be unable to continue as a going concern. Management believes the Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, and to maintain profitable operations.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from fluctuations in interest rates, foreign exchange rates and credit risk. The Company maintains continuing operations in Europe (mostly in England) and, to a lesser extent, in Singapore, Malaysia, India and Brazil. Fluctuations in exchange rates may have an adverse effect on the Company's results of operations and could also result in exchange losses. The impact of future rate fluctuations cannot be predicted adequately. To date, the Company has not sought to hedge the risks associated with fluctuations in exchange rates.

Market Risk - Our accounts receivable are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. As a result, we do not anticipate any material losses in excess of the allowance for doubtful accounts.

Interest Rate Risk - Interest rate risk refers to fluctuations in the value of a security resulting from changes in the general level of interest rates. Investments that are classified as cash and cash equivalents have original maturities of three months or less. Changes in the market's interest rates do not affect the value of these investments. In December 2004 we entered into a variable interest rate credit agreement with Wells Fargo that creates an interest rate risk for the Company on the $9 million balance of its Term Loan as of march 31, 2006. The impact of this risk assuming the current amortization schedule of the outstanding Term Loan and a hypothetical shift of 1% in interest rates would be an increase or decrease, as applicable, in annual interest costs of $52,000 related to this debt. The Company has considered the use of interest rate swaps and similar transactions to minimize this risk but has not entered into any such arrangements to date. The Company intends to continue to evaluate this risk and the cost and possible implementation of such arrangements in the future.

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

As required by Securities and Exchange Commission rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that, in light of the material weaknesses described below and the status of the Company's ongoing efforts to remediate such weaknesses, as of March 31, 2006, the Company's disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting

Since November 2005, we have been implementing the changes in our internal control over financial reporting described below in this Item 4 to address certain identified material weaknesses. As a result of the errors described in
Note 2 to the consolidated financial statements included in this report and that underlie the restatement of our financial statements for the quarter ended March 31, 2005, the Company identified the following material weaknesses in its internal control over financial reporting:

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

PART II OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

As previously announced, the Second Circuit Court of Appeals vacated the judgment previously entered against the Company in the amount of $931,000 in the broker litigation and remanded the case to the District Court for one further finding. Upon consideration of the issue remanded, on April 18, 2006, the District Court of the Southern District of New York issued a decision to enter judgment in favor of the Company, which was entered on April 26, 2006. On or about May 9, 2006, the broker filed a motion to amend judgment and/or order a new trial.

ITEM 1A:  RISK FACTORS

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

We have experienced declining revenues in each of the years ended December 31, 2005, 2004 and 2003 as compared to the prior year. See Part II, Item 7:
Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K and subsequent filings with the SEC. If we do not succeed in maintaining or increasing our revenues, our losses may continue.

IF OUR REVENUES DECLINE AND WE ARE UNABLE TO GENERATE SUFFICIENT CASH FLOW, WE MAY BE UNABLE TO PAY DEBT SERVICE ON OUR INDEBTEDNESS OR COMPLY WITH APPLICABLE COVENANTS.

As of April 30, 2006, we had outstanding indebtedness under our credit facility of $5.8 million payable over the next 29 months; obligations under office space leases; and commitments for telecommunications services. We currently have $2.4 million in principal payments and additional amounts in interest payments due during the twelve month period after April 30, 2006. Our credit facility with Wells Fargo requires us to maintain minimum specified levels of EBITDA and prohibits us from incurring capital expenditures in excess of specified amounts. The credit agreement also requires that we maintain a minimum cash balance of $1.5 million in a specified account and at least $3.5 million of eligible accounts receivable availability. See "Management's Discussion and Analysis - Liquidity and Capital Resources" contained in our Annual Report on Form 10-K and subsequent filings with the SEC.

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

WE MAY NEED TO RAISE CAPITAL IN THE FUTURE TO INVEST IN THE GROWTH OF OUR BUSINESS AND TO FUND NECESSARY EXPENDITURES.

We may need to raise additional capital in the future. See Part I. Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources contained in our Annual Report on Form 10-K and subsequent filings with the SEC. At March 31, 2006, we had $4.1 million of cash and cash equivalents. Our principal fixed commitments consist of obligations under a credit agreement, obligations under capital leases, obligations under office space leases, accounts payable and other current obligations, commitments for capital expenditures and commitments for telecommunications services. We may need additional financing to invest in the growth of our business and to pay other obligations, and the availability of such financing when needed, on terms acceptable to us, or at all, is uncertain. See "Risk Factors - We have incurred significant indebtedness for money borrowed, and we may be unable to pay debt service on this indebtedness." If we are unable to raise additional financing, generate sufficient cash flow, or restructure our debt obligations before they become due and payable, we may be unable to continue as a going concern.

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

WE MAY BE UNABLE TO SUCCESSFULLY COMPLETE THE MIGRATION OF THE NETWORK RELATING TO OUR BUSINESS ACQUIRED FROM AT&T OFF OF AT&T PREMISES.

The network for the portion of our business relating to EDI, fax and email services continues to reside on AT&T's premises under an agreement with AT&T, but is being operated and maintained by EasyLink. This agreement expires on June 30, 2006, and AT&T has informed us that they will not extend the agreement beyond this date. As a result, we have built a new network center at our corporate headquarters located in Piscataway, New Jersey and have commenced the migration of these operations to this center. If we are unable to complete the migration of all of these operations and affected customers by June 30, 2006, we will seek to enter into alternative arrangements with AT&T to accommodate any remaining operations. We currently expect that we will be able to relocate substantially all of our operations by this date and that will complete the relocation of any remaining operations within a short time thereafter.

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

WE MAY INCUR EXPENSES AND LIABILITIES AS A RESULT OF PENDING LEGAL PROCEEDINGS.

The Company is involved in legal proceedings from time to time that may result in additional expenses or liability. See "Legal Proceedings" contained in Part I, Item 3 of our Annual Report on Form 10-K and subsequent filings with the SEC. Although the Company intends to pursue its defense of these matters vigorously, no assurance can be given that the Company's efforts will be successful. To the extent that the Company is not successful in the remand proceeding, it may be required to pay any judgment that may be rendered in such proceeding. Although we intend to defend vigorously these matters, we cannot assure you that our ultimate liability, if any, in connection with these matters will not have a material adverse effect on our results of operations, financial condition or cash flows.

A SUBSTANTIAL AMOUNT OF OUR COMMON STOCK MAY COME ONTO THE MARKET IN THE FUTURE, WHICH COULD DEPRESS OUR STOCK PRICE.

Sales of a substantial number of shares of our common stock in the public market could cause the market price of our Class A common stock to decline. As of April 25, 2006, we had an aggregate of 54,342,436 shares of Class A common stock outstanding. As of March 31, 2006, we had options to purchase 5.2 million shares of Class A common stock outstanding and warrants to purchase 798,523 shares of Class A common stock outstanding.

Substantially all of the shares of our outstanding Class A common stock, other than the 9 million shares issued in the April 13, 2006 private placement, were freely tradable, in some cases subject to the volume and manner of sale limitations contained in Rule 144. We are required to file on before December 31, 2006 a registration statement covering the resale of the 9 million shares issued on April 13, 2006, and these shares may be sold after the registration statement becomes effective. We may issue large amounts of additional Class A common stock, which may also be sold and which could adversely affect the price of our stock. Approximately 23.6 million of our outstanding shares were issued in connection with the elimination of debt during the nine months ended September 30, 2003. If the holders of these shares sell large numbers of shares, these holders could cause the price of our Class A common stock to fall.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

During the three months ended March 31, 2006, the Company issued 136,346 shares of Class A common stock valued at approximately $109,000 in connection with matching contributions to its 401(k) plan. These issuances were not subject to the registration requirements of the Securities Act because the issuance of the shares was not voluntary and contributory on the part of employees.

ITEM 3:    DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5:  OTHER INFORMATION

None

ITEM 6: EXHIBITS

The following exhibits are filed as part of this report:

Exhibit 10.1+ Common Stock Purchase Agreement dated as of April 13, 2006 between EasyLink Services Corporation and the investors named therein

Exhibit 10.2 Registration Rights Agreement dated as of April 13, 2006 between EasyLink Services
                  Corporation and the investors named therein

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

                                     EasyLink Services Corporation


                                     /s/ Michael A. Doyle
                                     --------------------
                                     Michael A. Doyle
                                     Vice President and Chief Financial Officer

May 15, 2006

                                  Exhibit Index

Exhibit 10.1+ Common Stock Purchase Agreement dated as of April 13, 2006 between EasyLink Services Corporation and the investors named therein

Exhibit 10.2 Registration Rights Agreement dated as of April 13, 2006 between EasyLink Services Corporation and the investors named therein

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