Form 10-Q
period 2006-06-30
EASYLINK SERVICES CORP
filed 2006-08-11
CIK 1081661

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO __________

                        COMMISSION FILE NUMBER 000-26371

                          EASYLINK SERVICES CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

                DELAWARE                                          13-3787073
     (State or Other Jurisdiction of                           (I.R.S. Employer
     Incorporation or Organization)                          Identification No.)

  33 KNIGHTSBRIDGE ROAD, PISCATAWAY, NJ                             08854
(Address of Principal Executive Offices)                          (Zip Code)

                                 (732) 652-3500
              (Registrant's Telephone Number, Including Area Code)

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [_] Accelerated Filer [_] Non-Accelerated Filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[_] Yes [X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock outstanding at July 25, 2006: Class A common stock $0.01 par value 54,455,815 shares.

                          EASYLINK SERVICES CORPORATION
                                  JUNE 30, 2006
                                    FORM 10-Q
                                      INDEX

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
PART I:  FINANCIAL INFORMATION
Item 1:  Condensed Consolidated Financial Statements:
         Condensed Consolidated Balance Sheets as of June 30, 2006
         (unaudited) and December 31, 2005.............................      3
         Unaudited Condensed Consolidated Statements of Operations for
         the three months ended June 30, 2006 and 2005.................      4
         Unaudited Condensed Consolidated Statements of Operations for
         the six months ended June 30, 2006 and 2005...................      5
         Unaudited Condensed Consolidated Statements of Cash Flows for
         the six months ended June  30, 2006 and 2005..................      6
         Notes to Unaudited  Condensed Consolidated Financial
         Statements....................................................      7
Item 2:  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.....................................     14
Item 3:  Quantitative and Qualitative Disclosures About Market Risk....     18
Item 4:  Controls and Procedures.......................................     18

PART II: OTHER INFORMATION
Item 1:  Legal Proceedings.............................................     19
Item 1A: Risk Factors..................................................     20
Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds...     21
Item 4:  Submission of Matters to a Vote of Security Holders...........     22
Item 6:  Exhibits......................................................     23

Signatures.............................................................     24

                          EasyLink Services Corporation
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

                                                                                June 30,    December 31,
                                                                                  2006          2005
                                                                              -----------   ------------
                                                                              (unaudited)
                                     ASSETS
Current assets:
Cash and cash equivalents..................................................    $   6,265     $   6,282
Accounts receivable, net of allowance for doubtful accounts of $2,083 and
$2,330 as of June 30, 2006 and December 31, 2005, respectively.............       12,033        11,416
Prepaid expenses and other current assets..................................        2,551         2,653
                                                                               ---------     ---------
Total current assets.......................................................       20,849        20,351
Property and equipment, net................................................        9,711        10,252
Goodwill, net..............................................................        6,213         6,213
Other intangible assets, net...............................................        5,779         6,264
Other assets...............................................................          876           895
                                                                               ---------     ---------
Total assets...............................................................    $  43,428     $  43,975
                                                                               =========     =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable...........................................................    $   5,735     $   6,464
Accrued expenses...........................................................       10,085        10,432
Loans and notes payable....................................................        5,400        10,550
Other current liabilities..................................................        2,155         1,467
Net liabilities of discontinued operations.................................          928           928
                                                                               ---------     ---------
Total current liabilities..................................................       24,303        29,841
Long term liabilities......................................................        1,574         1,753
                                                                               ---------     ---------
Total liabilities..........................................................       25,877        31,594
                                                                               ---------     ---------
Stockholders' equity:
Common stock:
Class A--500,000,000 shares authorized at June 30, 2006 and December 31,
2005, 54,501,867 and 45,225,130 shares issued and outstanding at June
30, 2006 and December 31, 2005, respectively...............................          545           452
Additional paid-in capital.................................................      559,937       554,337
Accumulated other comprehensive loss.......................................         (730)         (670)
Accumulated deficit........................................................     (542,201)     (541,738)
                                                                               ---------     ---------
Total stockholders' equity.................................................       17,551        12,381
                                                                               ---------     ---------

Commitments and contingencies

Total liabilities and stockholders' equity.................................    $  43,428     $  43,975
                                                                               =========     =========

See accompanying notes to unaudited condensed consolidated financial statements.

                          EasyLink Services Corporation
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)

                                                     Three Months Ended June 30,
                                                     ---------------------------
                                                          2006          2005
                                                      -----------   -----------
Revenues..........................................    $    18,852   $    20,070
Cost of revenues..................................          7,895         6,986
                                                      -----------   -----------
Gross profit......................................         10,957        13,084
                                                      -----------   -----------
Operating expenses:
Sales and marketing...............................          4,504         4,865
General and administrative........................          4,622         4,574
Product development...............................          1,736         1,698
Amortization of intangible assets.................             43           517
                                                      -----------   -----------
                                                           10,905        11,654
                                                      -----------   -----------
Income from operations............................             52         1,430
                                                      -----------   -----------
Other income (expense), net:
Interest income...................................             62            28
Interest expense..................................           (239)         (335)
Other, net........................................            112           (67)
                                                      -----------   -----------
Total other income (expense), net.................            (65)         (374)
                                                      -----------   -----------
Income (loss) before income taxes.................            (13)        1,056
Provision for income taxes........................             76           290
                                                      -----------   -----------
Net income (loss).................................    $       (89)  $       766
                                                      ===========   ===========
Basic and diluted net income (loss) per share.....    $     (0.00)  $      0.02
                                                      ===========   ===========
Weighted-average basic shares outstanding.........     52,444,432    44,466,419
                                                      ===========   ===========
Weighted-average diluted shares outstanding.......     52,444,432    44,665,264
                                                      ===========   ===========

See accompanying notes to unaudited condensed consolidated financial statements.

                          EasyLink Services Corporation
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)

                                                     Six Months Ended June 30,
                                                     -------------------------
                                                         2006          2005
                                                     -----------   -----------
Revenues..........................................   $    37,313   $    40,448
Cost of revenues..................................        15,358        14,756
                                                     -----------   -----------
Gross profit......................................        21,955        25,692
                                                     -----------   -----------
Operating expenses:
Sales and marketing...............................         9,059         9,994
General and administrative........................         9,392        10,184
Product development...............................         3,482         3,398
Separation agreement costs........................            --         2,312
Amortization of intangible assets.................           402         1,035
                                                     -----------   -----------
                                                          22,335        26,923
                                                     -----------   -----------
Loss from operations..............................          (380)       (1,231)
                                                     -----------   -----------
Other income (expense), net:
Interest income...................................           109            53
Interest expense..................................          (643)         (658)
Other, net........................................           177           (36)
                                                     -----------   -----------
Total other income (expense), net.................          (357)         (641)
                                                     -----------   -----------
Loss before income taxes..........................          (737)       (1,872)
Provision (credit) for income taxes...............          (273)          105
                                                     -----------   -----------
Net loss..........................................   $      (464)  $    (1,977)
                                                     ===========   ===========
Basic and diluted net loss per share..............   $     (0.01)  $     (0.04)
                                                     ===========   ===========
Weighted-average basic shares outstanding.........    48,894,173    44,353,992
                                                     ===========   ===========
Weighted-average diluted shares outstanding.......    48,894,173    44,353,992
                                                     ===========   ===========

See accompanying notes to unaudited condensed consolidated financial statements.

                          EasyLink Services Corporation
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                      Six Months Ended June 30,
                                                      -------------------------
                                                           2006       2005
                                                         -------   ---------
                                                                   (revised)
Cash flows from operating activities:
Net loss...........................................      $  (464)   $(1,977)
Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
   Depreciation....................................        1,421      1,715
   Amortization of intangible assets...............          485      1,182
   Issuance of shares as matching contributions to
      employee benefit plans.......................          218        247
   Separation agreement Costs......................           --      2,312
   Other...........................................           90        (66)
Changes in operating assets and liabilities:
   Accounts receivable.............................         (650)      (589)
   Prepaid expenses and other current assets.......           86        336
   Accounts payable, accrued expenses and other
      liabilities..................................         (543)    (3,908)
                                                         -------    -------
Net cash provided by (used in) operating
   activities -- continuing operations.............          643       (748)
                                                         -------    -------
Net cash provided by operating
   activities -- discontinued operations...........           --        400
                                                         -------    -------
Net cash provided by (used in) operating
   activities......................................          643       (348)
                                                         -------    -------
Cash flows from investing activities:
Purchases of property and equipment, including
   capitalized software............................         (812)    (3,089)
                                                         -------    -------
Net cash used in investing activities..............         (812)    (3,089)
                                                         -------    -------
Cash flows from financing activities:
Proceeds of bank loan advances.....................           --        950
Repayment of bank loan advances....................         (950)        --
Payments under capital lease obligations...........          (25)      (271)
Proceeds from issuance of stock....................        5,405         96
Principal payments of notes payable................       (4,200)    (2,625)
                                                         -------    -------
Net cash provided by (used in) financing
   activities                                                230     (1,850)
                                                         -------    -------
Effect of foreign exchange rate changes on cash and
   cash equivalents................................          (78)       143
                                                         -------    -------
Net decrease in cash and cash equivalents..........          (17)    (5,144)
Cash and cash equivalents at beginning of the
   period..........................................        6,282     12,216
                                                         -------    -------
Cash and cash equivalents at end of the period.....      $ 6,265    $ 7,072
                                                         =======    =======
Supplemental disclosure of cash flow information:
Cash paid for interest.............................      $   633    $   290
Net cash paid for taxes............................      $    47    $   134
Purchase of property, plant and equipment through
capital lease obligations..........................           --    $    91

See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

(a) Summary of Operations

Easylink Services Corporation (the "Company") offers a broad range of information exchange services to businesses and service providers, including Transaction Management Services consisting of integrated desktop messaging services and document capture and management services such as fax to database, fax to data and data conversion services, and Transaction Delivery Services consisting of electronic data interchange or "EDI," and production messaging services utilizing email, fax and telex.

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

(b) Unaudited Interim Condensed Consolidated Financial Information

The accompanying interim condensed consolidated financial statements as of June 30, 2006 and for the three and six month periods ended June 30, 2006 and 2005 have been prepared by the Company and are unaudited. In the opinion of management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company as of June 30, 2006 and the consolidated results of operations and cash flows for the interim periods ended June 30, 2006 and 2005. The results of operations for any interim period are not necessarily indicative of the results of operations for any other future interim period or for a full fiscal year. The condensed consolidated balance sheet at December 31, 2005 has been derived from audited consolidated financial statements at that date.

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

(c) Liquidity, Going Concern and Management's Plan

For each of the years ended December 31, 2005 and 2004, the Company received reports from its independent registered public accounting firms containing an explanatory paragraph stating that the Company has a working capital deficiency, an accumulated deficit and declining revenues that raise substantial doubt about the Company's ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management's plan in regards to these matters is described in Note 1(B) to the Company's consolidated financial statements for the year ended December 31, 2005 as included in the 2005 10-K. Management believes the Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required and ultimately to achieve continued profitable operations.

In April 2006, the Company raised $5.4 million from the sale of approximately 9 million shares of its Class A common stock. $3 million of the proceeds were used to make a required prepayment on the Company's outstanding debt and the balance of $2.4 million is for working capital purposes.

Subsequent to June 30, 2006 the Company entered into a new $6 million credit facility with CAPCO Financial Company, a division of Greater Bay Bank N.A. ("CAPCO"). Advances under the new facility are limited to 80% to 85% of certain of the Company's accounts receivable. On July 27, 2006 the Company drew down an initial advance of $5.9 million and used the funds to pay off its existing loan balance with Wells Fargo, along with other fees and expenses. The Wells Fargo loan facility was terminated upon payoff. See Note 3.

(d) Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned or majority-owned subsidiaries from the dates of acquisition. All significant intercompany accounts and transactions have been eliminated in consolidation.

The net liabilities of WORLD.com, a wholly owned subsidiary, and its majority owned subsidiaries, are reported as discontinued operations in the consolidated balance sheets as of June 30, 2006 and December 31, 2005 as a result of the sale and discontinuance of the operations of this business in 2001.

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

(g) Revenue Recognition

The Company derives revenues from monthly fees and usage-based charges for its transaction delivery and management services and from license fees. Revenue from services is recognized as the services are performed. Facsimile license revenue is recognized over the average estimated customer life of 3 years.

During the three months ended June 30, 2006 the Company recorded revenue related to the sale, including training and support services, of a license to the source code of its Quickstream software. The revenue related to this transaction will be recognized over the contractual customer support period of four months in accordance with the provisions of AICPA Statement of Position (SOP) 97-2 (Software Revenue Recognition). The amount of revenue recorded in the second quarter was $124,000 and the balance of the sale, amounting to $866,000, will be recorded as revenue in subsequent periods.

(h) Financial Instruments and Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents, accounts receivable and notes payable. At June 30, 2006 and December 31, 2005, the fair value of cash and cash equivalents and accounts receivable approximated their financial statement carrying amount because of the short-term maturity of these instruments. The recorded values of notes payable approximate their fair values, as interest approximates market rates.

Credit is extended to customers based on the evaluation of their financial condition and collateral is not required. The Company performs ongoing credit assessments of its customers and maintains an allowance for doubtful accounts. No single customer exceeded 10% of total revenues for the three and six month periods ended June 30, 2006 and 2005 and no account receivable from a single customer exceeded 10% of total accounts receivable as of June 30, 2006 and December 31, 2005. Revenues from the Company's five largest customers accounted for an aggregate 13% of the Company's total revenues for the three and six months ended June 30, 2006 and 12% for the three and six months ended June 30, 2005.

(i) Stock-Based Compensation Plans

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS 123 (revised 2004), "Share-Based Payment" (SFAS 123(R)) which replaces SFAS 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees ("ABP 25"). Among other items, SFAS 123(R) eliminates the use of APB 25 and the intrinsic method of accounting, and requires all share-based payments, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS 123(R) is effective for public companies beginning with the first annual period that begins after June 15, 2005. In December, 2005 the Company accelerated the vesting of all current employee options with an exercise price in excess of $.92 per share to avoid the recording of expense related to those options in 2006 when the Company adopted SFAS 123(R) and periods thereafter. The Company adopted SFAS 123(R) in the first quarter of 2006 and in accordance with its provisions recognized compensation expense for all share-based payments, including employee stock options based on the grant-date fair value of those awards. A total of $191,000, including $149,000 for the executive incentive compensation plan and $42,000 for employee stock options, was expensed in the three months ended June 30, 2006 and a total of $353,000, including $281,000 for the for the executive incentive compensation plan and $72,000 for employee stock options, was expensed in the six months ended June 30, 2006.

Executive incentive compensation plan

The Company adopted an executive incentive compensation plan for 2006 that provides for the payment of bonuses through the issuance of up to 800,000 shares of its Class A common stock reserved for issuance under the Company's 2005 Stock and Incentive Plan to executives and director level employees based on the achievement of certain Company performance criteria for the year. If the incentive compensation awards calculated in accordance with the plan exceed the market value of the 800,000 shares of stock at the distribution date, anticipated to be shortly after the end of the year, the Company may pay the balance in cash within certain specified limitations. The Company recorded $149,000 and $281,000 of expense for the three and six months ended June 30, 2006 as a liability under the incentive compensation plan based on the Company's performance against the plan criteria for the period and based upon the market price of the stock as of that date.

Employee stock purchase plan

On June 20, 2006, the stockholders of the Company approved the EasyLink Services Corporation Employee Stock Purchase Plan (the "ESPP"). The purpose of the ESPP is to provide an incentive to a broad-based group of the Company's employees to acquire a proprietary interest in the Company, to continue their positions with the Company and to increase their efforts on the Company's behalf. An aggregate of 2,000,000 shares of Class A common stock has been reserved for issuance under the ESPP. The Company has not yet implemented the ESPP and, accordingly, no shares of stock have been sold thereunder.

Stock option plans

The Company has adopted several stock option plans and assumed the plans of entities it had acquired in prior periods. Under the Company's stock option plans a total of 8,075,000 shares were originally reserved for awards, of which 3,258,231 shares are available for future awards as of June 30, 2006. In 2006, the 2005 Stock and Incentive Plan was amended to increase shares available for grant from 1 million to 3 million. Options granted under the plans have exercise prices equal to fair market value of the Company's stock at the time of grant and generally expire within 7 to 10 years. The Company issues shares of its authorized but previously unissued Class A common stock upon the exercise of any options. Compensation expense was recorded for the Company's stock option plans in accordance with the modified prospective method as per SFAS 123(R) and amounted to approximately $42,000 and $72,000 for the three and six month periods ended June 30, 2006 respectively. If the fair-value-based method in accordance with SFAS 123(R) had been applied to all option grants outstanding as of June 30, 2006, the effect on compensation expense would have been immaterial and there would have been no effect on the resulting proforma basic and diluted net loss per share. There was approximately $468,000 of total unrecognized compensation cost related to nonvested options as of June 30, 2006 that will be recognized over the next four years. All amounts specified as compensation expense are net of the related tax effect, which amounted to zero as the Company records a full valuation allowance against its net deferred tax assets. See Note 5.

The fair value of option grants made in the three and six months ended June 30, 2006, amounting to approximately $55,000 and $119,000 respectively are estimated as of the date of grant using the Black Scholes method option-pricing model with the following assumptions: dividend yield of 0%, average risk-free interest rate of 4.7%, expected life of 6 years and volatility of 104%.

A summary of the Company's stock option activity and weighted average exercise prices during the six months ended June 30, 2006 is as follows:

                                                     Weighted Average
                                          Options     Exercise Price
                                         ---------   ----------------
Options outstanding at January 1, 2006   5,152,135        $ 3.42
Options granted                            200,000        $ 0.71
Options canceled or expired               (145,809)       $20.76
                                         ---------        ------
Options outstanding at June 30, 2006     5,206,326        $ 2.83

The following table summarizes information about stock options outstanding and exercisable at June 30, 2006.

                                   Options Outstanding                      Options Exercisable
    Actual        -------------------------------------------------   ------------------------------
   Range of          Number     Weighted-Average                        Number
Exercise Prices   Outstanding      Remaining       Weighted-Average   Exercisable   Weighted-Average
150% increment    at 06/30/06   Contractual Life    Exercise Price    at 06/30/06    Exercise Price
---------------   -----------   ----------------   ----------------   -----------   ----------------
  $0.53-  0.79       656,400           7.6              $  0.62          367,650         $  0.54
  $0.81-  1.15     1,425,613           7.4              $  0.97        1,000,613         $  1.00
  $1.23-  1.75     2,021,050           7.2              $  1.28        1,969,800         $  1.28
  $1.88-  2.80       562,321           5.2              $  2.16          562,321         $  2.16
  $3.00-  4.20        41,203           5.3              $  3.91           41,203         $  3.91
  $4.80-  7.19        30,980           1.6              $  5.22           30,980         $  5.22
  $7.50- 10.94        18,665           1.3              $  9.71           18,665         $  9.71
 $12.81- 16.88       375,994           3.8              $ 15.02          375,994         $ 15.02
 $20.00- 20.00         8,182           1.5              $ 20.00            8,182         $ 20.00
 $32.44- 35.00        42,638           1.6              $ 34.99           42,638         $ 34.99
 $50.00- 64.10        21,859           2.7              $ 50.22           21,859         $ 50.22
$118.60-175.00         1,421           3.6              $167.35            1,421         $167.35
--------------     ---------           ---              -------        ---------         -------
  $0.53-175.00     5,206,326           6.7              $  2.83        4,441,326         $  3.17

The Company had previously adopted the disclosure provisions of SFAS No. 148 as of December 31, 2002 and continued to apply the measurement provisions of APB
25. Under APB Opinion No. 25, compensation expense was recognized based upon the difference, if any, at the measurement date between the market value of the stock and the option exercise price. The measurement date is the date at which both the number of options and the exercise price for each option are known. The following table illustrates the effect on net loss and net loss per share for the three and six months ended June 30, 2005 if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. The fair value of each option grant was estimated using the Black Scholes method option pricing model with the following assumptions for grants made in 2005: dividend yield of 0%, average risk-free interest rate of 3.9%, expected life of 5 years and volatility of 119%.

($ in thousands, except per share amounts)           For the three months    For the six months
                                                      ended June 30, 2005   ended June 30, 2005
                                                     --------------------   -------------------
Net income (loss):
Net income (loss), as reported ...................          $  766                $(1,977)
Deduct: total stock based employee compensation
   determined under the fair value method for all
      awards, net of tax .........................            (161)                  (311)
                                                            ------                -------
Pro forma net income (loss) ......................          $  605                $(2,288)
                                                            ======                =======
Basic and diluted net income (loss) per share:
Net income (loss) per share, as reported .........          $ 0.02                $ (0.04)
Deduct: total stock based employee compensation
   determined under the fair value method for all
      awards, net of tax .........................           (0.01)                 (0.01)
                                                            ------                -------
Pro forma net income (loss) per share ............          $ 0.01                $ (0.05)
                                                            ======                =======

(j) Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 provides recognition criteria and a related measurement model for tax positions taken by companies. In accordance with FIN 48, a tax position is a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets and liabilities. Tax positions shall be recognized only when it is more likely than not (likelihood of greater than 50%), based on technical merits, that the position will be sustained upon examination. Tax positions that meet the more likely than not threshold should be measured using a probability weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006 and the Company will adopt FIN 48 as of January 1, 2007. The Company is currently evaluating the provisions of FIN 48 to determine the potential impact, if any, the adoption will have on the Company's financial statements.

(2) CARRIER SETTLEMENT AGREEMENT

In November 2005, the Company entered into a Settlement Agreement with Verizon Business, formerly MCI ("MCI"), related to certain accounts receivable and accounts payable balances with MCI that were outstanding prior to MCI's bankruptcy filing in 2002. The agreement also included a settlement of claims made by the Company that MCI had charged, and the Company had paid, amounts for telecommunications services from MCI in excess of the contracted rates prior to the bankruptcy filing. As a result of the settlement, the Company recorded a $110,000 reduction of its bad debt expense representing the recovery of the accounts receivable balance from MCI and recorded a reduction in its cost of service for $540,000 representing the recovery of charges stemming from its claim of excess telecommunication charges by MCI in the quarter ended June 30, 2005.

(3) LOANS AND NOTES PAYABLE

Loans and notes payable include the following, in thousands:

                                June 30, 2006   Dec. 31, 2005
                                -------------   -------------
Term loan payable                   $5,400         $ 9,600
Advances                                --             950
                                   -------         -------
Total loans and notes payable        5,400          10,550
                                   =======         =======

The Term loan payable as of June 30, 2006 is part of a $15 million credit facility with Wells Fargo Foothill, Inc. (a subsidiary of Wells Fargo Bank). The Term loan is payable monthly over 60 months with interest payable monthly at the rate of 3.75% over the Wells Fargo prime rate, which was 8.25% as of June 30, 2006. As part of the original credit facility the Company could also draw down capital advances up to $7.5 million based on certain circumstances and within certain specified limitations. The credit facility includes certain affirmative and restrictive covenants, including maintenance of quarterly levels of EBITDA.

On February 27, 2006 the Company entered into an amendment to the credit agreement with Wells Fargo establishing revised cumulative monthly EBITDA covenants but eliminating the Company's ability to draw down any future Advances and also requiring the Company to pay the outstanding Advances balance of $950,000. The amendment also required the Company to obtain at least $4.0 million in new subordinated debt or equity financing and to prepay $3.0 million of the Term Loan, both by May 1, 2006. The Company repaid the $950,000 in Advances in February 2006. In April 2006, the Company completed an equity financing with certain existing shareholders and management for the sale of approximately 9 million shares of Class A common stock for $5.4 million and made the required $3 million prepayment on the Term Loan. Contemporaneous with the prepayment, the Company and Wells Fargo Foothill entered into another amendment to the Credit Agreement providing for adjustment of the EBITDA covenant in 2006 and 2007 by permitting certain additional spending by the Company in the aggregate amount of $1.4 million under certain conditions. However, since the Company's ability to meet the original and revised EBITDA covenants was uncertain as of June 30, 2006 and December 31, 2005, the total outstanding obligations under the credit agreement have been included in current liabilities in the consolidated balance sheets.

Subsequent to June 30, 2006 the Company entered into a new $6.0 million credit facility with CAPCO. The facility provides for advances, subject to a maximum of 80% to 85% of certain accounts receivable of the Company, that bear interest at the rate of 2% over the prime rate of Greater Bay Bank. The facility has an initial term of 24 months, but can be terminated by CAPCO after 12 months upon 90 days prior written notice if the Company should fail to meet CAPCO's then existing underwriting credit criteria. All assets of the Company in the United States are pledged as collateral to CACPO but there are no financial covenants under the new facility. On July 27, 2006 the Company drew down an initial advance of $5.9 million and used the proceeds to pay off the outstanding loan balance with Wells Fargo, along with other related fees and expenses.

(4) SEPARATION AGREEMENT

In January 2005, the Company entered into a Separation Agreement with George Abi Zeid, its former President of the International division, wherein Mr. Abi Zeid resigned as an officer and director of the Company. Under the agreement, the Company agreed to pay Mr. Abi Zeid $240,000 as a severance payment on the effective date of his resignation and $ 1,960,000 in equal installments over three years in consideration of the non-compete and other covenants contained in the agreement. In connection with the agreement, the Company also agreed to pay $200,000 of severance payments to two other former employees of the Company. As of June 30, 2006 and December 31, 2005, $591,000 and $565,000, respectively, related to the agreement are included in accrued expenses and $388,000 and $672,000, respectively, are included in other long term liabilities.

(5) INCOME TAXES

The Company has recorded its provision (credit) for income taxes in the three and six month periods ended June 30, 2006 and 2005 using the actual effective tax rates. The Company has determined that this method yields a more reliable estimated tax provision (credit) due to the inclusion of a full valuation allowance on the Company's net deferred tax assets in the current and prior periods. Accordingly, the Company is not in a position to project an annual effective tax rate for the year ended December 31, 2006 but will update the actual 2006 quarterly effective tax rate in subsequent reporting periods. For the three months ended June 30, 2006 and 2005, the Company calculated its actual effective tax rate to be 584% and 27%, respectively. For the six months ended June 30, 2006 and 2005, the Company calculated its actual effective tax rate to be 37% and 6%, respectively. The effective rates for the periods in 2006 and 2005 vary from the standard tax rates primarily due to (1) losses in foreign entities for which the Company has no available tax credits; (2) the utilization of available net operating losses for income tax purposes which were previously subject to a valuation allowance; and (3) state income taxes, including minimum taxes, of the Company and certain United States entities of the Company that cannot be reduced by net operating losses or losses in other United States entities of the Company.


(6) STOCKHOLDERS' EQUITY

Common Stock

During the six months ended June 30, 2006 the Company issued 295,623 shares of Class A common stock valued at approximately $218,000 in connection with matching contributions to its 401(k) plan.

In April 2006, the Company completed an equity financing with certain existing shareholders and management for the sale of approximately 9 million shares of Class A common stock valued at approximately $5.4 million.

Accumulated other comprehensive loss

The Company's comprehensive loss as of June 30, 2006 and 2005 is comprised of net income (loss), unrealized holding losses on marketable securities, in 2005 only, and cumulative foreign currency translation gains (losses). Comprehensive income (loss) for the three and six month periods ended June 30, 2006 and 2005 was as follows:

                                Three months       Six months
                               ended June 30,    ended June 30,
                               --------------   ---------------
                               2006     2005     2006     2005
                               -----   ------   -----   -------
Net income (loss)              $(89)   $ 766    $(464)  $(1,977)
Unrealized holding losses on
   marketable securities         --     (388)      --      (520)
Cummulative foreign currency
   translation gains (losses)    84      126      (60)      151
                               ----    -----    -----   -------
Comprehensive income (loss)    $ (5)   $ 504    $(524)  $(2,346)

(7) COMMITMENTS AND CONTINGENCIES

Master Carrier Agreement

In July 2005, the Company entered into a new Master Carrier Agreement (the "2005 MCA") with AT&T for the purchase of all services superseding several similar previous agreements. Under the 2005 MCA the Company has a minimum purchase commitment of $5 million over the two year term of the agreement. The 2005 MCA contains a termination charge of 50% of the unsatisfied minimum purchase commitment.

Other Telecommunication Services

The Company has committed to purchase from Verizon Business (formerly MCI) a minimum of $900,000 per year in other telecommunication services for two years through March 2007.

Legal proceedings

On November 14, 2005, a former Turkish-based reseller of the Company named Arisegroup and its principals filed what purported to be a derivative complaint on behalf of a recently formed Turkish entity against the Company, certain of the Company's current and former directors and officers and Swift Comtext Limited, a UK subsidiary of the Company, in New York. The Company believes that the allegations against the Company and the individual defendants are without merit and the Company and, to the Company's knowledge, the other defendants have not been served within the stipulated time period for such action. Accordingly, the Company has reversed reserves of approximately $200,000 previously provided for the disputed amounts related to this claim in the three months ended June 30, 2006.

On August 2, 2006, Dynamic Depth, Inc. filed a complaint against the Company in the United States District Court for the Central District of California. The complaint alleges that the systems and methods employed by the Company in providing its "Fax to E-Mail Plus" and "Fax to Database" services infringe one or more claims of a patent owned by Dynamic Depth. Dynamic Depth is seeking to recover damages in an amount "of at least a reasonable royalty". The Company will defend itself vigorously in this litigation but cannot predict its outcome.

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

OPERATING RESULTS

For the six months ended June 30, 2006, we reported a net loss of $464,000 in comparison to a net loss of $2.0 million for the same period in 2005. The prior year's results include a charge of $2.3 million before income taxes (credits) related to the separation agreement with our former head of the international division. In comparing the results for the six months ended June 30, 2006 to the six months ended June 30, 2005, revenues were down by $3.1 million or 7.8% and cost of revenues increased by $0.6 million resulting in lower gross profit of $3.7 million. Reductions in sales and marketing spending of $935,000 in the 2006 period as compared to 2005 and reductions in general and administrative costs of $792,000 partially offset that impact.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. We believe that of our significant accounting policies, those related to accounts receivable net of allowance for doubtful accounts, long-lived assets and intangible assets, accruals and contingencies and litigation represent the most critical estimates and assumptions that affect our financial condition and results of operations as reported in our financial statements.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THREE MONTHS ENDED JUNE 30, 2005

REVENUES

For the quarter ended June 30, 2006 total revenues were $18.9 million in comparison to $20.1 million for the same quarter in 2005. As detailed in the schedule below the decline in revenue is attributable to lower revenues in our Transaction Delivery Services amounting to $2.1 million or 13% partially offset by increased revenues in our Transaction Management Services of $911,000 representing 23% growth over 2005.

                                                          Change
                                                      -------------
                                    2006      2005       $       %
                                  -------   -------   -------   ---
Transaction Management Services   $ 4,912   $ 4,001   $   911    23 %
Transaction Delivery Services      13,940    16,069    (2,129)  (13)%
                                  -------   -------   -------   ---
                                  $18,852   $20,070   $(1,218)   (6)%

Transaction Delivery Services have been continually impacted by pricing pressures in the telecommunications market and by technological factors that replace or reduce the deployment of such services by our customers. This has led to lower volumes, negotiated individual customer price reductions at the time of service contract renewals and the loss of certain customers. Although we have focused efforts on stabilizing this revenue stream, we believe the trend will continue throughout 2006. We are expanding our newer Transaction Management Services and upgrading customers who are using our basic production messaging services to our enhanced production messaging service, EasyLink Production Messaging PM2.0 Service, to offset the declines.

For the three months ended June 30, 2006 Transaction Management Services include $124,000 from the sale of a non-exclusive license of the Company's Quickstream software. The balance of the sale, amounting to $866,000, will be recorded in subsequent periods over the contractual customer support period. $742,000 will be recorded as revenue in the third quarter of 2006 and $124,000 will be recorded as revenue in the fourth quarter of 2006.

COST OF REVENUES

Cost of revenues for the three months ended June 30, 2006 increased to $7.9 million from $7.0 million in the same quarter of 2005. As a percentage of revenues these costs increased to 42% in 2006 as compared to 35% in 2005. The higher costs and higher percentage of revenues are partially attributable to additional costs incurred in 2006 in connection with our migration of operations to our new data center and partially due to a credit of $540,000, or 3% of revenues, in 2005 from the settlement of our claims against Verizon Business (formerly MCI) for the previous payment of excess carrier charges. Cost of revenues is expected to remain at the current level until the migration is completed in the second half of 2006.

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

SALES AND MARKETING EXPENSES

Sales and marketing expenses decreased to $4.5 million in the three months ended June 30, 2006 from $4.9 million in the same quarter of 2005. The lower costs relate to our international operations where we made headcount reductions as part of a reorganization of the division. In the United States, where our focus is on expanding Transaction Management Services, spending has remained comparable from period to period. We expect these trends to continue throughout 2006.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $4.6 million in the three months ended June 30, 2006 and 2005. We anticipate general and administrative expenses to be comparable to these results in the ensuing quarterly periods of 2006. These expenses include all costs for our executive, finance and accounting, customer billing and support, human resources and other headquarters office functions. Bad debt expenses, legal and accounting fees, insurance and office rent are other significant costs included in this category.

PRODUCT DEVELOPMENT EXPENSES

Product development costs, which consist primarily of personnel and consultants' time and expense to research, conceptualize, and test product launches and enhancements to our products, were $1.7 million for the three months ended June 30, 2006 and 2005. We anticipate that spending for product development will be comparable to this level throughout 2006 as a result of our efforts to expand the development of the new Transaction Management Services.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO SIX MONTHS ENDED JUNE 30, 2005

REVENUES

For the six months ended June 30, 2006 total revenues were $37.3 million in comparison to $40.4 million for the same period in 2005. As detailed in the schedule below the decline in revenue is attributable to lower revenues in our Transaction Delivery Services amounting to $4.9 million or 15% partially offset by increased revenues in our Transaction Management Services of $1.8 million representing 23% growth over 2005.

                                                          Change
                                                      --------------
                                    2006      2005       $        %
                                  -------   -------   -------   ----
Transaction Management Services   $ 9,514   $ 7,704   $ 1,810     23%
Transaction Delivery Services      27,799    32,744    (4,945)   (15)%
                                  -------   -------   -------    ---
                                  $37,313   $40,448   $(3,135)    (8)%

Transaction Delivery Services have been continually impacted by pricing pressures in the telecommunications market and by technological factors that replace or reduce the deployment of such services by our customers. This has led to lower volumes, negotiated individual customer price reductions at the time of service contract renewals and the loss of certain customers. Although we have focused efforts on stabilizing this revenue stream, we believe the trend will continue throughout 2006. We are expanding our newer Transaction Management Services and upgrading customers who are using our basic production messaging services to our enhanced production messaging service, EasyLink Production Messaging PM2.0 Service, to offset the declines.

COST OF REVENUES

Cost of revenues for the six months ended June 30, 2006 increased to $15.4 million from $14.8 million in the same period of 2005. As a percentage of revenues these costs increased to 41% in 2006 as compared to 36% in 2005. The higher costs and higher percentage of revenues are partially attributable to additional costs incurred in 2006 in connection with our migration of operations to our new data center and partially due to a credit of $540,000, or 1.3% of revenues, in 2005 from the settlement of our claims against Verizon Business (formerly MCI) for the previous payment of excess carrier charges.

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

SALES AND MARKETING EXPENSES

Sales and marketing expenses decreased to $9.1 million in the six months ended June 30, 2006 from $10.0 million in the same period of 2005. The lower costs relate to our international operations where we made headcount reductions as part of a reorganization of the division. In the United States, where our focus is on expanding Transaction Management Services, spending has remained comparable from period to period.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $9.4 million in the six months ended June 30, 2006 as compared to $10.2 million in the same period of 2005. The lower cost results from a lower headcount largely in our international operations as the Company reorganized its international management group following the separation of the President of the international division in February, 2005. These expenses include all costs for our executive, finance and accounting, customer billing and support, human resources and other headquarters office functions. Bad debt expenses, legal and accounting fees, insurance and office rent are other significant costs included in this category.

PRODUCT DEVELOPMENT EXPENSES

Product development costs, which consist primarily of personnel and consultants' time and expense to research, conceptualize, and test product launches and enhancements to our products, were comparable from period to period as spending amounted to $3.5 million and $3.4 million for the six months ended June 30, 2006 and 2005, respectively.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 2006 we completed an equity financing of $5.4 million for the sale of approximately 9 million shares of our Class A common stock. $3 million of the proceeds were used to prepay a portion of our outstanding Term Loan with Wells Fargo as required by our amended Credit Agreement and the balance of $2.4 million is for working capital purposes. The financing increased our cash and cash equivalent position so that the balance at June 30, 2006 remained unchanged from December 31, 2005 at $6.3 million. In addition, our working capital deficit decreased to $3.5 million at June 30, 2006 as compared to $9.5 million at December 31, 2005.

Cash provided from operations amounted to $643,000 in the current period while we spent $812,000 for capital expenditures and the net impact of all financing activities, including those described above, amounted to an increase in cash of $230,000.

Subsequent to June 30, 2006 we entered into a new $6.0 million credit facility with CAPCO. The facility provides for advances, subject to a maximum of 80% to 85% of certain accounts receivable of the Company, that bear interest at the rate of 2% over the prime rate of Greater Bay Bank. The facility has an initial term of 24 months, but can be terminated by CAPCO after 12 months upon 90 days' prior written notice if we should fail to meet CAPCO's then existing underwriting credit criteria. There are no financial covenants under the new facility. On July 27, 2006 we drew down an initial advance of $5.9 million and used the proceeds to pay off the outstanding loan balance with Wells Fargo, along with other related fees and expenses.

We believe the completed equity financing and the new credit facility have significantly improved our liquidity and furthermore, we believe our current cash and cash equivalent balances, the availability of funds under the new CAPCO credit facility and cash from operations will provide adequate funds for operating and other planned expenditures and debt service for at least the next twelve months.

For each of the years ended December 31, 2005 and 2004, we received a report from our independent registered public accounting firms containing an explanatory paragraph stating that we have a working capital deficiency, an accumulated deficit and declining revenues that raise substantial doubt about our ability to continue as a going concern. Management's plans in regard to this matter are described in Note 1(B) to our annual consolidated financial statements as included in our 10-K. Our condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. If our cash flow is not sufficient, we may need additional financing to meet our debt service and other cash requirements. However, if we are unable to raise additional financing, restructure or settle additional outstanding debt or generate sufficient cash flow, we may be unable to continue as a going concern. Management believes our ability to continue as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to obtain additional financing or refinancing as may be required, and to maintain profitable operations.

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

Interest Rate Risk - Interest rate risk refers to fluctuations in the value of a security resulting from changes in the general level of interest rates. Investments that are classified as cash and cash equivalents have original maturities of three months or less. Changes in the market's interest rates do not affect the value of these investments. Our Credit Agreement with Wells Fargo and the new CAPCO credit facility create an interest rate risk for the Company on all its outstanding debt. The impact of this risk, assuming the current debt balance remains outstanding and assuming a hypothetical shift of 1% in interest rates, would be an increase or decrease, as applicable, in annual interest costs of $54,000. The Company has considered the use of interest rate swaps and similar transactions to minimize this risk but has not entered into any such arrangements to date. The Company intends to continue to evaluate this risk and the cost and possible implementation of such arrangements in the future.

ITEM 4 CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.

As required by Securities and Exchange Commission rules, the Company's management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report. This evaluation was carried out under the supervision and with the participation of the Company's management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that, in light of the material weaknesses described below and the status of the Company's ongoing efforts to remediate such weaknesses, as of June 30, 2006, the Company's disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting

Since November 2005, the Company has been implementing the changes in its internal control over financial reporting described below in this Item 4 to address certain identified material weaknesses which contributed to the restatement of its consolidated financial statements at December 31, 2004 and for the year then ended and at March 31, 2005 and for the three months then ended. The identified material weaknesses in internal control over financial reporting were as follows:

1. The Company did not have the appropriate level of expertise to properly calculate and review its accounting for income taxes in its foreign subsidiaries. Specifically, the Company estimated its UK subsidiaries' UK income tax liability based on information contained in its statutory reports. These reports incorrectly stated the amount of net operating losses available to the UK subsidiaries as of December 31, 2003. The Company did not have the appropriate control procedures to determine the accuracy of the net operating loss information contained in the statutory reports.

2. The Company did not maintain effective controls over the accounting for and review of certain accounts because it did not have adequate personnel with sufficient expertise and adequate review and reconciliation procedures to correctly account for such transactions in accordance with generally accepted accounting principles. These accounts included certain accrued expense liabilities, fixed assets, accumulated depreciation, currency translation gains and losses and related costs and expenses.

Remediation Measures for Identified Material Weaknesses

During November 2005, the Company made the following changes in its internal control over financial reporting to remediate the material weaknesses related to the accounting for foreign income taxes, certain expense liabilities, currency translation gains and losses, fixed assets, depreciation expense and cost of revenues:

     1. Hired additional accounting personnel in both its domestic and international finance offices with the appropriate background and certification.

     2. Expanded the existing balance sheet review process by increasing the accounts and items selected for a more detailed review.

     3. Enhanced the levels of review for the quarterly and annual income tax provision.

The Company is continuing to monitor and enhance these changes in order to insure that its disclosure controls and procedures are effective in future periods.

PART II OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

On November 14, 2005, a former Turkish-based reseller of the Company named Arisegroup and its principals filed what purported to be a derivative complaint on behalf of a recently formed Turkish entity against the Company, certain of the Company's current and former directors and officers and Swift Comtext Limited, a UK subsidiary of the Company, in the Supreme Court of the State of New York, County of New York. The complaint alleges breach of contract, tortuous interference with contract, unjust enrichment, conversion, misappropriation of corporate opportunity, breach of fiduciary duties and fraud in the inducement and makes a claim for an accounting. The complaint seeks relief in the form of, among other relief, compensatory damages "in an amount in excess of $5,000,000", punitive damages "in an amount in excess of $10,000,000," pre-judgment interest and costs. The complaint arises out of the termination of a reseller/sponsorship arrangement between Arisegroup and the Company and alleges the defendants agreed to establish and operate a corporation to conduct and expand the Company's business in Turkey and that "plaintiffs" would own 50% of the corporation. The Company believes that the allegations against the Company and the individual defendants are without merit and the Company and, to the Company's knowledge, the other defendants have not been served within the stipulated time period for such action.

On August 2, 2006, Dynamic Depth, Inc. filed a complaint against the Company in the United States District Court for the Central District of California. The complaint alleges that the systems and methods employed by the Company in providing its "Fax to E-Mail Plus" and "Fax to Database" services infringe one or more claims of a patent owned by Dynamic Depth. Dynamic Depth is seeking to recover damages in an amount "of at least a reasonable royalty". The Company will defend itself vigorously in this litigation but cannot predict its outcome.

ITEM 1A: RISK FACTORS

Other than discussed below, there have been no material changes to the Risk Factors as previously disclosed in our Form 10-K for the year ended December 31, 2005 and our Form 10-Q for the quarter ended March 31, 2006.

IF OUR REVENUES DECLINE AND WE ARE UNABLE TO GENERATE SUFFICIENT CASH FLOW, WE MAY BE UNABLE TO PAY DEBT SERVICE ON OUR INDEBTEDNESS OR COMPLY WITH APPLICABLE COVENANTS.

As of June 30, 2006, we had outstanding indebtedness under our credit facility of $5.4 million, obligations under office space leases and commitments for telecommunications services. Subsequent to June 30, 2006, we entered into a new $6.0 million credit facility with CAPCO. The facility provides for advances, subject to a maximum of 80% to 85% of certain of our accounts receivable, that bear interest at the rate of 2% over the prime rate of Greater Bay Bank. The facility has an initial term of 24 months, but can be terminated by CAPCO after 12 months upon 90 days' prior written notice if we should fail to meet CAPCO's then existing underwriting credit criteria. There are no financial covenants under the new facility. On July 27, 2006 we drew down an initial advance of $5.9 million and used the proceeds to pay off the outstanding loan balance with Wells Fargo, along with other related fees and expenses.

If our revenues decline and we are not able to correspondingly reduce expenses, there is no assurance that we will be able to pay interest and other amounts due on our outstanding indebtedness, or our other obligations, on the scheduled dates or at all. If our cash flow and cash balances are inadequate to meet our obligations, we could face substantial liquidity problems. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments we would be in default under these obligations, which would permit our lender to accelerate the maturity of the obligations.

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

WE MAY BE UNABLE TO SUCCESSFULLY COMPLETE THE MIGRATION OF THE NETWORK RELATING TO OUR BUSINESS ACQUIRED FROM AT&T OFF OF AT&T PREMISES.

A small portion of the network for the part of our business relating to EDI, fax and email services continues to reside on AT&T's premises under an agreement with AT&T, but is being operated and maintained by us. This agreement has been extended after June 30, 2006 to allow us to move the remaining portion of our operations that still resides on AT&T premises. We built a new network center at our corporate headquarters located in Piscataway, New Jersey and have successfully completed the migration of substantially all of these operations to this center. We expect to complete the migration of the remaining operations and affected customers by September 30, 2006.

OUR CLASS A COMMON STOCK MAY BE SUBJECT TO DELISTING FROM THE NASDAQ CAPITAL MARKET.

Our Class A common stock faces potential delisting from the Nasdaq Capital Market which could hurt the liquidity of our Class A common stock. We may be unable to comply with the standards for continued listing on the Nasdaq Capital Market. These standards require, among other things, that our Class A common stock have a minimum bid price of $1. In addition, the listing standards require that we comply with periodic Securities and Exchange Commission reporting requirements and that we maintain compliance with various other standards.

On August 23, 2005, we received notice from The Nasdaq Stock Market, Inc. Listing Qualifications Staff that for 30 consecutive trading days the bid price of our common stock closed below the minimum $1.00 per share required for continued inclusion under Nasdaq Marketplace Rule 4450(a)(5) (the "Minimum Bid Price Rule"). Because we were unable to regain compliance with the Minimum Bid Price Rule by the expiration of the original 180 day grace period, or February 21, 2006, we applied to transfer the listing of our common stock from the Nasdaq National Market to the Nasdaq Capital Market. The Staff of Nasdaq notified us that our application to transfer our listing to the Nasdaq Capital Market was approved on February 16, 2006. On February 22, 2006, we received notice from Nasdaq that it had determined that we were entitled to the additional 180 day grace period to regain compliance with Nasdaq's $1 minimum bid price requirement. As a result of the determination, we have until August 21, 2006 to comply with the $1.00 minimum closing bid price requirement on the Nasdaq Capital Market. We would be able to regain compliance with the minimum bid price rule if, at any time before August 21, 2006, the bid price of our common stock closes at $1.00 per share or more for a minimum of ten consecutive trading days. The Nasdaq staff may, in its discretion, require us to maintain a bid price of at least $1.00 per share for a period in excess of ten consecutive business days (but generally no more than 20 consecutive business days) before determining that we have demonstrated the ability to maintain long-term compliance. We do not expect to regain compliance with the Minimum Bid Price Rule on or before August 21, 2006 and expect to be formally notified of our failure promptly after August 21, 2006.

The Board of Directors has approved, subject to approval of the Company's stockholders, the implementation of a reverse stock split to regain compliance with the Minimum Bid Price Rule. Accordingly, we have scheduled a special meeting of stockholders for August 24, 2006 to consider and vote on the proposal. The Company's Board of Directors believes the implementation of the reverse stock split, if approved by its stockholders, will result in an increase in the minimum bid price of our Class A Common Stock to above the $1.00 per share minimum mandated by the Nasdaq Capital Market for continued listing and enable our Class A Common Stock to continue to trade on the Nasdaq Capital Market. However, while we believe that implementation of a reverse stock split is a satisfactory mechanism to achieve compliance with Nasdaq's maintenance requirements of the Nasdaq Capital Market, there can be no assurance that, even if the bid price for our Class A Common Stock exceeds the $1.00 minimum threshold for the mandated period as a result of one or more reverse stock splits, the Nasdaq Capital Market will deem the Company to be in compliance and will not delist our Class A Common Stock.

If we are unable regain compliance, or thereafter maintain compliance, with the $1 minimum bid price requirement, our securities will be subject to delisting from the Nasdaq Capital Market.

If our common stock were to be delisted from trading on the Nasdaq Capital Market and were neither re-listed thereon nor listed for trading on another recognized securities exchange, trading, if any, in our Class A common stock may continue to be conducted on the OTC Bulletin Board or in the non-Nasdaq over-the-counter market. Delisting would result in limited release of the market price of our Class A common stock and limited news coverage of the Company and could restrict investors' interest in our Class A common stock and materially adversely affect the trading market and prices for our Class A common stock and our ability to issue additional securities or to secure additional financing.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

During the three months ended June 30, 2006, the Company issued 159,277 shares of Class A common stock valued at approximately $109,000 in connection with matching contributions to its 401(k) plan. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended because the issuance of the shares was not voluntary and contributory on the part of employees.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Annual Meeting of Shareholders of the Company was held on June 20, 2006.

(b) Each of the persons named in the Company's proxy statement as a nominee for director was elected.

(c) The following are the voting results on each of the matters that were submitted to the shareholders:

                                       FOR       WITHHELD       ABSTAIN      BROKER NON-VOTE
                                   ----------   ---------   --------------   ---------------
ELECTION OF DIRECTORS
Robert Casale                      43,756,329     328,912   Not applicable   Not applicable
Stephen Duff                       43,769,526     315,715   Not applicable   Not applicable
Peter Holzer                       43,753,934     331,307   Not applicable   Not applicable
George Knapp                       43,751,226     334,015   Not applicable   Not applicable
Thomas Murawski                    43,720,439     364,802   Not applicable   Not applicable
John Petrillo                      43,780,415     304,826   Not applicable   Not applicable
Dennis Raney                       43,657,345     427,896   Not applicable   Not applicable
Eric Zahler                        43,763,055     322,186   Not applicable   Not applicable

PROPOSALS

To approve the amendment to the    19,310,307   1,019,091   31,457           23,724,385
EasyLink Services Corporation
2005 Stock and Incentive Plan

To approve the EasyLink Services   19,602,930     716,548   41,376           23,724,386
Employee Stock Purchase Plan

To ratify the appointment of       43,770,463     285,508   29,269           Not applicable
independent auditors

Based on the above voting results, all of the above proposals were approved at the meeting. The text of the matters referred to under this Item 4 is set forth in the definitive proxy statement previously filed with the Securities and Exchange Commission and incorporated herein by reference.

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

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Easylink Services Corporation
                                           (Registrant)


                                        /s/ Michael A. Doyle
Date: August 11, 2006                   ----------------------------------------
                                        Michael A. Doyle
                                        Vice President and Chief Financial
                                        Officer
                                        (Principal financial officer and duly
                                        authorized signatory)

                                  EXHIBIT INDEX

Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive
             Officer
Exhibit 31.2 Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial
             Officer
Exhibit 32.1 Section 1350 Certification of the Chief Executive Officer
Exhibit 32.2 Section 1350 Certification of the Chief Financial Officer