Form 10-Q
period 2006-09-30
EASYLINK SERVICES CORP
filed 2006-11-14
CIK 1081661

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

Common stock outstanding at October 31, 2006: Class A common stock $0.01 par value 10,944,507 shares.

                          EASYLINK SERVICES CORPORATION
                                  SEPTEMBER 30, 2006
                                    FORM 10-Q
                                      INDEX

                                                                            PAGE
                                                                          NUMBER
                                                                          ------


PART I:  FINANCIAL INFORMATION


Item 1:  Condensed Consolidated Financial Statements:
         Condensed Consolidated Balance Sheets as of September 30, 2006
         (unaudited) and December 31, 2005.................................  3
         Unaudited Condensed Consolidated Statements of Operations for
         the three months ended September 30, 2006 and 2005................  4
         Unaudited Condensed Consolidated Statements of Operations for
         the nine months ended September 30, 2006 and 2005.................  5
         Unaudited Condensed Consolidated Statements of Cash Flows for
         the nine months ended September 30, 2006 and 2005.................  6
         Notes to Unaudited Condensed Consolidated Financial
         Statements........................................................  7


Item 2:  Management's Discussion and Analysis of Financial Condition
         and Results of Operations......................................... 13


Item 3:  Quantitative and Qualitative Disclosures About Market Risk.......  16


Item 4:  Controls and Procedures..........................................  17


PART II: OTHER INFORMATION


Item 1:  Legal Proceedings................................................  17


Item 1A: Risk Factors.....................................................  17


Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds......  18


Item 4:  Submission of Matters to a Vote of Security Holders..............  18


Item 6:  Exhibits.........................................................  19

Signatures................................................................  20

                          EasyLink Services Corporation
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)


                                                                             September 30,    December 31,
                                                                                  2006          2005
                                                                             -------------   -------------
                                                                              (unaudited)
                                     ASSETS
Current assets:

Cash and cash equivalents..................................................    $   6,172     $   6,282
Accounts receivable, net of allowance for doubtful accounts of $1,864 and
$2,330 as of September 30, 2006 and December 31, 2005, respectively........       10,829        11,416
Prepaid expenses and other current assets..................................        2,798         2,653
                                                                               ---------     ---------
Total current assets.......................................................       19,799        20,351

Property and equipment, net................................................        9,577        10,252
Goodwill, net..............................................................        6,213         6,213
Other intangible assets, net...............................................        5,698         6,264
Other assets...............................................................          221           895
                                                                               ---------     ---------
Total assets...............................................................    $  41,508     $  43,975
                                                                               =========     =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Accounts payable...........................................................    $   5,320     $   6,464
Accrued expenses...........................................................        9,756        10,432
Loans and notes payable....................................................        5,421        10,550
Other current liabilities..................................................        1,315         2,395
                                                                               ---------     ---------
Total current liabilities..................................................       21,812        29,841

Long term liabilities......................................................        1,388         1,753
                                                                               ---------     ---------
Total liabilities..........................................................       23,200        31,594
                                                                               ---------     ---------
Stockholders' equity:

Common stock:
Class A--500,000,000 shares authorized at September 30, 2006 and December 31,
2005, 10,939,771 and 9,045,026 shares issued and outstanding at September
30, 2006 and December 31, 2005, respectively...............................          109           90
Additional paid-in capital.................................................      560,540      554,699
Accumulated other comprehensive loss.......................................         (635)        (670)
Accumulated deficit........................................................     (541,706)    (541,738)
                                                                               ---------     ---------
Total stockholders' equity.................................................       18,308        12,381
                                                                               ---------     ---------

Commitments and contingencies

Total liabilities and stockholders' equity.................................    $  41,508     $  43,975
                                                                               =========     =========



See accompanying notes to unaudited condensed consolidated financial statements.

                          EasyLink Services Corporation
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)


                                                                       Three Months Ended September 30,
                                                                       --------------------------------
                                                                             2006            2005
                                                                         -----------     -----------
Revenues ........................................................       $     18,689        $     19,701

Cost of revenues ................................................              6,872               8,169
                                                                        ------------        ------------

Gross profit ....................................................             11,817              11,532
                                                                        ------------        ------------
Operating expenses:
Sales and marketing .............................................              4,698               4,732
General and administrative ......................................              4,925               5,206
Product development .............................................              1,775               1,696
Amortization of intangible assets ...............................                 43                 517
Loss on sale of fax businesses ..................................                ---                 250
                                                                        ------------        ------------
                                                                              11,441              12,401
                                                                        ------------        ------------

Income (loss) from operations ...................................                376                (869)
                                                                        ------------        ------------

Other income (expense), net:
Interest income .................................................                 58                  30
Interest expense ................................................               (693)               (336)
Gain on domain names repurchase agreement .......................                ---               1,907
Other, net ......................................................                112                (453)
                                                                        ------------        ------------

Total other income (expense), net ...............................               (523)              1,148
                                                                        ------------        ------------

Income (loss) before income taxes ...............................               (147)                279

Provision (credit) for income taxes .............................                284                 (65)
                                                                        ------------        ------------

Income (loss) from continuing operations ........................               (431)                344

Income from discontinued operations .............................                928                 ---

                                                                        ------------        ------------

Net income ......................................................       $        497        $        344
                                                                        ============        ============

Basic and diluted net income (loss) per share:
Income (loss) per share from continuing operations ..............       $      (0.04)       $       0.04
Income per share from discontinued operations ...................               0.08                 ---
                                                                        ------------        ------------
Net income per share ............................................       $       0.04        $       0.04
                                                                        ============        ============

Weighted-average basic shares outstanding .......................         10,919,416           8,974,758
                                                                        ============        ============

Weighted-average diluted shares outstanding .....................         10,930,313           9,007,288
                                                                        ============        ============


See accompanying notes to unaudited condensed consolidated financial statements.

                          EasyLink Services Corporation
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)

                                                                   Nine Months Ended September 30,
                                                                   -------------------------------
                                                                       2006               2005
                                                                   ------------      ------------
Revenues ...................................................       $     56,001        $     60,149

Cost of revenues ...........................................             22,230              22,925
                                                                   ------------        ------------

Gross profit ...............................................             33,771              37,224
                                                                   ------------        ------------

Operating expenses:
Sales and marketing ........................................             13,757              14,726
General and administrative .................................             14,316              15,390
Product development ........................................              5,258               5,094
Separation agreement costs .................................                 --               2,312
Amortization of intangible assets ..........................                444               1,551
Loss on sale of fax businesses .............................                 --                 250
                                                                   ------------        ------------
                                                                         33,775              39,323
                                                                   ------------        ------------

Loss from operations .......................................                 (4)             (2,099)
                                                                   ------------        ------------

Other income (expense), net:
Interest income ............................................                166                  83
Interest expense ...........................................             (1,335)               (994)
Gain on domain names repurchase agreement ..................                ---               1,907
Other, net .................................................                288                (489)
                                                                   ------------        ------------

Total other income (expense), net ..........................               (881)                507
                                                                   ------------        ------------
Loss before income taxes ...................................               (885)             (1,592)
Provision for income taxes .................................                 11                  40
                                                                   ------------        ------------

Net loss from continuing operations ........................               (896)             (1,632)

Income from discontinued operations ........................                928                 ---
                                                                   ------------        ------------

Net income (loss) ..........................................       $         32        $     (1,632)
                                                                   ============        ============

Basic and diluted net income (loss) per share:
Income (loss) per share from continuing operations .........       $      (0.09)       $      (0.18)
Income per share from discontinued operations ..............               0.09                 ---
                                                                   ------------        ------------
Net loss per share .........................................         $      ---        $      (0.18)
                                                                   ============        ============

Weighted-average basic shares outstanding ..................         10,163,206           8,905,832
                                                                   ============        ============

Weighted-average diluted shares outstanding ................         10,183,128           8,905,832
                                                                   ============        ============


See accompanying notes to unaudited condensed consolidated financial statements.

                          EasyLink Services Corporation
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                      Nine Months Ended September 30,
                                                                     ---------------------------------
                                                                            2006            2005
                                                                         ----------       ---------
Cash flows from operating activities:

Net income (loss).........................................................    $     32     $ (1,632)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Income from discontinued operations - reversal of litigation
   reserve ...............................................................        (928)         ---
   Depreciation ..........................................................       2,127        2,426
   Amortization of intangible assets .....................................         566        1,762
   Loss on sale of marketable securities .................................         ---          469
   Loss on sale of fax businesses ........................................         ---          250
   Gain on sale of domain names repurchase agreement .....................         ---       (1,907)
   Debt termination fee ..................................................         300          ---
   Issuance of shares as matching contributions to employee benefit
   plans .................................................................         345          374
   Separation agreement costs ............................................         ---        2,312
   Other .................................................................         337          112
Changes in operating assets and liabilities of continuing operations:
   Accounts receivable ...................................................         782          305
   Prepaid expenses and other assets .....................................         111          201
   Accounts payable, accrued expenses and other liabilities ..............      (2,297)      (4,214)
                                                                              --------     --------
Net cash provided by operating activities -- continuing
operations ...............................................................       1,375          458

Net cash provided by operating activities -- discontinued
operations ...............................................................         ---          400
                                                                              --------     --------
Net cash provided by operating activities ................................       1,375          858
                                                                              --------     --------
Cash flows from investing activities:
Purchases of property and equipment, including capitalized
software .................................................................      (1,558)      (3,798)
Proceeds from sale of marketable securities ..............................         ---        1,021
Proceeds from domain names repurchase agreement ..........................         500          830
Cash paid for Quickstream acquisition ....................................         ---         (342)
                                                                              --------     --------
Net cash used in investing activities ....................................      (1,058)      (2,289)
                                                                              --------     --------
Cash flows from financing activities:
Proceeds of loan advances ................................................      13,700        1,900
Payment of loan advances .................................................      (9,229)        (950)
Debt termination fee and deferred debt issuance costs ....................        (645)         ---
Payments under capital lease obligations .................................         (42)        (324)
Proceeds from issuance of stock ..........................................       5,405           96
Principal payments of notes payable ......................................      (9,600)      (3,225)
                                                                              --------     --------
Net cash used in financing activities ....................................        (411)      (2,503)
                                                                              --------     --------
Effect of foreign exchange rate changes on cash and cash equivalents .....         (16)         101
                                                                              --------     --------
Net decrease in cash and cash equivalents ................................        (110)      (3,833)
Cash and cash equivalents at beginning of the period .....................       6,282       12,216
                                                                              --------     --------
Cash and cash equivalents at end of the period ...........................    $  6,172     $  8,383
                                                                              ========     ========
Supplemental disclosure of cash flow information:
Cash paid for interest ...................................................    $    835     $    290
Net cash paid for taxes ..................................................    $     37     $    134
Purchase of property, plant and equipment through capital lease
obligations ..............................................................          --     $     91


See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

(a) Summary of Operations

Easylink Services Corporation (the "Company") offers a broad range of information exchange services to businesses and service providers, including Transaction Management Services consisting of integrated desktop messaging services and document capture and management services such as fax to database, fax to data and data conversion services, and Transaction Delivery Services consisting of electronic data interchange, or "EDI," and production messaging services utilizing email, fax and telex.

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

(b) Unaudited Interim Condensed Consolidated Financial Information

The accompanying interim condensed consolidated financial statements as of September 30, 2006 and for the three and nine month periods ended September 30, 2006 and 2005 have been prepared by the Company and are unaudited. In the opinion of management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company as of September 30, 2006 and the consolidated results of operations and cash flows for the interim periods ended September 30, 2006 and 2005. The results of operations for any interim period are not necessarily indicative of the results of operations for any other future interim period or for a full fiscal year. The condensed consolidated balance sheet at December 31, 2005 has been derived from audited consolidated financial statements at that date.

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

(c) Reverse Stock Split

Effective August 28, 2006, the Company authorized and implemented a 1-for-5 reverse stock split of all issued and outstanding Class A common stock. Accordingly all issued and outstanding share and per share amounts in the accompanying consolidated financial statements have been retroactively restated to reflect the reverse stock split.

(d) Liquidity, Going Concern and Management's Plan

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

In April 2006, the Company raised $5.4 million from the sale of approximately
1.8 million shares of its Class A common stock. $3 million of the proceeds were used to make a required prepayment on the Company's outstanding debt and the balance of $2.4 million is for working capital purposes.

In July 2006, the Company entered into a new $6 million credit facility with CAPCO Financial Company, a division of Greater Bay Bank N.A. ("CAPCO"). Advances under the new facility are limited to 80% to 85% of certain of the Company's accounts receivable. On July 27, 2006 the Company drew down an initial advance of $5.9 million and used the funds to pay off its existing loan balance with Wells Fargo, along with other fees and expenses. The Wells Fargo loan facility was terminated upon payoff. See Note 3.

(e) Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned or majority-owned subsidiaries from the dates of acquisition. All significant intercompany accounts and transactions have been eliminated in consolidation.

(f) Use of Estimates

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

(h) Revenue Recognition

The Company derives revenues from monthly fees and usage-based charges for its transaction delivery and management services and from license fees. Revenue from services is recognized as the services are performed. Facsimile license revenue is recognized over the average estimated customer life of 3 years.

During the three and nine month periods ended September 30, 2006 the Company recorded revenue related to the sale, including training and support services, of a license to the source code of its Quickstream software. The revenue related to this transaction is being recognized over the contractual customer support period of four months in accordance with the provisions of AICPA Statement of Position (SOP) 97-2 (Software Revenue Recognition). The amount of revenue recorded in the three and nine month periods ended September 30, 2006 amounted to $742,000 and $866,000, respectively. The balance of the sale, amounting to $124,000, will be recorded as revenue in the three months ending December 31, 2006.

(i) Financial Instruments and Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents, accounts receivable and notes payable. At September 30, 2006 and December 31, 2005, the fair value of cash and cash equivalents and accounts receivable approximated their financial statement carrying amount because of the short-term maturity of these instruments. The recorded values of loans and notes payable approximate their fair values, as interest approximates market rates.

Credit is extended to customers based on the evaluation of their financial condition and collateral is not required. The Company performs ongoing credit assessments of its customers and maintains an allowance for doubtful accounts. No single customer exceeded 10% of total revenues for the three and nine month periods ended September 30, 2006 and 2005 and no account receivable from a single customer exceeded 10% of total accounts receivable as of September 30, 2006 and December 31, 2005. Revenues from the Company's five largest customers accounted for an aggregate 15% and 13% of the Company's total revenues for the three months ended September 30, 2006 and 2005, respectively, and 13% and 11% for the nine months ended September 30, 2006 and 2005, respectively.

(j) Stock-Based Compensation Plans

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS 123 (revised 2004), "Share-Based Payment" (SFAS 123(R)) which replaces SFAS 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees ("ABP 25"). Among other items, SFAS 123(R) eliminates the use of APB 25 and the intrinsic method of accounting, and requires all share-based payments, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS 123(R) is effective for public companies beginning with the first annual period that begins after June 15, 2005. In December 2005 the Company accelerated the vesting of all current employee options with an exercise price in excess of $.92 per share to avoid the recording of expense related to those options in 2006 when the Company adopted SFAS 123(R) and periods thereafter. The Company adopted SFAS 123(R) in the first quarter of 2006 and in accordance with its provisions recognized compensation expense for all share-based payments, including employee stock options based on the grant-date fair value of those awards. A total of $170,000, including $132,000 for the executive incentive compensation plan and $38,000 for employee stock options, was expensed in the three months ended September 30, 2006 and a total of $523,000, including $413,000 for the executive incentive compensation plan and $110,000 for employee stock options, was expensed in the nine months ended September 30, 2006.

Executive incentive compensation plan

The Company adopted an executive incentive compensation plan for 2006 that provides for the payment of bonuses through the issuance of up to 160,000 shares of its Class A common stock reserved for issuance under the Company's 2005 Stock and Incentive Plan to executives and director level employees based on the achievement of certain Company performance criteria for the year. If the incentive compensation awards calculated in accordance with the plan exceed the market value of the 160,000 shares of stock at the distribution date, anticipated to be shortly after the end of the year, the Company may pay the balance in cash within certain specified limitations. The Company recorded $132,000 and $413,000 of expense for the three and nine months ended September 30, 2006 as a liability under the incentive compensation plan based on the Company's performance against the plan criteria for the period and based upon the market price of the stock as of that date.

Employee stock purchase plan

On June 20, 2006, the stockholders of the Company approved the EasyLink Services Corporation Employee Stock Purchase Plan (the "ESPP"). The purpose of the ESPP is to provide an incentive to a broad-based group of the Company's employees to acquire a proprietary interest in the Company, to continue their positions with the Company and to increase their efforts on the Company's behalf. An aggregate of 400,000 shares of Class A common stock has been reserved for issuance under the ESPP. The Company has not yet implemented the ESPP and, accordingly, no shares of stock had been sold thereunder as of September 30, 2006.

Stock option plans

The Company has adopted several stock option plans and assumed the plans of entities it had acquired in prior periods. Under the Company's stock option plans a total of 1,615,000 shares were originally reserved for awards, of which 700,000 shares are available for future awards as of September 30, 2006. In 2006, the 2005 Stock and Incentive Plan was amended to increase shares available for grant from 200,000 to 600,000. Options granted under the plans have exercise prices equal to fair market value of the Company's stock at the time of grant and generally expire within 7 to 10 years. The Company issues shares of its authorized but previously unissued Class A common stock upon the exercise of any options. Compensation expense was recorded for the Company's stock option plans in accordance with the modified prospective method as per SFAS 123(R) and amounted to approximately $38,000 and $110,000 for the three and nine month periods ended September 30, 2006 respectively. If the fair-value-based method in accordance with SFAS 123(R) had been applied to all option grants outstanding as of September 30, 2006, the effect on compensation expense would have been immaterial and there would have been no effect on the resulting proforma basic and diluted net loss per share. There was approximately $430,000 of total unrecognized compensation cost related to nonvested options as of September 30, 2006 that will be recognized over the next four years. All amounts specified as compensation expense are net of the related tax effect, which amounted to zero as the Company records a full valuation allowance against its net deferred tax assets. See Note 7.

There were no option grants made during the three months ended September 30, 2006. The fair value of option grants made in the nine months ended September 30, 2006, amounting to approximately $119,000, are estimated as of the date of grant using the Black Scholes method option-pricing model with the following assumptions: dividend yield of 0%, average risk-free interest rate of 4.7%, expected life of 6 years and volatility of 104%.

A summary of the Company's stock option activity and weighted average exercise prices during the nine months ended September 30, 2006 is as follows:

                                                              Weighted Average
                                                   Options     Exercise Price
                                                  ---------   ----------------
Options outstanding at January 1, 2006 ........   1,030,427       $17.10
Options granted ...............................      40,000       $ 3.55
Vested Options Exercised ......................      (1,000)      $ 2.67
Options canceled or expired ...................     (81,369)      $47.45
                                                 ----------       ------
Options outstanding at September 30, 2006 .....     988,058       $14.00

The following table summarizes information about stock options outstanding and exercisable at September 30, 2006.


                                   Options Outstanding                      Options Exercisable
    Actual        -------------------------------------------------   ------------------------------
   Range of          Number     Weighted-Average                        Number
Exercise Prices   Outstanding      Remaining       Weighted-Average   Exercisable   Weighted-Average
150% increment    at 09/30/06   Contractual Life    Exercise Price    at 09/30/06    Exercise Price
---------------   -----------   ----------------   ----------------   -----------   ----------------
 $ 2.65 -  3.95      125,880           7.4              $  3.11           74,130         $  2.78
 $ 4.05 -  5.75      273,383           7.1              $  4.83          204,633         $  4.95
 $ 6.15 -  8.75      382,610           6.9              $  6.38          372,796         $  6.38
 $ 9.40 - 14.00      105,301           4.9              $ 10.78          105,301         $ 10.78
 $15.00 - 21.00        7,959           5.0              $ 19.55            7,959         $ 19.55
 $24.00 - 35.95        6,145           1.3              $ 26.05            6,145         $ 26.05
 $37.50 - 54.70        3,393           0.7              $ 49.66            3,393         $ 49.66
 $64.05 - 84.40       68,607           3.6              $ 74.23           68,607         $ 74.23
$100.00 - 100.00       1,636           1.3              $100.00            1,636         $100.00
$162.20 - 875.00      13,144           1.8              $213.60           13,144         $213.60
----------------   ---------           ---              -------        ---------         -------
 $2.65- 875.00      988,058            6.5              $ 14.00          857,744         $ 15.49


The Company had previously adopted the disclosure provisions of SFAS No. 148 as of December 31, 2002 and continued to apply the measurement provisions of APB
25. Under APB 25, compensation expense was recognized based upon the difference, if any, at the measurement date between the market value of the stock and the option exercise price. The measurement date is the date at which both the number of options and the exercise price for each option are known. The following table illustrates the effect on net income (loss) and net income (loss) per share for the three and nine months ended September 30, 2005 if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. The fair value of each option grant was estimated using the Black Scholes method option pricing model with the following assumptions for grants made in 2005: dividend yield of 0%, average risk-free interest rate of 3.9%, expected life of 5 years and volatility of 119%.


 ($ in thousands, except per share amounts)                 For the three months      For the nine months
                                                           ended Sept. 30, 2005      ended Sept. 30, 2005
                                                           ---------------------     --------------------
Net income (loss):
Net income (loss), as reported.........................           $  344                   $(1,632)
Deduct: total stock based employee compensation
determined under the fair value method for all
awards, net of tax.....................................             (197)                     (508)
                                                                  ------                   -------

Pro forma net income (loss)............................           $  147                   $(2,140)
                                                                  ======                   =======

Basic net income (loss) per share:
Net income (loss) per share, as reported...............           $ 0.04                   $ (0.18)
Deduct: total stock based employee compensation
determined under the fair value method for all
awards, net of tax.....................................            (0.02)                    (0.06)
                                                                  ------                   -------

Pro forma net income (loss) per share..................             0.02                     (0.24)
                                                                  ======                   =======

Diluted net income (loss) per share:
Net income (loss) per share, as reported...............           $ 0.04                   $ (0.18)
Deduct: total stock based employee compensation
determined under the fair value method for all
awards, net of tax.....................................            (0.02)                    (0.06)
                                                                  ------                   -------
Pro forma net income (loss) per share..................           $ 0.02                    ($0.24)
                                                                  ======                   =======


(k) Recent Accounting Pronouncements

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

         In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements". SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 requires fair value measurements to be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting SFAS No. 157 on its future results of operations and financial condition on January 1, 2008.

         In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements". SAB No. 108 provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of assessing materiality. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 on its future results of operations and financial condition upon its adoption in the fourth quarter of 2006.

(2) INCOME FROM DISCONTINUED OPERATIONS

The Company had previously provided a reserve of $928,000 for an unfavorable judgment related to its discontinued World.com operations. The judgment was reversed upon appeal by the Company and, after a lower court's consideration and a favorable decision on a limited scope question specified by the appeals court, the reserve was reversed in the current period. Although the other party has filed a motion with the appeals court to overturn the decision, management believes there is only a remote possibility that an unfavorable outcome to this matter will occur.

(3) LOANS AND NOTES PAYABLE

Loans and notes payable include the following, in thousands:

                                       September 30, 2006   Dec. 31, 2005
                                       ------------------   -------------

Advances ...........................         $ 5,421               950
Term loan payable ..................             ---           $ 9,600
                                             -------           -------

Total loans and notes payable ......         $ 5,421           $10,550
                                             =======           =======

Advances payable at September 30, 2006 represent the Company's outstanding balance under a new $6.0 million credit facility with CAPCO entered into in July 2006. The facility provides for advances, subject to a maximum of 80% to 85% of certain accounts receivable of the Company, that bear interest at the rate of 2% over the prime rate of Greater Bay Bank. The facility has an initial term of 24 months, but can be terminated by CAPCO after 12 months upon 90 days prior written notice if the Company should fail to meet CAPCO's then existing underwriting credit criteria. Accordingly, the debt has been classified as a current liability. All assets of the Company in the United States are pledged as collateral to CAPCO but there are no financial covenants under the new facility. On July 27, 2006 the Company drew down an initial advance of $5.9 million and used the proceeds to pay off the then outstanding loan balance with Wells Fargo Foothill (a subsidiary of Wells Fargo Bank), along with other related fees and expenses. Costs incurred with the new financing, amounting to $345,000, have been recorded as deferred financing costs and are being expensed over the minimum term of fifteen months. As of September 30, 2006, $146,000 was available under the facility for additional advances.

On February 27, 2006 the Company entered into an amendment to the credit agreement with Wells Fargo establishing revised cumulative monthly EBITDA covenants but eliminating the Company's ability to draw down any future advances and also requiring the Company to pay the outstanding Advances balance of $950,000. The amendment also required the Company to obtain at least $4.0 million in new subordinated debt or equity financing and to prepay $3.0 million of the term loan, both by May 1, 2006. The Company repaid the $950,000 in advances in February 2006. In April 2006, the Company completed an equity financing with certain existing shareholders and management for the sale of approximately 1.8 million shares of Class A common stock for $5.4 million and made the required $3 million prepayment on the term loan. However, since the Company's ability to meet the original and revised EBITDA covenants was uncertain as of December 31, 2005, the total outstanding obligations under the credit agreement were included in current liabilities in the consolidated balance sheet as of that date.

The Advances payable and Term loan payable as of December 31, 2005 were part of a $15 million credit facility with Wells Fargo. The Term loan was payable monthly over 60 months with interest payable monthly at the rate of 3.75% over the Wells Fargo prime rate. As part of the original credit facility the Company could also draw down capital advances up to $7.5 million based on certain circumstances and within certain specified limitations. The credit facility included certain affirmative and restrictive covenants, including maintenance of quarterly levels of EBITDA.

(4) SEPARATION AGREEMENT

In January 2005, the Company entered into a Separation Agreement with George Abi Zeid, its former President of the international division, wherein Mr. Abi Zeid resigned as an officer and director of the Company. Under the agreement, the Company agreed to pay Mr. Abi Zeid $240,000 as a severance payment on the effective date of his resignation and $ 1,960,000 in equal installments over three years in consideration of the non-compete and other covenants contained in the agreement. In connection with the agreement, the Company also agreed to pay $200,000 of severance payments to two other former employees of the Company. As of September 30, 2006 and December 31, 2005, $600,000 and $565,000,
respectively, related to the agreement are included in accrued expenses and $235,000 and $672,000, respectively, are included in other long term liabilities.

(5) SALE OF FAX BUSINESSES IN SINGAPORE AND MALAYSIA

In September 2005, the Company entered into two separate agreements for the sale of its fax businesses, including the customer bases and customer premise equipment, in Singapore and Malaysia. Consideration for the sales is based on future revenues and, net of future costs, for the Malaysia transaction. Because of the contingent nature of the proceeds, the Company records these amounts as received. For the three and nine month periods ended September 30, 2006, the Company recorded proceeds of $48,000 and $117,000, respectively, as other income. During the quarter ended September 30, 2005 the Company recorded a loss on the sales of $250,000 representing the net book value of the businesses at dates of sales.

(6) GAIN ON DOMAIN NAMES REPURCHASE AGREEMENT

In August 2005, the Company entered into an agreement to terminate its option to purchase back the internet domain names it sold to its former Chairman in December 2004 and to terminate its right to receive a share of the revenues from the domain names for four years under the original agreement. The total consideration amounted to $2 million consisting of $700,000 in cash, a $1,130,000 non-interest bearing note and cancellation of $170,000 in severance payments due to the former Chairman. The transaction resulted in a gain of $1,907,000 after recording the note payable at its estimated fair value. The Company received $500,000 and $130,000 of payments on the note in the nine months ended September 30, 2006 and 2005, respectively. At September 30, 2006 the note balance of approximately $500,000, net of imputed interest, due August 2007 is included in other current assets.

(7) INCOME TAXES

The Company has recorded its provision (credit) for income taxes in the three and nine month periods ended September 30, 2006 and 2005 based on anticipated effective tax rates for the respective full years as the Company believes it can reasonably estimate such effective tax rates given nine months of actual history. Through June 30, 2006, the Company recorded its provision (credit) for income taxes using the actual effective tax rates as it determined that this method yielded a more reliable estimated provision (credit) due to the inclusion of a full valuation allowance on the Company's net deferred tax assets. The effective rates for the periods in 2006 and 2005 vary from the standard tax rates primarily due to: (1) losses in foreign entities for which the Company has no available tax credits; (2) the utilization of available net operating losses for income tax purposes which were previously subject to a valuation allowance; and (3) state income taxes, including minimum taxes, of the Company and certain United States entities of the Company that cannot be reduced by net operating losses or losses in other United States entities of the Company.

(8) STOCKHOLDERS' EQUITY

Common Stock

During the nine months ended September 30, 2006 the Company issued 97,522 shares of Class A common stock valued at approximately $345,000 in connection with matching contributions to its 401(k) plan.

In April 2006, the Company completed an equity financing with certain existing shareholders and management for the sale of approximately 1.8 million shares of Class A common stock valued at approximately $5.4 million.

In August 2006, the Company implemented a 1 for 5 reverse stock split of all issued and outstanding Class A common stock which has been reflected in the financial statements for all periods presented.

Accumulated other comprehensive income (loss)

The Company's comprehensive income (loss) as of September 30, 2006 and 2005 is comprised of net income (loss), unrealized holding losses on marketable securities, in 2005 only, and cumulative foreign currency translation gains (losses). Comprehensive income (loss) for the three and nine month periods ended September 30, 2006 and 2005 is as follows:

                                           Three months        Nine months
                                       ended September 30,  ended September 30,
                                       -------------------  -------------------
                                         2006      2005      2006       2005
                                       -------   -------    -------   -------
Net income (loss) ..................   $   497   $   344    $    32   $(1,632)
Unrealized holding losses on
   marketable securities ...........        --        --         --      (520)
Cumulative foreign currency
   translation gains (losses) ......        95       (50)        35       100
                                       -------   -------    -------   -------
Comprehensive income (loss) ........   $   592   $   294    $    67   $(2,052)


(9) COMMITMENTS AND CONTINGENCIES

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

Legal proceedings

On August 2, 2006, Dynamic Depth, Inc. filed a complaint against the Company in the United States District Court for the Central District of California. The complaint alleges that the systems and methods employed by the Company in providing its "Fax to E-Mail Plus" and "Fax to Database" services infringe one or more claims of a patent owned by Dynamic Depth. Dynamic Depth is seeking to recover damages in an amount "of at least a reasonable royalty". The Company has filed an answer and counterclaim asserting non-infringement and attacking the validity and enforceability of the asserted patent. The court has set the dispute for jury trial on April 10, 2007. The Company will defend itself vigorously in this litigation but cannot predict its outcome.

As previously announced, the Second Circuit Court of Appeals vacated the judgment previously entered against the Company in the amount of $931,000 in the broker litigation and remanded the case to the District Court for one further finding. Upon consideration of the issue remanded the District Court of the Southern District of New York issued a decision to enter judgment in favor of the Company. The broker filed a motion to amend that judgment and/or order a new trial. This appeal was denied by the court. The broker has filed another appeal to overturn the court's decision.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this quarterly report.

OVERVIEW

We are a provider of services that facilitate the electronic exchange of information between enterprises, their trading communities and their customers. On an average business day, we handle approximately one million transactions that are integral to the movement of money, materials, products and people in the global economy such as insurance claims, trade and travel confirmations, purchase orders, invoices, shipping notices and funds transfers, among many others. We offer a broad range of information exchange services to businesses and service providers, including Transaction Management Services and Transaction Delivery Services. Transaction Management Services consist of integrated desktop messaging services and document capture and management services such as fax to database, fax to data and data conversion services. Beginning in 2005, we also began to offer, as a Transaction Management Service, an enhanced production messaging service that we call EasyLink Production Messaging PM2.0 Service. Transaction Delivery Services consist of electronic data interchange, or "EDI," and basic production messaging services utilizing email, fax and telex. As part of our strategy, we will seek to upgrade customers who are using our basic production messaging service to our enhanced production messaging, EasyLink Production Messaging PM2.0 Service.

OPERATING RESULTS

For the nine months ended September 30, 2006, we reported a loss from continuing operations of $896,000 in comparison to a loss from continuing operations and a net loss of $1.6 million for the same period in 2005. The 2006 loss from continuing operations was offset by income from discontinued operations of $928,000 resulting in net income of $32,000 for the period. The prior period's results include a charge of $2.3 million before income taxes (credits) related to the separation agreement with our former head of the international division. In comparing the results for the nine months ended September 30, 2006 to the nine months ended September 30, 2005, revenues were down by $4.1 million or 6.9% while cost of revenues only decreased $0.7 million resulting in lower gross profit of $3.5 million. This reduced gross margin is net of the favorable impact of approximately $0.8 million in gross profit from the sale of a license of software in 2006. Cost of revenues did not decrease at a rate that more closely approximated the rate of decline in revenues because of the fixed nature of certain of these costs and because of additional costs incurred in 2006 in connection with the migration of network operations to our new data center. Reductions in operating expenses in the 2006 period as compared to 2005, including reduced sales and marketing spending of $1.0 million, reductions in general and administrative costs of $1.1 million and lower amortization charges of $1.1 million partially offset the gross profit impact as we attempted to align our costs with the lower revenues.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. As included in the 2005 10-K, we believe that of our significant accounting policies, those related to accounts receivable net of allowance for doubtful accounts, long-lived assets and intangible assets and contingencies and litigation represent the most critical estimates and assumptions that affect our financial condition and results of operations as reported in our financial statements.


RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2005

Revenues

For the quarter ended September 30, 2006 total revenues were $18.7 million in comparison to $19.7 million for the same quarter in 2005. As detailed in the schedule below the decline in revenue is attributable to lower revenues in the production messaging or "other" group of services in our Transaction Delivery Services amounting to $2.3 million or 22% partially offset by increased revenues in our Transaction Management Services of $1.4 million representing 31% growth over the same period in 2005. EDI revenues in Transaction Delivery Services were relatively unchanged from period to period, declining $98,000 or 2%. In the 2006 period, $742,000 of the increase in Transaction Management Services revenue represents revenue from the license of software accounting for 16% of the 31% growth. The comparative results are as follows:

                                                                   Change
                                        2006       2005         $         %
                                      --------   --------    --------   ------

Transaction Management Services       $  5,927   $  4,513    $  1,414     31%
Transaction Delivery Services EDI        4,480      4,578         (98)    (2)%
Transaction Delivery Services Other      8,282     10,610      (2,328)   (22)%
                                      --------   --------    --------    ---
                                      $ 18,689   $ 19,701    $ (1,012)    (5)%

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

Cost of Revenues

Cost of revenues for the three months ended September 30, 2006 decreased to $6.9 million from $8.2 million in the same quarter of 2005. As a percentage of revenues these costs decreased to 37% in 2006 as compared to 41% in 2005. During the 2006 period we recorded (i) credits of approximately $300,000 upon the favorable settlement of disputes with certain telecom vendors and (ii) $160,000 of credits for the anticipated refund of Federal excise taxes previously paid on telecom costs. In addition, the reduced 2006 costs reflect initial savings from the migration of operations from leased facilities to our new network data center. Cost of revenues is expected to approximate the current quarter's amount in total and then further decrease as additional cost savings from the migration occur but will be offset by the lack of similar credits to those that occurred in the current period.

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

Sales and Marketing Expenses

Sales and marketing expenses amounted to $4.7 million in the three months ended September 30, 2006 and 2005. Based on cost reduction measures, including headcount reductions and lower marketing program spending, taken in the current quarter and the fourth quarter of 2006, these costs are expected to decline in future periods.

General and Administrative Expenses

General and administrative expenses decreased to $4.9 million in the three months ended September 30, 2006 from $5.2 million in the same quarter of 2005. We anticipate general and administrative expenses to be comparable to the 2006 results in ensuing quarterly periods. These expenses include all costs for our executive, finance and accounting, customer billing and support, human resources and other headquarters office functions. Bad debt expenses, legal and accounting fees, insurance and office rent are other significant costs included in this category.

Product Development Expenses

Product development costs, which consist primarily of personnel and consultants' time and expense to research, conceptualize, and test product launches and enhancements to our products, were $1.8 million and $1.7 million for the three months ended September 30, 2006 and 2005, respectively. We anticipate that spending for product development will be comparable to these levels through the balance of 2006 as a result of our continuing efforts to expand the development of the new Transaction Management Services.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2005

Revenues

For the nine months ended September 30, 2006 total revenues were $56.0 million in comparison to $60.1 million for the same period in 2005. As detailed in the table below the decline in revenue is attributable to lower revenues in the production messaging or "other" group of services in our Transaction Delivery Services amounting to $7.3 million or 21% partially offset by increased revenues in our Transaction Management Services of $3.2 million representing 26% growth over the same period in 2005. EDI revenues in Transaction Delivery Services were relatively unchanged from period to period, declining $110,000 or 1%. In the 2006 period $866,000 of the increase in Transaction Management Services revenue represents revenue from the license of software accounting for 7% of the 26% growth. The comparative results are as follows:

                                                                   Change
                                        2006       2005         $         %
                                      --------   --------    --------   -----
Transaction Management Services       $ 15,440   $ 12,217    $  3,223     26%
Transaction Delivery Services EDI       13,906     14,016        (110)    (1)%
Transaction Delivery Services Other     26,655     33,916      (7,261)   (21)%
                                      --------   --------    --------   ----
                                      $ 56,001   $ 60,149    $ (4,148)    (7)%

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

Cost of Revenues

Cost of revenues for the nine months ended September 30, 2006 decreased to $22.2 million from $22.9 million in the same period of 2005. However, as a percentage of revenues these costs increased to 40% in 2006 as compared to 38% in 2005. The higher percentage of revenues are attributable to (i) lower revenues in 2006 and
(ii) additional costs incurred in 2006 in connection with our migration of operations to our new data center. In both the nine months ended September 30, 2006 and the nine months ended September 30, 2005, we recorded credits of approximately $0.5 million to cost of revenues. The 2006 credits relate to the favorable settlement of disputes with certain telecom vendors and the anticipated refund of Federal excise taxes previously paid on telecom costs. In 2005 the credits relate to the settlement with Verizon Business, formerly MCI ("MCI"), of claims by the Company that we had paid telecom charges by MCI in excess of contracted rates prior to MCI's bankruptcy filing in 2002.

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

Sales and Marketing Expenses

Sales and marketing expenses decreased to $13.8 million in the nine months ended September 30, 2006 from $14.7 million in the same period of 2005. The lower costs relate to our international operations where we made headcount reductions as part of a reorganization of the division. In the United States, where our focus is on expanding Transaction Management Services, spending has remained comparable from period to period.

General and Administrative Expenses

General and administrative expenses were $14.3 million in the nine months ended September 30, 2006 as compared to $15.4 million in the same period of 2005. The lower cost results from a lower headcount largely in our international operations as the Company reorganized its international management group following the separation of the President of the international division in February 2005. These expenses include all costs for our executive, finance and accounting, customer billing and support, human resources and other headquarters office functions. Bad debt expenses, legal and accounting fees, insurance and office rent are other significant costs included in this category.

Product Development Expenses

Product development costs, which consist primarily of personnel and consultants' time and expense to research, conceptualize, and test product launches and enhancements to our products, amounted to $5.3 million and $5.1 million for the nine months ended September 30, 2006 and 2005, respectively.

LIQUIDITY AND CAPITAL RESOURCES

In April 2006 we completed an equity financing of $5.4 million for the sale of approximately 1.8 million shares of our Class A common stock. $3 million of the proceeds were used to prepay a portion of our outstanding Term Loan with Wells Fargo as required by our amended Credit Agreement and the balance of $2.4 million is for working capital purposes. The financing increased our cash and cash equivalent position so that our cash balance at September 30, 2006 of $6.2 million remained virtually unchanged from the December 31, 2005 balance of $6.3 million. In addition, our working capital deficit decreased to $2.0 million at September 30, 2006 as compared to $9.5 million at December 31, 2005.

In July 2006 we entered into a new $6.0 million credit facility with CAPCO. The facility provides for advances, subject to a maximum of 80% to 85% of certain accounts receivable of the Company, that bear interest at the rate of 2% over the prime rate of Greater Bay Bank. The facility has an initial term of 24 months, but can be terminated by CAPCO after 12 months upon 90 days' prior written notice if we should fail to meet CAPCO's then existing underwriting credit criteria. There are no financial covenants under the new facility. On July 27, 2006 we drew down an initial advance of $5.9 million and used the proceeds to pay off the then outstanding loan balance with Wells Fargo, along with other related fees and expenses. At September 30, 2006 advances outstanding from CAPCO amounted to $5.4 million.

Cash provided from continuing operations amounted to $1.4 million in the current period. In investing activities, we spent $1.6 million for capital expenditures and received $0.5 million in partial payment of a note receivable from our 2005 domain name transaction. The net impact of all financing activities, including those described above, amounted to a decrease in cash of $411,000.

We believe the completed equity financing and the new credit facility have significantly improved our liquidity and, furthermore, we believe our current cash and cash equivalent balances, the availability of funds under the new CAPCO credit facility and cash from operations will provide adequate funds for operating and other planned expenditures and debt service for at least the next twelve months.

For each of the years ended December 31, 2005 and 2004, we received a report from our independent registered public accounting firms containing an explanatory paragraph stating that we have a working capital deficiency, an accumulated deficit and declining revenues that raise substantial doubt about our ability to continue as a going concern. Management's plans in regard to this matter are described in Note 1(B) to our annual consolidated financial statements as included in the 2005 10-K. Our condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. If our cash flow is not sufficient, we may need additional financing to meet our debt service and other cash requirements. However, if we are unable to raise additional financing, restructure or settle additional outstanding debt or generate sufficient cash flow, we may be unable to continue as a going concern. Management believes our ability to continue as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to obtain additional financing or refinancing as may be required, and to maintain profitable operations.

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

As required by Securities and Exchange Commission rules, the Company's management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report. This evaluation was carried out under the supervision and with the participation of the Company's management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that as of September 30, 2006, the Company's disclosure controls and procedures were effective.

PART II OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

On August 2, 2006, Dynamic Depth, Inc. filed a complaint against the Company in the United States District Court for the Central District of California. The complaint alleges that the systems and methods employed by the Company in providing its "Fax to E-Mail Plus" and "Fax to Database" services infringe one or more claims of a patent owned by Dynamic Depth. Dynamic Depth is seeking to recover damages in an amount "of at least a reasonable royalty". The Company has filed an answer and counterclaim asserting non-infringement and attacking the validity and enforceability of the asserted patent. The court has set the dispute for jury trial on April 10, 2007. The Company will defend itself vigorously in this litigation but cannot predict its outcome.

As previously announced, the Second Circuit Court of Appeals vacated the judgment previously entered against the Company in the amount of $931,000 in the broker litigation and remanded the case to the District Court for one further finding. Upon consideration of the issue remanded, the District Court of the Southern District of New York issued a decision to enter judgment in favor of the Company. The broker filed a motion to amend that judgment and/or order a new trial. This appeal was denied by the court. The broker has filed another appeal to overturn the court's decision.

ITEM 1A:  RISK FACTORS

Other than discussed below, there have been no material changes to the Risk Factors as previously disclosed in our Form 10-K for the year ended December 31, 2005, our Form 10-Q for the quarter ended March 31, 2006 and our Form 10-Q for the quarter ended June 30, 2006.

IF OUR REVENUES DECLINE AND WE ARE UNABLE TO GENERATE SUFFICIENT CASH FLOW, WE MAY BE UNABLE TO PAY DEBT SERVICE ON OUR INDEBTEDNESS.

As of September 30, 2006, we had outstanding indebtedness under our new CAPCO credit facility of $5.4 million, obligations under office space leases and commitments for telecommunications services. If our revenues continue to decline and we are not able to correspondingly reduce expenses, there is no assurance that we will be able to pay interest and other amounts due on our outstanding indebtedness, or our other obligations, on the scheduled dates or at all. If our cash flow and cash balances are inadequate to meet our obligations, we could face substantial liquidity problems. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments we would be in default under these obligations. Any such default could have a material adverse effect on our business, results of operations and financial condition. We cannot assure you that we would be able to repay amounts due on our indebtedness if payment of the indebtedness were accelerated following the occurrence of an event of default under, or certain other events specified in, the agreements governing our outstanding indebtedness.

The elimination of outstanding debt pursuant to our debt restructuring completed in 2003 and prior years resulted in substantial cancellation of debt income for income tax purposes. We minimized income tax payable as a result of the restructuring by, among other things, offsetting the income with our historical net operating losses and otherwise reducing the income in accordance with applicable income tax rules. As a result, we did not incur any material current income tax liability from the elimination of this debt. However, our Federal income tax returns for 2003 and 2004 are currently being reviewed by the relevant tax authorities who may challenge our income tax positions, including the use of our historical net operating losses to offset some or all of the cancellation of debt income and the application of the income tax rules reducing the cancellation of debt income. If upon completion of the review, we are not able to offset or otherwise reduce the cancellation of debt income, we may incur material income tax liabilities as a result of the elimination of debt and we may be unable to pay these liabilities.

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

THE MIGRATION OF THE NETWORK RELATING TO OUR BUSINESS ACQUIRED FROM AT&T HAS BEEN COMPLETED.

A small portion of the network for the part of our business relating to EDI, fax and email services resided on AT&T's premises under an agreement with AT&T, but was being operated and maintained by us. We built a new network center at our corporate headquarters located in Piscataway, New Jersey and have successfully completed the migration of these operations and affected customers to this center during the quarter ended September 30, 2006.

OUR CLASS A COMMON STOCK MEETS THE LISTING REQUIREMENTS OF THE NASDAQ CAPITAL MARKET.

Our Class A common stock faced potential delisting from the Nasdaq Capital Market because it did not meet the minimum bid price requirement of $1 during certain periods in 2006. On August 24, 2006, our stockholders approved the implementation of a reverse stock split to regain compliance with the minimum bid price rule. Accordingly, on August 28, 2006 we implemented a 1 for 5 reverse stock split and the bid price for the Class A common stock increased to amounts over the $1 minimum since that date. On September 15, 2006, we received notice from the NASDAQ Capital Market Listing Qualifications staff that we were in compliance with the minimum bid price requirement and that no further action was necessary relating to our listing.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

During the three months ended September 30, 2006, the Company issued 38,398 shares of Class A common stock valued at approximately $127,000 in connection with matching contributions to its 401(k) plan. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended because the issuance of the shares was not voluntary and contributory on the part of employees.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A Special Meeting of Shareholders of the Company was held on August 24, 2006 to consider and vote upon one proposal to approve three separate amendments to the Company's Amended and Restated Certificate of Incorporation to effect one or more reverse stock splits, ranging from a one-for-three reverse stock split to a one-for-seven stock split of all the issued and outstanding shares of the Company's Class A common stock in order to seek to maintain the listing of the Class A common stock on the NASDAQ Capital Market and to facilitate the Company's ability to raise additional equity capital.

The following are the voting results on each of the matters that were submitted to the shareholders:


                                                   For               Withheld         Abstain
Proposal No. 1

To approve the proposed amendments to the          47,455,407        684,077           28,004
EasyLink Amended and Restated Certificate of
Incorporation to enable the Company
to effect a one for three reverse stock split

To approve the proposed amendments to the          47,370,560        644,533          152,395
EasyLink Amended and Restated Certificate
of Incorporation to enable the Company
to effect a one for five reverse stock split

To approve the proposed amendments to the          46,980,095      1,090,999           96,394
EasyLink Amended and Restated Certificate
of Incorporation to enable the Company
to effect a one for seven reverse stock split

Proposal No. 2

To approve the adjournment of the Special          47,330,681        723,526          113,281
Meeting to solicit additional proxies in respect
of Proposal No. 1.


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



                                            Easylink Services Corporation
                                            (Registrant)


                                            /s/ Michael A. Doyle
                                            --------------------------------
Date: November 13, 2006                     Michael A. Doyle
-----------------------                     Vice President and Chief
                                            Financial Officer (Principal
                                            financial officer and
                                            duly authorized signatory)