Form 10-K
period 2006-12-31
EASYLINK SERVICES CORP
filed 2007-03-27
CIK 1081661

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2006

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

            Title of Each Class Name of Exchange on Which Registered Class A Common Stock, $0.01 par value; The NASDAQ Stock Market LLC

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

            Title of Each Class Name of Exchange on Which Registered
                                      None

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

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ] Yes [X] No

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2006 was $29,506,000. Solely for purposes of this calculation, the aggregate voting stock held by non-affiliates has been assumed to be equal to the number of outstanding shares of Class A common stock excluding shares held by all directors and executive officers of the Company and by holders of shares representing more than 10% of the outstanding Class A common stock of the Company.

The number of outstanding shares of each of the registrants' classes of common stock as of February 28, 2007 was 10,986,453 shares of Class A common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2007 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

FORM 10-K INDEX

                                                                            Page
Item No.                                                                     No
--------                                                                    ----
Part I
1.  Business.............................................................      3
1A. Risk Factors.........................................................      9
1B. Unresolved Staff Comments............................................     17
2.  Properties...........................................................     17
3.  Legal Proceedings....................................................     17
4.  Submission of Matters to a Vote of Security Holders..................     18

Part II
5.  Market for Registrant's Common Equity, Related Stockholder Matters
    and Issuers Purchases of Equity Securities...........................     18
6.  Consolidated Selected Financial Data.................................     20
7.  Management's Discussion and Analysis of Financial Condition and
    Results of Operations................................................     22
7A. Quantitative and Qualitative Disclosures About Market Risk...........     28
8.  Consolidated Financial Statements and Supplementary Data.............     29
9.  Changes in and Disagreements with Accountants on Accounting and
    Financial Disclosure.................................................     55
9A. Controls and Procedures..............................................     55

Part III

The information required by Items 10 through 14 in this part is omitted pursuant to Instruction G of Form 10-K. This information will be included in an amendment to this Form 10-K or a definitive Proxy Statement, pursuant to Regulation 14A, to be filed not later than 120 days after December 31, 2006.

Part IV
15. Exhibits and Financial Statement Schedules
(a) Consolidated Financial Statements and Financial Statement Schedules..
    (1) Consolidated Financial Statements-See Item 8.
    (2) Financial Statement Schedules - All schedules normally required by Form 10-K are omitted since they are either not applicable or the required information is shown in the consolidated financial statements or the notes thereto.
(b) Exhibits.............................................................     56
Signatures...............................................................     62
Exhibit Index............................................................     63

This report on Form 10-K has not been approved or disapproved by the Securities and Exchange Commission nor has the Commission passed upon the accuracy or adequacy of this report.

The registrant makes forward-looking statements within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 throughout this report. These statements relate to the registrant's future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as "expects," "anticipates," "intends," "believes," "estimates," "plans" and similar expressions. The registrant's actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences include, but are not limited to, those discussed in the "Risk Factors" section of this report. The registrant undertakes no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

Unless otherwise indicated or the context otherwise requires, all references to "we", "us", "our", "EasyLink", "EasyLink Services", the "Company" and similar terms refer to EasyLink Services Corporation and its direct and indirect subsidiaries.

ITEM 1 BUSINESS

COMPANY OVERVIEW

We are a provider of services that facilitate the electronic exchange of information between enterprises, their trading communities and their customers. We handle approximately one million transactions per business day that are integral to the movement of money, materials, products and people in the global economy such as insurance claims, trade and travel confirmations, purchase orders, invoices, shipping notices and funds transfers, among many others. We offer a broad range of information exchange services to businesses and service providers, including transaction management services, which integrate a range of services and capabilities that help customers better manage a business process in addition to delivering a transaction; and transaction delivery services consisting of electronic data interchange or "EDI" and production messaging services utilizing e-mail, fax, and telex.

We offer our services to thousands of business customers worldwide including many of the Fortune Global 500. In 2006, approximately 71% of our revenue was attributable to our United States business and 29% was attributable to our business outside the United States. Outside of the United States, we have direct and/or indirect distribution channels in Brazil, Canada, France, Germany, Hong Kong, India, Israel, Japan, Korea, Malaysia, Singapore, United Arab Emirates and the United Kingdom. The United Kingdom is the largest contributor to our international revenues, as well as the primary location of our network and servicing infrastructure, outside of the United States. See Note 20 to the Consolidated Financial Statements contained in Item 8 of this annual report for additional information relating to our geographical operations.

Our strategy is to expand our position in the information exchange segment of the electronic commerce market by offering to our large customer base as well as new customers a tailored set of transaction management and transaction delivery services that will make our customers more competitive by reducing their costs, the time it takes them to process transactions, and the error rates associated with manual business processes. We believe that growth of our business will result from continued investment by existing and prospective customers in e-commerce systems. These systems generate transactions requiring delivery of information to or management of information among a wide range of partners and customers. We expect that the resulting exchanges of information will occur across an increasingly complex array of disparate networks, marketplaces, systems, technologies and locations. We believe that third-party providers of transaction management and transaction delivery services can substantially reduce the complexity and cost of operating in this environment. Transaction management and transaction delivery services will provide substantial benefits to businesses by migrating people-intensive and paper-based processes to electronic transaction management and delivery services. We expect that businesses will achieve these benefits by improving inventory turnover, accelerating the collection of receivables, automating manual processes, improving customer satisfaction, optimizing purchasing practices and reducing waste and overhead costs.

We believe enterprises use our transaction management and transaction delivery services to reduce the complexity, cost and time associated with deploying and managing networks to conduct business electronically within all or a part of their trading and customer communities. For example, we help automate the collection and processing of claims forms for insurance carriers, converting the forms submitted by independent agents into electronic information that can be processed directly by the carriers' claims systems. Also, thousands of companies of all sizes use our services to streamline the routing and delivery of purchase orders to and from members of their trading communities. Our customers take advantage of our ability to accept a transaction in just about any form and from virtually any environment in which enterprise transactions originate, and deliver it in just about any form to virtually any other environment, replacing slow, costly, labor and paper-intensive methods that are in wide use today. We derive revenue from per-message charges, per-page charges, per-minute charges, per-character set charges, monthly per-user fees, license fees and implementation fees.

Typically, our services extend the capabilities and geographic reach of a customer's e-commerce system. By using our services, a customer can exchange information in a reliable and secure manner and with the flexibility to adapt to the diversity of e-commerce systems and applications in use. Our transaction delivery and transaction management services provide a broad range of capabilities to enterprises, including the ability to:

- gain access to and use our services through a variety of commonly used enterprise e-commerce application platforms including SAP, Oracle, Web sites, electronic data interchange or EDI systems, proprietary systems designed and owned by our customers, and others, running on computer systems from mainframe to desktop PC to handheld computer systems;

- send and receive and transform information using alternative message types, including EDI, fax, e-mail and telex;

- connect to our network through the methods in common use today, including the Internet, dedicated or leased lines, frame relay, virtual private network or VPN and secure dial-up across a phone line;

- deliver information securely using a variety of security protocols, including IP-SEC; SSL, HTTPS, RSA, S/MIME, PGP and non-repudiation/delivery confirmation capabilities. We play the role of a trusted third-party in control of a message from transmission to delivery;

- exchange information with other computer networks using a broad range of communication protocols that computer networks use to exchange information, including HTTP, SMTP, TCP/IP, FTP, UNIX/UUCP, Telnet, X400 and IBM proprietary;

- transform and exchange information in over 200 document types or formats, including EDI, HTML, XML, PDF, TIFF;

- convert paper and fax transactions into electronic data formats including EDI and XML, which can be processed directly by customer systems such as claims systems, purchasing and payment systems, underwriting systems, workflow systems and databases.

- provide the means for customers to sort, route, review, approve and store documents electronically within their organization, rather than using paper and manual methods

Through the ongoing development and introduction of new services, we plan to continue to build upon our substantial customer base, technology and servicing assets. We are building these capabilities to increase the accessibility, security, data translation and document transformation capabilities of our network.

ON JANUARY 19, 2007, WE ANNOUNCED THAT OUR BOARD OF DIRECTORS HAD FORMED A COMMITTEE OF INDEPENDENT DIRECTORS TO EVALUATE STRATEGIC ALTERNATIVES FOR US, WHICH COULD INCLUDE A POTENTIAL BUSINESS COMBINATION TRANSACTION. WE HIRED AMERICA'S GROWTH CAPITAL AS OUR FINANCIAL ADVISOR ON DECEMBER 22, 2006. AS PART OF THIS PROCESS, NUMEROUS PARTIES HAVE EXPRESSED INTEREST IN POTENTIALLY ACQUIRING OUR BUSINESS. WE WILL CONTINUE TO EVALUATE ALL STRATEGIC ALTERNATIVES TO MAXIMIZE VALUE FOR OUR SHAREHOLDERS.

OUR BUSINESS SERVICES

We offer a range of transaction management and transaction delivery services to a customer base composed predominantly of business enterprises. The following chart describes our major service offerings in each category:

            SERVICE                                DESCRIPTION
            -------                                -----------
TRANSACTION MANAGEMENT
SERVICES:

INTEGRATED DESKTOP MESSAGING     EasyLink Integrated Desktop Messaging allows
SERVICES                         our customers to integrate fax sending and
                                 receiving with their existing corporate e-mail
                                 systems and associated administrative systems.
                                 Offered on an outsourced basis, this service
                                 helps align fax communications with existing
                                 electronic workflow systems and procedures,
                                 including employee administration, security and
                                 compliance. In addition to providing user
                                 faxing functionality, the service offers
                                 several key administrative management features
                                 including user administration (including
                                 integration with back office personnel
                                 systems), call detail reporting for internal
                                 accounting support, and private label branding
                                 services.

EASYLINK DOCUMENT CAPTURE AND    EasyLink Document Capture and Management
MANAGEMENT SERVICES:             Services are a family of services that
                                 significantly reduce the time and expense
                                 associated with receiving and processing
                                 transactions that originate on paper forms by
                                 digitally converting them into usable data that
                                 can be processed directly by enterprise systems
                                 such as production servers, workflow solutions,
                                 and databases. The service family currently
                                 includes:

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

                                 EasyLink Fax to Data Service is a data entry capability which captures information on a received form, verifies it with human operators, and then converts the information into a 'live' data format such as EDI or XML.
                                 This data is then exported to customer
                                 production systems through various methods.

                                 EasyLink Data Conversion Service enables companies to exchange data in different data types, formats and structures. This bi-directional service enables customers to use one consistent data format and to communicate with many other companies which require different data formats. We support over 100 data formats including XML, EDI, text file, CSV, Excel and other commonly used proprietary formats.

                                 EasyLink Workflow Service provides the
                                 capabilities of moving, storing, and retrieving images and documents electronically within a workgroup. Typically, this hosted service will receive documents from another EasyLink service such as EasyLink Fax to E-mail and provide a digital workflow and/or document repository for those documents as a single, seamlessly integrated solution. Our workflow solution incorporates customer specific business rules to support review and approve, search and retrieve, or collaboration processes.

EASYLINK PRODUCTION MESSAGING    EasyLink Production Messaging PM2.0 Service is
PM2.0 SERVICE:                   an enhanced production messaging service that
                                 enables our customers to automate and
                                 personalize outbound communications with their
                                 global business partners. This service allows
                                 customers to use Internet-based protocols
                                 (SMTP, TLS, FTP, and Secure FTP) and document
                                 structures (HTML, XML and Rich Text Format).
                                 PM2.0 supports multiple delivery options,
                                 including e-mail, fax and file transfer, and
                                 provides network-based document transformation
                                 services including password protection and
                                 encryption of outbound transactions. Our
                                 customers are able to integrate their own
                                 enterprise applications with our PM2.0 services
                                 using application programming interfaces (or
                                 APIs) and are able to administer their use of
                                 PM2.0 services securely over the web. Outbound
                                 transactions delivered via PM2.0 include
                                 electronic brokerage statements, newsletters,
                                 invoices, travel reservations, price
                                 notifications, trade confirmations and other
                                 business critical documents.

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

EASYLINK WEB EDI SERVICE         EasyLink Web EDI Service provides an
                                 intelligent, browser-based data entry interface
                                 for trading partners to easily and efficiently
                                 exchange business documents electronically. We
                                 typically custom-develop this interface and
                                 associated back-end processing capabilities to
                                 meet the specific application needs and
                                 operating environment of our customer.

EASYLINK PRODUCTION MESSAGING    EasyLink Production Messaging Services allow
SERVICES:                        our customers to deliver high volumes of
                                 mission-critical documents such as invoices,
                                 purchase orders, shipping notices, or bank wire
                                 transfers from virtually any enterprise
                                 environment to global business partners through
                                 various non-EDI message delivery modes
                                 including e-mail, fax, and telex. Typical
                                 applications include on-net conversion of text
                                 files to e-mail, fax and telex formats with
                                 supporting notification of delivery status to
                                 the transaction originator.

REVENUES

Our services generate revenue from per-message charges, per-page charges, per-minute charges, per-character charges, monthly per-user fees, license fees and consulting fees. We charge our EDI customers per message. Customers of our production messaging services and transaction management services pay consulting fees based upon the level of integration work and set-up requirements plus per-page or per-minute usage charges, depending on the delivery method, for all messages successfully delivered by our network. Customers who purchase our integrated desktop messaging services pay monthly site license fees based on the number of user seats being deployed plus per page usage charges for all faxes successfully delivered by our network.

WORLDWIDE SALES AND MARKETING

Our primary marketing objectives are to:

-    promote higher usage of our services;

-    retain, cross-sell and up-sell our existing customer base;

-    grow our new customer and distribution base; and

-    build our brand.

We offer our business services in key global markets through multiple sales channels that include a direct field sales force, a direct telesales organization, and alternate channels that include value-added resellers, service aggregators, business technology solutions providers and various types of telecommunications providers. Our own sales organization targets mid- and large-size companies - typically those having greater than 2,000 employees, and in some cases smaller organizations that have a disproportionately large need for one or more of our services. We employ various marketing techniques to generate activity for our sales channels, including advertising, telemarketing and exhibiting at trade shows.

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

Telephone support: Inbound phone calls are managed using an Automated Call Distribution (ACD) system that directs call-prioritization and skill-based routing. Additionally, proprietary and commercial applications are used to capture customer phone contact information and maintain customer contact history files.

Technical support: The customer support teams include technical support engineers. Technical support engineers provide internal subject matter expertise to customer service representatives, analyze root causes for customer contacts, and recommend improvements to products, tools, knowledge bases and training.

TECHNOLOGY

EASYLINK SERVICES NETWORK

Our network is a distributed, managed IP-based global network that supports all of our transaction management and transaction delivery services. Our distributed message network is built upon a combination of highly reliable computer systems dispersed around the world. We strive to operate our message systems at 99.5% availability to ensure continuous reliability for our customers' business critical applications.

The message systems are located at various operational centers in the United States as well as in the United Kingdom. The operational centers are located in major metropolitan centers with easy access to major network providers. This enables us to easily address facility growth. It also allows efficient access to our major customers and potential markets. All of our operational centers are secured with continuous power supply. During 2006 we completed the migration of a portion of our network related to the business acquired from AT&T Corp. in 2001 to our new headquarters in Piscataway, NJ. This network facility had resided on AT&T Corp.'s premises under an agreement with AT&T Corp., but was being operated and maintained by us.

Our messaging nodes are connected by a managed IP-based backbone. The IP backbone is constantly monitored by our operational centers. This allows for diverse routing and efficient management of volumes so that customers do not experience delays in the routing of messages. If a remote node does experience a problem, messages for many of our services can be re-routed to prevent delays in transaction delivery. We maintain firewalls to prevent unsolicited intrusions from the Internet. Any unauthorized attempt is tracked and investigated. The constant monitoring of the network ensures integrity of all messages within our network.

We offer our customers a wide range of secure access methods into our network. Access methods can include MQ, X.25, dedicated point-to-point circuits, frame relay, and virtual private networks (VPN). Our operational centers work in conjunction with our customers to ensure the constant availability of access into the network and any circuit problems are proactively reported.

TELECOMMUNICATIONS SERVICES

On July 21, 2005, we entered into a Master Carrier Agreement (MCA) with AT&T Corp. for the purchase of switched services, private lines, frame relay service, asynchronous transport mode service and Internet service. Under the MCA, we have a minimum purchase commitment in the aggregate for all of the above services of $5 million over the 2-year term of the agreement. Through December 31, 2006 we had purchased services of approximately $4.8 million and anticipate meeting the minimum commitment by the end of the contract term in 2007. We have also committed to purchase from Verizon Business Services (formerly MCI Worldcom) a minimum of $900,000 per 12-month period in other telecommunications services through March 2007. As of December 31, 2006 we had already met this commitment.

COMPETITION

Depending on the particular service that we offer, we compete with a range of companies in the transaction management services and transaction delivery services markets, including both premises-based and service-based solutions providers. We believe that our ability to compete successfully will depend upon a number of factors, including market presence; the capacity, reliability and security of our network infrastructure; the pricing policies of our competitors and suppliers; the timing of introductions of new services and service enhancements by us and our competitors; and industry and general economic trends.

Competition in the transaction management and transaction delivery sectors varies. Our competitors in the integrated desktop messaging and production messaging markets include Premier Global Services' Xpedite Services and J2 Global Communications as well as a number of smaller, regional providers around the world. Competition in the document capture and management services markets is primarily in the form of software-based solutions customers deploy and operate themselves, as well as a number of small, regional service bureau companies. Competitors in the EDI and trading community enablement services markets include Inovis, Internet Commerce Corp., GXS, and Sterling Commerce, Inc., a subsidiary of AT&T Corp.

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

As part of a settlement entered into in September 1998, NetMoves Corporation, which we acquired in February 2000 and which is now known as EasyLink Services USA, Inc., received a perpetual license from AudioFAX IP, L.L.P. to use certain of AudioFAX's patents relating to store-and-forward technology. This license is fully paid-up.

On February 8, 2007, we settled the litigation entitled Dynamic Depth, Inc. vs. EasyLink Services Corporation in which Dynamic Depth claimed infringement by us of United States patent number 5,461,488 related to automatic OCR-based routing. The terms of the settlement are confidential. As a result of this settlement Dynamic Depth agreed that it would take no further legal action nor bring any future charge of infringement of the related patent against us. We have determined that the terms of the settlement will not have a material effect upon us or our business.

From time to time, third parties have asserted claims against us that our services employ technology covered by their patents. There can be no assurance that third parties will not assert additional infringement claims against us in the future. Patents have been granted recently on fundamental technologies in the communications and desktop software areas, and patents may be issued that relate to fundamental technologies incorporated into our services. As patent applications in the United States are not publicly disclosed until the patent is issued, applications may have been filed that, if issued as patents, could relate to our services. It is also possible that claims could be asserted against us because of the sending of messages over our network or the content of these messages. We could incur substantial costs and diversion of management resources with respect to the defense of any claims that we have infringed upon the proprietary rights of others, which costs and diversion could have a material adverse effect on our business, financial condition and results of operations. Furthermore, parties making these claims could secure a judgment awarding substantial damages, as well as injunctive or other equitable relief that could effectively block our ability to license and sell our services in the United States or abroad. Any judgment of this sort could have a material adverse effect on our business, financial condition and results of operations. In the event a claim relating to proprietary technology or information is asserted against us, we may seek licenses to the relevant intellectual property. There can be no assurance, however, that licenses could be obtained on terms acceptable to us, or at all. The failure to obtain any necessary licenses or other rights could have a material adverse effect on our business, financial condition and results of operations.

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

MISCELLANEOUS

We are a Delaware corporation and were incorporated on August 1, 1994. As of December 31, 2006 we had 310 employees.

ITEM 1A

RISK FACTORS

WE HAVE INCURRED LOSSES FROM OPERATIONS IN PRIOR YEARS.

We incurred losses from continuing operations of $1.0 million and $1.1 million in 2006 and 2005, respectively. We achieved income from continuing operations of $7.7 million for a full fiscal year for the first time in 2004, but this included $5.0 million from the sale of businesses and $1.0 million of gain from debt restructuring, both before income taxes. We had net income of $50.9 million for the year ended December 31, 2003; however, the net income for 2003 included $54.1 million of gains on debt restructuring and settlements. For years prior to 2003 and since we commenced operations in 1996, we incurred net losses in every year. As a result, we had an accumulated deficit of $541.8 million as of December 31, 2006. For the years ended December 31, 2005 and 2004 reports from our independent registered public accountants contained an explanatory paragraph stating that we had a working capital deficiency and an accumulated deficit among other factors that raised substantial doubt about our ability to continue as a going concern. See Note 1(b) to the Consolidated Financial Statements contained in Item 8 of this annual report.

We have experienced declining revenues in each of the years ended December 31, 2006, 2005 and 2004 as compared to the prior year. See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this annual report. If we do not succeed in maintaining or increasing our revenues, our losses may continue.

WE MAY INCUR MATERIAL INCOME TAX LIABILITIES AS A RESULT OF THE ELIMINATION OF OUTSTANDING DEBT PURSUANT TO OUR 2003 DEBT RESTRUCTURING

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

WE MAY INCUR SUBSTANTIAL ADDITIONAL INDEBTEDNESS IN THE FUTURE

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

WE MAY NEED TO RAISE CAPITAL IN THE FUTURE TO INVEST IN THE GROWTH OF OUR BUSINESS AND TO FUND NECESSARY EXPENDITURES.

At December 31, 2006, we had $6.7 million of cash and cash equivalents. Our principal fixed commitments consist of obligations under a credit facility, obligations under capital leases, obligations under office space leases, accounts payable and other current obligations, commitments for capital expenditures and commitments for telecommunications services. We may need additional financing to invest in the growth of our business and to pay other obligations, and the availability of this financing when needed, on terms acceptable to us, or at all, is uncertain. If we are unable to raise additional financing, generate sufficient cash flow, or restructure our debt obligations before they become due and payable, we may be unable to continue as a going concern.

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

We have completed a number of acquisitions and strategic investments since our initial public offering in 1999. We also acquired Swift Telecommunications, Inc. and the EasyLink Services business that it had contemporaneously acquired from AT&T Corp. On August 1,

2005, we acquired Quickstream Software, Inc. Where resources permit, we will continue our efforts to acquire or make strategic investments in businesses and to acquire or license technology and other assets, and any of these acquisitions may be material to us. We cannot assure you that acquisition or licensing opportunities will continue to be available on terms acceptable to us or at all. These acquisitions involve risks, including:

-    inability to raise the required capital;

-    difficulty in assimilating the acquired operations and personnel;

-    inability to retain any acquired member or customer accounts;

-    disruption of our ongoing business;

-    need for additional capital to fund losses of acquired businesses;

- inability to successfully incorporate acquired technology into our service offerings and maintain uniform standards, controls, procedures and policies; and

-    lack of the necessary experience to enter new markets.

We may not successfully overcome problems encountered in connection with potential acquisitions. In addition, an acquisition could materially impair our operating results by diluting our stockholders' equity, causing us to incur additional debt or requiring us to incur acquisition expenses or amortize or depreciate acquired intangible and tangible assets or to incur impairment charges as a result of the write-off of assets, including goodwill, recorded as a result of an acquisition.

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

There are significant obstacles to the full development of a sizable market for the outsourcing of transaction management services. Outsourcing is one of the principal methods by which we will attempt to reach the size we believe is necessary to be successful. Security and the reliability of service, however, are likely to be of concern to enterprises and service providers deciding whether to outsource their transaction management or to continue to provide it themselves. These concerns are likely to be particularly strong at larger businesses and service providers, which are better able to afford the costs of maintaining their own systems. While we intend to focus exclusively on our outsourced transaction management and transaction delivery services, we cannot be sure that we will be able to maintain or expand our business customer base. In addition, the sales cycle for many of these services is lengthy and could delay our ability to generate revenues in this market.

OUR STRATEGY OF DEVELOPING AND OFFERING TO EXISTING CUSTOMERS ADDITIONAL TRANSACTION MANAGEMENT AND TRANSACTION DELIVERY SERVICES MAY BE UNSUCCESSFUL.

As part of our business strategy, we plan to develop and offer to existing customers additional transaction management and transaction delivery services that will automate more of our customers' business processes. We cannot assure you that we will be able to successfully develop these additional services in a timely manner or at all or, if developed, that our customers will purchase these services or will purchase them at prices that we wish to charge. Standards for pricing in the market for new transaction management and transaction delivery services are not yet well defined and some businesses and service providers may not be willing to pay the fees we wish to charge. We cannot assure you that the fees we intend to charge will be sufficient to offset the related costs of providing these services.

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

- increases or decreases in the number of transactions generated by our customers (such as insurance claims, trade and travel confirmations, purchase orders, invoices, shipping notices and funds transfers, among others), which is affected by factors that affect specific customers, the respective industries in which our customers conduct business and the economy generally;

- system outages, delays in obtaining new equipment or problems with planned upgrades;

-    disruption or impairment of the Internet;

- demand for outsourced transaction management and transaction delivery services;

-    attracting and retaining customers and maintaining customer satisfaction;

-    introduction of new or enhanced services by us or our competitors;

-    changes in our pricing policy or that of our competitors;

- changes in governmental regulation of the Internet and transaction management and transaction delivery services in particular; and

-    general economic and market conditions and global political factors.

SEVERAL OF OUR COMPETITORS HAVE SUBSTANTIALLY GREATER RESOURCES, LONGER OPERATING HISTORIES, LARGER CUSTOMER BASES AND BROADER PRODUCT OFFERINGS.

Our business is, and we believe will continue to be, intensely competitive. See "Part I Item 1, "Business - Competition" of this annual report.

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

Some of our competitors provide a variety of telecommunications services and other business services, as well as software and hardware solutions, in addition to transaction management or transaction delivery services. The ability of these competitors to offer a broader suite of complementary services and software or hardware may give them a considerable advantage over us.

The level of competition is likely to increase as current competitors increase the sophistication of their offerings and as new participants enter the market. In the future, as we expand our service offerings, we expect to encounter increased competition in the development and delivery of these services. We may not be able to compete successfully against our current or future competitors.

Continued changes in telecommunications regulations may significantly reduce the cost of domestic and international calls. To the extent that the cost of domestic and international calls decreases, we will face increased competition for our fax services that may have a material adverse effect on our business, financial condition and results of operations.

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

Murawski, our President and Chief Executive Officer, and Michael A. Doyle, our Vice President and Chief Financial Officer. The loss of the services of Mr. Murawski or Mr. Doyle, or several other key employees, would impede the operation and growth of our business.

To manage our existing business and handle any future growth, we will have to attract, retain and motivate additional highly skilled employees. In particular, we will need to hire and retain qualified sales people if we are to meet our sales goals. We will also need to hire and retain experienced and skilled technical personnel in order to meet the increasing technical demands of our business. Competition for employees in messaging-related businesses is intense. We have in the past experienced, and expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications.

If we are unable to do so, our management may not be able to effectively manage our business, exploit opportunities and respond to competitive challenges.

OUR BUSINESS IS HEAVILY DEPENDENT ON TECHNOLOGY, INCLUDING TECHNOLOGY THAT HAS NOT YET BEEN PROVEN RELIABLE AT HIGH TRAFFIC LEVELS AND TECHNOLOGY THAT WE DO NOT CONTROL.

The performance of our computer systems is critical to the quality of service we are able to provide to our customers. If our services are unavailable or fail to perform to their satisfaction, customers may cease using our services. In addition, our agreements with several of our customers establish minimum performance standards. If we fail to meet these standards, our customers could terminate their relationships with us and assert claims for service fee rebates or monetary damages.

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

OUR COMPUTER SYSTEMS MAY FAIL AND INTERRUPT OUR SERVICE.

Our customers have in the past experienced interruptions in our services. We believe that these interruptions will continue to occur from time to time. These interruptions are due to hardware failures, failures in telecommunications and other services provided to us by third parties and other computer system failures. These failures have resulted and may continue to result in significant disruptions to our service. Some of our operations have redundant switch-over capability. Although we plan to install backup computers and implement procedures on other parts of our operations to reduce the impact of future malfunctions in these systems, the presence of single points of failure in our network increases the risk of service interruptions. In addition, substantially all of our computer and communications systems relating to our services are currently located in Piscataway and Jersey City, New Jersey; Columbus, Ohio, and London, England. We currently do not have alternate sites from which we could conduct a major portion of these operations in the event of a disaster. Our computer and communications hardware is vulnerable to damage or interruption from fire, flood, earthquake, power loss, telecommunications failure and similar events. Our services would be suspended for a significant period of time if any of our primary data centers was severely damaged or destroyed. We might also lose customer transaction documents and other customer files, causing significant customer dissatisfaction and possibly giving rise to claims for monetary damages.

OUR SERVICES WILL BECOME LESS DESIRABLE OR OBSOLETE IF WE ARE UNABLE TO KEEP UP WITH THE RAPID CHANGES CHARACTERISTIC TO OUR BUSINESS.

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

Security is a critical issue for any outsourced transaction management or transaction delivery service, and presents a number of challenges for us. If we are unable to maintain the security of our service, our reputation and our ability to attract and retain customers may suffer, and we may be exposed to liability. Third parties may attempt to breach our security or that of our customers whose networks we may maintain or for whom we provide services. If they are successful, they could obtain information that is sensitive or confidential to a customer or otherwise disrupt a customer's operations or obtain confidential information, including our customer's profiles, passwords, financial account information, credit card numbers, message content, stored e-mail or other personal or business information or similar information relating to our customer's customers. Our customers or their employees or customers may assert claims for money damages for any breach in our security and any breach could harm our reputation. Our computers are vulnerable to computer viruses, physical or electronic break-ins, denial of service attacks and similar incursions, which could lead to interruptions, delays or loss of data. We expect to expend significant capital and other resources to license or create encryption and other technologies to protect against security breaches or to alleviate problems caused by any breach. Nevertheless, these measures may prove ineffective. Our failure to prevent security breaches may expose us to liability and may adversely affect our ability to attract and retain customers and develop our business market. Security measures taken by others may interfere with the efficient operation of our service, which may harm our reputation and adversely impact our ability to attract and retain customers. "Firewalls" and similar network security software employed by third parties can interfere with the operation of our services.

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

Our business depends on the effectiveness of the Internet as a means of transmitting data. Any deterioration in the performance of the Internet as a whole could undermine the benefits of our services. We also depend on telecommunications network suppliers such as AT&T Corp., Verizon Business Services and XO Communications for a variety of telecommunications and Internet services. If regulations or other changes in the industry lead to a charge associated with the sending or receiving of e-mail messages, the cost of providing our services would increase and, if significant, could materially adversely affect our business, financial condition and results of operations.

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

We operate in international markets. We may not be able to compete effectively in these markets. If our revenues from international operations do not exceed the expense of establishing and maintaining these operations, our operating results will suffer. We face significant risks inherent in conducting business internationally, such as:

- uncertain demand in foreign markets for transaction management and transaction delivery services;

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

REGULATION OF TRANSACTION MANAGEMENT AND TRANSACTION DELIVERY SERVICES AND INTERNET USE IS EVOLVING AND MAY ADVERSELY IMPACT OUR BUSINESS.

With some exceptions, online activity is not currently subject to U.S. laws and regulations that differ from those applicable to offline activities. Laws and regulations have been enacted to regulate activity that occurs only on the Internet (such as laws regulating the sending of unsolicited e-mail advertisements and electronic signatures), or to limit the applicability of existing laws and regulations in the online environment (such as limiting copyright and tort liability for user-provided content). In the future, however, additional laws and regulations may be adopted at both the state and federal level to address issues such as user privacy, data security, marketing, pricing, and the characteristics and quality of products and services in the online context specifically.

We believe that our services are "information services" under the Telecommunications Act of 1996 and existing precedent and therefore would not currently be subject to traditional U.S. telecommunication services regulation. However, while the Federal Communications Commission ("FCC") historically has refrained from extensive regulation of entities that provide service using the Internet or IP, it has recently begun to impose at least some regulatory paradigms on these services as they increasingly are used as substitutes for traditional communications services. For example, the FCC already has required certain providers of voice over Internet Protocol ("VoIP") telephony to provide enhanced 911 capability to their customers and to accommodate requests by law enforcement to permit electronic surveillance. These requirements are likely to create additional costs. In addition, the FCC is currently considering whether to impose certain obligations on providers of Internet-based and IP-based services generally, including VoIP. These potential rules could include requirements to ensure access for disabled persons, contribute to universal service funds, and pay for using the public telephone network. Any of these requirements, if applicable to a given service, could increase the cost of providing that service. The FCC is also examining whether and how to differentiate among Internet-based and IP-based services to determine which services should be subject to particular regulatory obligations. It cannot be predicted whether these rules will be adopted and, if so, whether they would be applied to our non-voice services.

Moreover, although the FCC has indicated that it views certain Internet-based services as being interstate and thus subject to the protection of federal laws that warrant preemption of state efforts to impose traditional common carrier regulation on these services, the FCC's efforts are currently under legal challenge and we cannot predict the outcome of state efforts to regulate such services or the scope of federal policy to preempt these efforts.

Apart from these issues, federal and state regulations could change in a manner that increases the contributions required by telecommunications carriers, which would in turn increase our costs in purchasing these telecommunications services. Providers are authorized to pass their contribution costs on to their customers; our costs for telecommunications services that we purchase thus reflect these amounts. The contributions are currently calculated as a percentage of telecommunications services revenues. Alternative contribution methodologies, such as the imposition of a fee per telephone line, and other changes have been proposed that could increase these amounts and thus our costs in purchasing such telecommunications services. If adopted, these changes may in turn require us to raise the price of one or more of our services to our customers. No assurance can be given that we will be able to recover all or part of any increase in costs that may result from these changes if adopted by the FCC or that such changes will not otherwise adversely affect the demand for our services.

WE ARE AND MAY BECOME SUBJECT TO LAWS AND REGULATIONS PROTECTING PERSONAL AND OTHER CONFIDENTIAL INFORMATION IN CONNECTION WITH THE EXCHANGE OF THIS INFORMATION BY OUR CUSTOMERS USING OUR SERVICES.

We and our customers are subject to laws and regulations protecting personal and other confidential information in connection with the exchange of this information by these customers using our services. At present, in the United States, interactive Internet-based service providers have substantial legal protection for the transmission of third-party content that is infringing, defamatory, pornographic or otherwise illegal. We cannot guarantee that a U.S. court would not conclude that we do not qualify for these protections as an interactive service provider. We do not and cannot screen all of the content generated and received by users of our services or the recipients of messages delivered through our services. Some foreign governments, such as France and Germany, have enforced content-related laws and regulations against Internet service providers.

DOMESTIC AND FOREIGN REGULATORY REQUIREMENTS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In connection with the deployment of Internet-capable nodes in countries throughout the world, we are required to satisfy a variety of foreign regulatory requirements. We intend to explore and seek to comply with these requirements on a country-by-country basis as the deployment of Internet-capable fax nodes continues. There can be no assurance that we will be able to satisfy the regulatory requirements in each of these countries, and the failure to satisfy these requirements may prevent us from installing Internet-capable fax nodes in these countries or require us to limit the functionality of these nodes. The failure to deploy a number of such nodes could have a material adverse effect on our business, financial condition and results of operations.

Our fax nodes and telex switches utilize encryption technology. The export of this encryption technology is regulated by the United States government. We have authority for the export of this encryption technology except to countries such as Cuba, Iran, Libya, North Korea, Syria and Sudan. Nevertheless, there can be no assurance that this authority will not be revoked or modified at any time for any particular jurisdiction or in general. In addition, there can be no assurance that these export controls, either in their current form or as may be subsequently enacted, will not limit our ability to distribute our services outside of the United States or electronically. While we take precautions against unlawful exportation of our software, the global nature of the Internet makes it virtually impossible to effectively control the distribution of our services. Moreover, future Federal or state legislation or regulation may further limit levels of encryption or authentication technology. Any of these export restrictions, the unlawful exportation of our services or new legislation or regulation could have a material adverse effect on our business, financial condition and results of operations.

The legal structure and scope of operations of our subsidiaries in some foreign countries may be subject to restrictions that could severely limit our ability to conduct business in these countries. To the extent that we develop or offer messaging or other services in foreign countries, we will be subject to the laws and regulations of those countries. The laws and regulations relating to the Internet and telecommunications services in many countries are evolving and in many cases are more burdensome than U.S. law and/or unclear as to their application. For example, in India, the Peoples Republic of China, and other countries, we may be subject to licensing requirements with respect to the activities in which we propose to engage and we may also be subject to foreign ownership limitations or other approval requirements that preclude our ownership interests or limit our ownership interests to up to specified percentages of the entities through which we propose to conduct any regulated activities. If these limitations apply to our activities (including activities conducted through our subsidiaries), our opportunities to generate revenue will be reduced, our ability to compete successfully in these markets will be adversely affected, our ability to raise capital in the private and public markets may be adversely affected, and the value of our investments and acquisitions in these markets may decline. Moreover, to the extent we are limited in our ability to engage in certain activities or are required to contract for these services from a licensed or authorized third party, our costs of providing our services will increase and our ability to generate profits may be adversely affected.

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

Third parties may infringe or misappropriate our copyrights, trademarks and similar proprietary rights. In addition, other parties have asserted and may in the future assert infringement claims against us. We cannot be certain that our services do not infringe issued patents or whether third parties will assert additional infringement claims against us in the future. Because patent applications in the United States are not publicly disclosed until the patent is issued, applications may have been filed that relate to our services. If we fail to protect our intellectual property effectively, our business, financial condition and results of operations may suffer.

We have been and may continue to be subject to legal proceedings and claims from time to time in the ordinary course of our business, including claims related to the use of our domain names and claims of alleged infringement of the trademarks and other intellectual property rights of third parties.

WE MAY INCUR EXPENSES AND LIABILITIES AS A RESULT OF PENDING LEGAL PROCEEDINGS.

The Company is involved in legal proceedings that may result in additional expenses or liability. See Part I, Item 3, "Legal Proceedings" of this annual report. These proceedings include a broker's fee dispute in which we successfully appealed a $928,000 judgment imposed on us and is currently subject to appeal. Although we intend to pursue our defense of these matters vigorously, no assurance can be given that our efforts will be successful. To the extent we are not successful, it may be required to pay any judgment that may be rendered in such proceeding. We cannot assure you that our ultimate liability, if any, in connection with these matters will not have a material adverse effect on our business, financial condition or results of operations.

A SUBSTANTIAL AMOUNT OF OUR COMMON STOCK MAY COME ONTO THE MARKET IN THE FUTURE, WHICH COULD DEPRESS OUR STOCK PRICE.

Sales of a substantial number of shares of our common stock in the public market could cause the market price of our Class A common stock to decline. As of February 28, 2007, we had an aggregate of 10,986,453 shares of Class A common stock outstanding. In addition, the following were also outstanding as of February 28, 2007; options to purchase 959,643 shares of Class A common stock, restricted stock awards for 124,852 shares of Class A common stock and warrants to purchase 159,705 shares of Class A common stock.

Except for approximately 1.8 million shares issued in a private placement in April 2006, substantially all of the shares of our outstanding Class A common stock are freely tradable, in some cases subject to the volume and manner of sale limitations contained in Rule 144. We may issue large amounts of additional Class A common stock, which may also be sold and which could adversely affect the price of our stock. Approximately 4.7 million of our outstanding shares were issued in connection with the elimination of debt in 2003. If the holders of these shares sell large numbers of shares, these holders could cause the price of our Class A common stock to fall.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX 404"), the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on a registrant's internal controls over financial reporting in its annual reports, including Form 10-K. In addition, the independent registered public accounting firm auditing a registrant's financial statements must also attest to and report on management's assessment of the effectiveness of the registrant's internal controls over financial reporting as well as the operating effectiveness of the registrant's internal controls. We were not subject to these requirements for the year ended December 31, 2006 or 2005. We have commenced the process for the implementation of SOX 404 reporting in 2007.

While we expect to expend significant resources in developing the necessary documentation and testing procedures required by SOX 404, there is a risk that we will not comply with all of the requirements imposed. We cannot assure you that we will receive a positive attestation from our independent auditors. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive a positive attestation from our independent auditors in 2008 with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements, our stock price may decline and our ability to obtain equity or debt financing could suffer.

\
ANTI-TAKEOVER PROVISIONS COULD NEGATIVELY IMPACT OUR STOCKHOLDERS.

Provisions of Delaware law and of our certificate of incorporation and bylaws could make it more difficult for a third-party to acquire control of us. For example, we are subject to Section 203 of the General Corporation Law of the State of Delaware, which would make it more difficult for another party to acquire us without the approval of our board of directors. Additionally, our certificate of incorporation authorizes our board of directors to issue preferred stock without requiring any stockholder approval, and preferred stock could be issued as a defensive measure in response to a takeover proposal. These provisions could make it more difficult for a third party to acquire us even if an acquisition might be in the best interest of our stockholders.

ITEM 1B UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2 PROPERTIES

UNITED STATES

Our headquarters are located in Piscataway, New Jersey where we occupy approximately 67,000 square feet of office, development lab and network space under a lease expiring in 2013. In addition, we have office, development lab and network space at two other locations throughout the United States under leases expiring in 2008 through 2010; two U.S. network installations co-located in tele-housing facilities under short-term leases; and sales offices in Chicago, Los Angeles and San Francisco under leases expiring in 2007.

While we believe that these facilities meet our anticipated needs at least through the end of 2007, we continually review our needs and may add facilities in the future.

INTERNATIONAL

We lease approximately 11,000 square feet of office space in two locations in England. One office located in London is the headquarters location for the international division where the lease expires in June 2017, with cancellation allowable, 5 years prior to expiration in 2012. The lease for the second facility expires in 2008.

We lease approximately 6,000 square feet of office space in locations in France, Hong Kong, India, South Korea and United Arab Emirates. The leases expire at various dates through January 2008.

We also have tele-housing and co-location agreements under short-term leases for our communications nodes around the world.

See the table of long-term contractual obligations and commitments contained in
Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations" of this annual report for information relating to our lease commitments.

ITEM 3 LEGAL PROCEEDINGS

From time to time we have been, and expect to continue to be, subject to legal proceedings and claims in the ordinary course of business. These include claims of alleged infringement of third-party patents, trademarks, copyrights, domain names and other similar proprietary rights; employment claims; claims alleging unsolicited commercial faxes sent on behalf of our customers; and contract claims. These claims include claims that some of our services employ technology covered by third party patents. These claims, even if not meritorious, could require us to expend significant financial and managerial resources. No assurance can be given as to the outcome of one or more claims of this nature. If an infringement claim were determined in a manner adverse to us, we may be required to discontinue use of any infringing technology, to pay damages and/or to pay ongoing license fees that would increase our costs of providing service.

In connection with the termination of an agreement to sell the portal operations of our discontinued India.com business, we brought suit against a broker that we had engaged in connection with the proposed sale of the portal operations alleging, among other things, breach of contract and misrepresentation. The broker brought a counterclaim against us for a brokerage fee that would have been payable on the closing of the proposed sale. The District Court entered a judgment in the amount of $928,000 against us. On June 20, 2005, the Court of Appeals reversed the District Court's ruling that the broker was a third party beneficiary of the terminated agreement and set aside the $928,000 of damages awarded against us by the District Court. The Court of Appeals, however, also determined that the District Court had not fully resolved the issue of whether we had breached the agreement to sell the portal operations for the express purpose of avoiding the broker's commission. Accordingly, the Court of Appeals remanded the case to the District Court for further consideration. Upon consideration of the issue remanded, the District Court issued a decision to enter judgment in our favor. The broker filed a motion to amend that judgment and/or order a new trial. This appeal was denied by the District Court. The broker has filed another appeal to overturn the District Court's decision and the parties are awaiting the decision of the appeal. No assurance can be given as to the likelihood of our success or the ultimate liability, if any, in connection with this matter. We cannot assure you that our ultimate liability, if any, in connection with the claim will not have a material adverse effect on our business, financial condition or results of operations.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year covered by this report, no matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise.

ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

                                2006
               -------------------------------------
                FOURTH    THIRD     SECOND    FIRST
MARKET PRICE   QUARTER   QUARTER   QUARTER   QUARTER
------------   -------   -------   -------   -------
High........    $4.25     $4.00     $4.45     $5.00
Low.........    $2.45     $2.50     $2.95     $2.50

                                2005
               -------------------------------------
                FOURTH    THIRD     SECOND    FIRST
MARKET PRICE   QUARTER   QUARTER   QUARTER   QUARTER
------------   -------   -------   -------   -------
High........    $5.00     $5.15     $6.75     $7.30
Low.........    $3.10     $3.10     $4.15     $5.00

The Nasdaq closing market price at February 28, 2007 was $4.63.

DIVIDENDS

We have never declared or paid any cash dividends on our common stock and do not anticipate paying any cash dividends on our stock in the foreseeable future. We currently intend to retain future earnings, if any, to pay our obligations and to finance the expansion of our business.

NUMBER OF SECURITY HOLDERS

At February 28, 2007, the approximate number of holders of record of Class A common stock was 454, although there were many more beneficial owners.

STOCK LISTINGS

The principal market on which our common stock is traded is the Nasdaq Capital Market under the symbol "EASY".

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2006 with respect to shares of our Class A common stock that may be issued under our existing equity compensation plans.

                                                         YEAR ENDED DECEMBER 31, 2006
                                      ------------------------------------------------------------------
                                          NUMBER OF                               REMAINING NUMBER OF
                                          SECURITIES                             SECURITIES AVAILABLE
                                         TO BE ISSUED     WEIGHTED AVERAGE        FOR FUTURE ISSUANCE
                                        UPON EXERCISE       EXERCISE PRICE           UNDER EQUITY
                                        OF OUTSTANDING      OF OUTSTANDING        COMPENSATION PLANS
                                      OPTIONS, WARRANTS   OPTIONS, WARRANTS      (EXCLUDINGSECURITIES
PLAN CATEGORY                           AND RIGHTS (A)      AND RIGHTS (B)    REFLECTED IN COLUMN (A)(C)
-------------                         -----------------   -----------------   --------------------------
Equity compensation plans
   approved by security holders (1)       1,004,370             $ 7.89                  588,362
Equity compensation plans not
   approved by security holders              89,905             $64.36                       --
                                          ---------             ------                  -------
Total:                                    1,094,275             $12.65                  588,362
                                          =========             ======                  =======

(1) Includes 124,852 unvested restricted stock award shares granted under the 2005 Stock and Incentive Plan.

(1)  NON-SECURITY HOLDER-APPROVED EQUITY COMPENSATION PLANS

Each of the stock option plans listed in the table below were adopted or assumed in connection with our acquisition of the entities after which the plan is named. Except for the NetMoves 1996 Stock Option Plan, the plan terms and conditions are substantially the same as the terms of our plans for which shareholder approval was obtained, except that incentive stock options were not issuable under these plans. Options under each plan were initially granted to employees of the acquired entity who became our employees after the acquisition or, in the case of the NetMoves 1996 Stock Option Plan, were assumed by us. The plans are administered by a committee of our board of directors. The plans may be amended by the board of directors. The number of shares underlying outstanding options, the weighted average exercise price and the number of shares underlying options available for future grant under each plan are specified in the table below.

The Mail.com 1999 Supplemental Stock Option Plan and the Mail.com 2000 Supplemental Stock Option Plan provide for the grant of options to our directors, employees and consultants and contain terms and conditions that are substantially the same as the terms of our plans for which shareholder approval was obtained, except that incentive stock options are not issuable under these plans. The plans are administered by the compensation committee of our board of directors. The plans may be amended by the board of directors. Under the plans, options that expire unexercised may be re-granted by us to other employees. The number of shares underlying outstanding options, the weighted average exercise price and the number of shares underlying options available for future grant under each of these plans are specified in the table below.

                                                                 YEAR ENDED DECEMBER 31, 2006
                                      ----------------------------------------------------------------------------------
                                                                                                  NUMBER OF SECURITIES
                                                                                                REMAINING AVAILABLE FOR
                                      NUMBER OF SECURITIES TO BE   WEIGHTED AVERAGE EXERCISE     FUTURE ISSUANCE UNDER
                                        ISSUED UPON EXERCISE OF      PRICE OF OUTSTANDING      EQUITY COMPENSATION PLANS
                                         OUTSTANDING OPTIONS,        OPTIONS, WARRANTS AND       (EXCLUDING SECURITIES
                                          WARRANTS AND RIGHTS               RIGHTS              REFLECTED IN COLUMN (A))
PLAN                                              (A)                         (B)                         (C)
----                                  --------------------------   -------------------------   -------------------------
Plans Adopted in Acquisitions:
The Allegro Group Stock Option
   Plan ...........................                209                       $35.22                        --
Lansoft Stock Option Plan .........                 30                       $84.38                        --
NetMoves 2000 Stock Option Plan ...              8,365                       $83.92                        --
NetMoves 1996 Stock Option Plan ...              8,796                       $68.71                        --
Other Plans:
Mail.com 1999 Supplemental Stock
   Option Plan ....................             12,262                       $20.14                        --

Mail.com 2000 Supplemental Stock
   Option Plan ....................             15,437                       $27.76                        --

The Company granted non-qualified options under individual stock option agreements to the persons and on the terms indicated in the following table:

NAME                    GRANT DATE   EXPIRATION DATE   SHARES   EXERCISE PRICE
----                    ----------   ---------------   ------   --------------
Gerald Gorman........      2/1/97         2/1/07          400       $ 50.00
Frank Graziano.......    11/14/00        3/31/09           34       $ 84.38
Frank Graziano.......    11/14/00        2/28/09           68       $ 84.38
Gary Millin..........      2/1/97         2/1/07          400       $ 50.00
Gary Millin..........      2/1/97         2/1/07        2,000       $ 50.00
Thomas Murawski......     1/26/01        1/26/11       34,000       $ 64.06
Charles Walden.......     2/16/98        2/16/08        7,904       $175.00
                                                       ------
Total................                                  44,806
                                                       ======

RECENT SALES OF UNREGISTERED SECURITIES

During the three months ended December 31, 2006, we issued approximately 32,000 shares of Class A common stock to our 401(k) plan for employees' accounts at a weighted average price of $3.39 per share representing our matching contribution to the plan in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933 or otherwise based on the inapplicability of the registration requirements of the Securities Act of 1933.

ITEM 6 CONSOLIDATED SELECTED FINANCIAL DATA

The following consolidated selected financial data should be read in conjunction with the consolidated financial statements and the notes to these statements and
Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" elsewhere in this report. We believe that, due to acquisitions and dispositions, goodwill and intangibles impairment charges and debt restructuring gains that occurred during the period from 2002 through 2006, the period to period comparisons for 2002 through 2006 are not meaningful and should not be relied upon as indicative of future performance.

Five Year Summary of Selected Financial Data (in thousands, except per share, share and employee data)

                                                         2006      2005      2004      2003       2002
                                                       -------   -------   -------   --------   --------
Consolidated Statement of Operations Data for the
Year Ended December 31,
Revenues............................................   $74,025   $78,659   $91,840   $101,347   $114,354
Total cost of revenues and operating expenses (a)...    73,996    80,852    82,741    102,264    201,287
Income (loss) from operations.......................        29    (2,193)    9,099       (917)   (86,933)
Total other income (expense), net (b)...............    (1,055)      758       991     52,803      1,088
Income(loss) from continuing operations before
   income taxes.....................................    (1,026)   (1,435)   10,090     51,886    (85,845)
Provision (credit) for income taxes.................       (31)     (350)    2,400         --         --
Income(loss) from continuing operations.............      (995)   (1,085)    7,690     51,886    (85,845)
Income (loss) from discontinued operations..........       928        --        --       (938)        --
Net income (loss)...................................       (67)   (1,085)    7,690     50,948    (85,845)

Basic net income(loss) per common share:
Income(loss) from continuing operations.............   $ (0.10)  $ (0.12)     0.87   $   7.32   $ (25.65)
Income (loss) from discontinued operations..........      0.09        --        --      (0.13)        --
                                                       -------   -------   -------   --------   --------
Basic net income (loss) per common share............   $ (0.01)  $ (0.12)     0.87   $   7.19   $ (25.65)
                                                       =======   =======   =======   ========   ========

Diluted net income(loss) per common share:
Income(loss) from continuing operations.............   $ (0.10)  $ (0.12)  $  0.86       7.27     (25.65)
Income (loss) from discontinued operations..........      0.09        --        --      (0.13)        --
                                                       -------   -------   -------   --------   --------
Diluted net income(loss) per common share...........   $ (0.01)  $ (0.12)  $  0.86   $   7.14   $ (25.65)
                                                       =======   =======   =======   ========   ========
Weighted average basic shares outstanding...........    10,362     8,937     8,801      7,081      3,347
Weighted average diluted shares outstanding.........    10,362     8,937     8,978      7,131      3,347

Consolidated Balance Sheet Data at December 31,
Cash and cash equivalents...........................   $ 6,707   $ 6,282   $12,216   $  6,623   $  9,554
Total current assets................................    19,943    20,351    28,963     19,813     23,511
Property and equipment, net.........................     9,703    10,252     8,071     10,641     14,833
Goodwill and other intangible assets, net...........    11,282    12,477    14,862     17,895     20,814
Total assets........................................    41,233    43,975    52,664     49,411     61,011
Total current liabilities...........................    21,885    29,841    28,994     31,575     43,126
Capitalized interest on notes payable, less current
   portion..........................................        --        --        --        956      7,402
Long-term notes payable.............................        --        --     9,600     10,511     71,398
Total liabilities...................................    23,071    31,594    39,694     44,999    122,833
Total stockholders' equity (deficit)................    18,162    12,381    12,970      4,412    (61,822)
Number of employees at December 31,.................       310       396       469        483        572

(a)  Included in operating expenses are:

                                                         2006      2005      2004      2003       2002
                                                       -------   -------   -------   --------   --------
Impairment of intangible assets.....................   $   550   $    --   $   750   $     --   $ 78,784
Restructuring charges (credits).....................       206        --      (350)     1,478      2,320
(Gain) loss on sale of businesses/Mailwatch service
   line.............................................        --        250   (5,017)        --       (426)

(b)  Included in other income (expense), net are:

                                                         2006      2005      2004      2003       2002
                                                       -------   -------   -------   --------   --------
Interest income.....................................   $   212   $   136   $   247   $     36   $    189
Interest expense....................................    (1,532)   (1,420)     (517)    (1,390)    (4,785)
Gain on domain names repurchase agreement...........        --     1,907        --         --         --
Gain on debt restructuring and settlements..........        --        --       984     54,078      6,558
Impairment of investments...........................        --        --        --         --     (1,515)
Other, net..........................................       265       135       277         79        641

See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this annual report for a discussion of factors that affect the comparability of the selected financial data in the years presented above.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this annual report.

OVERVIEW

We are a provider of services that facilitate the electronic exchange of information between enterprises, their trading communities and their customers. On an average business day, we handle approximately one million transactions that are integral to the movement of money, materials, products and people in the global economy such as insurance claims, trade and travel confirmations, purchase orders, invoices, shipping notices and funds transfers, among many others. We offer a broad range of information exchange services to businesses and service providers, including transaction management services and transaction delivery services. Transaction management services consist of integrated desktop messaging services and document capture and management services such as fax to database, fax to data and data conversion services. Beginning in 2005, we offered as a transaction management service an enhanced production messaging service that we call EasyLink Production Messaging PM2.0 Service.

Transaction delivery services consist of electronic data interchange or "EDI," and basic production messaging services utilizing e-mail, fax and telex. As part of our strategy, we will seek to upgrade customers who are using our basic production messaging service to our enhanced production messaging service known as EasyLink Production Messaging PM2.0 Service. See Part I, Item 1, "Business - Company Overview" of this annual report. Until July 31, 2004, we also offered MailWatch services to protect corporate e-mail systems, which included virus protection, spam control and content filtering services.

On January 19, 2007, we announced that our board of directors had formed a committee of independent directors to evaluate strategic alternatives for us, which could include a potential business combination transaction. We hired American Growth Capital as our financial advisor on December 22, 2006. As part of this process, numerous parties have expressed interest in potentially acquiring our business. We will continue to evaluate all strategic alternatives to maximize value for our shareholders.

REVENUES

For the year ended December 31, 2006, total revenues were $74.0 million in comparison to $78.7 million in 2005 and $91.8 million in 2004. As detailed in the schedule below the declines in revenue in 2006 and 2005 as compared to the prior years were largely attributable to (1) lower revenues in our production messaging or "other" group of services in our transaction delivery services amounting to $9.5 million or 21% in 2006 as compared to 2005 and $13.9 million or 24% in 2005 as compared to 2004; and (2) $2.5 million in lower MailWatch revenues in 2005 as a result of the sale of this service line as of July 31, 2004. These declines were partially offset by increased revenues in our transaction management services of $4.9 million in 2006 representing 30% growth over 2005 and $4.1 million in 2005 representing 33% growth in comparison to 2004. $1.0 million of the transaction management growth in 2006 was attributable to revenue from the non-recurring license of software, accounting for 6% of the 30% growth for the year.

                                                                                        PERCENT CHANGE
                                                                                     -------------------
                                                                                     2006 VS.   2005 VS.
                                                         2006      2005      2004      2005       2004
                                                       -------   -------   -------   --------   --------
Transaction Management Services.....................   $21,230   $16,377   $12,304      30%        33%
Transaction Delivery Services EDI...................    18,111    18,142    19,004      --%        (5)%

Transaction Delivery Services Other.................    34,684    44,140    58,059     (21)%      (24)%
MailWatch...........................................        --        --     2,473      --         --
                                                       -------   -------   -------     ---        ---
                                                       $74,025   $78,659   $91,840      (6)%      (14)%

Transaction delivery services have been continually impacted by pricing pressures in the telecommunications market and by technological factors that replace or reduce the deployment of these services by our customers. This has led to lower volumes, negotiated individual customer price reductions at the time of service contract renewals and the loss of certain customers. Although we have focused efforts on stabilizing this revenue stream, we believe the trend will continue throughout 2007. We will continue our efforts to expand our newer transaction management services and to upgrade customers who are using our basic production messaging services to our enhanced production messaging service, EasyLink Production Messaging PM2.0 Service.

OPERATING RESULTS

In 2006 we had a loss from continuing operations of $1.0 million as compared to $1.1 million in 2005. In 2006 we also had $0.9 million of income from discontinued operations as a result of the reversal of a legal reserve reducing the 2006 net loss to $67,000. However, our cash from operations increased to $3.8 million in 2006 as compared to $0.3 million in 2005, which along with the $5.4 million in proceeds from a private sale of our Class A common stock in April 2006, helped us strengthen our financial position at December 31, 2006 in comparison to the previous year. We believe that cost reduction measures, particularly in sales and marketing, that we implemented throughout 2006 have positioned us for improved operating results in 2007.

In 2006 we adopted Statement of Financial Accounting Standards No 123 (revised
2004), "Share-Based Payment" (SFAS 123(R)) which required that we record compensation expense for all share-based payments. As a result, we recorded $148,000 of stock based compensation expense related to unvested stock options outstanding during the year. See Note 15, Stock Based Compensation, to the consolidated financial statements included in this Form 10-K for additional disclosure on the impact of this change in accounting.

CRITICAL ACCOUNTING POLICIES

In response to the Securities & Exchange Commission's Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," we have identified the most critical accounting principles upon which our financial reporting depends. Critical principles were determined by considering accounting policies that involve the most complex or subjective decisions or assessments. The most critical accounting policies were identified to be those related to accounts receivable, long-lived assets and intangible assets, contingencies and litigation, and restructurings.

ACCOUNTS RECEIVABLE

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer's current credit-worthiness, as determined by a review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. While these credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that have been experienced in the past.

IMPAIRMENT OF LONG-LIVED ASSETS

We assess goodwill and indefinite-lived intangibles for impairment annually unless events occur that require more frequent reviews. Long-lived assets, including amortizable intangibles, are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Discounted cash flow analyses are used to assess indefinite-lived intangible impairment, while undiscounted cash flow analyses are used to assess long-lived asset impairment. If an assessment indicates impairment, the impaired asset is written down to its fair market value based on the best information available. Estimated fair market value is generally measured with discounted estimated future cash flows. Considerable management judgment is necessary to estimate undiscounted and discounted future cash flows. Assumptions used for these cash flows are consistent with internal forecasts. On an on-going basis, management reviews the value and period of amortization or depreciation of long-lived assets, including goodwill and other intangible assets. During this review, we reevaluate the significant assumptions used in determining the original cost of long-lived assets. Although the assumptions may vary from transaction to transaction, they generally include revenue growth, operating results, cash flows and other indicators of value. Management then determines whether there has been an impairment of the value of long-lived assets based upon events or circumstances, which have occurred since acquisition. The impairment policy is consistently applied in evaluating impairment for each of the Company's wholly owned subsidiaries and investments.

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

RESTRUCTURING ACTIVITIES

Restructuring activities are accounted for in accordance with SFAS No. 146 and relate to the consolidation of our US network facilities; the relocation and consolidation of our New Jersey office facilities into one location; and a similar consolidation of our office facilities in England. The restructuring charges are comprised of abandonment costs with respect to leases, including the write-off of leasehold improvements. We continually evaluate the amounts established in the restructuring reserve. In 2004, mostly due to a settlement of liability related to one of our abandoned locations, $350,000 of restructuring charges was reversed.

RESULTS OF OPERATIONS - 2006, 2005 AND 2004

                                                                                                      PERCENT CHANGE
                                                                                                    -------------------
                                                                                                    2006 VS.   2005 VS.
                                                                        2006      2005      2004      2005       2004
                                                                      -------   -------   -------   --------   --------
Revenues ..........................................................   $74,025   $78,659   $91,840    (5.9)%     (14.4)%

Cost of revenues ..................................................    29,000    29,929    36,129    (3.1)%     (17.2)%
                                                                      -------   -------   -------   -----       -----
Gross Margin ......................................................    45,025    48,730    55,711    (7.6)%     (12.5)%
% of Revenue ......................................................        61%       62%       61%

Operating expenses:
Sales and marketing ...............................................    17,738    19,449    18,715    (8.8)%       3.9%
General and administrative ........................................    19,274    20,076    23,368    (4.0)%     (14.1)%
Product development ...............................................     6,947     6,768     6,730      2.6%       0.1%
Amortization of intangible assets .................................       487     2,068     2,066   (76.5)%       0.0%
Impairment of intangible assets ...................................       550        --       750         (a)        (a)
Separation agreement costs ........................................        --     2,312        --         (a)        (a)
Loss (gain) on sale of businesses/MailWatch service line ..........        --       250    (5,017)        (a)        (a)
                                                                      -------   -------   -------
                                                                       44,996    50,923    46,612   (11.6)%       9.2%
                                                                      -------   -------   -------
INCOME (LOSS) FROM OPERATIONS .....................................        29    (2,193)    9,099

Other income (expense), net:
Interest income (expense), net ....................................    (1,320)   (1,284)     (270)
Gain on domain names repurchase agreement .........................        --     1,907        --
Gain on debt restructuring and settlements ........................        --        --       984
Other .............................................................       265       135       277
                                                                      -------   -------   -------
                                                                       (1,055)      758       991
INCOME (LOSS) FROM CONTINUING  OPERATIONS BEFORE INCOME TAXES .....    (1,026)   (1,435)   10,090

Provision (credit) for income taxes ...............................       (31)     (350)    2,400
                                                                      -------   -------   -------
INCOME (LOSS) FROM CONTINUING OPERATIONS ..........................      (995)   (1,085)    7,690
                                                                      =======   =======   =======

(a) Represents one time charges (credits) that are not comparable from period to period.

RESULTS OF OPERATIONS - 2006 AND 2005

REVENUES

Revenues in 2006 were $74.0 million as compared to $78.7 million in 2005. The decrease of $4.7 million was due primarily to reduced revenues of $9.5 million in our Transaction Delivery services, as a result of lower volumes and negotiated individual customer price reductions, the loss of certain customers and the sale of our fax businesses in Singapore and Malaysia. The reduced revenues were partially offset by a $4.9 million increase, representing 30% growth, in Transaction Management services. $1.0 million of the Transaction Management growth was attributable to revenue from the non-recurring license of software accounting for 6% of the 30% growth for the year. We anticipate that revenues derived from our Transaction Delivery services will continue to decline, while our Transaction Management services revenue is expected to increase in 2007.

COST OF REVENUES

Cost of revenues for 2006 decreased by approximately $0.9 million but as a percentage of revenues these costs increased to 39% in 2006 as compared to 38% in 2005. The increase in cost of sales as a percentage of revenues is attributable to (i) lower revenues in 2006 and (ii) additional costs incurred in 2006 in connection with our migration of operations to our new data center. In 2006 and 2005, we recorded credits of approximately $0.5 million to cost of revenues. The 2006 credits relate to the favorable settlement of disputes with certain telecom vendors and the anticipated refund of federal excise taxes previously paid on telecom costs. In 2005 the credits relate to the settlement with Verizon Business, formerly MCI ("MCI"), of our claims that we had paid telecom charges to MCI in excess of contracted rates prior to MCI's bankruptcy filing in 2002.

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

SALES AND MARKETING EXPENSES

Sales and marketing expenses for 2006 decreased to $17.7 million from $19.4 million in 2005. The lower costs relate to our international operations where we made headcount reductions as part of a reorganization of the division. In the United States where we are more focused on expanding Transaction Management Services, spending was comparable from period to period. As a result of the cost reduction measures taken in 2006, sales and marketing expenses are expected to further decline in 2007.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $19.3 million in 2006 as compared to $20.1 million in 2005. The lower cost results from a lower headcount largely in our international operations as we reorganized our international management group following the separation of the President of the international division in February 2005. These expenses include all costs for our executive, finance and accounting, customer billing and support, human resources and other headquarters office functions. Legal and accounting fees, insurance and office rent are other significant costs included in this category. While certain cost components may vary, we expect general and administrative expenses in total for 2007 to be comparable to 2006 amounts.

PRODUCT DEVELOPMENT EXPENSES

Product development costs, which consist primarily of personnel and consultants' time and expense to research, conceptualize, and test product launches and enhancements to our products, were $6.9 million for 2006 as compared to $6.8 million in 2005. We anticipate that spending for product development will continue at the same levels in 2007 in connection with the development of the new Transaction Management services and the continuing feature development of other services.

AMORTIZATION AND IMPAIRMENT OF INTANGIBLE ASSETS

Amortization of intangible assets relates to intangible assets with finite lives. The amortization is calculated on a straight line basis but decreased to $0.5 million in 2006 as compared to $2.1 million in 2005 as certain assets were fully amortized in the early part of 2006. In 2006 an impairment of our trademark of $550,000 was recorded based upon the annual assessment of all intangibles. The impairment was the result of lower anticipated revenues related to our EasyLink trademark.

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

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $20.1 million in 2005 as compared to $23.4 million in 2004. The reduced costs occurred in most categories of this expense with the most significant reduction in officer and employee salaries and related tax and benefit expenses amounting to approximately $1.5 million. Cost reductions were generally achieved through reductions in head count.

PRODUCT DEVELOPMENT EXPENSES

Product development costs, which consist primarily of personnel and consultants' time and expense to research, conceptualize, and test product launches and enhancements to our products, were $6.8 million for 2005 as compared to $6.7 million in 2004.

AMORTIZATION AND IMPAIRMENT OF INTANGIBLE ASSETS

Amortization of intangible assets relates to intangible assets with finite lives. The amortization is calculated on a straight line basis and, accordingly, this expense was $2.1 million in both 2005 and 2004. In 2004 an impairment of our trademark of $750,000 was recorded based upon the annual assessment of all intangibles. We determined that there was no impairment of intangible assets for 2005.

INTEREST INCOME (EXPENSE), NET

Interest income(expense), net for 2005 was $1.3 million of expense as compared to $270,000 of expense during 2004. The increase was primarily due to interest on the Wells Fargo Term Loan obtained in December 2004. Interest on our previously outstanding debt, paid off with the Wells Fargo loan proceeds, had been capitalized in accordance with SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings", and did not result in charges in the statement of operations.

GAIN ON DEBT RESTRUCTURINGS AND SETTLEMENTS

In December 2004 we paid off all of the Company's previously existing secured debt with part of the proceeds of the $12 million Term Loan from Wells Fargo. As a result, we recorded a gain of $1.0 million from the reversal of interest previously capitalized related to the retired debt

LIQUIDITY AND CAPITAL RESOURCES

In April 2006 we completed an equity financing of $5.4 million for the sale of approximately 1.8 million shares of our Class A common stock. $3 million of the proceeds were used to prepay a portion of our outstanding Term Loan with Wells Fargo as required by our amended Credit Agreement and the balance of $2.4 million was for working capital purposes. The financing increased our cash and cash equivalent position so that our cash balance at December 31, 2006 was $6.7 million in comparison to the December 31, 2005 balance of $6.3 million.

In July 2006 we entered into a new $6.0 million credit facility with CAPCO. The facility provides for advances, subject to a maximum of 80% of certain of our accounts receivable, that bear interest at the rate of 2% over the prime rate of Greater Bay Bank. The facility has an initial term of 24 months, but can be terminated by CAPCO after 12 months upon 90 days' prior written notice if we should fail to meet CAPCO's then existing underwriting credit criteria. There are no financial covenants under the facility. On July 27, 2006 we drew down an initial advance of $5.9 million and used the proceeds to pay off the then outstanding loan balance with Wells Fargo, along with other related fees and expenses. At December 31, 2006 advances outstanding from CAPCO amounted to $4.4 million.

These financial developments along with the continuing implementation of cost reduction measures instituted by management have significantly strengthened our liquidity and financial position. Our working capital deficit decreased to $1.9 million as of December 31, 2006 in comparison to $9.5 million at December 31, 2005. We believe the completed equity financing and the new credit facility have significantly improved our liquidity and, furthermore, we believe our current cash and cash equivalent balances, the availability of funds under the new CAPCO credit facility and cash from operations will provide adequate funds for operating and other planned expenditures and debt service for at least the next twelve months.

Cash provided from continuing operations amounted to $3.8 million in 2006 as compared to $(109,000) for 2005. We spent $2.3 million for capital expenditures in investing activities and the net impact of all financing activities for 2006, including those described above and the $9.6 million pay off of our previous credit facility with Wells Fargo, amounted to a decrease in cash of $0.9 million.

For the years ended December 31, 2005 and 2004 reports from our independent registered public accountants contained an explanatory paragraph stating that we had a working capital deficiency and an accumulated deficit among other factors that raised substantial doubt about our ability to continue as a going concern.

CONTRACTUAL OBLIGATIONS

Below is a table that presents our contractual obligations and commitments at December 31, 2006:

                                                        PAYMENTS DUE BY PERIOD (IN THOUSANDS)
                                                -----------------------------------------------------
                                                          LESS THAN                            AFTER
                                                 TOTAL     ONE YEAR   1-3 YEARS   4-5 YEARS   5 YEARS
                                                -------   ---------   ---------   ---------   -------
Advances payable under credit facility ......   $ 4,413     $4,413      $   --      $   --      $ --
Operating and capital lease obligations .....    13,929      2,777       6,866       3,658       628
Purchase obligations, including
   telecommunication contract commitments ...     2,468      1,758         709          --        --
Other long term liabilities .................     1,043        193         510         228       111
                                                -------     ------      ------      ------      ----
                                                $21,853     $9,141      $8,085      $3,886      $739
                                                =======     ======      ======      ======      ====

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial position, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS 123 (revised 2004), "Share-Based Payment" (SFAS 123(R)) which replaces SFAS 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". Among other items, SFAS 123(R) eliminates the use of APB 25 and the intrinsic method of accounting, and requires all share-based payments, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS 123(R) is effective for public companies beginning with the first annual period that begins after June 15, 2005. Accordingly, the Company adopted SFAS 123(R) in 2006 and in accordance with its provisions recognized compensation expense for all share-based payments and employee stock options based on the grant-date fair value of those awards. To minimize the expense to be recorded in 2006 and future periods, the Company accelerated the vesting of all current employee options with an exercise price in excess of $4.60 per share in December, 2005. We recorded $148,000 in compensation expense in 2006 in accordance with SFAS 123R.

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements". SAB No. 108 provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of assessing materiality. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company adopted SAB No. 108 in the fourth quarter of 2006 with no impact on its results of operations or financial condition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, primarily from changes in interest rates, foreign exchange rates and credit risk. We maintain continuing operations in Europe (mostly in the United Kingdom) and, to a lesser extent, in Brazil, India, Malaysia and Singapore. Fluctuations in exchange rates may have an adverse effect on our results of operations and could also result in exchange losses. The impact of future rate fluctuations cannot be predicted adequately. To date we have not sought to hedge the risks associated with fluctuations in exchange rates.

Market Risk - Our accounts receivable are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. As a result we do not anticipate any material losses in this area.

Interest Rate Risk - Interest rate risk refers to fluctuations in the value of a security resulting from changes in the general level of interest rates. Investments that are classified as cash and cash equivalents have original maturities of three months or less. Changes in the market's interest rates do not affect the value of these investments. Our CAPCO credit facility creates an interest rate risk for us on all outstanding advances. The impact of this risk assuming the current debt balance remains outstanding and assuming a hypothetical shift of 1% in interest rates would be an increase or decrease, as applicable, in annual interest costs of $43,000. We have considered the use of interest rate swaps and similar transactions to minimize this risk but have not entered into any such arrangements to date. We intend to continue to evaluate this risk and the cost and possible implementation of such arrangements in the future.

ITEM 8 CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          EASYLINK SERVICES CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
Reports of Independent Registered Public Accounting Firms................    30
Consolidated Balance Sheets as of December 31, 2006 and 2005.............    32
Consolidated Statements of Operations for the years ended
   December 31, 2006, 2005 and 2004......................................    33
Consolidated Statements of Stockholders' Equity and Comprehensive
   Income (Loss) for the years ended December 31, 2006, 2005 and 2004....    34
Consolidated Statements of Cash Flows for the years ended
   December 31, 2006, 2005 and 2004......................................    36
Notes to Consolidated Financial Statements...............................    38

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
EasyLink Services Corporation:

We have audited the accompanying consolidated balance sheets of EasyLink Services Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the two years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EasyLink Services Corporation and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.


                                        /s/ Grant Thornton LLP
                                        ----------------------------------------

Edison, New Jersey
March 27, 2007

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
EasyLink Services Corporation:

We have audited the accompanying consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows of EasyLink Services Corporation and Subsidiaries for the year ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, EasyLink Services Corporation and subsidiaries results of operations and cash flows for the year ended December 31, 2004 in conformity with U.S. generally accepted accounting principles.

As discussed in Note 21, the consolidated financial statements for the year ended December 31, 2004 have been restated.

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


                                        /s/ KPMG LLP
                                        ----------------------------------------

New York, New York
April 11, 2005, except as to Note 21, which is as of December 5, 2005.

                          EASYLINK SERVICES CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                               DECEMBER 31,
                                                          ---------------------
                                                             2006        2005
                                                          ---------   ---------
                         ASSETS
Current assets:
Cash and cash equivalents .............................   $   6,707   $   6,282
Accounts receivable, net of allowance for doubtful
   accounts of $1,605 and $2,330 as of
   December 31, 2006 and 2005, respectively ...........      10,725      11,416
Prepaid expenses and other current assets .............       2,511       2,653
                                                          ---------   ---------
Total current assets ..................................      19,943      20,351
                                                          ---------   ---------
Property and equipment, net ...........................       9,703      10,252
Goodwill, net .........................................       6,213       6,213
Other intangible assets, net ..........................       5,069       6,264
Other assets ..........................................         305         895
                                                          ---------   ---------
Total assets ..........................................   $  41,233   $  43,975
                                                          =========   =========
          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable ......................................   $   5,810   $   6,464
Accrued expenses ......................................      10,299      10,432
Loans and notes payable ...............................       4,413      10,550
Other current liabilities .............................       1,363       1,467
Net liabilities of discontinued operations ............          --         928
                                                          ---------   ---------
Total current liabilities .............................      21,885      29,841
Long term liabilities .................................       1,186       1,753
                                                          ---------   ---------
Total liabilities .....................................      23,071      31,594
                                                          ---------   ---------
Stockholders' equity:
Common stock, $0.01 par value; 510,000,000 shares
   authorized at December 31, 2006 and 2005:
   Class A--500,000,000 shares authorized at
   December 31, 2006 and 2005, 10,967,648 and
   9,045,026 shares issued and outstanding at
   December 31, 2006 and 2005, respectively ...........         110          90
Additional paid-in capital ............................     560,690     554,699
Accumulated other comprehensive loss ..................        (833)       (670)
Accumulated deficit ...................................    (541,805)   (541,738)
                                                          ---------   ---------
Total stockholders' equity ............................      18,162      12,381
                                                          ---------   ---------
Commitments and contingencies
Total liabilities and stockholders' equity ............   $  41,233   $  43,975
                                                          =========   =========

          See accompanying notes to consolidated financial statements.

                          EASYLINK SERVICES CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)

                                                                         YEAR ENDED DECEMBER 31,
                                                                  -------------------------------------
                                                                      2006         2005         2004
                                                                  -----------   ----------   ----------
Revenues ......................................................   $    74,025   $   78,659   $   91,840
Cost of revenues ..............................................        29,000       29,929       36,129
                                                                  -----------   ----------   ----------
Gross profit ..................................................        45,025       48,730       55,711
                                                                  -----------   ----------   ----------
Operating expenses:
Sales and marketing ...........................................        17,738       19,449       18,715
General and administrative ....................................        19,274       20,076       23,368
Product development ...........................................         6,947        6,768        6,730
Amortization of intangible assets .............................           487        2,068        2,066
Impairment of intangible assets ...............................           550           --          750
Separation agreement costs ....................................            --        2,312           --
(Gain) loss on sale of businesses .............................            --          250       (5,017)
                                                                  -----------   ----------   ----------
                                                                       44,996       50,923       46,612
                                                                  -----------   ----------   ----------
Income (loss) from operations .................................            29       (2,193)       9,099
                                                                  -----------   ----------   ----------
Other income (expense):
Interest income ...............................................           212          136          247
Interest expense ..............................................        (1,532)      (1,420)        (517)
Gain on domain names repurchase agreement .....................            --        1,907           --
Gain on debt restructuring and settlements ....................            --           --          984
Other, net ....................................................           265          135          277
                                                                  -----------   ----------   ----------
Total other income (expense), net .............................        (1,055)         758          991
                                                                  -----------   ----------   ----------
Income (loss) from continuing operations before income taxes ..        (1,026)      (1,435)      10,090
Provision (credit) for income taxes ...........................           (31)        (350)       2,400
                                                                  -----------   ----------   ----------
Income (loss) from continuing operations ......................          (995)      (1,085)       7,690
                                                                  -----------   ----------   ----------
Income from discontinued operations ...........................           928           --           --
                                                                  -----------   ----------   ----------
Net income (loss) .............................................   $       (67)  $   (1,085)  $    7,690
                                                                  ===========   ==========   ==========
Basic net income (loss) per share:
Income (loss) from continuing operations ......................   $     (0.10)  $    (0.12)  $     0.87
Income from discontinued operations ...........................          0.09           --           --
                                                                  -----------   ----------   ----------
Basic net income (loss) per share .............................   $     (0.01)  $    (0.12)  $     0.87
                                                                  ===========   ==========   ==========
Diluted net income (loss) per share:
Income (loss) from continuing operations ......................   $     (0.10)  $    (0.12)  $     0.86
Income from discontinued operations ...........................          0.09           --           --
                                                                  -----------   ----------   ----------
Diluted net income (loss) per share ...........................   $     (0.01)  $    (0.12)  $     0.86
                                                                  ===========   ==========   ==========
Weighted-average basic shares outstanding .....................    10,361,936    8,937,475    8,800,854
                                                                  ===========   ==========   ==========
Weighted-average diluted shares outstanding ...................    10,361,936    8,937,475    8,978,208
                                                                  ===========   ==========   ==========

          See accompanying notes to consolidated financial statements.

 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
                        (in thousands, except share data)

                                                                    CLASS A COMMON       CLASS B COMMON
                                                                        STOCK                 STOCK        ADDITIONAL
                                                                 -------------------   -----------------     PAID-IN
                                                                   SHARES     AMOUNT    SHARES    AMOUNT     CAPITAL
                                                                 ----------   ------   --------   ------   ----------
Balance at December 31, 2003 .................................    8,564,300    $ 85     200,000    $ 2      $552,940
                                                                 ==========    ====    ========    ===      ========
Net income ...................................................           --      --          --     --            --
Unrealized holding gains on marketable securities ............           --      --          --     --            --
Cumulative foreign currency translation ......................           --      --          --     --            --
Comprehensive income .........................................           --      --          --     --            --
Issuance of Class A common stock in connection with
   401(k) plan ...............................................       54,626       1          --     --           399
Issuance of Class A common stock in connection
   with employee terminations ................................           --      --          --     --           150
Issuance of Class A common stock in lieu of cash
   in lieu of cash interest on debt ..........................        7,106      --          --     --            48
Proceeds from the exercise of stock options ..................        8,860      --          --     --            32
Conversion of Class B common stock to Class A Common
   stock .....................................................      200,000       2    (200,000)    (2)           --
Other ........................................................           --      --          --     --           204
                                                                 ----------    ----    --------    ---      --------
Balance at December 31, 2004 .................................    8,834,892    $ 88          --    $--      $553,773
                                                                 ==========    ====    ========    ===      ========
Net income (loss) ............................................           --      --          --     --            --
Unrealized holding gains on marketable securities ............           --      --          --     --            --
Cumulative foreign currency translation ......................           --      --          --     --            --
Comprehensive income (loss) ..................................           --      --          --     --            --
Issuance of Class A common stock in connection with
   401(k) plan ...............................................       99,923       1          --     --           474
Proceeds from the exercise of stock options ..................       26,350       0          --     --            96
Issuance of Class A common stock in connection with
   Quickstream acquisition ...................................       83,861       1          --     --           356
                                                                 ----------    ----    --------    ---      --------
Balance at December 31, 2005 .................................    9,045,026    $ 90          --    $--      $554,699
                                                                 ==========    ====    ========    ===      ========
Net income (loss) ............................................           --      --          --     --            --
Unrealized holding gains on marketable securities ............           --      --          --     --            --
Cumulative foreign currency translation ......................           --      --          --     --            --
Comprehensive income (loss) ..................................           --      --          --     --            --
Issuance of Class A common stock in connection with
   401(k) plan ...............................................      125,400       2          --     --           423
Proceeds from the exercise of stock options ..................        3,862       0          --     --            11
Issuance of Class A common stock in connection with private
   placement .................................................    1,793,360      18          --     --         5,379
Stock based compensation expense .............................                                                   178
                                                                 ----------    ----    --------    ---      --------
Balance at December 31, 2006 .................................   10,967,648    $110          --    $--      $560,690
                                                                 ==========    ====    ========    ===      ========

          See accompanying notes to consolidated financial statements.

                                                                 ACCUMULATED
                                                                    OTHER                         TOTAL
                                                                COMPREHENSIVE   ACCUMULATED    STOCKHOLDERS'
                                                                     LOSS         DEFICIT         EQUITY
                                                                -------------   -----------   --------------
Balance at December 31, 2003 ................................       $(272)       $(548,343)      $ 4,412
                                                                    =====        =========       =======

Net income ..................................................          --            7,690         7,690
Unrealized holding gains on marketable securities ...........         529               --           529
Cumulative foreign currency translation .....................        (495)              --          (495)
                                                                    -----        ---------       -------
Comprehensive income ........................................          34            7,690         7,724
                                                                    -----        ---------       -------

Issuance of Class A common stock in connection with
   401(k) plan ..............................................          --               --           400
Issuance of Class A common stock in connection with
   employee termination .....................................          --               --           150
Issuance of Class A common stock in lieu of cash interest
   on debt ..................................................          --               --            48
Proceeds from the exercise of stock options .................          --               --            32
Other .......................................................          --               --           204
                                                                    -----        ---------       -------
Balance at December 31, 2004 ................................       $(238)       $(540,653)      $12,970
                                                                    =====        =========       =======

Net income (loss) ...........................................          --           (1,085)       (1,085)

Unrealized holding gains on marketable securities ...........        (529)              --          (529)
Cumulative foreign currency translation .....................          97               --            97
                                                                    -----        ---------       -------
Comprehensive income (loss) .................................        (432)          (1,085)       (1,517)
                                                                    -----        ---------       -------

Issuance of Class A common stock in connection with
   401(k) plan ..............................................          --               --           475
Proceeds from the exercise of stock options .................          --               --            96
Issuance of Class A common stock in connection with
Quickstream acquisition .....................................          --               --           357
Other .......................................................          --               --
                                                                    -----        ---------       -------
Balance at December 31, 2005 ................................       $(670)       $(541,738)      $12,381
                                                                    =====        =========       =======

Net income (loss) ...........................................          --              (67)          (67)

Unrealized holding gains on marketable securities ...........          --               --            --
Cumulative foreign currency translation .....................        (163)              --          (163)
                                                                    -----        ---------       -------
Comprehensive income (loss) .................................        (163)             (67)         (230)
                                                                    -----        ---------       -------

Issuance of Class A common stock in connection with
   401(k) plan ..............................................          --               --           425
Proceeds from the exercise of stock options .................          --               --            11
Issuance of Class A common stock in connection with
private placement ...........................................          --               --         5,397
Stock based compensation expense ............................          --               --           178
                                                                    -----        ---------       -------
Balance at December 31, 2006 ................................       $(833)       $(541,805)      $18,162
                                                                    =====        =========       =======

          See accompanying notes to consolidated financial statements.

                          EASYLINK SERVICES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                            YEAR ENDED DECEMBER 31,
                                                                                         -----------------------------
                                                                                           2006       2005      2004
                                                                                         --------   -------   --------
Cash flows from operating activities:
Net income (loss) ....................................................................   $    (67)  $(1,085)  $  7,690
Adjustments to reconcile net income (loss) to net cash provided by
   (used in) operating activities:
Income from discontinued operations ..................................................       (928)       --         --
Depreciation .........................................................................      2,987     3,382      5,259
Amortization of other intangible assets ..............................................        487     2,068      2,066
Provision for restructuring charges (credits) ........................................        206        --       (350)
Gain on debt restructuring and settlements ...........................................         --        --       (984)
Issuance of shares as matching contributions to employee benefit plans ...............        425       475        400
Debt termination fee and amortization of debt issuance costs .........................        634        --         --
Stock based compensation .............................................................        178        --         --
Other non-cash charges (credits) .....................................................       (168)       94        672
Separation agreement costs ...........................................................         --     2,312         --
(Gain) on sale of domain names repurchase rights .....................................         --    (1,907)        --
(Gain) loss on sale of businesses/Mailwatch service line .............................         --       250     (5,017)
Loss on sale of marketable securities ................................................         --       469         --
Impairments of intangibles ...........................................................        550        --        750
Changes in operating assets and liabilities:
   Marketable securities .............................................................         --        --     (1,502)
   Accounts receivable, net ..........................................................        854       408      1,416
   Prepaid expenses and other current assets .........................................       (128)    1,086        290
   Other assets ......................................................................        372      (127)       265
   Accounts payable, accrued expenses and other liabilities ..........................     (1,607)   (7,534)    (5,001)
                                                                                         --------   -------   --------
Net cash provided by (used in) operating activities of continuing operations .........      3,795      (109)     5,954
Net cash provided by (used in) operating activities of discontinued operations .......         --       400       (300)
                                                                                         --------   -------   --------
Net cash provided by operating activities ............................................      3,795       291      5,654

Cash flows from investing activities:

Purchases of property and equipment, including capitalized software ..................     (2,271)   (4,596)    (2,564)
Proceeds from sale of businesses/Mailwatch service line ..............................         --        --      3,500
Proceeds from sale of assets/domain names repurchase rights ..........................         92       830      1,000
Proceeds from sale of marketable securities ..........................................         --     1,021         --
Cash paid for Quickstream acquisition ................................................         --      (342)        --
                                                                                         --------   -------   --------
Net cash provided by (used in) investing activities ..................................     (2,179)   (3,087)     1,936
                                                                                         --------   -------   --------

Cash flows from financing activities:
Proceeds of bank loan advances .......................................................     23,264     1,900         --
Payment of bank loan advances ........................................................    (19,801)     (950)        --
Net proceeds from issuance of Class A common stock ...................................      5,397        --         --
Net proceeds from issuance of Class A common stock upon exercise
   of employee stock options .........................................................         11        96         32
Proceeds received for notes receivable ...............................................        500        --         --
Payments under capital lease obligations .............................................        (56)     (330)      (472)
Proceeds from notes payable ..........................................................         --        --     12,000
Principal payments of notes payable ..................................................     (9,600)   (3,825)   (12,053)
Debt termination fee and deferred debt issuance costs ................................       (645)       --         --
Interest payments on restructured notes and capitalized interest .....................         --        --     (1,009)
                                                                                         --------   -------   --------
Net cash used in financing activities ................................................       (930)   (3,109)    (1,502)
                                                                                         --------   -------   --------
Effect of foreign exchange rate changes on cash and cash equivalents .................       (261)      (29)      (495)
                                                                                         --------   -------   --------
Net increase (decrease) in cash and cash equivalents .................................        425    (5,934)     5,593
                                                                                         --------   -------   --------
Cash and cash equivalents at beginning of the year ...................................      6,282    12,216      6,623
                                                                                         --------   -------   --------
Cash and cash equivalents at the end of the year .....................................   $  6,707   $ 6,282   $ 12,216
                                                                                         --------   -------   --------
Supplemental disclosures of cash flow information:

Cash paid for interest ...............................................................   $    748   $ 1,208   $    497
Cash paid for taxes ..................................................................   $    136   $   415   $    173
Purchases of property, plant and equipment through capital lease obligations .........   $     --   $    91        649

          See accompanying notes to consolidated financial statements.

Supplemental Disclosure of Non-Cash Information:

The Company issued 425,000 shares of Class A common stock in August, 2005 in connection with the acquisition of Quickstream Software, Inc.

The Company issued 35,530 shares of Class A common stock valued at approximately $48,000 as payment of interest in lieu of cash for the year ended December 31, 2004.

                          EASYLINK SERVICES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005

(1) SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

(A) SUMMARY OF OPERATIONS

The Company offers a broad range of information exchange services to businesses and service providers, including Transaction Management Services consisting of integrated desktop messaging services and document capture and management services such as fax to database, fax to data and data conversion services; Transaction Delivery Services consisting of electronic data interchange or "EDI," and production messaging services utilizing e-mail, fax and telex; and through July 31, 2004, services that protect corporate e-mail systems such as virus protection, spam control and content filtering services (the MailWatch service line).

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

(B) LIQUIDITY, GOING CONCERN AND MANAGEMENT'S PLAN

For the years ended December 31, 2005 and 2004 reports from the Company's independent registered public accountants contained an explanatory paragraph stating that the Company had a working capital deficiency and an accumulated deficit among other factors that raised substantial doubt about its ability to continue as a going concern. During 2006 the Company completed an equity financing for $5.4 million and entered into a new $6.0 million credit facility with CAPCO that is subject to a maximum of 80% of certain accounts receivable of the Company but with no financial covenants. These financial developments along with the continuing implementation of cost reduction measures instituted by management have strengthened the Company's liquidity and financial position. Debt balances were reduced to $4.4 million at December 31, 2006 from $10.6 million at December 31, 2005 which will reduce future interest payments.
The Company does not expect to repay the total $4.4 million debt balance in 2007, but it is classified as a current liability in accordance with generally accepted accounting principles as the facility is subject to a credit review by CAPCO during 2007. In addition, the Company's working capital deficit decreased to $1.9 million as of December 31, 2006 in comparison to $9.5 million at December 31, 2005.

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

(D) USE OF ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. These estimates and assumptions primarily relate to the estimates of collectibility of accounts receivable, the realization of goodwill and other intangibles, and certain accrual estimates. Actual results could differ from those estimates.

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

(G) PROPERTY AND EQUIPMENT

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

(H) ACCOUNTING FOR IMPAIRMENT OF LONG-LIVED AND INTANGIBLE ASSETS

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

(I) GOODWILL AND INTANGIBLE ASSETS

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

(J) INCOME TAXES

Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in results of operations in the period that the tax change occurs. Valuation allowances are established to the extent it is anticipated that it is more likely than not that the deferred tax assets will not be realized.

(K) REVENUE RECOGNITION

The Company's business communication services include Transaction Management Services consisting of integrated desktop messaging services and document capture and management services such as fax to database, fax to data and data conversion; Transaction Delivery Services consisting of electronic data interchange or "EDI" and production messaging services utilizing e-mail, fax and telex; and, through July 31, 2004, services that help protect corporate e-mail systems such as virus protection, spam control and content filtering services (the MailWatch service line). The Company derives revenues from monthly fees and usage-based charges for all its services and from license fees for integrated desktop messaging. Revenues for services are recognized as performed. License revenue is recognized over the average estimated customer life of 3 years. The Company also derives revenues from set up or development fees which are recognized over the period of the contract beginning when the account is put in service.

During the twelve months ended December 31, 2006 the Company recorded revenue related to the sale, including training and support services of a license to the source code of its Quickstream software. The revenue related to this transaction has been recognized over the contractual customer support period of four months in accordance with the provisions of the AICPA Statement of Position (SOP) 97-2 (Software Revenue Recognition). The total revenue recognized amounted to $990,000.

Certain of the Company's services are subject to sales taxes in certain states and local jurisdictions. For those jurisdictions that the Company believes its services are subject to tax, it assesses the tax on its customers and remits amounts collected to the government entities. The tax charges are not reported in the Company's revenues.

(L) PRODUCT DEVELOPMENT COSTS

Product development costs consist primarily of personnel and consultants' time and expense to research, conceptualize, and test product launches and enhancements to each of the Company's services. Such costs are expensed as incurred.

(M) SALES AND MARKETING COSTS

The primary component of sales and marketing expenses are salaries and commissions for sales, marketing, and business development personnel. These expenses also include the cost of advertising and promoting the Company's services which are recorded as incurred and amounted to $799,000, $525,000 and $256,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

(N) FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash, cash equivalents, accounts receivable and loans and notes payable. At December 31, 2006 and 2005, the fair value of cash, cash equivalents and accounts receivable approximated their financial statement carrying amount because of the short-term maturity of these instruments. Loans and notes payable are subject to interest rate fluctuations based on movements in the prime rate. Accordingly, the recorded values of loans and notes payable approximate their fair values, as interest approximates market rates.

The Company holds cash and cash equivalents at several major financial institutions in amounts which often exceed FDIC insured limits. The Company also has $2.6 million in foreign bank accounts that are not insured. The Company has not experienced any losses due to such concentration of credit risk.

Credit is extended to customers based on the evaluation of their financial condition and collateral is not required. The Company performs ongoing credit assessments of its customers and maintains an allowance for doubtful accounts. No single customer exceeded 10% of either total revenues or accounts receivable in 2006, 2005, or 2004. Revenues from the Company's five largest customers amounted to $9.4 million, $9.8 million and $9.5 million aggregating to 13%, 11%, and 10% of the Company's total revenues in 2006, 2005, and 2004 respectively.

(O) STOCK-BASED COMPENSATION PLANS

In the first quarter of 2006, the Company adopted the provisions of, and accounts for stock-based compensation, in accordance with FASB Statement of Financial Accounting Standards No. 123-revised 2004 ("SFAS123R"), "Share-Based Payment" which replaces SFAS 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". Under the fair value recognition provisions of FAS123R, stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense on a straight line basis over the requisite service period, which is the vesting period. To minimize the expense to be recorded in 2006 and future periods, the Company accelerated the vesting of all employee options with an exercise price in excess of $4.60 per share in December, 2005. See Note 15 for further information regarding our stock-based compensation assumptions and expenses, including pro-forma disclosures for prior periods as if we had recorded stock-based compensation expense.

(P) BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

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

Diluted net loss per share is equal to basic loss per share for the year ended December 31, 2006 and 2005, since all common stock equivalents are anti-dilutive for this period. Diluted net income per common share for the year ended December 31, 2004 includes the effect of employee options to purchase 177,353 shares of common stock. Diluted net income (loss) per common share for the year ended December 31, 2004, does not include the effects of employee options to purchase 304,817 shares of common stock and 159,705 common stock warrants as their inclusion would be anti-dilutive.

(Q) COMPUTER SOFTWARE

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

The cost of computer software capitalized as of December 31, 2006 and 2005 amounted to $5.8 million and $5.9 million respectively and related depreciation expense amounted to $125,000, $485,000 and $741,000 for 2006, 2005 and 2004,
respectively.

(R) FOREIGN CURRENCY AND RECLASSIFICATION

The functional currencies of the Company's foreign subsidiaries are their respective local currencies. The financial statements are maintained in local currencies and are translated to United States dollars using period-end rates of exchange for assets and liabilities and average rates during the period for revenues, cost of revenues and expenses. Translation gains and losses are included in accumulated other comprehensive loss as a separate component of stockholders' equity (deficit). Gains and losses from foreign currency transactions are included in the consolidated statements of operations as part of general and administrative expenses and amounted to $(53,000), $(151,000), and $13,000 for the years ended December 31, 2006, 2005, and 2004, respectively. The amounts for 2005 and 2004, previously reported as part of other income (expense), have been reclassified to conform to the 2006 presentation.

(S) RECENT ACCOUNTING PRONOUNCEMENTS

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements". SAB No. 108 provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of assessing materiality. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company adopted SAB No. 108 in the fourth quarter of 2006 with no impact on its results of operations or financial condition.

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


(2) INCOME FROM DISCONTINUED OPERATIONS

The Company had previously provided a reserve of $928,000 for an unfavorable judgment received in 2003 related to its discontinued World.com operations. The reserve was reversed in 2006 after several favorable adjustments were received by the Company upon appeal. The reversal had no tax affect because the Company provided a full valuation allowance against the reserve when originally recorded. Although the other party has filed a motion with the appeals court to overturn the decision, management believes there is only a remote possibility that an unfavorable outcome to this matter will occur. See Note 19 Commitments and Contingencies - Legal Proceedings.

Other summarized financial information (In thousands) for the discontinued operations is as follows:

                                                BALANCE SHEET
                                                  DATA AS OF
                                                 DECEMBER 31,
                                                -------------
                                                 2006    2005
                                                 ----   -----
Cash.........................................     $--   $  17
Accrued expenses.............................      --     945
                                                  ---   -----
Net liabilities of discontinued operations...     $--   $(928)
                                                  ===   =====

(3) ACQUISITION OF QUICKSTREAM SOFTWARE, INC.

On August 1, 2005 the Company completed the acquisition of Quickstream Software, Inc., a software technology company, for a total purchase price of $699,000 which was comprised of approximately $342,000 in cash and 85,000 shares of the Company's Class A common stock valued at approximately $357,000. The purchase of Quickstream provided the Company with certain proprietary software that has been integrated into the Company's network to add new features for certain of the Company's services.

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

(4) SALE OF BUSINESSES/MAILWATCH SERVICE LINE

On July 31, 2004, the Company sold its MailWatch service line to Infocrossing, Inc. for total consideration of approximately $5.0 million, including $3.5 million in cash and 123,193 shares of Infocrossing's common stock valued at approximately $1.5 million. The sale resulted in a gain of $4.1 million before income taxes. At December 31, 2004 an unrealized gain related to the Infocrossing stock of $521,000 was included in the accumulated other comprehensive gain (loss) account in stockholders' equity. The Infocrossing stock was sold by the Company for $1.0 million in September, 2005 resulting in a loss of $469,000 that is reported as other income (expense) in the statement of operations.

In September 2005, the Company entered into two separate agreements for the sale of its fax businesses, including the customer bases and customer premise equipment, in Singapore and Malaysia. Consideration for the sales is based on future revenues and, net of future costs, for the Malaysia transaction. Because of the contingent nature of the proceeds, the Company will record these amounts as received. The Company has recorded a loss on the sales of approximately $250,000 in 2005 representing the net book value of the businesses at date of sales. Contingent proceeds received in 2006 and included in other income (expense) amounted to $121,000.

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

The former Chairman resigned as an employee of the Company and member of the Board of Directors on the same day as the original domain name sale was completed. Furthermore, he agreed to the conversion of all his 200,000 shares of 10 for 1 super-voting Class B common stock into 1 for 1 standard voting Class A common stock. As a result, there are no Class B shares outstanding as of December 31, 2006.

In August 2005, the Company entered into a new agreement to terminate its right to receive a share of the revenues and its option to purchase back the domain names for a total consideration of $2 million consisting of $700,000 in cash, a $1,130,000 non-interest bearing note and the cancellation of $170,000 in severance payments due to the former Chairman. The transaction resulted in a gain of $1,907,000 in 2005 after recording the note payable at its estimated fair value. As of December 31, 2006, the discounted outstanding balance on the note, amounting to $477,000, is included in prepaid expenses and other current assets.

(6) PROPERTY AND EQUIPMENT

Property and equipment, net of accumulated depreciation and amortization, are stated at cost or allocated fair value and are summarized as follows, in thousands:

                                                       DECEMBER 31,
                                                    -----------------
                                                      2006      2005
                                                    -------   -------
Computer equipment and software .................   $33,558   $43,082
Furniture and fixtures ..........................     1,338     1,577
Leasehold improvements ..........................     4,316     4,196
                                                    -------   -------
Subtotal ........................................    39,212    48,855
Less accumulated depreciation and amortization ..    29,509    38,603
                                                    -------   -------
Property and equipment, net .....................   $ 9,703   $10,252
                                                    =======   =======

Depreciation and amortization expense of property and equipment totaled $3.0 million, $3.4 million, and $5.3 million for the years ended December 31, 2006, 2005 and 2004, respectively.

(7) GOODWILL AND INTANGIBLE ASSETS

The Company completed its annual assessment of its goodwill and indefinite-lived intangible assets in the quarter ended December 31 for each of the years 2006, 2005 and 2004 with the assistance of an independent appraiser. The methodology used to determine the business enterprise valuation of the Company was the income approach, a discounted cash flow valuation method. The discount rate was determined by using a weighted average cost of capital analysis which was developed using a capital structure which reflects the representative historical mix of debt and equity of a group of guideline companies in this business. Assumptions for normal working capital levels and taxes were also incorporated in the analysis. The value of the trademark and developed technology was based on the income approach, relief-from-royalty method. This determines the value by quantifying the cost savings a company enjoys by owning, as opposed to licensing, the intangible asset. The value of the Company's customer base was also determined through an income approach.

For 2006 and 2004, the Company determined that there were impairments of its trademark of $550,000 and $750,000, respectively. The 2006 impairment was the result of lower anticipated revenues related to the Company's EasyLink trademark.

Included in the Company's balance sheet as of December 31, 2006 and 2005 are the following (in thousands):

                                              AS OF DECEMBER 31, 2006
                                        ----------------------------------
                                                      ACCUMULATED
                                        GROSS COST   AMORTIZATION     NET
                                        ----------   ------------   ------
Intangibles with indefinite lives:
Goodwill ............................    $152,606     $(146,393)    $6,213
                                         ========     =========     ======
Trademarks ..........................    $ 14,700     $ (10,400)    $4,300
                                         ========     =========     ======
Intangibles with finite lives:
Technology ..........................    $ 16,550     $ (16,550)    $   --
Customer list .......................      11,000       (10,286)       714
Software development and licenses ...       4,545        (4,491)        55
                                         --------     ---------     ------
                                         $ 32,095     $ (31,326)    $  769
                                         ========     =========     ======

                                              AS OF DECEMBER 31, 2005
                                        ----------------------------------
                                                      ACCUMULATED
                                        GROSS COST   AMORTIZATION     NET
                                        ----------   ------------   ------
Intangibles with indefinite lives:
Goodwill ............................    $152,606     $(146,393)   $6,213
                                         ========     =========    ======
Trademarks ..........................    $ 15,250     $ (10,400)   $4,850
                                         ========     =========    ======
Intangibles with finite lives:
Technology ..........................    $ 16,550     $ (16,234)   $  316
Customer list .......................      11,000       (10,114)      886
Software development and licenses ...       4,564        (4,352)      212
                                         --------     ---------    ------
                                         $ 32,114     $ (30,700)   $1,414
                                         ========     =========    ======

The Company's estimated amortization expense is $0.2 million per year during the four year period from 2007 through 2010. In accordance with Statement 142, the Company reassessed the useful lives of all other intangible assets. There were no changes to such lives and there are no expected residual values associated with these intangible assets. Customer lists are being amortized on a straight-line basis over ten years. Technology and software development and licenses are being amortized on a straight-line basis over their estimated useful lives from three to five years.

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

(9) SEPARATION AGREEMENT

In January 2005, the Company entered into a Separation Agreement with George Abi Zeid, its former President of the International division, wherein Mr. Abi Zeid resigned as an officer and director of the Company. Under the agreement, the Company agreed to pay Mr. Abi Zeid $240,000 as a severance payment on the effective date of his resignation and $1,960,000 in equal installments over three years in consideration of the non-compete and other covenants contained in the agreement. In connection with the agreement, the Company also agreed to pay $200,000 of severance payments to two other former employees of the Company. As of December 31, 2006 $609,000 related to the agreement is included in accrued expenses and $79,000 is included in other long term liabilities.

(10) ACCRUED EXPENSES

Accrued expenses consist of the following, in thousands:

                                                                            DECEMBER 31,
                                                                         ------------------
                                                                           2006      2005
                                                                         -------   --------
Carrier charges ......................................................   $ 2,403   $  2,558
Payroll and related costs ............................................     2,269      1,611
Sales/Use/VAT taxes payable ..........................................       966      1,037
Federal, state and foreign income taxes payable ......................     1,391      1,665
Professional services, consulting fees and sales agents commissions ..     1,180      1,411
Separation agreement payable, current portion ........................       609        565
Other ................................................................     1,481      1,585
                                                                         -------   --------
Total ................................................................   $10,299   $ 10,432
                                                                         =======   ========

(11) LOANS AND NOTES PAYABLE

Loans and notes payable include the following, in thousands:

                                      DECEMBER 31,
                                    ----------------
                                     2006      2005
                                    ------   -------
Advances payable.................   $4,413   $   950
Term loan payable................       --     9,600
                                    ------   -------
Total loans and notes payable....   $4,413   $10,550
                                    ======   =======

Advances payable at December 31, 2006 represent the Company's outstanding balance under a new $6.0 million credit facility with CAPCO Financial Company, a division of Greater Bay Bank N.A. ("CAPCO") entered into in July 2006. The facility provides for advances, subject to a maximum of 80% of certain accounts receivable of the Company, that bear interest at the rate of 2% over the prime rate of Greater Bay Bank. The facility has an initial term of 24 months, but can be terminated by CAPCO after 12 months upon 90 days prior written notice if the Company should fail to meet CAPCO's then existing underwriting credit criteria. All assets of the Company in the United States are pledged as collateral to CAPCO but there are no financial covenants under the facility. On July 27, 2006 the Company drew down an initial advance of $5.9 million and used the proceeds to pay off the then outstanding loan balance with Wells Fargo Foothill (a subsidiary of Wells Fargo Bank), along with other related fees and expenses. As of December 31, 2006 the interest rate on the outstanding advances was 10.25% and $135,000 was available under the facility for additional advances.

The Advances payable and Term loan payable as of December 31, 2005 were part of a $15 million credit facility with Wells Fargo Foothill, Inc. (a subsidiary of Wells Fargo Bank). The Term loan was payable monthly over 60 months with interest payable monthly at the rate of 3.75% over the Wells Fargo prime rate. As part of the original credit facility the Company could also draw down capital advances up to $7.5 million based on certain circumstances and within certain specified limitations. The credit facility included certain affirmative and restrictive covenants, including maintenance of quarterly levels of EBITDA. On February 27, 2006 the Company entered into an amendment to the credit agreement with Wells Fargo establishing revised cumulative monthly EBITDA covenants but eliminating the Company's ability to draw down any future advances and also requiring the Company to pay the outstanding Advances balance of $950,000. The amendment also required the Company to obtain at least $4.0 million in new subordinated debt or equity financing and to prepay $3.0 million of the term loan, both by May 1, 2006. The Company repaid the $950,000 in advances in February 2006. In April 2006, the Company completed an equity financing with certain existing shareholders and management for the sale of approximately 1.8 million shares of Class A common stock for $5.4 million and made the required $3 million prepayment on the term loan. However, since the Company's ability to meet the original and revised EBITDA covenants was uncertain as of December 31, 2005, the total outstanding obligations under the credit agreement were included in current liabilities in the consolidated balance sheet as of that date.

The Company entered into the Wells Fargo facility agreement on December 16, 2004 and used the proceeds from the Term Loan to repay all of its then outstanding debt. As a result of the debt repayment, $984,000 of previously capitalized interest on certain restructured debt was reversed and recognized as a gain on debt restructurings and settlements. The capitalized interest had been recorded in 2001 at the time of previous debt restructuring in accordance with SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings".

(12) LEASES

In addition to capital leases, the Company leases facilities and certain equipment under agreements accounted for as operating leases. These leases generally require the Company to pay all executory costs such as maintenance and insurance. The lease for the Company's United States headquarters, laboratory and network center includes rent escalations amounting to $362,000 per annum as of July 1, 2006 and $67,000 per annum as of July 1, 2008. The escalations have been accounted for on a straight-line basis over the entire term of the lease which commenced on March 1, 2003 and terminates June 30, 2013. Rent expense for operating leases for the years ending December 31, 2006, 2005 and 2004 was approximately $3.8 million, $3.8 million, and $3.6 million, respectively.

At December 31, 2006 and 2005, the Company had $598,000 in gross amount of fixed assets and $391,000 and $224,000, respectively, of related accumulated amortization under capital leases. Future minimum lease payments under the remaining capital leases and non-cancellable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2006 are as follows, in thousands:

                                                                     YEAR ENDING
                                                                     DECEMBER 31,
                                                                 -------------------
                                                                 CAPITAL   OPERATING
                                                                  LEASES     LEASES
                                                                 -------   ---------
2007..........................................................     $25      $ 2,752
2008..........................................................      19        2,416
2009..........................................................      21        2,250
2010..........................................................       2        2,158
2011..........................................................      --        2,021
2012 and later................................................      --        2,265
                                                                   ---      -------
Total minimum lease payments..................................     $67      $13,862
                                                                   ===      =======
Less current portion of obligations under capital leases......      25
                                                                   ---
Obligations under capital leases, excluding current portion...     $42
                                                                   ===

(13) RELATED PARTY TRANSACTIONS

In April 2006, in connection with the private placement of 1.8 million shares of the Company's Class A common stock, Federal Partners purchased approximately 824,000 shares at a purchase price of $3.00 per share or $2.5 million in the aggregate. Stephen Duff, a director of the Company since April 2006, is Chief Investment Officer of The Clark Estates, Inc. Mr. Duff is also both a limited partner and the Treasurer of the general partner of Federal Partners, L.P. As a result of the transaction, Federal Partners and accounts for which The Clark Estates, Inc. provides management and administrative services, raised their beneficial holdings to approximately 9.5 million shares or 17.5% of the Company's outstanding Class A common stock.

(14) CAPITAL STOCK

In August 2006, the Company implemented a 1 for 5 reverse stock split of all issued and outstanding Class A common stock which has been reflected in the financial statements for all periods presented.

COMMON STOCK

VOTING RIGHTS

Each share of Class A common stock has one vote per share. Prior to the conversion into Class A common stock in December 2004, 200,000 shares of Class B common stock, which were owned by the Chairman, had ten votes per share.

PRIVATE PLACEMENT OF COMMON STOCK

In April 2006, the Company completed an equity financing with certain existing share holders and management for the sale of approximately 1.8 million shares of Class A common stock valued at approximately $5.4 million.

UNDESIGNATED PREFERRED SHARES

The Company is authorized, without further stockholder approval, to issue authorized but unissued shares of preferred stock in one or more classes or series. At December 31, 2006 and 2005, 60,000,000 authorized shares of undesignated preferred stock were available for creation and issuance in this manner.

(15) STOCK BASED COMPENSATION

The Company has adopted several stock option plans and assumed the plans of entities it had acquired in prior periods. In June 2005, the Company adopted the 2005 stock and incentive plan (the "2005 Plan") which provides for the granting of stock options and other stock based awards. In 2006, the 2005 Plan was amended to increase shares available for grant from 200,000 to 600,000. Under the Company's stock based plans a total of 1,615,000 shares were originally reserved for awards, of which 588,362 shares are available for future awards as of December 31, 2006. Options granted under the plans have exercise prices equal to fair market value of the Company's stock at the time of grant and generally expire within 7 to 10 years. The Company issues shares of its authorized but previously unissued Class A common stock upon the exercise of any options or issuance of shares under other awards.

Compensation expense was recorded for the Company's stock option plans in accordance with the modified prospective method as per SFAS 123(R) and amounted to approximately $148,000 for the year ended December 31, 2006. During 2006, the Company issued 129,577 shares of restricted stock that vest over a four year period to certain executive employees. Awards for 4,725 shares were forfeited during 2006 resulting in awards for 124,852 shares being outstanding as of December 31, 2006. The weighted average grant date fair value for all the shares was $4.09. Compensation expense for these awards amounted to $30,000 for the year ended December 31, 2006. All amounts specified as compensation expense are net of the related tax effect, which amounted to zero as the Company records a full valuation allowance against its U.S. net deferred tax assets. There was approximately $804,000 of total unrecognized compensation cost related to nonvested options and awards as of December 31, 2006 that will be recognized over the next four years. The expense is amortized on a straight line basis over the vesting period.

The fair value of option grants made in the twelve months ended December 31, 2006, amounting to approximately $112,000, are estimated as of the date of grant using the Black Scholes method option-pricing model with the following assumptions: dividend yield of 0%, average risk-free interest rate of 4.6 - 5.2%, expected life of 4.6 - 6.1 years and volatility of 91 - 104%.

A summary of the Company's stock option activity and weighted average exercise prices is as follows:

                                                         FOR THE YEAR ENDED DECEMBER 31,
                                   --------------------------------------------------------------------------
                                              2006                       2005                    2004
                                   --------------------------   ---------------------   ---------------------

                                                  WEIGHTED                    WEIGHTED                WEIGHTED
                                                   AVERAGE                     AVERAGE                 AVERAGE
                                                  EXERCISE                    EXERCISE                EXERCISE
                                     OPTIONS        PRICE          OPTION       PRICE      OPTION       PRICE
                                   ----------   ------------    -----------   --------   ----------   --------
Options outstanding at
   beginning of period .........    1,030,427       $17.10       1,018,453    $19.00       976,396    $20.00
Options granted ................       40,000       $ 3.54         191,400    $ 4.80        88,200    $ 6.85
Options canceled or expired ....     (100,004)      $13.75        (150,213)   $19.60       (37,283)   $19.60
Options exercised ..............       (1,000)      $ 2.65         (29,212)   $ 3.65        (8,860)   $ 3.75
                                   ----------       ------      ----------    ------    ----------    ------
Options outstanding at
   end of period ...............      969,423       $14.05       1,030,427    $17.10     1,018,453    $19.00
                                   ==========       ======      ==========    ======    ==========    ======
Options exercisable at period
   End .........................      869,485                      904,705                 663,746
                                   ==========                   ==========              ==========
Weighted average fair value
   of options granted during
   The period ..................   $     2.79                   $     4.00              $     4.50
                                   ==========                   ==========              ==========

The following table summarizes information about stock options outstanding and exercisable at December 31, 2006:

                                      Options Outstanding                        Options Exercisable
                     -------------------------------------------------   ------------------------------
   ACTUAL RANGE         NUMBER     WEIGHTED-AVERAGE                         NUMBER
OF EXERCISE PRICES   OUTSTANDING      REMAINING       WEIGHTED-AVERAGE   EXERCISABLE   WEIGHTED-AVERAGE
  150% INCREMENT     AT 12/31/06   CONTRACTUAL LIFE    EXERCISE PRICE    AT 12/31/06    EXERCISE PRICE
------------------   -----------   ----------------   ----------------   -----------   ----------------
  $    2.65-3.95       121,755            6.9              $  3.08          77,130          $  2.81
  $    4.05-5.75       265,373            6.8              $  4.83         219,435          $  4.93
  $    6.15-8.75       381,610            6.7              $  6.38         372,235          $  6.37
  $   9.40-14.00       104,821            4.6              $ 10.77         104,821          $ 10.77
  $  15.00-21.00         7,939            4.3              $ 19.54           7,939          $ 19.54
  $  24.00-35.95         1,477            4.1              $ 29.36           1,477          $ 29.36
  $  37.50-54.70         3,393            0.5              $ 49.66           3,393          $ 49.66
  $  64.05-84.40        68,275            3.3              $ 74.18          68,275          $ 74.18
  $100.00-100.00         1,636            1.0              $100.00           1,636          $100.00
  $162.20-875.00        13,144            1.6              $213.60          13,144          $213.60
  --------------       -------            ---              -------         -------          -------
  $  2.65-875.00       969,423            6.1              $ 14.05         869,485          $ 15.18

The effect of adopting SFAS 123R on our income from operations, income before income taxes, net income and basic and diluted net income per share for 2006 was as follows:

                                                                        2006
                                                                      -------
($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Income from continuing operations, as reported.....................   $    29
Effect of adopting SFAS 123R ......................................       148
                                                                      -------
Proforma income from continuing operations.........................   $   177
                                                                      =======
Loss from continuing operations before income taxes, as reported      $(1,026)
Effect of adopting SFAS 123R ......................................       148
                                                                      -------
Proforma loss from continuing operations before income taxes.......   $  (878)
                                                                      =======
Net loss, as reported .............................................   $   (67)
Effect of adopting SFAS 123R ......................................       148
                                                                      -------
Proforma net income................................................   $    81
                                                                      =======
Basic and diluted net loss, as reported............................   $ (0.01)
Effect of adopting SFAS 123R ......................................      0.01
                                                                      -------
Proforma basic net income (loss) per share.........................   $  0.00
                                                                      =======

The Company had previously adopted the disclosure provisions of SFAS No. 148 as of December 31, 2002 and applied the measurement provisions of APB 25 through December 31, 2005. Under APB Opinion No. 25, compensation expense is recognized based upon the difference, if any, at the measurement date between the market value of the stock and the option exercise price and amortized on a straight-line basis over the vesting period. The measurement date is the date at which both the number of options and the exercise price for each option are known. The following table illustrates the effect on net income (loss) and net income (loss) per share for the years ended December 31, 2005 and 2004 if the fair value recognition provisions of SFAS No. 123 had been applied to stock-based employee compensation.

                                                              2005      2004
                                                            -------   -------
($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income (loss):
Net income (loss), as reported...........................   $(1,085)  $ 7,690
Deduct total stock based employee compensation expense
   determined under the fair value method for all awards,
   net of tax............................................    (1,732)   (2,769)
                                                            -------   -------
Proforma net income (loss)...............................   $(2,817)  $ 4,921
                                                            =======   =======
Basic net income (loss) per share:
Net income (loss), as reported...........................   $ (0.12)  $  0.87
Deduct total stock based employee compensation
   expense determined under the fair value method for
   all awards, net of tax................................   $ (0.19)  $ (0.31)
                                                            -------   -------
Proforma basic net income (loss) per share...............   $ (0.31)  $  0.56
                                                            =======   =======
Diluted net income (loss) per share:
Net income (loss), as reported...........................   $ (0.12)  $  0.86
Deduct total stock based employee compensation
   Expense determined under the fair value method for
   All awards, net of tax................................   $ (0.19)  $ (0.31)
                                                            -------   -------
Proforma diluted net income (loss).......................   $ (0.31)  $  0.55
                                                            =======   =======

In December, 2005 the Company accelerated the vesting of all current employee options with an exercise price in excess of $4.60 per share to avoid the recording of this expense in 2007 and future periods when the Company adopted FAS 123R. This action resulted in a $1,038,000 increase in the stock based compensation and proforma loss for 2005 as reflected above.

The fair value of each option grant is estimated on the date of grant using the Black Scholes method option-pricing model with the following assumptions used for grants made in 2005: dividend yield of zero percent (0%), average risk-free interest rate of 3.9%, expected life of 5 years and volatility of 119%, 2004: dividend yield of zero percent (0%), average risk-free interest rate of 3.4%, expected life of 5 years and volatility of 119%.

(16) EMPLOYEE STOCK AND SAVINGS PLANS

EMPLOYEE STOCK PURCHASE PLAN

On June 20, 2006, the stockholders of the Company approved the EasyLink Services Corporation Employee Stock Purchase Plan (the "ESPP"). The purpose of the ESPP is to provide an incentive to a broad-based group of the Company's employees to acquire a proprietary interest in the Company, to continue their positions with the Company and to increase their efforts on the Company's behalf. An aggregate of 400,000 shares of Class A common stock has been reserved for issuance under the ESPP. The Company has not yet implemented the ESPP and, accordingly, no shares of stock had been sold thereunder as of December 31, 2006.

401 (K) PLAN

On January 3, 2000, the Company established a 401(k) Plan ("the plan") for its U.S. employees. Subject to Internal Revenue Code limitations, participants may contribute from 1% to 15% of pay each pay period on a before tax basis, subject to statutory limits. Such contributions are fully and immediately vested. The Company will match 50% of the first 6% of an employee's contribution with shares of Class A common stock. Vesting of the Company's matching contributions begins at 20% after the first anniversary of date of hire or plan commencement date, whichever is later, increasing by 20% each year thereafter through the fifth year until full vesting occurs. The Company's matching contributions of 125,400, 99,923 and 54,626 shares of Class A common stock, for the years ended December 31, 2006, 2005 and 2004, respectively resulted in compensation expense of $425,000, $475,000, and $400,000, respectively.

UNITED KINGDOM PENSION PLANS

The Company has two pension plans in the United Kingdom. Participants must contribute a minimum of 2.5% of pay each period on a before tax basis, subject to statutory limits. Such contributions are fully and immediately vested. The Company will contribute 9.5% to 10.5% of a participant's pay. Vesting of the Company's contribution is immediate. The Company's contributions for the years ended December 31, 2006, 2005 and 2004 amounted to approximately $295,000, $295,000 and $344,000, respectively.

(17) RESTRUCTURING CHARGES

The Company's restructuring activities relate to costs for future lease commitments, net of estimated sublease rentals. In December 2006 the Company closed its Glen Head, NY facility and migrated the network operations previously conducted there to its new data center in Piscataway, NJ. Accordingly, the Company recorded a restructuring reserve and general and administrative expense of $206,000 for the lease commitment for the facility net of an estimated amount for the possible sublease of the premises. In 2004, based upon revised estimates of previously recorded lease abandonment costs, largely due to a negotiated settlement of liability on one lease, $350,000 of restructuring charges were reversed.

The following sets forth the activity in the Company's restructuring reserve (in thousands):

                                FOR THE YEAR ENDED DECEMBER 31, 2006
                           ----------------------------------------------
                                         CURRENT
                                          YEAR        CURRENT
                           BEGINNING    PROVISION       YEAR       ENDING
                            BALANCE    (REVERSAL)   UTILIZATION   BALANCE
                           ---------   ----------   -----------   -------
Lease abandonments......      $172        $206         $(172)       $206
                              ====        ====         =====        ====

                                FOR THE YEAR ENDED DECEMBER 31, 2005
                           ----------------------------------------------
                                         CURRENT
                                          YEAR        CURRENT
                           BEGINNING    PROVISION       YEAR       ENDING
                            BALANCE    (REVERSAL)   UTILIZATION   BALANCE
                           ---------   ----------   -----------   -------
Lease abandonments......      $903         $--         $(731)       $172
                              ====         ===         =====        ====

                                FOR THE YEAR ENDED DECEMBER 31, 2004
                           ----------------------------------------------
                                         CURRENT
                                          YEAR        CURRENT
                           BEGINNING   PROVISION        YEAR       ENDING
                            BALANCE    (REVERSAL)   UTILIZATION   BALANCE
                           ---------   ----------   -----------   -------
Lease abandonments......     $2,747      $(350)       $(1,494)      $903
                             ======      =====        =======       ====

(18) INCOME TAXES

Income (loss) before provision (credit) for income taxes in 2006, 2005 and 2004 is comprised of the following (in thousands):

                             2006      2005      2004
                           -------   -------   -------
United States...........   $(5,108)  $(3,207)  $ 8,301
Foreign.................     4,082     1,772     1,789
                           -------   -------   -------
                           $(1,026)  $(1,435)  $10,090
                           =======   =======   =======

The provision (credit) for income taxes in 2006, 2005 and 2004 consist of the following (in thousands):

                            2006    2005    2004
                           -----   -----   ------
Current taxes:
Federal.................   $(930)  $(805)  $1,735
State...................      80      35      370
Foreign.................     986     420      295
                           -----   -----   ------
                             136    (350)   2,400
                           -----   -----   ------
Deferred Foreign taxes..    (167)    --        --
                           -----   -----   ------
                           $ (31)  $(350)  $2,400
                           =====   =====   ======

The difference between the statutory Federal income tax rate of 35% and the company's effective tax rate for the years ended December 31, 2006, 2005 and 2004 is principally due to the utilization of Federal, state and foreign net operating losses for which the Company had recorded a full valuation allowance, state income taxes, including minimum taxes, net of federal tax benefit and foreign taxes.

As of December 31, 2006 and 2005, the Company had approximately $22.3 million and $17.1 million of federal net operating loss carryforwards available to offset future taxable income. Such carryforwards expire through 2026. Additionally, the Company had $2.1 million and $1.9 million, respectively, of foreign net operating loss carryforwards at December 31, 2006 and 2005, which have no expiration date.

The effects of temporary differences and tax loss carryforwards that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2006 and 2005 are presented below, in thousands.

                                                          2006       2005
                                                        --------   --------
Deferred tax assets:
Net operating loss carryforwards.....................   $  9,486   $  8,294
Allowance for doubtful accounts......................        447        626
Depreciation and amortization........................      2,171      2,234
Accrued expenses and restructuring reserve not
   currently deductible for tax Purposes.............        812      1,109
                                                        --------   --------
                                                          12,916     12,263

Deferred tax liabilities:
Accrued refund of Federal excise taxes...............        (64)        --
                                                        --------   --------
                                                          12,852     12,263
Valuation allowance..................................    (12,685)   (12,263)
                                                        --------   --------
Net deferred tax assets and liabilities..............   $    167   $      0
                                                        ========   ========

Based upon the level of historical losses and after considering projections for future taxable income over the periods in which the deferred tax assets are expected to be deductible, the Company has recorded a valuation allowance against its United States and certain foreign net deferred tax assets, including the remaining net operating loss carryforwards, since it believes that it is not more likely that not that these assets will be realized. In 2006 the Company has not recorded a valuation allowance against its UK tax benefits that expected to be realized in 2007 and 2008, based on the profitable results of this subsidiary for the past two years and expected results for the next two years. The Company believes it is more likely than not that the tax benefits for those two years will be realized.

(19) COMMITMENTS AND CONTINGENCIES

MASTER CARRIER AGREEMENT

Under a Master Carrier Agreement the Company entered into with AT&T in July, 2005, the Company has a minimum purchase commitment of a variety of telecommunication services amounting to $5 million over the two year term of the agreement. As of December 31, 2006, the Company had purchased $4.8 million of the related services and expects to meet the remaining commitment during the first quarter of 2007.

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

In connection with the termination of an agreement to sell the portal operations of the Company's discontinued India.com business, the Company brought suit against a broker that it had engaged in connection with the proposed sale of the portal operations alleging, among other things, breach of contract and misrepresentation. The broker brought a counterclaim against the Company for a brokerage fee that would have been payable on the closing of the proposed sale. In 2003 the District Court entered a judgment in the amount of $928,000 against the Company. On June 20, 2005, the Court of Appeals reversed the District Court's ruling that the broker was a third party beneficiary of the terminated agreement and set aside the $928,000 of damages. The Court of Appeals, however, also determined that the District Court had not fully resolved the issue of whether the Company had breached the agreement to sell the portal operations for the express purpose of avoiding the broker's commission. Accordingly, the Court of Appeals remanded the case to the District Court for further consideration. In 2006 upon consideration of the issue remanded, the District Court issued a decision to enter judgment in the Company's favor. The broker filed a motion to amend that judgment and/or order a new trial. This appeal was denied by the court. The broker has filed another appeal to overturn the court's decision and the parties are awaiting the decision of the appeal.

OTHER

In 2005 the Company received a New York State sales tax assessment of $414,000 based upon an audit of one of its operating subsidiaries for 2001 through 2004. The Company disputes the finding of the audit and has been in the process of appealing the assessment since it was received. Most recently, on November 20, 2006, the Company submitted a Petition for Redetermination to the New York State Division of Tax Appeals. The Division of Taxation denied the appeal and the dispute will now be submitted to the New York State tax court for consideration. If the Company is not successful in its appeal of the assessment, the Company's estimated liability, including interest,penalties and 2005 and 2006 taxes, at December 31, 2006 would be approximately $500,000. The Company has provided what it believes to be the probable cost of $316,000 for this assessment as of December 31, 2006 in accordance with FAS No. 5 " Accounting for Contingencies".

(20) GEOGRAPHIC DISCLOSURE

                                                           GEOGRAPHIC INFORMATION
                                                            FOR THE YEARS ENDED
                                                        ---------------------------
                                                          2006      2005      2004
                                                        -------   -------   -------
United States:
Revenues.............................................   $52,164   $54,630   $67,973
Operating income (loss)..............................    (3,896)   (3,478)    7,378
Total assets.........................................    32,935    36,914    43,625
Long lived assets....................................    20,435    22,087    22,039

All other regions:
Revenues.............................................    21,861    24,029    23,867

Operating income (loss)..............................     3,925     1,285     1,721
Total assets.........................................     8,298     7,061     6,720
Long lived assets....................................       550       641       894

Significant country included in all other regions

United Kingdom:
Revenues.............................................    19,845    21,059    20,516
Operating income (loss)..............................     3,829     1,943     2,296
Total assets.........................................     7,193     5,688     5,544
Long lived assets....................................       482       588       568

Geographic data is classified based on the location of the Company's operation that provides selling and general account maintenance of the customer's accounts.

(21) RESTATEMENT OF 2004 FINANCIAL STATEMENTS

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

     The following schedules show the impact of the restatement on the relevant captions from the Company's consolidated statements of operations and cash flows for the year ended December 31, 2004.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2004

                                                                        ADJUSTMENTS
                                                       --------------------------------------------
                                                           AS
                                                       PREVIOUSLY
                                                        REPORTED     AMOUNT     NO.     AS RESTATED
                                                       ----------   -------   -------   -----------
TOTAL REVENUES .....................................    $91,840                           $91,840
Operating expenses:
Cost of revenues ...................................     36,725        (596)      1,6      36,129
                                                        -------     -------               -------
GROSS PROFIT .......................................     55,115         596                55,711
Sales and marketing ................................     18,715                            18,715
General and administrative .........................     23,794         (63)  2,3,4,6      23,731
Product development: ...............................      6,730                             6,730
Amortization of Intangibles ........................      2,066                             2,066
Restructuring Charge ...............................       (350)                             (350)
Impairment of intangible assets ....................        500         250         6         750
Gain on sale of buisnesses/MailWatch service line        (5,017)                           (5,017)
                                                        -------     -------               -------
                                                         46,438         187                46,625
INCOME FROM OPERATIONS .............................      8,677         409                 9,086
Interest income ....................................         70         177         6         247
Interest expense ...................................       (517)                             (517)
Other income (expense) .............................        288           2         6         290
Gain on settlement of debt .........................        984                               984
                                                        -------     -------               -------
Income before income taxes .........................      9,502         588                10,090
                                                        -------     -------               -------
Provision for income taxes .........................      1,900         500       5,6       2,400
                                                        -------     -------               -------
NET INCOME .........................................    $ 7,602     $    88               $ 7,690
                                                        =======     =======               =======
BASIC NET INCOME PER SHARE .........................    $  0.87     $  0.00               $  0.87
                                                        =======     =======               =======
DILUTED NET INCOME PER SHARE .......................    $  0.86     $  0.00               $  0.86
                                                        =======     =======               =======
COMPREHENSIVE INCOME ...............................    $ 7,802     $   (78)              $ 7,724
                                                        =======     =======               =======

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2004

                                                          ADJUSTMENTS
                                            ---------------------------------------
                                                AS
                                            PREVIOUSLY
                                             REPORTED    AMOUNT   NO.   AS RESTATED
                                            ----------   ------   ---   -----------
Net cash provided by operating
   activities of continuing operations...    $ 6,278      $(324)          $ 5,954
                                             =======      =====           =======
Net cash provided by investing
   Activities............................      1,530        406             1,936
                                             =======      =====           =======
Net cash used in financing
   Activities............................     (1,502)        --            (1,502)
                                             =======      =====           =======
Net increase in cash and cash
   Equivalents...........................      5,977        (84)            5,893
                                             =======      =====           =======

(22) VALUATION AND QUALIFYING ACCOUNTS

Additions and write-offs charged to the allowance for doubtful accounts are presented below, in thousands.

                                                         ADDITIONS
                                          BALANCE AT   (RECOVERIES)                  BALANCE
                                           BEGINNING    CHARGED TO    DEDUCTIONS/     AT END
                                            OF YEAR      EXPENSES      WRITE-OFFS   OF PERIOD
                                          ----------   ------------   -----------   ---------
For the year ended December 31, 2004...     $4,824        $ 450          $1,324       $3,950
For the year ended December 31, 2005...     $3,950        $  59          $1,679       $2,330
For the year ended December 31, 2006...     $2,330        $(164)         $  561       $1,605

The Company provides telex services to governmental telecommunications companies throughout the world and completes telex transactions for its customers on the networks of these companies. In prior years when telex service was in greater use, most of these transactions were settled on a net basis with receivables and payables balances remaining outstanding for prolonged periods of time. The Company recorded provisions for bad debts based on the age of its receivables. Recently many of these governmental companies have discontinued or curtailed their telex businesses and the Company has been successful in collecting receivables that had been provided for in the allowance for bad debts. In 2006 a total of $226,000 of the allowance for doubtful accounts was reversed as no longer needed for these receivables resulting in the net credit provision for doubtful accounts of $164,000 in the above schedule for the year.

(23) QUARTERLY FINANCIAL INFORMATION - UNAUDITED

Condensed Quarterly Consolidated Statements of Operations for 2006 and 2005 are as follows (in thousands, except per share data):

YEAR 2006

                                                                   FIRST     SECOND     THIRD     FOURTH
                                                                  QUARTER    QUARTER   QUARTER   QUARTER
                                                                  -------   --------   -------   -------
Revenues.......................................................   $18,461    $18,852   $18,689   $18,023
Cost of revenues...............................................     7,463      7,895     6,872     6,770
                                                                  -------    -------   -------   -------
Gross profit...................................................    10,998     10,957    11,817    11,253
                                                                  -------    -------   -------   -------
Operating expenses.............................................    11,428     10,905    11,441    11,222
                                                                  -------    -------   -------   -------
Income (loss) from operations..................................      (430)        52       376        31
Other income(expense), net.....................................      (295)       (65)     (523)     (172)
                                                                  -------    -------   -------   -------
Income (loss) before income taxes from continuing operations         (725)       (13)     (147)     (141)
Provision (credit) for income taxes............................      (349)        76       284       (42)
                                                                  -------    -------   -------   -------
Net income (loss) from continuing operations...................   $  (376)   $   (89)  $  (431)  $   (99)
Income from discontinued operations............................        --         --       928        --
                                                                  -------    -------   -------   -------
Net income (loss)..............................................   $  (376)   $   (89)  $   497   $   (99)
                                                                  =======    =======   =======   =======
Basic and diluted net income (loss) per share:
   Income (loss) from continuing operations....................   $ (0.04)   $ (0.01)  $ (0.04)  $ (0.01)
   Income from discontinued operations.........................        --         --      0.08        --
                                                                  -------    -------   -------   -------
   Net income (loss) per share.................................   $ (0.04)   $ (0.01)  $  0.04   $ (0.01)
                                                                  =======    =======   =======   =======

YEAR 2005

                                                                   FIRST     SECOND     THIRD     FOURTH
                                                                  QUARTER    QUARTER   QUARTER   QUARTER
                                                                  -------   --------   -------   -------
Revenues.......................................................   $20,378    $20,070   $19,701   $18,510
Cost of revenues...............................................     7,769      6,986     8,169     7,004
                                                                  -------    -------   -------   -------
Gross profit...................................................    12,609     13,084    11,532    11,506
                                                                  -------    -------   -------   -------
Operating expenses.............................................    15,258     11,654    12,401    11,449
                                                                  -------    -------   -------   -------

Income (loss) from operations..................................    (2,649)     1,430      (869)       57
Gain on Domain names repurchase
   agreement...................................................        --         --     1,907        --
Other income(expense), net.....................................      (277)      (374)     (759)      100
                                                                  -------    -------   -------   -------
Income (loss) before income taxes..............................    (2,926)     1,056       279       157
Provision (credit) for income taxes............................      (185)       290       (65)     (390)
                                                                  =======    =======   =======   =======
Net income (loss)..............................................   $(2,741)   $   766   $   344   $   547
                                                                  =======    =======   =======   =======
Basic and diluted net income (loss)per
   shares......................................................   $ (0.31)   $  0.09   $  0.04   $  0.06
                                                                  =======    =======   =======   =======

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

As required by Securities and Exchange Commission rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that as of December 31, 2006, the Company's disclosure controls and procedures were effective.

            PART III (ITEM 10, ITEM 11, ITEM 12, ITEM 13 AND ITEM 14)

The information required by Items 10 through 14 in this Part III is omitted pursuant to General Instruction G of Form 10-K. This information will be included in an amendment to this Form 10-K or in a definitive proxy statement pursuant to Regulation 14A, to be filed not later than 120 days after December 31, 2006.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

(1)  Consolidated Financial Statements: See Item 8.

(2) Financial Statement Schedules: All schedules normally required by Form 10-K are omitted since they are either not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

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

2.2+        Asset Purchase dated December 14, 2000 between AT&T Corp. and Swift
            Telecommunications, Inc. (Incorporated by reference to Exhibit 2.1 of EasyLink Services Corporation's Current Report on Form 8-K filed
            March 9, 2001)

3.1.1 Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 4.1 of Mail.com, Inc.'s Registration Statement on Form S-8 filed June 19, 2000)

3.1.2       Certificate of Amendment of Amended and Restated Certificate of
            Incorporation (Incorporated by reference to Exhibit 4.2 of Mail.com,
            Inc.'s Registration Statement on Form S-8 filed June 19, 2000)

3.1.3 Certificate of Ownership and Merger (Incorporated by reference to Exhibit 3.3 of EasyLink Services Corporation's Annual Report on Form
            10-K filed April 2, 2001)

3.1.4       Certificate of Amendment of Amended and Restated Certificate of
            Incorporation (Incorporated by reference to Exhibit 4.1 of EasyLink
            Services Corporation's Current Report on Form 8-K filed January 22,
            2002)

3.1.5       Certificate of Amendment to the Amended and Restated Certificate of
            Incorporation (Incorporated by reference to Exhibit 3.1 of EasyLink
            Services Corporation's Current Report on Form 8-K filed August 25,
            2006)

3.1.6       Certificate of Amendment of Amended and Restated Certificate of
            Incorporation, as amended, of EasyLink Services Corporation filed
            June 5, 2001

3.2         By-Laws (Incorporated by reference to Exhibit 10.3 of EasyLink
            Services Corporation's Current Report on Form 8-K filed April 5,
            2005)

4.1 Specimen Class A common stock certificate (Incorporated by reference to Exhibit 4.1 to EasyLink Services Corporation's Annual Report on
            Form 10-K filed April 1, 2002)

10.1        Thomas Murawski Employment Agreement:

10.1.1      Employment Agreement between EasyLink Services Corporation and
            Thomas Murawski dated February 1, 2002 (Incorporated by reference to
            Exhibit 10 to Amendment No. 1 to EasyLink Services Corporation's
            Registration Statement on Form S-3 filed February 20, 2002)

10.1.2 Amendment No. 1 dated as of August 8, 2003 to Employment Agreement between Thomas Murawski and the Company (Incorporated by reference to Exhibit 10.1 of EasyLink Services Corporation's Quarterly Report on Form 10-Q filed August 14, 2003)

10.1.3 Amendment No. 2 dated February 16, 2007 to Employment Agreement between Thomas Murawski and the Company (Incorporated by reference to Exhibit 10.1 of EasyLink Services Corporation's Current Report on
            Form 8-K filed February 16, 2007)

10.2        Gerald Gorman Agreements:

10.2.1+     Domain Portfolio Purchase Agreement made the 23rd day of December,
            2004, by and among Easylink Services Corporation; NJ Domains LLC;
            and Gerald Gorman (Incorporated by reference to Exhibit 10.1 to EasyLink Services Corporation's Current Report on Form 8-K filed
            December 28, 2004)

10.2.2 Guaranty of Domain Portfolio Purchase Agreement made and delivered the 23rd day of December, 2004, by Gerald Gorman in favor of EasyLink Services Corporation (Incorporated by reference to Exhibit
            10.2 to EasyLink Services Corporation's Current Report on Form 8-K filed December 28, 2004)

10.2.3      Release made and delivered the 23rd day of December, 2004 by Gerald
            Gorman in favor of EasyLink Services Corporation (Incorporated by reference to Exhibit 10.5 to EasyLink Services Corporation's Current
            Report on Form 8-K filed December 28, 2004)

10.2.4 Release made and delivered the 23rd day of December, 2004 by EasyLink Services Corporation in favor of Gerald Gorman
            (Incorporated by reference to Exhibit 10.6 to EasyLink Services
            Corporation's Current Report on Form 8-K filed December 28, 2004)

10.2.5+     Amendment No. 1 to Domain Portfolio Purchase Agreement dated August
            22, 2005 among EasyLink Services Corporation, NJ Domains LLC and
            Gerald Gorman (Incorporated by reference to Exhibit 10.1 to EasyLink
            Services Corporation's Current Report on Form 8-K filed August 26,
            2005)

10.2.6      Secured Promissory Note dated August 22, 2005 issued by NJ Domains
            LLC in favor of EasyLink Services Corporation (Incorporated by reference to Exhibit 10.2 to EasyLink Services Corporation's Current
            Report on Form 8-K filed August 26, 2005)

10.2.7      Security Agreement dated August 22, 2005 entered into by NJ Domains
            LLC in favor of EasyLink Services Corporation (Incorporated by reference to Exhibit 10.3 to EasyLink Services Corporation's Current
            Report on Form 8-K filed August 26, 2005)

10.2.8      Guaranty dated August 22, 2005 issued by Gerald Gorman in favor of
            EasyLink Services Corporation (Incorporated by reference to Exhibit
            10.4 to EasyLink Services Corporation's Current Report on Form 8-K filed August 26, 2005)

10.3.1      Separation Agreement between EasyLink Services Corporation and
            George Abi Zeid dated January 28, 2005 (Incorporated by reference to
            Exhibit 10.6 to EasyLink Services Corporation's Current Report on
            Form 8-K filed January 28, 2005)

10.3.2 Reaffirmation Agreement made as of July 23, 2004, by and among EasyLink Services Corporation (f/k/a Mail.com, Inc.), a Delaware corporation, Swift Telecommunications, Inc., a Delaware corporation, and George Abi Zeid (Incorporated by reference to Exhibit 10.1 to
            EasyLink Services Corporation's Quarterly Report on Form 10-Q filed
            August 16, 2004)

10.4        Employment Agreement between EasyLink Services Corporation and
            Michael A. Doyle dated March 22, 2004 (Incorporated by reference to
            Exhibit 10.5 to EasyLink Services Corporation's Annual Report on
            Form 10-K filed March 30, 2004)

10.5        Employment Agreement between EasyLink Services Corporation and Gary
            MacPhee dated August 28, 2002 (Incorporated by reference to Exhibit
            10.5 to EasyLink Services Corporation's Annual Report on Form 10-K filed March 31, 2006)

10.6        Employment Agreement between EasyLink Services Corporation and Rick
            Gooding dated March 26, 2001 (Incorporated by reference to Exhibit
            10.6 to EasyLink Services Corporation's Annual Report on Form 10-K filed March 31, 2006)

10.7        2006 Executive Incentive Plan (Incorporated by reference to Exhibit
            10.1 of EasyLink Services Corporation's Current Report on Form 8-K filed April 28, 2006)

10.8        Stock Plans:

10.8.1      EasyLink Services Corporation 2005 Stock and Incentive Plan
            (Incorporated by reference to Appendix A to EasyLink Services
            Corporation's Definitive Proxy Statement on Schedule 14A filed May
            16, 2005)

10.8.2 EasyLink Services Corporation 2003 Stock Option Plan (Incorporated by reference to Appendix A to Definitive Proxy Statement of EasyLink
            Services Corporation filed July 1, 2003)

10.8.3 EasyLink Services Corporation 2002 Stock Option Plan (Incorporated by reference to Appendix A to Definitive Proxy Statement of EasyLink
            Services Corporation filed April 23, 2002)

10.8.4 EasyLink Services Corporation 2001 Stock Option Plan (Incorporated by reference to Appendix B to Definitive Proxy Statement of EasyLink
            Services Corporation filed April 27, 2001)

10.8.5      Mail.com, Inc. 2000 Stock Option Plan (Incorporated by reference to
            Exhibit 10.1 of Mail.com, Inc.'s Registration Statement on Form S-8
            filed June 19, 2000)

10.8.6 Mail.com, Inc. Supplemental 2000 Stock Option Plan (Incorporated by reference to Exhibit 10.3 of Mail.com, Inc.'s Registration Statement on Form S-8 filed June 19, 2000)

10.8.7      1999 Employee Stock Option Plan (Incorporated by reference to
            Exhibit 10.16 to Amendment No. 1 to Form S-1 Registration Statement filed May 4, 1999)

10.8.8 Mail.com, Inc. Supplemental 1999 Stock Option Plan (Incorporated by reference to Exhibit 10.2 of Mail.com, Inc.'s Registration Statement on Form S-8 filed June 19, 2000)

10.8.9      1998 Employee Stock Option Plan (Incorporated by reference to
            Exhibit 10.15 to Amendment No. 1 to Form S-1 Registration Statement filed May 4, 1999)

10.8.10     1997 Employee Stock Option Plan (Incorporated by reference to
            Exhibit 10.14 to Amendment No. 1 to Form S-1 Registration Statement filed May 4, 1999)

10.8.11     1996 Employee Stock Option Plan (Incorporated by reference to
            Exhibit 10.13 to Amendment No. 1 to Form S-1 Registration Statement filed May 4, 1999)

10.8.12 Mail.com, Inc. Allegro Group Stock Option Plan (Incorporated by reference to Exhibit 10.iii(A)(1) of Mail.com, Inc.'s Quarterly
            Report on Form 10-Q filed November 15, 1999)

10.8.13     Mail.com, Inc. TCOM Stock Option Plan (Incorporated by reference to
            Exhibit 10.iii(A)(2) of Mail.com, Inc.'s Quarterly Report on Form
            10-Q filed November 15, 1999)

10.8.14     1990 Stock Option Plan (Incorporated by reference to Exhibit 10.3 to
            NetMoves Corporation's Registration Statement on Form S-1,
            Registration No. 333-09613 ("NetMoves Registration Statement"))

10.8.15     1996 Stock Option/Stock Issuance Plan (Incorporated by reference to
            Exhibit 10.4 to NetMoves Registration Statement)

10.8.16 Description of Stock Option Issued to Thomas Murawski (Incorporated by reference to Form of Notice To Record Shareholders of Mail.com,
            Inc. contained in Exhibit 99.1 of Mail.com, Inc.'s Current Report on
            Form 8-K filed January 17, 2001)

10.9        Stock Option Agreements:

10.9.1 Form of Stock Option Agreement for options granted under the Company's stock option plans (version providing 6 month period to exercise following termination for reasons other than cause or performance) (Incorporated by reference to Exhibit 10.30.1 of EasyLink Services Corporation's Annual Report on Form 10-K filed
            April 12, 2005)

10.9.2 Form of Stock Option Agreement for options granted under the Company's stock option plans (version providing 12 month period to exercise following termination for reasons other than cause or performance) (Incorporated by reference to Exhibit 10.30.2 of EasyLink Services Corporation's Annual Report on Form 10-K filed
            April 12, 2005)

10.9.3 Form of Stock Option Agreement for options granted under the Company's stock option plans (version providing 18 month period to exercise following termination for reasons other than cause or performance) (Incorporated by reference to Exhibit 10.30.3 of EasyLink Services Corporation's Annual Report on Form 10-K filed
            April 12, 2005)

10.9.4 Form of Stock Option Agreement for options granted under the Company's stock option plans (version providing 24 month period to exercise following termination for reasons other than cause or performance) (Incorporated by reference to Exhibit 10.30.4 of EasyLink Services Corporation's Annual Report on Form 10-K filed
            April 12, 2005)

10.9.5 Form of Stock Option Agreement for options granted under the Company's stock option plans (version providing 60 day period to exercise following termination for reasons other than cause or performance) (Incorporated by reference to Exhibit 10.30.5 of EasyLink Services Corporation's Annual Report on Form 10-K filed
            April 12, 2005)

10.9.6      Stock Option Agreement between Mail.com and Gerald Gorman dated
            December 31, 1996 (Incorporated by reference to Exhibit 10.10 to
            Amendment No. 1 to Form S-1 Registration Statement filed May 4,
            1999)

10.9.7      Stock Option Agreement between Mail.com. and Gerald Gorman dated
            June 1, 1996 (Incorporated by reference to Exhibit 10.11 to
            Amendment No. 1 to Form S-1 Registration Statement filed May 4,
            1999)

10.10       Form of Indemnification Agreement for Directors and Officers
            (Incorporated by reference to Exhibit 10.1 of EasyLink Services
            Corporation's Quarterly Report on Form 10-Q filed May 15, 2003)

10.11       Lease Agreement between EasyLink Services Corporation and BT
            Piscataway, LLC dated July 23, 2003 relating to leased premises at the Company's headquarters located at 33 Knightsbridge Road, Piscataway, New Jersey (Incorporated by reference to Exhibit 10.33 to EasyLink Services Corporation's Annual Report on Form 10-K filed
            March 30, 2004)

10.12       Designation Letter dated January 8, 2001 from Mail.com, Inc. to
            Federal Partners, L.P. (Incorporated by reference to Exhibit 99.4 of
            Mail.com, Inc.'s Current Report on Form 8-K filed January 10, 2001)

10.13 Registration Rights Agreement dated as of March 13, 2001, by and between Mail.com, Inc. and the investor listed therein (Incorporated by reference to Exhibit 99.4 of Mail.com, Inc.'s Current Report on
            Form 8-K filed March 26, 2001)

10.14       AT&T Corp. Telecommunications Services Agreements:

10.14.1     Amended and Restated Master Carrier Agreement between EasyLink
            Services Corporation and AT&T Corp. entered into on July 21, 2005
            (Incorporated by reference to Exhibit 99.1 to EasyLink Services
            Corporation's Current Report on Form 8-K/A filed August 10, 2005)

10.14.2     MCA Supplemental Terms & Conditions (Incorporated by reference to
            MCA Supplemental Terms & Conditions attached to Master Carrier
            Agreement dated January 31, 2001 between AT&T Corp. and Swift
            Telecommunications, Inc. contained in Exhibit 2.3 to EasyLink
            Services Corporation's Current Report on Form 8-K filed March 9,
            2001)

10.14.3     AT&T Network Connection Platform Service Description Attachment
            (Incorporated by reference to Exhibit 99.2 to EasyLink Services
            Corporation's Current Report on Form 8-K/A filed August 10, 2005)

10.14.4**   AT&T Network Connection Service Terms and Pricing Attachments
            entered into on July 21, 2005** (Incorporated by reference to
            Exhibit 99.3 to EasyLink Services Corporation's Current Report on
            Form 8-K/A filed August 10, 2005)

10.14.5*    AT&T MEGACOM Service & AT&T MEGACOM 800 Service Terms and Pricing
            Attachment* (Incorporated by reference to Exhibit 10.48.4 to EasyLink Services Corporation's Annual Report on Form 10-K filed
            March 30, 2004)

10.14.6**   AT&T Service Provider Markets - Service Order Attachment; AT&T
            Internet Transport Services entered into on July 21, 2005**
            (Incorporated by reference to Exhibit 99.4 to EasyLink Services
            Corporation's Current Report on Form 8-K/A filed August 10, 2005)

10.14.7**   AT&T UNIPLAN Service Terms and Pricing Attachment entered into on
            July 21, 2005** (Incorporated by reference to Exhibit 99.5 to
            EasyLink Services Corporation's Current Report on Form 8-K/A filed
            August 10, 2005)

10.14.8*    AT&T Asynchronous Transfer Mode Service Order Attachment to MCA *
            (Incorporated by reference to Exhibit 10.2 to EasyLink Services
            Corporation Quarterly Report on Form 10-Q filed May 14, 2004)

10.14.9**   AT&T Data Service Terms and Pricing Attachment entered into on July
            21, 2005** (Incorporated by reference to Exhibit 99.6 to EasyLink
            Services Corporation's Current Report on Form 8-K/A filed August 10,
            2005)

10.14.10    Amendment to Intellectual Property Agreement between AT&T Corp. and
            EasyLink Services Corporation entered into on July 21, 2005
            (Incorporated by reference to Exhibit 99.7 to EasyLink Services
            Corporation's Current Report on Form 8-K/A filed August 10, 2005)

10.15       Warrants:

10.15.1 Warrant dated November 27, 2001 issued to GATX Financial Corporation to purchase 251,000 shares of Class A common stock at an exercise price of $6.10 per share (after giving effect to January 2002 reverse stock split) (Incorporated by reference to Exhibit 10.49 to EasyLink Services Corporation's Annual Report on Form 10-K filed
            March 30, 2004)

10.15.2 Warrant dated November 27, 2001 issued to GATX Financial Corporation to purchase 11,500 shares of Class A common stock at an exercise price of $6.10 per share (after giving effect to January 2002 reverse stock split) (Incorporated by reference to Exhibit 10.50 to EasyLink Services Corporation's Annual Report on Form 10-K filed
            March 30, 2004)

10.15.3     Warrant dated November 27, 2001 issued to CitiCapital Commercial
            Leasing Corporation to purchase 48,611 shares of Class A common stock at an exercise price of $6.10 per share (after giving effect to January 2002 reverse stock split) (Incorporated by reference to
            Exhibit 10.51 to EasyLink Services Corporation's Annual Report on
            Form 10-K filed March 30, 2004)

10.15.4     Warrant dated November 27, 2001 issued to Forsythe/McArthur
            Associates, Inc. to purchase 64,351 shares of Class A common stock at an exercise price of $6.10 per share (after giving effect to January 2002 reverse stock split) (Incorporated by reference to
            Exhibit 10.52 to EasyLink Services Corporation's Annual Report on
            Form 10-K filed March 30, 2004)

10.15.6     Warrant dated November 27, 2001 issued to Pentech Financial
            Services, Inc. to purchase 51,860 shares of Class A common stock at an exercise price of $6.10 per share (after giving effect to January
            2002 reverse stock split) (Incorporated by reference to Exhibit
            10.53 to EasyLink Services Corporation's Annual Report on Form 10-K filed March 30, 2004)

10.15.7     Warrant dated November 27, 2001 issued to Phoenix Leasing
            Incorporated to purchase 34,289 shares of Class A common stock at an exercise price of $6.10 per share (after giving effect to January
            2002 reverse stock split) (Incorporated by reference to Exhibit
            10.54 to EasyLink Services Corporation's Annual Report on Form 10-K filed March 30, 2004)

10.15.8     Warrant dated November 27, 2001 issued to George Abi Zeid to purchase 268,297 shares of Class A common stock at an exercise price of $6.10 per share (after giving effect to January 2002 reverse stock split) (Incorporated by reference to Exhibit 10.55 to EasyLink
            Services Corporation's Annual Report on Form 10-K filed March 30,
            2004)

10.15.9 Warrant dated November 27, 2001 issued to Fleet Business Credit, LLC to purchase 663,172 shares of Class A common stock at an exercise price of $6.10 per share (after giving effect to January 2002 reverse stock split) (Incorporated by reference to Exhibit 10.56 to EasyLink Services Corporation's Annual Report on Form 10-K filed
            March 30, 2004)

10.16       Deferred Stock Unit Agreement (Incorporated by reference to Exhibit
            10.1 of EasyLink Services Corporation's Current Report on Form 8-K filed August 7, 2006)

10.17 Restricted Unit Agreement (Incorporated by reference to Exhibit 10.2 of EasyLink Services Corporation's Current Report on Form 8-K filed
            August 7, 2006)

10.18       Restricted Stock Agreement (Incorporated by reference to Exhibit
            10.3 of EasyLink Services Corporation's Current Report on Form 8-K filed August 7, 2006)

10.19+      Common Stock Purchase Agreement dated as of April 13, 2006 between
            EasyLink Services Corporation and the investors named therein
            (Incorporated by reference to Exhibit 10.1 of EasyLink Services
            Corporation's Quarterly Report on Form 10-Q filed May 15, 2006)

10.20       Registration Rights Agreement dated as of April 13, 2006 between
            EasyLink Services Corporation and the investors named therein
            (Incorporated by reference to Exhibit 10.2 of EasyLink Services
            Corporation's Quarterly Report on Form 10-Q filed May 15, 2006)

10.21 Contract of Sale and Security Agreement dated for purposes of reference July 20, 2006 between EasyLink Services Corporation,
            EasyLink Services USA, Inc. and CAPCO Financial Company, a division of Greater Bay Bank N.A. (Incorporated by reference to Exhibit 10.1 of EasyLink Services Corporation's Current Report on Form 8-K filed
            August 2, 2006)

10.22 Form of Executive Severance agreement entered into on June 22, 2006 with certain members of management (Incorporated by reference to Exhibit 10.3 of EasyLink Services Corporation's Current Report on
            Form 8-K filed June 22, 2006)

21          Subsidiaries of EasyLink Services Corporation

23          Consents:

23.1        Consent of KPMG LLP

23.2        Consent of Grant Thornton LLP

31          Certifications

31.1        Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2        Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1        Certification of Principal Executive Officer pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2        Certification of Principal Financial Officer pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*           Confidential treatment granted.

**          Confidential treatment requested

+ Disclosure schedules and other attachments are omitted, but will be furnished supplementally to the Commission upon request.

            Financial Statement Schedules

            None

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 26, 2007.

                                        EasyLink Services Corporation
                                        (Registrant)


                                        By /s/ THOMAS F. MURAWSKI
                                           -------------------------------------
                                           (Thomas F. Murawski, Chairman,
                                           President and Chief Executive
                                           Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 27, 2007.



/s/ THOMAS F. MURAWSKI                  Chairman, President and Chief Executive Officer, Director
-------------------------------------   (Principal Executive Officer)
(Thomas F. Murawski)


/s/ MICHAEL A. DOYLE                    Vice President and Chief Financial Officer
-------------------------------------   (Principal Accounting and Financial Officer)
(Michael A. Doyle)


/s/ ROBERT J. CASALE                    Director
-------------------------------------
(Robert J. Casale)


/s/ STEPHEN DUFF                        Director
-------------------------------------
(Stephen Duff)


/s/ PETER J. HOLZER                     Director
-------------------------------------
(Peter J. Holzer)


/s/ GEORGE F. KNAPP                     Director
-------------------------------------
(George F. Knapp)


/s/ JOHN C. PETRILLO                    Director
-------------------------------------
(John C. Petrillo)


/s/ DENNIS R. RANEY                     Director
-------------------------------------
(Dennis R. Raney)


/s/ ERIC J. ZAHLER                      Director
-------------------------------------
(Eric J. Zahler)

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

2.2+        Asset Purchase dated December 14, 2000 between AT&T Corp. and Swift
            Telecommunications, Inc. (Incorporated by reference to Exhibit 2.1 of EasyLink Services Corporation's Current Report on Form 8-K filed
            March 9, 2001)

3.1.1 Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 4.1 of Mail.com, Inc.'s Registration Statement on Form S-8 filed June 19, 2000)

3.1.2       Certificate of Amendment of Amended and Restated Certificate of
            Incorporation (Incorporated by reference to Exhibit 4.2 of Mail.com,
            Inc.'s Registration Statement on Form S-8 filed June 19, 2000)

3.1.3 Certificate of Ownership and Merger (Incorporated by reference to Exhibit 3.3 of EasyLink Services Corporation's Annual Report on Form
            10-K filed April 2, 2001)

3.1.4       Certificate of Amendment of Amended and Restated Certificate of
            Incorporation (Incorporated by reference to Exhibit 4.1 of EasyLink
            Services Corporation's Current Report on Form 8-K filed January 22,
            2002)

3.1.5       Certificate of Amendment to the Amended and Restated Certificate of
            Incorporation (Incorporated by reference to Exhibit 3.1 of EasyLink
            Services Corporation's Current Report on Form 8-K filed August 25,
            2006)

3.1.6       Certificate of Amendment of Amended and Restated Certificate of
            Incorporation, as amended, of EasyLink Services Corporation filed
            June 5, 2001

3.2         By-Laws (Incorporated by reference to Exhibit 10.3 of EasyLink
            Services Corporation's Current Report on Form 8-K filed April 5,
            2005)

4.1 Specimen Class A common stock certificate (Incorporated by reference to Exhibit 4.1 to EasyLink Services Corporation's Annual Report on
            Form 10-K filed April 1, 2002)

10.1        Thomas Murawski Employment Agreement:

10.1.1      Employment Agreement between EasyLink Services Corporation and
            Thomas Murawski dated February 1, 2002 (Incorporated by reference to
            Exhibit 10 to Amendment No. 1 to EasyLink Services Corporation's
            Registration Statement on Form S-3 filed February 20, 2002)

10.1.2 Amendment No. 1 dated as of August 8, 2003 to Employment Agreement between Thomas Murawski and the Company (Incorporated by reference to Exhibit 10.1 of EasyLink Services Corporation's Quarterly Report on Form 10-Q filed August 14, 2003)

10.1.3 Amendment No. 2 dated February 16, 2007 to Employment Agreement between Thomas Murawski and the Company (Incorporated by reference to Exhibit 10.1 of EasyLink Services Corporation's Current Report on
            Form 8-K filed February 16, 2007)

10.2        Gerald Gorman Agreements:

10.2.1+     Domain Portfolio Purchase Agreement made the 23rd day of December,
            2004, by and among Easylink Services Corporation; NJ Domains LLC;
            and Gerald Gorman (Incorporated by reference to Exhibit 10.1 to EasyLink Services Corporation's Current Report on Form 8-K filed
            December 28, 2004)

10.2.2      Guaranty of Domain Portfolio Purchase Agreement made and delivered the 23rd day of December, 2004, by Gerald Gorman in favor of
            EasyLink Services Corporation (Incorporated by reference to Exhibit
            10.2 to EasyLink Services Corporation's Current Report on Form 8-K
            filed December 28, 2004)10.2.3 Release made and delivered the 23rd day of December, 2004 by Gerald Gorman in favor of EasyLink Services
            Corporation (Incorporated by reference to Exhibit 10.5 to EasyLink
            Services Corporation's Current Report on Form 8-K filed December 28,
            2004)

10.2.4 Release made and delivered the 23rd day of December, 2004 by EasyLink Services Corporation in favor of Gerald Gorman
            (Incorporated by reference to Exhibit 10.6 to EasyLink Services
            Corporation's Current Report on Form 8-K filed December 28, 2004)

10.2.5+     Amendment No. 1 to Domain Portfolio Purchase Agreement dated August
            22, 2005 among EasyLink Services Corporation, NJ Domains LLC and
            Gerald Gorman (Incorporated by reference to Exhibit 10.1 to EasyLink
            Services Corporation's Current Report on Form 8-K filed August 26,
            2005)

10.2.6      Secured Promissory Note dated August 22, 2005 issued by NJ Domains
            LLC in favor of EasyLink Services Corporation (Incorporated by reference to Exhibit 10.2 to EasyLink Services Corporation's Current
            Report on Form 8-K filed August 26, 2005)

10.2.7      Security Agreement dated August 22, 2005 entered into by NJ Domains
            LLC in favor of EasyLink Services Corporation (Incorporated by reference to Exhibit 10.3 to EasyLink Services Corporation's Current
            Report on Form 8-K filed August 26, 2005)

10.2.8      Guaranty dated August 22, 2005 issued by Gerald Gorman in favor of
            EasyLink Services Corporation (Incorporated by reference to Exhibit
            10.4 to EasyLink Services Corporation's Current Report on Form 8-K filed August 26, 2005)

10.3.1      Separation Agreement between EasyLink Services Corporation and
            George Abi Zeid dated January 28, 2005 (Incorporated by reference to
            Exhibit 10.6 to EasyLink Services Corporation's Current Report on
            Form 8-K filed January 28, 2005)

10.3.2 Reaffirmation Agreement made as of July 23, 2004, by and among EasyLink Services Corporation (f/k/a Mail.com, Inc.), a Delaware corporation, Swift Telecommunications, Inc., a Delaware corporation, and George Abi Zeid (Incorporated by reference to Exhibit 10.1 to
            EasyLink Services Corporation's Quarterly Report on Form 10-Q filed
            August 16, 2004)

10.4        Employment Agreement between EasyLink Services Corporation and
            Michael A. Doyle dated March 22, 2004 (Incorporated by reference to
            Exhibit 10.5 to EasyLink Services Corporation's Annual Report on
            Form 10-K filed March 30, 2004)

10.5        Employment Agreement between EasyLink Services Corporation and Gary
            MacPhee dated August 28, 2002 (Incorporated by reference to Exhibit
            10.5 to EasyLink Services Corporation's Annual Report on Form 10-K filed March 31, 2006)

10.6        Employment Agreement between EasyLink Services Corporation and Rick
            Gooding dated March 26, 2001 (Incorporated by reference to Exhibit
            10.6 to EasyLink Services Corporation's Annual Report on Form 10-K filed March 31, 2006)

10.7        2006 Executive Incentive Plan (Incorporated by reference to Exhibit
            10.1 of EasyLink Services Corporation's Current Report on Form 8-K filed April 28, 2006)

10.8        Stock Plans:

10.8.1      EasyLink Services Corporation 2005 Stock and Incentive Plan
            (Incorporated by reference to Appendix A to EasyLink Services
            Corporation's Definitive Proxy Statement on Schedule 14A filed May
            16, 2005)

10.8.2 EasyLink Services Corporation 2003 Stock Option Plan (Incorporated by reference to Appendix A to Definitive Proxy Statement of EasyLink
            Services Corporation filed July 1, 2003)

10.8.3 EasyLink Services Corporation 2002 Stock Option Plan (Incorporated by reference to Appendix A to Definitive Proxy Statement of EasyLink
            Services Corporation filed April 23, 2002)

10.8.4 EasyLink Services Corporation 2001 Stock Option Plan (Incorporated by reference to Appendix B to Definitive Proxy Statement of EasyLink
            Services Corporation filed April 27, 2001)

10.8.5      Mail.com, Inc. 2000 Stock Option Plan (Incorporated by reference to
            Exhibit 10.1 of Mail.com, Inc.'s Registration Statement on Form S-8
            filed June 19, 2000)

10.8.6 Mail.com, Inc. Supplemental 2000 Stock Option Plan (Incorporated by reference to Exhibit 10.3 of Mail.com, Inc.'s Registration Statement on Form S-8 filed June 19, 2000)

10.8.7      1999 Employee Stock Option Plan (Incorporated by reference to
            Exhibit 10.16 to Amendment No. 1 to Form S-1 Registration Statement filed May 4, 1999)

10.8.8 Mail.com, Inc. Supplemental 1999 Stock Option Plan (Incorporated by reference to Exhibit 10.2 of Mail.com, Inc.'s Registration Statement on Form S-8 filed June 19, 2000)

10.8.9      1998 Employee Stock Option Plan (Incorporated by reference to
            Exhibit 10.15 to Amendment No. 1 to Form S-1 Registration Statement filed May 4, 1999)

10.8.10     1997 Employee Stock Option Plan (Incorporated by reference to
            Exhibit 10.14 to Amendment No. 1 to Form S-1 Registration Statement filed May 4, 1999)

10.8.11     1996 Employee Stock Option Plan (Incorporated by reference to
            Exhibit 10.13 to Amendment No. 1 to Form S-1 Registration Statement filed May 4, 1999)

10.8.12 Mail.com, Inc. Allegro Group Stock Option Plan (Incorporated by reference to Exhibit 10.iii(A)(1) of Mail.com, Inc.'s Quarterly
            Report on Form 10-Q filed November 15, 1999)

10.8.13     Mail.com, Inc. TCOM Stock Option Plan (Incorporated by reference to
            Exhibit 10.iii(A)(2) of Mail.com, Inc.'s Quarterly Report on Form
            10-Q filed November 15, 1999)

10.8.14     1990 Stock Option Plan (Incorporated by reference to Exhibit 10.3 to
            NetMoves Corporation's Registration Statement on Form S-1,
            Registration No. 333-09613 ("NetMoves Registration Statement"))

10.8.15     1996 Stock Option/Stock Issuance Plan (Incorporated by reference to
            Exhibit 10.4 to NetMoves Registration Statement)

10.8.16 Description of Stock Option Issued to Thomas Murawski (Incorporated by reference to Form of Notice To Record Shareholders of Mail.com,
            Inc. contained in Exhibit 99.1 of Mail.com, Inc.'s Current Report on
            Form 8-K filed January 17, 2001)

10.9        Stock Option Agreements:

10.9.1 Form of Stock Option Agreement for options granted under the Company's stock option plans (version providing 6 month period to exercise following termination for reasons other than cause or performance) (Incorporated by reference to Exhibit 10.30.1 of EasyLink Services Corporation's Annual Report on Form 10-K filed
            April 12, 2005)

10.9.2 Form of Stock Option Agreement for options granted under the Company's stock option plans (version providing 12 month period to exercise following termination for reasons other than cause or performance) (Incorporated by reference to Exhibit 10.30.2 of EasyLink Services Corporation's Annual Report on Form 10-K filed
            April 12, 2005)

10.9.3 Form of Stock Option Agreement for options granted under the Company's stock option plans (version providing 18 month period to exercise following termination for reasons other than cause or performance) (Incorporated by reference to Exhibit 10.30.3 of EasyLink Services Corporation's Annual Report on Form 10-K filed
            April 12, 2005)

10.9.4 Form of Stock Option Agreement for options granted under the Company's stock option plans (version providing 24 month period to exercise following termination for reasons other than cause or performance) (Incorporated by reference to Exhibit 10.30.4 of EasyLink Services Corporation's Annual Report on Form 10-K filed
            April 12, 2005)

10.9.5 Form of Stock Option Agreement for options granted under the Company's stock option plans (version providing 60 day period to exercise following termination for reasons other than cause or performance) (Incorporated by reference to Exhibit 10.30.5 of EasyLink Services Corporation's Annual Report on Form 10-K filed
            April 12, 2005)

10.9.6      Stock Option Agreement between Mail.com and Gerald Gorman dated
            December 31, 1996 (Incorporated by reference to Exhibit 10.10 to
            Amendment No. 1 to Form S-1 Registration Statement filed May 4,
            1999)

10.9.7      Stock Option Agreement between Mail.com. and Gerald Gorman dated
            June 1, 1996 (Incorporated by reference to Exhibit 10.11 to
            Amendment No. 1 to Form S-1 Registration Statement filed May 4,
            1999)

10.10       Form of Indemnification Agreement for Directors and Officers
            (Incorporated by reference to Exhibit 10.1 of EasyLink Services
            Corporation's Quarterly Report on Form 10-Q filed May 15, 2003)

10.11       Lease Agreement between EasyLink Services Corporation and BT
            Piscataway, LLC dated July 23, 2003 relating to leased premises at the Company's headquarters located at 33 Knightsbridge Road, Piscataway, New Jersey (Incorporated by reference to Exhibit 10.33 to EasyLink Services Corporation's Annual Report on Form 10-K filed
            March 30, 2004)

10.12       Designation Letter dated January 8, 2001 from Mail.com, Inc. to
            Federal Partners, L.P. (Incorporated by reference to Exhibit 99.4 of
            Mail.com, Inc.'s Current Report on Form 8-K filed January 10, 2001)

10.13 Registration Rights Agreement dated as of March 13, 2001, by and between Mail.com, Inc. and the investor listed therein.
            (Incorporated by reference to Exhibit 99.4 of Mail.com, Inc.'s
            Current Report on Form 8-K filed March 26, 2001)

10.14       AT&T Corp. Telecommunications Services Agreements:

10.14.1     Amended and Restated Master Carrier Agreement between EasyLink
            Services Corporation and AT&T Corp. entered into on July 21, 2005
            (Incorporated by reference to Exhibit 99.1 to EasyLink Services
            Corporation's Current Report on Form 8-K/A filed August 10, 2005)

10.14.2     MCA Supplemental Terms & Conditions (Incorporated by reference to
            MCA Supplemental Terms & Conditions attached to Master Carrier
            Agreement dated January 31, 2001 between AT&T Corp. and Swift
            Telecommunications, Inc. contained in Exhibit 2.3 to EasyLink
            Services Corporation's Current Report on Form 8-K filed March 9,
            2001)

10.14.3     AT&T Network Connection Platform Service Description Attachment
            (Incorporated by reference to Exhibit 99.2 to EasyLink Services
            Corporation's Current Report on Form 8-K/A filed August 10, 2005)

10.14.4**   AT&T Network Connection Service Terms and Pricing Attachments
            entered into on July 21, 2005** (Incorporated by reference to
            Exhibit 99.3 to EasyLink Services Corporation's Current Report on
            Form 8-K/A filed August 10, 2005)

10.14.5*    AT&T MEGACOM Service & AT&T MEGACOM 800 Service Terms and Pricing
            Attachment* (Incorporated by reference to Exhibit 10.48.4 to EasyLink Services Corporation's Annual Report on Form 10-K filed
            March 30, 2004)

10.14.6**   AT&T Service Provider Markets - Service Order Attachment; AT&T
            Internet Transport Services entered into on July 21, 2005**
            (Incorporated by reference to Exhibit 99.4 to EasyLink Services
            Corporation's Current Report on Form 8-K/A filed August 10, 2005)

10.14.7**   AT&T UNIPLAN Service Terms and Pricing Attachment entered into on
            July 21, 2005** (Incorporated by reference to Exhibit 99.5 to
            EasyLink Services Corporation's Current Report on Form 8-K/A filed
            August 10, 2005)

10.14.8*    AT&T Asynchronous Transfer Mode Service Order Attachment to MCA *
            (Incorporated by reference to Exhibit 10.2 to EasyLink Services
            Corporation Quarterly Report on Form 10-Q filed May 14, 2004)

10.14.9**   AT&T Data Service Terms and Pricing Attachment entered into on July
            21, 2005** (Incorporated by reference to Exhibit 99.6 to EasyLink
            Services Corporation's Current Report on Form 8-K/A filed August 10,
            2005)

10.14.10    Amendment to Intellectual Property Agreement between AT&T Corp. and
            EasyLink Services Corporation entered into on July 21, 2005
            (Incorporated by reference to Exhibit 99.7 to EasyLink Services
            Corporation's Current Report on Form 8-K/A filed August 10, 2005)

10.15       Warrants:

10.15.1 Warrant dated November 27, 2001 issued to GATX Financial Corporation to purchase 251,000 shares of Class A common stock at an exercise price of $6.10 per share (after giving effect to January 2002 reverse stock split) (Incorporated by reference to Exhibit 10.49 to EasyLink Services Corporation's Annual Report on Form 10-K filed
            March 30, 2004)

10.15.2 Warrant dated November 27, 2001 issued to GATX Financial Corporation to purchase 11,500 shares of Class A common stock at an exercise price of $6.10 per share (after giving effect to January 2002 reverse stock split) (Incorporated by reference to Exhibit 10.50 to EasyLink Services Corporation's Annual Report on Form 10-K filed
            March 30, 2004)

10.15.3     Warrant dated November 27, 2001 issued to CitiCapital Commercial
            Leasing Corporation to purchase 48,611 shares of Class A common stock at an exercise price of $6.10 per share (after giving effect to January 2002 reverse stock split) (Incorporated by reference to
            Exhibit 10.51 to EasyLink Services Corporation's Annual Report on
            Form 10-K filed March 30, 2004)

10.15.4     Warrant dated November 27, 2001 issued to Forsythe/McArthur
            Associates, Inc. to purchase 64,351 shares of Class A common stock at an exercise price of $6.10 per share (after giving effect to January 2002 reverse stock split) (Incorporated by reference to
            Exhibit 10.52 to EasyLink Services Corporation's Annual Report on
            Form 10-K filed March 30, 2004)

10.15.6     Warrant dated November 27, 2001 issued to Pentech Financial
            Services, Inc. to purchase 51,860 shares of Class A common stock at an exercise price of $6.10 per share (after giving effect to January
            2002 reverse stock split) (Incorporated by reference to Exhibit
            10.53 to EasyLink Services Corporation's Annual Report on Form 10-K filed March 30, 2004)

10.15.7     Warrant dated November 27, 2001 issued to Phoenix Leasing
            Incorporated to purchase 34,289 shares of Class A common stock at an exercise price of $6.10 per share (after giving effect to January
            2002 reverse stock split) (Incorporated by reference to Exhibit
            10.54 to EasyLink Services Corporation's Annual Report on Form 10-K filed March 30, 2004)

10.15.8     Warrant dated November 27, 2001 issued to George Abi Zeid to purchase 268,297 shares of Class A common stock at an exercise price of $6.10 per share (after giving effect to January 2002 reverse stock split) (Incorporated by reference to Exhibit 10.55 to EasyLink
            Services Corporation's Annual Report on Form 10-K filed March 30,
            2004)

10.15.9 Warrant dated November 27, 2001 issued to Fleet Business Credit, LLC to purchase 663,172 shares of Class A common stock at an exercise price of $6.10 per share (after giving effect to January
            2002 reverse stock split) (Incorporated by reference to Exhibit
            10.56 to EasyLink Services Corporation's Annual Report on Form 10-K filed March 30, 2004)

10.16       Deferred Stock Unit Agreement (Incorporated by reference to Exhibit
            10.1 of EasyLink Services Corporation's Current Report on Form 8-K filed August 7, 2006)

10.17 Restricted Unit Agreement (Incorporated by reference to Exhibit 10.2 of EasyLink Services Corporation's Current Report on Form 8-K filed
            August 7, 2006)

10.18       Restricted Stock Agreement (Incorporated by reference to Exhibit
            10.3 of EasyLink Services Corporation's Current Report on Form 8-K filed August 7, 2006)

10.19+      Common Stock Purchase Agreement dated as of April 13, 2006 between
            EasyLink Services Corporation and the investors named therein
            (Incorporated by reference to Exhibit 10.1 of EasyLink Services
            Corporation's Quarterly Report on Form 10-Q filed May 15, 2006)

10.20       Registration Rights Agreement dated as of April 13, 2006 between
            EasyLink Services Corporation and the investors named therein
            (Incorporated by reference to Exhibit 10.2 of EasyLink Services
            Corporation's Quarterly Report on Form 10-Q filed May 15, 2006)

10.21 Contract of Sale and Security Agreement dated for purposes of reference July 20, 2006 between EasyLink Services Corporation,
            EasyLink Services USA, Inc. and CAPCO Financial Company, a division of Greater Bay Bank N.A. (Incorporated by reference to Exhibit 10.1 of EasyLink Services Corporation's Current Report on Form 8-K filed
            August 2, 2006)

10.22 Form of Executive Severance agreement entered into on June 22, 2006 with certain members of management (Incorporated by reference to Exhibit 10.3 of EasyLink Services Corporation's Current Report on
            Form 8-K filed June 22, 2006)

21          Subsidiaries of EasyLink Services Corporation

23          Consents:

23.1        Consent of KPMG LLP

23.2        Consent of Grant Thornton LLP

31          Certifications

31.1        Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2        Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1        Certification of Principal Executive Officer pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2        Certification of Principal Financial Officer pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*           Confidential treatment granted.

**          Confidential treatment requested

+ Disclosure schedules and other attachments are omitted, but will be furnished supplementally to the Commission upon request.

     Financial Statement Schedules

     None