Form 10-K/A
period 2006-12-31
EASYLINK SERVICES CORP
filed 2007-04-30
CIK 1081661

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

LARGE ACCELERATED FILER [ ]   ACCELERATED FILER [ ]   NON-ACCELERATED FILER [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ] Yes [X] No

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2006 was $38,375,000. Solely for purposes of this calculation, the aggregate voting stock held by non-affiliates has been assumed to be equal to the number of outstanding shares of Class A common stock excluding shares held by all directors and executive officers of the Company and by holders of shares representing more than 10% of the outstanding Class A common stock of the Company.

The number of outstanding shares of each of the registrants' classes of common stock as of March 31, 2007 was 10,999,213 shares of Class A common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

                                TABLE OF CONTENTS

                                                                            PAGE
ITEM NO.                                                                     NO
--------                                                                    ----
Part III

10. Directors, Executive Officers and Corporate Governance...............     3

11. Executive Compensation...............................................     7

12. Security Ownership of Certain Beneficial Owners and Management and
    Related Stockholder Matters..........................................    26

13. Certain Relationships and Related Transactions, and Director
    Independence.........................................................    29

14. Principal Accounting Fees and Services...............................    30

Part IV

(b) Exhibits.............................................................    31

Signatures...............................................................    37

Exhibit Index............................................................    38

                                EXPLANATORY NOTE

     The registrant filed an Annual Report on Form 10-K for the year ended December 31, 2006 (the "2006 Form 10-K") on March 27, 2007, pursuant to which it incorporated by reference into Part III thereof portions of its definitive Proxy Statement for its 2007 Annual Meeting of Stockholders to be filed subsequently with the Securities and Exchange Commission (the "Proxy Statement"). The registrant has determined to amend the 2006 Form 10-K to include such Part III information in this Amendment No. 1 on Form 10-K/A (this "Form 10-K/A"), rather than incorporating it into the 2006 Form 10-K by reference to the Proxy Statement. Accordingly, Part III of the 2006 Form 10-K is hereby amended and restated in its entirety as set forth below.

     In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), new certifications by our principal executive officer and principal financial officer are being filed as exhibits to this Form 10-K/A under Item 15 of Part IV hereof. For purposes of this Form 10-K/A, and in accordance with Rule 12b-15 under the Exchange Act, Items 10 through 14 of the 2006 Form 10-K have been amended and restated in their entireties.

     No attempt has been made in this Form 10-K/A to modify or update the other disclosures presented in the 2006 Form 10-K. This Form 10-K/A does not reflect events occurring after the filing of the 2006 Form 10-K or modify or update those disclosures, including the exhibits to the 2006 Form 10-K, affected by subsequent events. Information not affected by the amendments described above is unchanged and has not been included herein. Accordingly, this Form 10-K/A should be read in conjunction with the 2006 Form 10-K and our other filings made with the Securities and Exchange Commission (the "SEC").

                                    PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS

     Our directors and their respective ages and positions as of March 31, 2007 are as follows:

NAME               AGE   PERIOD OF SERVICE AS DIRECTOR
----               ---   -----------------------------
Thomas Murawski     62   February 2000 - Present
Robert J. Casale    68   May 8, 2003 - Present
Stephen Duff        43   April 13, 2006 - Present
Peter J. Holzer     61   February 8, 2005 - Present
George Knapp        75   May 8, 2003 - Present
John C. Petrillo    58   January 14, 2005 - Present
Dennis Raney        64   May 8, 2003 - Present
Eric Zahler         56   February 8, 2005 - Present

THOMAS MURAWSKI - CHAIRMAN, PRESIDENT, CHIEF EXECUTIVE OFFICER AND DIRECTOR

     Mr. Murawski has served as our Chairman since April 25, 2005, as our Chief Executive Officer since October 2000, and as our President since June 2002. He served as Chief Executive Officer of Mail.com Business Messaging Services, Inc., a wholly-owned subsidiary of the Company, from February 2000 to October 2000. Before joining the Company, Mr. Murawski served as Chairman, President, CEO and Director of NetMoves Corporation from November 1991. Prior to joining NetMoves Corporation, Mr. Murawski served as Executive Vice President of Western Union Corporation, a global telecommunications and financial services company and President of its Network Services Group. Prior to joining Western Union Corporation, Mr. Murawski served twenty-three years with ITT Corporation, a diversified manufacturing and services company. He has held operating responsibilities in the areas of subsidiary and product line management, engineering, sales and marketing for both voice and data-oriented businesses. Mr. Murawski's last position with ITT Corporation was President and General Manager of ITT World Communications Inc., an international telecommunications services company.

ROBERT J. CASALE - DIRECTOR

     Mr. Casale has been a Senior Advisor, Financial Services, to Welsh, Carson, Anderson & Stowe, a large private equity firm, from 2002 to 2006 and a consultant to ADP from 1998 through 2005. From 1988 to 1998, Mr. Casale was Group President, Brokerage Information Services, of ADP. From 1986 to 1988, Mr. Casale was a Managing Director, Co-Head Technology Mergers & Acquisitions Practice, Kidder Peabody & Company. From 1975 to 1986, Mr. Casale held various management positions with AT&T Corp., including President, Special Markets Group from 1985 to 1986. Previously, Mr. Casale held management positions for Telex Corporation and sales positions for Xerox Corporation and Honeywell Corporation. Mr. Casale currently serves as the chairman of the board of directors and interim President and CEO of The BISYS Group, Inc. Mr. Casale also currently serves on the board of directors of privately held Northeast Securities. Mr. Casale has previously served on the boards of ADP, Provident Mutual Life Insurance Company, Quantum Corporation and the not for profit New York Pops.

STEPHEN DUFF - DIRECTOR

     Mr. Duff has been a member of our Board of Directors since April 13, 2006 and was previously a director from January 2001 through November 2004. Mr. Duff is the Chief Investment Officer of The Clark Estates, Inc. Prior to joining The Clark Estates in 1995, Mr. Duff was an analyst and portfolio manager at The Portfolio Group, Inc., a subsidiary of The Chemical Banking Corporation, Inc. from 1990 through 1995. Mr. Duff is a 1985 graduate of Stonehill College. Currently, Mr. Duff serves on the board of directors of Opto-Generic Devices Incorporated, TRC Companies, Inc. and The Clara Welch Thanksgiving Home, Inc. (a non-profit elderly care facility). Mr. Duff previously served on the board of directors of Viewpoint Corporation and Advanced Financial Applications. Federal Partners, L.P. holds a contractual right to designate one director to our Board of Directors and has named Mr. Duff as its designee. See "Certain Relationships And Related Transactions."

PETER J. HOLZER - DIRECTOR

     From 1990 to 1996, Mr. Holzer served as Executive Vice President and Director - Strategic Planning and Development for The Chase Manhattan Corporation (now JPMorganChase), where he also held a number of other executive assignments around the world during his 28 year career. From May 1998 to January 2007, Mr. Holzer served as a director and chairman of the audit committee of Embrex, Inc., an international agricultural biotechnology firm, where he also served as the chairman of their board starting in 2000. Mr. Holzer served as the chairman of the compensation committee of Embrex from 2000 to 2002. He serves as a director, chairman of the audit committee and member of the compensation committee of CAS Holdings, Inc., a privately owned operator of environmental testing laboratories. Mr. Holzer formerly served as an advisor to Taddingstone Consulting Group, Inc. a strategy consulting firm serving the financial services industry. Mr. Holzer also serves as a trustee of Big Brothers/Big Sisters of New York City and The High Desert Museum of Bend, Oregon. Mr. Holzer previously served on the board of directors of Crown Central Petroleum Corp., Swiss-American Chamber of Commerce and as an Advisory Director to AMT Capital Advisors, LLC, a mergers, acquisitions and strategy advisory firm serving the financial services industry.

GEORGE KNAPP - DIRECTOR

     Mr. Knapp has been a Special Limited Partner and Consultant to MidMark Partners, a Chatham, New Jersey based venture capital firm, from 1993 to the present. From 1988 to 1996, Mr. Knapp was an Associate of MBW Management, a Morristown, New Jersey based venture capital firm, and a Principal of Communications Investment Group, a Morristown, New Jersey investment banking and telecommunications consulting firm. From 1982 to 1987, Mr. Knapp served as Corporate Vice President of ITT and Director, Telecommunications/Marketing for ITT Europe based in Brussels. From 1975 to 1982, Mr. Knapp served as Corporate Vice President of ITT and Group Executive and Chief Executive Officer for U.S. domestic and international telecommunications network operations of ITT based in New York. From 1968 to 1974, Mr. Knapp served as President and Chief Executive Officer of the Puerto Rico Telephone Co. in San Juan, Puerto Rico. From 1966 to 1968, Mr. Knapp served as Director of Operations for the Chilean Telephone Company in Santiago, Chile. From 1956 to 1965, Mr. Knapp served in various capacities at AT&T Corp., New York Telephone and Bell Laboratories. Mr. Knapp is currently serving as a member of the Board of Trustees of Manhattan College, New York as a Trustee Emeritus. He has served on the boards of a variety of companies and other organizations, including the Intermedia Communications, Inc., Digex Inc., the Boy Scouts of America, Greater New York, and the Greater New York United Fund.

JOHN C. PETRILLO - DIRECTOR

     Mr. Petrillo has over 30 years of experience with AT&T, retiring in 2003 as AT&T's most senior executive responsible for global corporate strategy and business development. From February 2005 through June 2006, Mr. Petrillo served as the Chairman and CEO of IDT Spectrum, a private company. His experiences in the global communications industry include: successful large line operational P&L assignments in the global business communications services market, domestic and international public and private board positions, and sophisticated technical, business strategy development, investment and partnership negotiation experiences in the wireless, cable, Internet and global business communications sectors. Mr. Petrillo currently serves as the chairman of the board of directors of Narad Networks, as an advisory board member at BridgePort Networks, and as Chairman and CEO of Cognition Networks.

DENNIS RANEY - DIRECTOR

     Mr. Raney was Chief Financial Officer of eOne Global, LP from July 2001 to May 2003. From March 1998 to July 2001, Mr. Raney was Executive Vice President and Chief Financial Officer of Novell, Inc. From 1996 to 1997, Mr. Raney served as Chief Financial Officer of QAD Inc. From 1995 to 1996, Mr. Raney was Chief Financial Officer of California Microwave and during 1995 of General Magic. From 1993 to 1995, Mr. Raney was Chief Financial Officer, Pharmaceutical Group, of Bristol-Myers Squibb. From 1970 to 1993, Mr. Raney held various management positions with Hewlett Packard. Mr. Raney currently serves as a director of Ultratech, Inc., and as a director and chairman of the audit committees of Viewpoint Corporation and Infiniti Solutions, a private Singapore company. Mr. Raney also currently serves as a Principal of Liberty-Greenfield California. Mr. Raney served as a director and audit committee member of Equinix, Inc. from April 2003 to May 2005, ProBusiness Services during portions of 2002 and 2003, Redleaf Group, Inc. from 2001 to June 2003, W.R. Hambrecht & Company from November 1998 to June 2001 and ADAC Laboratories from March 1999 to March 2001.

ERIC ZAHLER - DIRECTOR

     Mr. Zahler is President and Chief Operating Officer of Loral Space & Communications, Inc. where he is responsible for overseeing the company's two businesses: Loral Skynet, a global satellite services provider, and Space Systems/Loral, a leading manufacturer of commercial satellites. Loral Space & Communications and certain of its subsidiaries filed for protection under Chapter 11 of the United States Bankruptcy Code on July 15, 2003 and emerged from such proceedings on November 21, 2005. Prior to joining Loral, Mr. Zahler was engaged in the private practice of law as a partner at the firm of Fried, Frank, Harris, Shriver & Jacobson.

EXECUTIVE OFFICERS

     Our executive officers and their respective ages and positions as of March 31, 2007 are as follows:

NAME               AGE   POSITION
----               ---   --------
Thomas Murawski     62   Chairman, President, Chief Executive Officer and
                         Director
Michael Doyle       51   Vice President and Chief Financial Officer
Richard Gooding     57   Executive Vice President and General Manager
Gary MacPhee        45   Executive Vice President and General Manager
Frank Graziano      49   Senior Vice President of Corporate Development

     For the biographical summary of Thomas Murawski, see "Directors."

MICHAEL DOYLE - VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

     Mr. Doyle has served as our Vice President and Chief Financial Officer since March 2004. Prior to joining the Company, Mr. Doyle was Chief Financial

Officer of D&B North America, a division of D&B, Inc. (Dun & Bradstreet) from 2002 to September 2003. Mr. Doyle held various positions at Cendant, Inc. from 1997 to 2002, including Vice President Audit, Vice President Relationship Marketing and Management and Senior Vice President Relationship Marketing & Management. Mr. Doyle served as Chief Financial Officer of the Fluorine Products Division of Allied Signal Corporation from 1995 to 1997. Mr. Doyle held various finance, accounting and management positions at Pepsico, Inc. from 1986 to 1995 and at Continental Can Company, Inc. from 1978 to 1986. Mr. Doyle received his B.B.A from University of Notre Dame and his M.B.A. from New York University.

RICHARD GOODING - EXECUTIVE VICE PRESIDENT AND GENERAL MANAGER

     Mr. Gooding joined the Company in 2001 to oversee the business and technical transition from AT&T. During his tenure with us, he served as Vice President, Operations from 2002 until assuming his current role as Executive Vice President and General Manager of the Transaction Delivery Services business unit. Prior to joining us, Mr. Gooding was involved in "b2b" Internet startups and consulting services from 1997 to 2001. From 1994 to 1996 he was President, Western Union Data Services Company. From 1991 to 1994 he held general management positions at MAI Systems Corporation. Between 1971 and 1991 Mr. Gooding held various positions of increasing responsibilities at Western Union Corporation. He received a B.S. in Mathematics and Computer Science from Clemson University in 1971.

GARY MACPHEE - EXECUTIVE VICE PRESIDENT AND GENERAL MANAGER

     Mr. MacPhee was appointed our Executive Vice President and General Manager Transaction Management Services in January 2005. He also served as our Vice President Technology from September 2002 to December 2004. Prior to joining us, Mr. MacPhee was Vice President Business Systems at Merant, Inc. from 1999 to August 2002. Mr. MacPhee held various positions at GE Information Services, a division of the General Electric Company, from 1983 to 1999 including Vice President Global Product Engineering, Director of R&D Internet Services and Director of R&D Consumer Online Services. Mr. MacPhee received his B.S. in Computer Science from Ohio State University and his M.S. in Computer Science from Virginia Polytechnic Institute and State University.

FRANK GRAZIANO - SENIOR VICE PRESIDENT OF CORPORATE DEVELOPMENT

     Mr. Graziano was appointed our Senior Vice President of Corporate Development in January 2005. He served as our Senior Vice President of Marketing from 2003 to 2004, and as Vice President of Acquisitions and Strategic Alliances from 1999 to 2003. Prior to joining us, Mr. Graziano was involved in investment and merchant banking, turnaround and workout consulting, and interim executive assignments for various "b2b" and "b2c" ventures from 1994 to 1998. From 1989 to 1994 he was a founder and CEO of Compact Disk Products, a value-added reseller of personal computer systems and services. Mr. Graziano received his B.S. in Chemistry/Business from the University of Scranton and his M.B.A. in Finance from the Columbia University Graduate School of Business.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires our directors, executive officers, and persons that own more than 10% of our Class A common stock (collectively, "Reporting Persons") to file with the SEC initial reports of ownership and changes in ownership of our Class A common stock. Reporting Persons are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. We prepare Section 16(a) forms on behalf of our directors and executive officers based on the information provided by them.

     To our knowledge and based solely on our review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, we believe that, during the 2006 fiscal year, no Reporting Person failed to file the forms required by Section 16(a) of the Exchange Act on a timely basis.

CORPORATE GOVERNANCE DOCUMENTS

     Our Board of Directors has adopted the following corporate governance documents:

     - Code of Business Conduct and Ethics that applies to our officers, including our Chief Executive Officer and our principal financial and accounting officer;

     -    written charters of the Audit Committee and the Compensation
          Committee;

     -    resolutions for Director Nominations Procedures; and

     -    a Stockholders Communications with the Board of Directors Policy.

     Copies of our corporate governance documents are posted on the Corporate Governance page of our website. The Corporate Governance page can be accessed in the Investor Relations section of our Internet website at www.easylink.com.

AUDIT COMMITTEE OF THE BOARD OF DIRECTORS

     The Board has established an Audit Committee. In 2006, the Audit Committee consisted of four directors: Messrs. Raney (Chairman), Knapp, Petrillo and Zahler. The Board has determined that each of the current Audit Committee members is independent within the meaning of the marketplace rules of The Nasdaq Stock Market LLC ("Nasdaq") and is otherwise eligible to serve on the Audit Committee in accordance with the other Nasdaq marketplace rules and under applicable SEC rules and regulations. The Board has also determined that all members of the Audit Committee meet the requirements for financial literacy and that Mr. Raney qualifies as an "audit committee financial expert" pursuant to applicable SEC rules and regulations.

ITEM 11. EXECUTIVE COMPENSATION

                      COMPENSATION DISCUSSION AND ANALYSIS

INTRODUCTION

     This Compensation Discussion and Analysis (this "CD&A") provides an overview of our executive compensation program, together with a description of the material factors underlying the decisions which resulted in the compensation provided to our Chairman, President and Chief Executive Officer ("CEO"), Chief Financial Officer ("CFO") and certain other executive officers (collectively, the named executive officers ("NEOs")) for 2006 (as presented in the tables which follow this CD&A).

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee (the "Committee") of the Board currently consists of Messrs. Knapp (Chairman), Casale and Holzer. None of the Committee members has ever served as an officer of the Company. The Committee has responsibility for determining and implementing our philosophy with respect to executive compensation, and accordingly, has overall responsibility for approving and evaluating the various components of our executive compensation program.

     The Committee operates pursuant to a written charter adopted by the Board, a copy of which is available on our Internet website at www.easylink.com.

     None of our executive officers serves as a member of the board of directors or compensation committee of any other entity that has one or more executive officers serving as a member of our Board or the Committee.

EXECUTIVE COMPENSATION PHILOSOPHY AND OBJECTIVES

     The Committee's philosophy with respect to executive compensation is to provide compensation that attracts and retains outstanding executive talent, motivates and rewards the performance of our NEOs in support of our strategic, financial and operating objectives, and aligns the interests of our executives with the long-term interests of our stockholders. Accordingly, the Committee implements and maintains compensation plans that motivate our NEOs to achieve the business objectives developed by management and approved by the Board, and reward our NEOs for achieving such objectives. The Committee believes that our executive compensation packages should include both cash and stock-based compensation that reward performance as measured against established objectives.

EXECUTIVE COMPENSATION CONSULTANT

     The Committee has the authority under its charter to engage the services of outside advisors to assist the Committee in fulfilling its responsibilities. In accordance with this authority, in 2006 the Committee engaged both Frederic W. Cook & Co., Inc. (the "Compensation Consultant") and Pearl Meyer & Partners (the "Executive Compensation Consultant") to conduct a review of, and to provide guidance with respect to, our executive compensation programs.

SETTING EXECUTIVE COMPENSATION

     In making compensation decisions, the Committee strives to ensure that our executive compensation programs are competitive with those of publicly traded internet software and services companies with which the Committee believes we compete for talent. Company management recommends a list of companies in the peer group, which is then reviewed by the Committee. In 2006, the Compensation Consultant provided the Committee with recent historical executive compensation data for these peer group companies, as well as survey data from the 2005 Radford Technology Survey for generally comparable companies (collectively, the "collected market data"). Based on the collected market data, the Committee then adjusted the peer group composition as it deemed appropriate and reasonable.

     The peer group companies which were considered for 2006 (collectively, the "Compensation Peer Group") were:

     -    Centra Software

     -    CGI Holding

     -    Corillian

     -    Globix

     -    Cell Genesys Inc.

     -    Greenfield Online

     -    Hyperspace Communications

     -    I-Many

     -    Imergent

     -    Innodata Isogen

     -    Interland

     -    Internap Network

     -    Kintera

     -    Looksmart

     -    Navisite

     -    Net2Phone

     -    Newmarket Technology

     -    Planetout

     -    Raindance Communications

     -    Saba Software

     -    Savvis

     -    Selectica

     -    Tucows

     -    Vitria Technology

     The Committee reviews the total compensation levels for each of our NEOs against the collected market data for the Compensation Peer Group. In order to address retention concerns and ensure that our hiring practices remain competitive, the Committee targeted total compensation for each NEO for 2006 at approximately the 75th percentile of compensation paid to executives holding equivalent positions in the Compensation Peer Group. In this regard, there is no pre-established policy or target for the allocation between cash and non-cash compensation or short-term and long-term compensation. Rather, the Committee reviews and determines the appropriate level and mix of compensation on an on-going basis.

     All compensation decisions for our NEOs, including determining salaries and bonuses, and making equity awards, including grants of common stock or options to purchase common stock, are made or approved by the Committee. However, management plays a significant role in our compensation setting process. At the request of the Chairman of the Committee, our CEO or other NEOs may attend and participate in portions of the Committee's meetings, and as described on page 9, the NEOs play a role in setting the targets and objectives for our annual executive incentive plans. The Committee considers, but is not bound by, and does not always accept, management's proposals.

     Our compensation practices are evaluated on an ongoing basis to determine whether they are appropriate to attract, retain and motivate key personnel. Such evaluations may result in a determination that it is appropriate to increase salaries, award additional stock options or other stock-based compensation or provide other short- and long-term incentive compensation to our NEOs.

2006 EXECUTIVE COMPENSATION COMPONENTS

     We seek to implement the compensation philosophy described above through compensation programs for our NEOs that consist of three major elements: base salary, short-term incentive compensation (in annual bonuses) and long-term incentive compensation in the form of stock options or other stock-based awards. Each of these elements is described in greater depth below.

BASE SALARY

     The base salaries for our NEOs are intended to attract and retain the leadership and skill necessary to build long-term stockholder value. Initial base salaries for our NEOs are set by the Committee based on the NEO's experience and performance with previous employers, pay levels for similar positions in the Compensation Peer Group and negotiations with individual NEOs. Thereafter, the Committee typically considers increases to base salaries for our NEOs annually as part of our performance review process, as well as upon a promotion or other significant change in job responsibility. In recent years, except where there has been a significant change in job responsibility, most salary increases for the NEOs have been cost-of-living increases. Salary increases for our NEOs normally take effect on July 1st of each year.

     In establishing the salaries of the NEOs for 2006, the Committee reviewed the collected market data regarding each NEO's salary and total target compensation relative to salaries for similar positions in the Compensation Peer Group. The Committee also considered the results of the review of the CEO's performance by the Board, and information provided by the CEO with respect to the performance reviews of the other NEOs. The Committee also considered recommendations from the CEO regarding salary adjustments for the other NEOs. The Committee reviews the recommendations of the CEO carefully in light of his proximity to the other NEOs and his knowledge of their individual contributions to the Company. The Committee does not rely on predetermined formulas or a limited set of criteria when it evaluates the performance of the CEO and the other NEOs. The Committee may accord different weight at different times to different factors for each NEO.

     The CEO's total compensation is determined by the Committee in executive session without the presence of the CEO. In addition to evaluating the CEO's salary by the same factors applied to the other NEOs, the accomplishments of the CEO in developing our business strategy, the performance of the Company relative to this strategy and his ability to attract and retain senior management are also considered. Further, the Committee takes into consideration other aspects of the Company's health and development.

     After considering all of the foregoing, the Committee determined compensation for the NEOs for 2006, as it deemed appropriate. The salary increases approved by the Committee for the NEOs ranged from zero to 6.94%, resulting in an overall increase to the NEO payroll of 2.7%. As a result, the NEOs' base salaries, in the aggregate, generally approached the 75th percentile of similarly situated executive officers in the Compensation Peer Group, although there was considerable individual variation.

SHORT-TERM ANNUAL INCENTIVE COMPENSATION

     The Committee believes that a significant component of each NEO's compensation should be directly dependent on the Company's performance, and in particular on our achievement of certain financial goals. Accordingly, the Committee approves an annual executive incentive plan (the "Executive Incentive Plan") which provides an opportunity for the NEOs to receive additional compensation upon the achievement of certain designated short-term financial objectives.

     Each year, the Committee, working with senior management and the entire Board, sets these short-term financial performance objectives under our annual plan. These financial performance objectives, as well as any individual objectives which may be established by the Committee, become an NEO's performance criteria under the applicable Executive Incentive Plan. The Committee then sets a target annual incentive amount for each NEO (the "target bonus"), generally expressed as a percentage of the NEO's base salary, for achievement of his performance criteria under the Executive Incentive Plan. The target bonus approved by the Committee for the NEOs other than the CEO are normally recommended by the CEO, and are then reviewed by the Committee with the CEO. The Committee decides the target bonus for the CEO in an executive session.

     After the end of each fiscal year, the Committee reviews whether, and to what extent, the NEOs' performance criteria were attained for the prior fiscal year. The Committee also considers any other significant but unforeseen factors that may have positively or negatively affected our performance. Based upon this review, the Committee then determines awards under the Executive Incentive Plan for the prior fiscal year. If the Company or the NEO fails to meet fully some or all of the Company or individual objectives, the awards may be significantly reduced or even eliminated.

     In 2006, the Committee determined that the designated short-term financial performance objectives under the 2005 Executive Incentive Plan, consisting of minimum revenue and EBITDA objectives, had not been met. As a result of this determination, no annual incentive bonuses were paid to the NEOs under the 2005 Executive Incentive Plan.

     The Executive Incentive Plan established for 2006 (the "2006 Executive Incentive Plan") was submitted by the CEO and approved by the Committee at its April 25, 2006 meeting. Payouts under the 2006 Executive Incentive Plan were based on our achievement of prescribed revenue and EBITDA objectives for fiscal year 2006. In addition, the Committee determined that the absence of a going concern modification in the report of our independent registered public accounting firm on our 2006 annual financial statements was an additional individual objective for the CEO and the CFO under the 2006 Executive Incentive Plan and would be a consideration in the determination of their 2006 bonuses.

     We have not disclosed the specific revenue and EBITDA objectives approved by the Committee under the 2006 Executive Incentive Plan, because they constitute confidential business information that could damage our ability to compete effectively in the marketplace. However, these financial performance targets were established and approved by the Committee and were believed to be sufficiently ambitious so as to provide meaningful incentives.

     The EBITDA objective adopted by the Committee was calculated as income from continuing operations plus net interest expense, income taxes, depreciation and amortization and write-offs of intangibles.

     Under the 2006 Executive Incentive Plan, the target bonuses established for the NEOs, based on a percentage of base salary, were 75% for Mr. Murawski, 50% for Messrs. Gooding and MacPhee, and 30% for Messrs. Doyle and Graziano. The NEOs were eligible to receive a bonus from zero to 200% of their target bonus percentages based upon the actual level of under-achievement and/or over-achievement of the revenue and EBITDA performance objectives. In determining the amount of the individual target bonuses for the NEOs, the Committee did not use any formula-based approach. However, the target bonuses for the NEOs were generally at or about the 50th percentile of annual incentive bonus targets of similarly situated executive officers in the Compensation Peer Group, with some individual variation.

     The Committee retained full authority to approve the final amount of any awards under the 2006 Executive Incentive Plan. At the time of the Plan's adoption and approval, the Committee determined that bonus payments under the 2006 Executive Incentive Plan were to be paid first using up to 160,000 shares of our Class A common stock, in order to increase the level of stock ownership in the Company for all NEOs.

     At its meeting on February 26, 2007, the CEO reviewed with the Committee the results of the NEOs' attainment of their performance criteria under the 2006 Executive Incentive Plan. Given the Company's failure to achieve the revenue objective for 2006, no award for revenue performance was made. However, due to the fact that we exceeded our EBITDA objective, the Committee awarded bonuses to the NEOs under the 2006 Executive Incentive Plan in the amount of 77% of their target bonus percentages, which were paid in the first quarter of 2007. In addition, the Committee considered the individual bonuses of the CEO and CFO as they related to the going concern modification. Given positive indications by our independent registered public accountants to the Audit Committee as to the likelihood of the elimination of the going concern modification, the Committee decided to pay bonuses to the CEO and CFO consistent with the bonuses for the other NEOs. Finally, in light of the Board's formation of a special committee of independent directors to evaluate strategic alternatives, which development had not been foreseen at the time the Committee approved the 2006 Executive Incentive Plan, the Committee determined that it would be more appropriate to issue the awards under the 2006 Executive Incentive Plan in cash, rather than stock. Accordingly, in March, 2007, awards were paid to the NEOs under the 2006 Executive Incentive Plan.

     The Committee has not yet approved the Executive Incentive Plan for 2007.

LONG-TERM INCENTIVE COMPENSATION

     The Committee considers equity-based compensation to be a valuable and necessary compensation tool that aligns the long-term financial interests of the NEOs with the financial interests of our stockholders, by linking a portion of the NEOs' compensation with the performance of our stock and the value delivered to our stockholders. Accordingly, the Committee provides long-term incentives to our NEOs through equity-based compensation under the 2005 Stock and Incentive Plan. Historically, the Committee has elected to use stock options as the primary long-term equity incentive vehicle. However, the 2005 Stock and Incentive Plan also provides for other awards, such as restricted stock, restricted stock units, and deferred stock units, that consist of, or are denominated in, payable in, valued in whole or in part by reference to or otherwise related to our Class A common stock.

     Because the Committee believes that equity-based compensation remains one of the most important ways to motivate and reward our NEOs to increase stockholder value over the long-term, in 2006 the Committee requested guidance from the Compensation Consultant with respect to maximizing the utility of this component of compensation. Accordingly, based on the recommendation of the Compensation Consultant, at its meeting on April 25, 2006, the Committee recommended that the 2005 Stock and Incentive Plan be amended to increase the maximum number of shares of our Class A common stock that could be issued under the 2005 Stock and Incentive Plan, for use in both bonus awards and long-term incentive awards, from 200,000 shares to 600,000 shares. (All references here and elsewhere in this Form 10-K/A to shares of our Class A common stock give effect to the 1-for-5 reverse stock split which became effective on August 28, 2006.) This amendment to the 2005 Stock and Incentive Plan was approved by our stockholders at the Annual Meeting of Stockholders held on June 20, 2006 (the "2006 Annual Meeting").

     The Compensation Consultant also recommended to the Committee that our previously discontinued Employee Stock Purchase Plan (the "Stock Purchase Plan") be reintroduced, to provide an additional incentive to a broad-based group of our employees to acquire a proprietary interest in the Company, to continue their positions with us and to increase their efforts on our behalf. The Stock Purchase Plan was also approved by our stockholders at the 2006 Annual Meeting, but has not yet been implemented by the Company. At the time the Stock Purchase Plan was approved by our stockholders, we were not in compliance with the requirements of The NASDAQ Capital Market regarding the price of our Class A common stock. As a result, we postponed implementation of the Stock Purchase Plan until we had regained compliance with this requirement and the price of our Class A common stock had stabilized. However, we have again postponed the implementation of the Stock Purchase Plan pending the outcome of the evaluation of the special committee of independent directors regarding strategic alternatives.

     Also on the recommendation of the Compensation Consultant, at its meeting on August 1, 2006, the CEO presented to the Committee, and the Committee approved, three forms of Stock Award Agreements for possible future grants under the 2005 Stock and Incentive Plan: a Deferred Stock Unit Agreement, a Restricted Unit Agreement and a Restricted Stock Agreement. By approving these types of awards for the future, the Committee sought to permit itself greater flexibility and broader alternatives in designing future awards of equity-based compensation to motivate and reward the NEOs.

     All equity-based grants to the NEOs are approved by the Committee. The Committee has typically granted long-term incentive awards to the NEOs at the Committee's regularly scheduled October meeting, although such grants are entirely at the discretion of the Committee, including their timing, the recipients thereof and the number of shares underlying any particular grant. Prior to fiscal 2006, these awards had been in the form of stock option grants, with exercise prices equal to the fair market value of the underlying Class A common stock, as determined under the 2005 Stock and Incentive Plan, typically vesting over a four-year period and expiring 10 years from the date of grant. With regard to these annual grants made to NEOs, it has generally been our practice for the CEO to propose grants to the Committee. The Committee would review the recommendations of the CEO for stock option grants to the other NEOs and would conduct its own review and analysis with respect to grants to the CEO. In determining the grants, the Committee considered each NEO's current contributions to our performance, the anticipated contribution to meeting our long-term strategic performance goals, and industry practices and norms. Long-term incentives granted in prior years and existing levels of stock ownership were also taken into consideration.

     In addition to annual equity awards, the Committee has also approved stock option awards for newly hired NEOs or in recognition of an NEO's promotion or expansion of responsibilities. Newly hired NEOs typically receive an initial award of stock options on the first date of employment, while newly promoted executives may receive an award of stock options on the effective date of their promotion. The value of an initial option grant to an NEO has generally been determined with reference to peer group companies, the responsibilities and future contributions of the NEO, and recruitment and retention considerations.

     To further explore its alternatives with respect to long-term incentive compensation for the NEOs, in August 2006, the Committee engaged the Executive Compensation Consultant to review our existing incentive plans and to recommend a long-term incentive plan. Throughout the remainder of 2006, the Committee consulted with the Compensation Consultant and the Executive Compensation Consultant regarding the structuring of long-term incentives targeted to the market median that facilitate Company performance and NEO retention.

     In order to accomplish these objectives, the Executive Compensation Consultant recommended that the Committee implement a mix of equity instruments, including time vesting stock options, time-based restricted stock and performance vesting restricted stock. In October 2006, based on the recommendation of the Executive Compensation Consultant, the Committee introduced the use of time-based vesting shares of restricted stock, and granted Messrs. Murawski, Doyle, MacPhee, Gooding and Graziano an aggregate of 83,827 shares of restricted Class A common stock under the 2005 Stock and Incentive Plan. Each of these grants vest as to 25% of the shares on October 10, 2007, and as to 1/12th of the remaining shares quarterly thereafter, so that all amounts would be fully vested on October 10, 2010 if the recipient remains employed by us until that date. These restricted stock grants do not require any specific performance achievement during the vesting period in order to be earned. See the "Grants of Plan-Based Awards in 2006" table on page 16 for more detail on these grants to the NEOs. In determining the amount of the individual long-term equity awards for the NEOs for 2006, the Committee did not use any formula-based approach.

PERQUISITES AND OTHER PERSONAL BENEFITS

     In accordance with our compensation philosophy, we continue to maintain modest benefits and very limited perquisites for our NEOs. We generally do not provide pension arrangements, post-retirement health coverage or similar benefits for our NEOs. The few perquisites provided to our NEOs during 2006 aggregated to less than $10,000 per NEO, and the amounts relating to these perquisites for 2006 are included in the Summary Compensation Table on page 15 and described in the accompanying footnotes. Our NEOs participate on the same terms as other employees in our 401(k) savings plan and our health and welfare benefits plans, including medical, dental, life and disability insurance, and are entitled to vacation time and paid time off based on our general vacation policies. The Committee believes that the perquisites and benefits currently offered our NEOs are consistent with, if not below, the median competitive levels for comparable companies. The Committee periodically reviews the levels of perquisites and other personal benefits provided to the NEOs to ensure these programs are warranted, based upon the business need and contributions of the NEOs.

TIMING OF AWARDS

     The Committee is the only party authorized to grant equity awards to the NEOs. Although we do not have a formal policy, it is the Committee's practice to issue equity compensation awards only at regularly scheduled Committee meetings without regard to the timing of the release of material information. Executives do not have any role in selecting the grant date of equity awards. We do not time the award of stock options or other equity-based compensation to take advantage of anticipated or actual changes in the price of our Class A common stock prior to or following the release of material information about us.

     The grant date of equity awards is generally the date the Committee approves the award. However, if a Committee meeting is scheduled for a date during a Company trading blackout period, the grant date of an equity award may be set for a date after the trading blackout period has ended. In general, equity awards to the NEOs are made during the Committee's June meeting, at which, in connection with the Annual Meeting, the Committee reviews Company performance and determines base salaries and bonuses for all of the NEOs. However, at the time of the 2006 Annual Meeting, the Company was in the process of preparing for the 1-for-5 reverse stock split which became effective in August 2006. As a result, the equity awards to the NEOs for 2006 were made in October, rather than in June. The Committee may also make equity awards at other times during the year in connection with promotions, assumption of additional responsibilities and other factors.

     The exercise price of all stock option awards is equal to the fair market value of the underlying Class A common stock on the date of the grant, which is defined by the 2005 Stock and Incentive Plan as the closing price of our Class A common stock on the last trading day prior to the date of grant.

STOCK OWNERSHIP REQUIREMENTS

     The Committee is considering, but has not yet established, minimum ownership guidelines of our Class A common stock for our NEOs, to further align management's incentives with those of stockholders. Although we do not currently have such a stock ownership policy for our NEOs, all of our NEOs own shares of our Class A common stock.

EMPLOYMENT AGREEMENTS AND CHANGE OF CONTROL ARRANGEMENTS

EMPLOYMENT AGREEMENTS

     In February 2002, we entered into an employment agreement with our CEO, Mr. Murawski, which was subsequently amended in August 2003 and February 2007. The employment agreement provides for Mr. Murawski's employment at-will, and contains confidentiality, intellectual property and non-solicitation covenants. In addition, the agreement contains provisions relating to payments and benefits upon termination of Mr. Murawski's employment due to his death or disability, if Mr. Murawski's employment is terminated without "cause," or if he terminates his employment for "good reason." The agreement also has provisions addressing termination in the event of a "change of control" of the Company, which in addition to providing for certain payments to Mr. Murawski, also provides for accelerated vesting, until February 15, 2010, of all of his outstanding equity-based awards. The agreement defines "cause," "good reason" and "change of control." In addition, if a sale of the Company occurs before the termination of Mr. Murawski's employment or within three months after a termination of his employment without cause or within three months after Mr. Murawski terminates his employment for good reason, he will be entitled to receive upon the consummation of the sale a cash payment equal to 2.5% of the fair market value of the consideration received by the holders of our common stock pursuant to the sale. If any of the payments to Mr. Murawski under his employment agreement would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, Mr. Murawski will be entitled to receive gross-up payments which would entitle him to retain, after payment of all additional taxes on the gross-up payments, an amount equal to the amount of the excise tax. See "Tax Considerations" below for further information regarding the gross-up payment. See the "Potential Payments Upon Termination or Change in Control," table for Mr. Murawski on page 19 for a more detailed discussion of these arrangements.

     We have entered into employment agreements with each of Messrs. Doyle, MacPhee and Gooding which provide for employment at will, and contain confidentiality, intellectual property and non-competition covenants.

     We also entered into an employment agreement with Mr. Graziano in June 1999, which was subsequently amended in September 2001. Portions of this employment agreement were superseded by the Severance and Change of Control Agreement discussed below. The employment agreement provides for Mr. Graziano's employment at-will, and contains confidentiality, intellectual property and non-competition covenants. In addition, the agreement provides for Mr. Graziano to receive, as incentive compensation, a bonus of 0.5% of the consideration involved in any completed transaction in which we purchase the equity or assets of another entity, with a limit per transaction of $5,000.

SEVERANCE AND CHANGE OF CONTROL ARRANGEMENTS

     We have change of control arrangements with each of our NEOs. The terms of Mr. Murawski's change of control arrangement are set forth in his employment agreement, and the terms of our change of control arrangements with each of the other NEOs are set forth in severance and change of control agreements that we entered into with each of these NEO in June 2006 (the "Severance and Change of Control Agreements"). The Severance and Change of Control Agreements were approved by the Committee on the recommendation of the Compensation Consultant, and were designed to provide uniformity of treatment of all of these NEOs upon any change of control of the Company.

     The Severance and Change of Control Agreements provide for severance pay in the amount of six months' salary upon termination of an NEO's employment without "cause" at any time, or if the NEO terminates his employment for "good reason" within six months after a "change of control" of the Company, provided that the NEO signs a waiver and release of claims. If we terminate the NEO's employment without cause within three months before or six months after a change of control, or the NEO terminates his employment for good reason within six months after a change of control, all of the NEO's outstanding equity-based awards will fully vest. The agreement defines "cause," "good reason" and "change of control." The Severance and Change of Control Agreements have initial terms of three years and expire on June 30, 2009 unless renewed by us upon the approval of the Committee on or before such date. See the "Potential Payments Upon Termination or Change in Control" tables beginning on page 19 for further discussion of these arrangements.

     We entered into the Severance and Change of Control Agreements so that our NEOs can focus their attention and energies on our business during periods of uncertainty that may occur due to a potential change of control. In addition, we want our NEOs to support a corporate transaction involving a change of control that is in the best interests of our stockholders, even though the transaction may adversely impact the NEO's continued employment with us. We believe that our practice of entering into such arrangements with the NEOs allows us to remain competitive in the market for qualified executives and provides a key incentive for our NEOs to remain with us.

     The change of control benefits provided for under the Severance and Change of Control Agreements are triggered upon a termination of employment by us (or our successor) without cause or by the NEO for good reason. The Committee has concluded that this requirement of a "double trigger" to receive severance benefits in the event of a change of control are appropriate for executive officers in positions similar to those of the NEOs at comparable companies.

     On February 13, 2007, the Committee unanimously approved the amendment of Mr. Murawski's employment agreement to add a change of control provision that provides for the vesting of stock options and other equity based awards in the same manner as the Severance and Change of Control Agreements.

TAX CONSIDERATIONS

     Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code") places a limit of $1,000,000 on the amount of compensation a publicly held company may deduct in any one year with respect to its chief executive officer and its four other highest paid executives. There is an exception to the $1,000,000 limitation for performance-based compensation if certain requirements are met. The compensation paid to each of our NEOs for 2006 did not exceed the $1,000,000 limit. However, it is possible that some portion of compensation paid to the NEOs in future years will be non-deductible, particularly if a change of control in the Company occurs.

     To the extent feasible, the Committee structures executive compensation to preserve deductibility for federal income tax purposes. However, to maintain flexibility in compensating the NEOs in view of the overall objectives of our compensation program, the Committee has not adopted a policy requiring that all compensation be tax deductible.

     Other provisions of the Code also can affect our compensation decisions. Under Code Section 280G, a 20% excise tax is imposed upon an NEO who receives "excess" payments in connection with his severance from the Company upon a change of control, to the extent the payments received by him exceed an amount approximating three times his average annual compensation. The excise tax applies to all payments over one times annual compensation, determined by a five-year average. Under such circumstances, we (or our successor) also lose the deduction on the amounts subject to the additional tax. As noted above, Mr. Murawski's employment agreement provides for a "gross-up" payment to him if this excise tax would apply. The Committee considers the adverse tax liabilities imposed by Code Sections 280G, as well as other competitive factors, when it structures certain post-termination compensation payable to our NEOs.

                          COMPENSATION COMMITTEE REPORT

     The information contained in this report shall not be deemed to be "soliciting material" or "filed" or "incorporated by reference" in future filings with the SEC, or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act of 1933, as amended, or the Exchange Act.

     The Compensation Committee establishes and oversees the design and functioning of the Company's executive compensation program. We have reviewed and discussed the foregoing Compensation Discussion and Analysis, which is required by Item 402(b) of Regulation S-K, with the management of the Company. Based on this review and discussion, we recommended to the Company's Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K/A for the fiscal year ended December 31, 2006.

                                           MEMBERS OF THE COMPENSATION COMMITTEE

                                                         George Knapp (Chairman)
                                                                Robert J. Casale
                                                                 Peter J. Holzer

SUMMARY COMPENSATION TABLE FOR FISCAL YEAR 2006

     The following table provides information about all compensation earned in 2006 by the individuals who served as our NEOs, including our CEO and CFO:

                                                                                    NON-EQUITY
                                                                   STOCK  OPTION  INCENTIVE PLAN    ALL OTHER
                                                          SALARY  AWARDS  AWARDS   COMPENSATION   COMPENSATION
NAME AND PRINCIPAL POSITION                        YEAR    ($)    ($)(1)  ($)(2)      ($)(3)         ($)(4)     TOTAL ($)
---------------------------                        ----  -------  ------  ------  --------------  ------------  ---------
THOMAS MURAWSKI
   Chairman, President & CEO                       2006  483,600   6,863      -0      280,295         7,314      778,072

MICHAEL DOYLE
   Vice President & CFO                            2006  240,693   3,477      -0       56,801         6,438      307,409

RICHARD GOODING
   Executive Vice President and General Manager    2006  204,596   3,010      -0       81,917         6,138      295,661

GARY MACPHEE
   Executive Vice President and General Manager    2006  216,962   3,137      -0       85,394         6,509      312,002

FRANK GRAZIANO
   Senior Vice President of Corporate Development  2006  206,032   2,978   4,272       48,640         6,181      268,103

(1) Represents stock-based compensation expense of restricted stock awards recognized by us, before forfeitures, under FAS 123R for the 2006 fiscal year, rather than amounts paid to or realized by the NEO. Please refer to
     Note 15 to our consolidated financial statements in the 2006 Form 10-K for the underlying assumptions for this expense. There can be no assurance that the restricted stock will be earned (in which case no value will be recognized by the NEO) or that the value of the restricted stock actually earned will approximate the compensation expense recognized by us.

(2) Represents the compensation expense of option awards recognized by us, before forfeitures, under FAS 123R for the 2006 fiscal year, rather than amounts paid to or realized by the NEO, and include expense recognized for awards granted prior to 2006. Please refer to Note 15 to our consolidated financial statements in the 2006 Form 10-K for the underlying assumptions for this expense. There can be no assurance that options will be exercised (in which case no value will be recognized by the NEO) or that the value on exercise will approximate the compensation expense recognized by us.

(3) Represents bonuses paid under the 2006 Executive Incentive Plan for 2006. These amounts are not reported in the Bonus column because the award is tied to corporate performance goals. Under the SEC's prior rules, these types of awards were previously reported under the Bonus column.

(4) Reflects matching contributions to our 401(k) Plan, which all participating employees receive.

GRANTS OF PLAN-BASED AWARDS IN FISCAL YEAR 2006

     The following table provides information on non-equity incentive plan awards, stock options and restricted stock awards granted in 2006 to each of the NEOs. There can be no assurance that the grant date fair value of stock and option awards will ever by realized. The amount of these awards that were expensed is shown in the Summary Compensation Table on page 15.

                                                               ALL OTHER
                                ESTIMATED FUTURE PAYOUTS         STOCK
                              UNDER NON- EQUITY INCENTIVE       AWARDS:                               GRANT DATE
                                     PLAN AWARDS (1)             NUMBER          CLOSING PRICE       FAIR VALUE OF
                             -----------------------------     OF SHARES           ON DATE             STOCK AND
                    GRANT    THRESHOLD    TARGET   MAXIMUM    OF STOCK OR    OF STOCK AWARD GRANT       OPTION
NAME                DATE        ($)        ($)       ($)     UNITS (#) (2)         ($/SH)           AWARDS ($) (3)
----              --------   ---------   -------   -------   -------------   --------------------   --------------
Thomas Murawski         --       --      362,700   725,400           --                --                   --
                  10/10/06       --           --        --       29,560              4.09               120,900
Michael Doyle           --       --       73,500   147,000           --                --                   --
                  10/10/06       --           --        --       14,976              4.09                61,252
Richard Gooding         --       --      106,000   212,000           --                --                   --
                  10/10/06       --           --        --       12,958              4.09                52,998
Gary MacPhee            --       --      110,500   221,000           --                --                   --
                  10/10/06       --           --        --       13,509              4.09                55,252
Frank Graziano          --       --       62,940   125,880           --                --                   --
                  10/10/06       --           --        --       12,824              4.09                52,450

(1) As described under "Short-Term Annual Incentive Compensation" in the CD&A, the NEOs were eligible to receive between 0% and 200% of their target bonus amounts, depending on the achievement of objectives under the 2006 Executive Incentive Plan set by the Committee on April 25, 2006. The actual amount of the cash payments made to the NEOs pursuant to the Executive Incentive Plan in March 2007, based on 2006 performance, is set forth under the heading "Non-Equity Incentive Plan Compensation" of the 2006 Summary Compensation Table on page 15.

(2) Represents grants of restricted stock. The restricted stock vests as to 25% of the shares on October 10, 2007 and as to 1/12th of the remaining shares quarterly thereafter.

(3) Represents aggregate grant date value computed in accordance with FAS 123R, based on the closing price of our Class A common stock on the date of grant.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END FOR FISCAL YEAR 2006

     The following table provides information about the equity awards held as of December 31, 2006 by each of our NEOs:

                                                                               STOCK AWARDS
                                                                         -----------------------
                         OPTION AWARDS                                                  MARKET
                  ---------------------------                             NUMBER OF    VALUE OF
                   NUMBER OF      NUMBER OF                                SHARES     SHARES OR
                   SECURITIES    SECURITIES                               OR UNITS     UNITS OF
                   UNDERLYING    UNDERLYING      OPTION                   OF STOCK      STOCK
                  UNEXERCISED    UNEXERCISED    EXERCISE      OPTION      THAT HAVE   THAT HAVE
                  OPTIONS (#)    OPTIONS (#)      PRICE     EXPIRATION   NOT VESTED   NOT VESTED
NAME              EXERCISABLE   UNEXERCISABLE    ($) (1)       DATE        (#)(2)       ($)(3)
----              -----------   -------------   --------    ----------   ----------   ----------
Thomas Murawski         193                       84.38      5/20/2007
                        771                       84.38     12/10/2007
                        771                       84.38     11/10/2008
                        385                       84.38      12/6/2009
                      4,624                       84.38       2/8/2010
                      2,501                       84.38      5/31/2010
                     34,000                       64.06      1/26/2011
                     46,505                       11.00      9/10/2011
                     60,000                        4.90      6/21/2012
                     20,600                        2.65      5/14/2013
                    200,000                        6.25       8/7/2013
                      9,000                        6.60       8/3/2014
                                                                           29,560       85,428
Michael Doyle        25,000                        7.25      3/22/2014
                      6,000                        6.60       8/3/2014
                      5,000                        5.75      3/22/2015
                                                                           14,976       43,281
Richard Gooding         300                       35.95      3/26/2011
                      1,800                       11.00      9/10/2011
                      7,000                        4.90      6/21/2012
                      3,000                        2.65      5/14/2013
                     19,000                        6.25       8/7/2013
                      4,000                        6.60       8/3/2014
                     10,000                        5.30      4/25/2015
                                                                           12,958       37,449
Gary MacPhee         16,000                        9.40       9/9/2012
                     13,000                        6.25       8/7/2013
                      4,000                        7.90      9/10/2013
                      2,000                        2.65      5/14/2013
                      6,000                        6.60       8/3/2014
                     20,000                        5.30      4/25/2015
                                                                           13,509       39,041
Frank Graziano            1                       84.38      1/31/2009
                         68                       84.38      2/28/2009
                         33                       84.38      3/31/2009
                         49                       84.38      5/31/2009
                      1,100                       84.38       6/1/2009
                          4                       84.38      7/23/2009
                         70                       84.38       3/1/2010
                         49                       84.38      3/13/2010
                      1,000                       84.38      5/31/2010
                        640                       84.38       7/3/2010
                      3,502                       11.00      9/10/2011
                      5,000                        4.90      6/21/2012
                      3,200                        2.65      5/14/2013
                     17,000                        6.25       8/7/2013
                      4,000                        6.60       8/3/2014
                      1,562                        4.10       8/1/2015
                                  3,438 (4)        4.10       8/1/2015
                                                                           12,824       37,061

(1) As described under "Timing of Awards" in the CD&A, the exercise price of all stock option awards under the 2005 Stock and Incentive Plan is equal to the fair market value of the underlying Class A common stock on the last trading day preceding the date of grant.

(2) The unvested restricted stock set forth in this column vests as to 25% of the shares on October 10, 2007, and as to 1/12th of the remaining shares quarterly thereafter, so that all amounts would be fully vested on October 10, 2010 if the NEO were still employed by us at that time. For information regarding the vesting of this restricted stock upon termination of the NEO's employment, see the information set forth in "Potential
     Payments Upon Termination or Change in Control" on pages 18 through 23.

(3) The market value of stock awards is based on the closing price of our Class A common stock on December 29, 2006, which was $2.89.

(4) The unvested options granted to Mr. Graziano set forth in this column vest in 11 equal quarterly installments beginning on February 1, 2007, with the last quarterly vesting scheduled to occur on August 1, 2009. For information regarding the vesting of Mr. Graziano's options, see the information set forth in "Potential Payments Upon Termination or Change in Control" on page 23.

OPTION EXERCISES AND STOCK VESTED DURING FISCAL YEAR 2006

     There were no options or other derivative securities exercised in 2006 by any of our NEOs. None of the stock awards granted to our NEOs vested in 2006.

PENSION BENEFITS AT FISCAL YEAR 2006 YEAR END

     We do not maintain any pension or retirement plans for our NEOs.

NONQUALIFIED DEFERRED COMPENSATION FOR FISCAL YEAR 2006

     We do not provide any nonqualified defined contribution or other deferred compensation plans to our NEOs.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

     The tables below show potential payments to each of the NEOs under existing contracts, agreements, plans or arrangements, whether written or unwritten, upon different termination scenarios. The amounts shown assume that such termination was effective as of December 31, 2006, and are estimates of the amounts which would have been paid out to the NEOs upon their termination at such date. The actual amounts to be paid out can only be determined at the time of such NEO's actual separation from the Company.

     The amounts shown in these tables do not include payments and benefits to the extent they are provided on a non-discriminatory basis to salaried employees generally upon termination of employment such as accrued salary and vacation pay, and disability benefits (if applicable). The amounts shown in these tables also do not reflect amounts that would be payable to the NEOs that are already vested.

     Certain arrangements with our NEOs discussed above provide for the acceleration of vesting of unvested equity awards upon a change of control. These tables include in the applicable columns the value of the gain realized if the NEO were to exercise all unvested equity awards on the date of termination, based on the price of our Class A common stock on December 29, 2006 ($2.89).

CHAIRMAN, PRESIDENT AND CEO -- THOMAS MURAWSKI

                                  TERMINATION                                                             RESIGNATION  RESIGNATION
                                      UPON                                   TERMINATION    TERMINATION       FOR          FOR
                                  RESIGNATION                               WITHOUT CAUSE  WITHOUT CAUSE  GOOD REASON  GOOD REASON
                     TERMINATION  (OTHER THAN   TERMINATION    TERMINATION   AND WITHOUT      AND WITH    AND WITHOUT   AND WITH
EXECUTIVE PAYMENTS       WITH       FOR GOOD       UPON           UPON       CHANGE OF      CHANGE OF     CHANGE OF    CHANGE OF
UPON TERMINATION      CAUSE ($)   REASON) ($)  DISABILITY ($)   DEATH ($)    CONTROL ($)    CONTROL ($)   CONTROL ($)  CONTROL ($)
------------------   -----------  -----------  --------------  -----------  -------------  -------------  -----------  -----------
Severance Payments        -0           -0        230,088(1)     120,900(2)    483,600(3)     483,600(3)   483,600(3)     483,600(3)

Executive Incentive
   Plan(4)                -0           -0             -0             -0       362,700        362,700      362,700        362,700

Continuation of
   Medical Benefits(5)    -0           -0             -0             -0         8,346          8,346        8,346          8,346

Continuation of
   401(k) Plan Match(6)   -0           -0             -0             -0         7,314          7,314        7,314          7,314

Acceleration of
   Unvested
   Restricted Stock(7)    -0           -0             -0             -0            -0         85,428           -0         85,428

Sale of the Company
   Fee (4)(8)             -0           -0             -0             -0            -0      1,394,152           -0      1,394,152

Tax Gross-Up(9)           -0           -0             -0             -0            -0        834,000           -0        834,000

Total                     -0           -0        230,088        120,900       861,960(10)  3,175,540(10)  861,960(10)  3,175,540(10)

For purposes of the foregoing table, we have assumed that Mr. Murawski's compensation is as follows: current base salary is equal to $483,600 and target annual incentive bonus is equal to 75% of base salary.

(1) Upon termination due to Mr. Murawski's disability, he would be entitled to the difference between disability insurance benefits and full salary for six months.

(2) Upon his death, Mr. Murawski's estate would receive his base salary for three months.

(3) This amount will be paid out over 12 months, if Mr. Murawski elects to continue to receive the benefits indicated in footnotes 5 and 6. At Mr. Murawski's election, he can forego the benefits indicated in footnotes 5 and 6, and receive this amount as a lump sum payment.

(4)  Payable in a lump sum.

(5) This amount is only payable if Mr. Murawski elects to receive the amount indicated in footnote 3 over time, instead of in a lump sum.

(6) This amount is only payable if Mr. Murawski elects to receive the amount indicated in footnote 3 over time, instead of in a lump sum.

(7) Represents the value of Mr. Murawski's unvested restricted stock, which would become fully vested and exercisable if such termination is within three months before or six months after a change of control.

(8) The assumptions used to calculate the sale of the Company fee include the following: (i) a sale of the Company occurred on March 30, 2007; (ii) Mr. Murawski was terminated without cause or resigned for good reason on December 31, 2006; (iii) the fair market value of the consideration received by the holders of our Class A common stock in the transaction was equal to the product of (A) the price of our Class A common stock on March 30, 2007 ($5.07), times (B) the number of shares of our Class A common stock outstanding on March 30, 2007 (10,999,213).

(9) The assumptions used to calculate the excise tax gross-up include the following: (i) a sale of the Company occurred on March 30, 2007; (ii) Mr. Murawski was terminated without cause or resigned for good reason on December 31, 2006; (iii) the combined state and federal tax rate for Mr. Murawski was 40%; and (iv) the excise tax rate was 20%.

(10) The amounts indicated in footnotes 5 and 6 are only included in this total if Mr. Murawski elects to receive the amount indicated in footnote 3 over time, instead of in a lump sum.

VICE PRESIDENT AND CFO -- MICHAEL DOYLE

                             TERMINATION                                                                              RESIGNATION
                                 UPON                                   TERMINATION    TERMINATION   RESIGNATION FOR    FOR GOOD
EXECUTIVE                    RESIGNATION                               WITHOUT CAUSE  WITHOUT CAUSE    GOOD REASON     REASON AND
PAYMENTS        TERMINATION  (OTHER THAN    TERMINATION   TERMINATION   AND WITHOUT      AND WITH      AND WITHOUT        WITH
UPON                WITH       FOR GOOD        UPON          UPON        CHANGE OF      CHANGE OF       CHANGE OF      CHANGE OF
TERMINATION      CAUSE ($)   REASON) ($)  DISABILITY ($)   DEATH ($)    CONTROL ($)    CONTROL ($)     CONTROL ($)    CONTROL ($)
-----------     -----------  -----------  --------------  -----------  -------------  -------------  ---------------  -----------
Severance
   Payments(1)       -0           -0            -0             -0        122,500        122,500             -0         122,500

Executive
   Incentive
    Plan(2)          -0           -0            -0             -0         73,500(3)      73,500(3)      73,500(4)       73,500(4)

Acceleration
   of Unvested
   Equity
   Awards(5)         -0           -0            -0             -0             -0         43,281             -0          43,281

Total                -0           -0            -0             -0        196,000(6)     239,281(6)      73,500(4)      239,281(7)

For purposes of the foregoing table, we have assumed that Mr. Doyle's compensation is as follows: current base salary is equal to $245,000 and target annual incentive bonus is equal to 30% of base salary.

(1) Paid in equal installments over six months. However, in order to comply with the requirements of Section 409A of the Code, we have the right either
     (i) to cause all severance payments to Mr. Doyle to be paid by March 15 of the calendar year following the calendar year in which the termination date occurs (with any installments that are scheduled to be paid after such March 15 date being paid in a lump sum prior to such date), or (ii) if it is not practicable to make all of such payments prior to such March 15 date, to provide that none of such payments will commence prior to such March 15 date and the total severance amount will be paid in one lump sum on the date that is one day after six months after Mr. Doyle's termination date.

(2)  Payable in a lump sum.

(3) Under the terms of the 2006 Executive Incentive Plan, employees terminated prior to the payout date are not eligible for payment of any award under the Plan unless the termination is due to an economic reduction in force. Mr. Doyle would only be entitled to receive the amount shown if his termination without cause was due to an economic reduction in force, in which case, this amount would be paid as a lump sum.

(4) Under the terms of the 2006 Executive Incentive Plan, employees terminating prior to the payout date are not eligible for payment of any award under the Plan unless such resignation is due to retirement. Mr. Doyle would only be entitled to receive the amount shown if his resignation for good reason also constituted his retirement, in which case, this amount would be paid as a lump sum.

(5) Represents the value of Mr. Doyle's unvested restricted stock, which would become fully vested and exercisable if such termination is within three months before or six months after a change of control.

(6) Would only include the amount indicated in footnote 3 if Mr. Doyle's termination without cause was due to an economic reduction in force.

(7) Would only include the amount indicated in footnote 4 if Mr. Doyle's resignation for good reason also constituted his retirement.

The foregoing payments are conditioned on Mr. Doyle's execution and delivery of our standard separation agreement and release in effect at the time of termination, and Mr. Doyle's not revoking such agreement within any period of revocation under applicable law. The foregoing payments are further conditioned on Mr. Doyle's continued compliance with any applicable obligations regarding confidentiality, intellectual property and non-competition contained in his employment agreement or in other agreements between Mr. Doyle and us. We have the right to recoup any of the foregoing payments previously made in the event that Mr. Doyle fails to comply with such obligations.

EXECUTIVE VICE PRESIDENT AND GENERAL MANAGER -- RICHARD GOODING

                             TERMINATION                                                                              RESIGNATION
                                 UPON                                   TERMINATION    TERMINATION   RESIGNATION FOR    FOR GOOD
EXECUTIVE                    RESIGNATION                               WITHOUT CAUSE  WITHOUT CAUSE    GOOD REASON     REASON AND
PAYMENTS        TERMINATION  (OTHER THAN    TERMINATION   TERMINATION   AND WITHOUT      AND WITH      AND WITHOUT        WITH
UPON                WITH       FOR GOOD        UPON           UPON       CHANGE OF      CHANGE OF       CHANGE OF      CHANGE OF
TERMINATION      CAUSE ($)   REASON) ($)  DISABILITY ($)   DEATH ($)    CONTROL ($)    CONTROL ($)     CONTROL ($)    CONTROL ($)
-----------     -----------  -----------  --------------  -----------  -------------  -------------  ---------------  -----------
Severance
   Payments(1)       -0           -0            -0             -0        106,000        106,000              -0        106,000

Executive
   Incentive
   Plan (2)          -0           -0            -0             -0        106,000(3)     106,000(3)      106,000(4)     106,000(4)

Acceleration
   of
   Unvested
   Equity
   Awards(5)         -0           -0            -0             -0             -0         37,449              -0         37,449

Total                -0           -0            -0             -0        212,000(6)     249,449(6)      106,000(4)     249,449(7)

For purposes of the foregoing table, we have assumed that Mr. Gooding's compensation is as follows: current base salary is equal to $212,000 and target annual incentive bonus is equal to 50% of base salary.

(1) Paid in equal installments over six months. However, in order to comply with the requirements of Section 409A of the Code, we have the right either
     (i) to cause all severance payments to Mr. Gooding to be paid by March 15 of the calendar year following the calendar year in which the termination date occurs (with any installments that are scheduled to be paid after such March 15 date being paid in a lump sum prior to such date), or (ii) if it is not practicable to make all of such payments prior to such March 15 date, to provide that none of such payments will commence prior to such March 15 date and the total severance amount will be paid in one lump sum on the date that is one day after six months after Mr. Gooding's termination date.

(2)  Payable in a lump sum.

(3) Under the terms of the 2006 Executive Incentive Plan, employees terminated prior to the payout date are not eligible for payment of any award under the Plan unless the termination is due to an economic reduction in force. Mr. Gooding would only be entitled to receive the amount shown if his termination without cause was due to an economic reduction in force, in which case, this amount would be paid as a lump sum.

(4) Under the terms of the 2006 Executive Incentive Plan, employees terminating prior to the payout date are not eligible for payment of any award under the Plan unless such resignation is due to retirement. Mr. Gooding would only be entitled to receive the amount shown if his resignation for good reason also constituted his retirement, in which case, this amount would be paid as a lump sum.

(5) Represents the value of Mr. Gooding's unvested restricted stock, which would become fully vested and exercisable if such termination is within three months before or six months after a change of control.

(6) Would only include the amount indicated in footnote 3 if Mr. Gooding's termination without cause was due to an economic reduction in force.

(7) Would only include the amount indicated in footnote 4 if Mr. Gooding's resignation for good reason also constituted his retirement.

The foregoing payments are conditioned on Mr. Gooding's execution and delivery of our standard separation agreement and release in effect at the time of termination, and Mr. Gooding's not revoking such agreement within any period of revocation under applicable law. The foregoing payments are further conditioned on Mr. Gooding's continued compliance with any applicable obligations regarding confidentiality, intellectual property and non-competition contained in his employment agreement or in other agreements between Mr. Gooding and us. We have the right to recoup any of the foregoing payments previously made in the event that Mr. Gooding fails to comply with such obligations.

EXECUTIVE VICE PRESIDENT AND GENERAL MANAGER -- GARY MACPHEE

                             TERMINATION                                                                              RESIGNATION
                                 UPON                                   TERMINATION    TERMINATION   RESIGNATION FOR    FOR GOOD
EXECUTIVE                    RESIGNATION                               WITHOUT CAUSE  WITHOUT CAUSE    GOOD REASON     REASON AND
PAYMENTS        TERMINATION  (OTHER THAN    TERMINATION   TERMINATION   AND WITHOUT      AND WITH      AND WITHOUT        WITH
UPON                WITH       FOR GOOD        UPON           UPON       CHANGE OF      CHANGE OF       CHANGE OF      CHANGE OF
TERMINATION      CAUSE ($)   REASON) ($)  DISABILITY ($)   DEATH ($)    CONTROL ($)    CONTROL ($)     CONTROL ($)    CONTROL ($)
-----------     -----------  -----------  --------------  -----------  -------------  -------------  ---------------  -----------
Severance
   Payments(1)       -0           -0            -0             -0        110,500        110,500              -0        110,500

Executive
   Incentive
   Plan(2)           -0           -0            -0             -0        110,500(3)     110,500(3)      110,500(4)     110,500(4)

Acceleration
   of
   Unvested
   Equity
   Awards(5)         -0           -0            -0             -0             -0         39,041              -0         39,041

Total                -0           -0            -0             -0        221,000(6)     260,041(6)      110,500(4)     260,041(7)

For purposes of the foregoing table, we have assumed that Mr. MacPhee's compensation is as follows: current base salary is equal to $221,000 and target annual incentive bonus is equal to 50% of base salary.

(1) Paid in equal installments over six months. However, in order to comply with the requirements of Section 409A of the Code, we have the right either
     (i) to cause all severance payments to Mr. MacPhee to be paid by March 15 of the calendar year following the calendar year in which the termination date occurs (with any installments that are scheduled to be paid after such March 15 date being paid in a lump sum prior to such date), or (ii) if it is not practicable to make all of such payments prior to such March 15 date, to provide that none of such payments will commence prior to such March 15 date and the total severance amount will be paid in one lump sum on the date that is one day after six months after Mr. MacPhee's termination date.

(2)  Payable in a lump sum.

(3) Under the terms of the 2006 Executive Incentive Plan, employees terminated prior to the payout date are not eligible for payment of any award under the Plan unless the termination is due to an economic reduction in force. Mr. MacPhee would only be entitled to receive the amount shown if his termination without cause was due to an economic reduction in force, in which case, this amount would be paid as a lump sum.

(4) Under the terms of the 2006 Executive Incentive Plan, employees terminating prior to the payout date are not eligible for payment of any award under the Plan unless such resignation is due to retirement. Mr. MacPhee would only be entitled to receive the amount shown if his resignation for good reason also constituted his retirement, in which case, this amount would be paid as a lump sum.

(5) Represents the value of Mr. MacPhee's unvested restricted stock, which would become fully vested and exercisable if such termination is within three months before or six months after a change of control.

(6) Would only include the amount indicated in footnote 3 if Mr. MacPhee's termination without cause was due to an economic reduction in force.

(7) Would only include the amount indicated in footnote 4 if Mr. MacPhee's resignation for good reason also constituted his retirement.

The foregoing payments are conditioned on Mr. MacPhee's execution and delivery of our standard separation agreement and release in effect at the time of termination, and Mr. MacPhee's not revoking such agreement within any period of revocation under applicable law. The foregoing payments are further conditioned on Mr. MacPhee's continued compliance with any applicable obligations regarding confidentiality, intellectual property and non-competition contained in his employment agreement or in other agreements between Mr. MacPhee and us. We have the right to recoup any of the foregoing payments previously made in the event that Mr. MacPhee fails to comply with such obligations.

SENIOR VICE PRESIDENT OF CORPORATE DEVELOPMENT -- FRANK GRAZIANO

                             TERMINATION                                                                              RESIGNATION
                                 UPON                                   TERMINATION    TERMINATION   RESIGNATION FOR    FOR GOOD
EXECUTIVE                    RESIGNATION                               WITHOUT CAUSE  WITHOUT CAUSE    GOOD REASON     REASON AND
PAYMENTS        TERMINATION  (OTHER THAN    TERMINATION   TERMINATION   AND WITHOUT      AND WITH      AND WITHOUT        WITH
UPON                WITH       FOR GOOD        UPON           UPON       CHANGE OF      CHANGE OF       CHANGE OF      CHANGE OF
TERMINATION      CAUSE ($)   REASON) ($)  DISABILITY ($)   DEATH ($)    CONTROL ($)    CONTROL ($)     CONTROL ($)    CONTROL ($)
-----------     -----------  -----------  --------------  -----------  -------------  -------------  ---------------  -----------
Severance
   Payments(1)       -0           -0            -0             -0        104,900        104,900             -0         104,900

Executive
   Incentive
   Plan(2)           -0           -0            -0             -0         62,940(3)      62,940(3)      62,940(4)       62,940(4)

Acceleration
   of
   Unvested
   Equity
   Awards(5)         -0           -0            -0             -0             -0         37,061             -0          37,061

Total                -0           -0            -0             -0        167,840(6)     204,901(6)      62,940(4)      204,901(7)

For purposes of the foregoing table, we have assumed that Mr. Graziano's compensation is as follows: current base salary is equal to $209,800 and target annual incentive bonus is equal to 30% of base salary.

(1) Paid in equal installments over six months. However, in order to comply with the requirements of Section 409A of the Code, we have the right either
     (i) to cause all severance payments to Mr. Graziano to be paid by March 15 of the calendar year following the calendar year in which the termination date occurs (with any installments that are scheduled to be paid after such March 15 date being paid in a lump sum prior to such date), or (ii) if it is not practicable to make all of such payments prior to such March 15 date, to provide that none of such payments will commence prior to such March 15 date and the total severance amount will be paid in one lump sum on the date that is one day after six months after Mr. Graziano's termination date.

(2)  Payable in a lump sum.

(3) Under the terms of the 2006 Executive Incentive Plan, employees terminated prior to the payout date are not eligible for payment of any award under the Plan unless the termination is due to an economic reduction in force. Mr. Graziano would only be entitled to receive the amount shown if his termination without cause was due to an economic reduction in force, in which case, this amount would be paid as a lump sum.

(4) Under the terms of the 2006 Executive Incentive Plan, employees terminating prior to the payout date are not eligible for payment of any award under the Plan unless such resignation is due to retirement. Mr. Graziano would only be entitled to receive the amount shown if his resignation for good reason also constituted his retirement, in which case, this amount would be paid as a lump sum.

(5) Represents the value of Mr. Graziano's unvested stock options and restricted stock, which would become fully vested and exercisable if such termination is within three months before or six months after a change of control.

(6) Would only include the amount indicated in footnote 3 if Mr. Graziano's termination without cause was due to an economic reduction in force.

(7) Would only include the amount indicated in footnote 4 if Mr. Graziano's resignation for good reason also constituted his retirement.

The foregoing payments are conditioned on Mr. Graziano's execution and delivery of our standard separation agreement and release in effect at the time of termination, and Mr. Graziano not revoking such agreement within any period of revocation under applicable law. The foregoing payments are further conditioned on Mr. Graziano's continued compliance with any applicable obligations regarding confidentiality, intellectual property and non-competition contained in his employment agreement or in other agreements between Mr. Graziano and us. We have the right to recoup any of the foregoing payments previously made in the event that Mr. Graziano fails to comply with such obligations.

COMPENSATION OF DIRECTORS IN FISCAL YEAR 2006

     As described more fully below, the following table sets forth a summary of the compensation earned by our directors for the fiscal year ended December 31, 2006, other than our CEO, Mr. Murawski, who does not receive any additional compensation for his role as director.

                   FEES EARNED OR     OPTION
NAME                PAID IN CASH    AWARDS (1)    TOTAL
----               --------------   ----------   -------
Robert J. Casale       $28,000      $ 8,498 (2)  $36,498
Steven Duff             21,500        3,488 (3)   24,988
Peter J. Holzer         28,500        9,919 (4)   38,419
George Knapp            42,500        8,498 (5)   50,998
Dennis Raney            36,000        8,498 (6)   44,498
John C. Petrillo        31,500       10,292 (7)   41,792
Eric Zahler             32,500        9,919 (8)   42,419

----------
(1) Represents the compensation expense of option awards recognized by us, before forfeitures, under FAS 123R for the 2006 fiscal year, rather than amounts paid to or realized by the named individual, and includes expense recognized for awards granted prior to 2006. Please refer to Note 15 to our consolidated financial statements in the 2006 Form 10-K for the underlying assumptions for this expense. There can be no assurance that options will be exercised (in which case no value will be realized by the individual) or that the value on exercise will approximate the compensation expense recognized by us. The grant date fair value of the options granted to each non-employee director during 2006 was $4,500, except for Mr. Duff, for whom it was $16,200 for the options granted on April 13, 2006, and $4,500 for the options granted on June 20, 2006.

(2) Consists of $2,199, $1,541, $4,159 and $599, representing the compensation expense incurred by us in fiscal year 2006 in connection with grants of options to Mr. Casale to purchase 4,000, 1,000, 4,000 and 2,000 shares of our Class A common stock on May 14, 2002, June 15, 2004, June 21, 2005 and June 20, 2006, respectively, calculated in accordance with FAS 123R. At fiscal year end the aggregate number of option awards outstanding for Mr. Casale was 11,000.

(3) Consists of $2,889 and $599, representing the compensation expense incurred by us in fiscal year 2006 in connection with grants of options to Mr. Duff to purchase 6,000 and 2,000 shares of our Class A common stock on April 13, 2006 and June 20, 2006, respectively, calculated in accordance with FAS 123R. At fiscal year end the aggregate number of option awards outstanding for Mr. Duff was 8,000.

(4) Consists of $5,161, $4,159 and $599, representing the compensation expense incurred by us in fiscal year 2006 in connection with grants of options to Mr. Holzer to purchase 4,000, 4,000 and 2,000 shares of our Class A common stock on February 8, 2005, June 21, 2005 and June 20, 2006, respectively, calculated in accordance with FAS 123R. At fiscal year end the aggregate number of option awards outstanding for Mr. Holzer was 10,000.

(5) Consists of $2,199, $1,541, $4,159 and $599, representing the compensation expense incurred by us in fiscal year 2006 in connection with grants of options to Mr. Knapp to purchase 4,000, 1,000, 4,000 and 2,000 shares of our Class A common stock on May 14, 2003, June 15, 2004, June 21, 2005 and June 20, 2006, respectively, calculated in accordance with FAS 123R. At fiscal year end the aggregate number of option awards outstanding for Mr. Knapp was 11,000.

(6) Consists of $2,199, $1,541, $4,159 and $599, representing the compensation expense incurred by us in fiscal year 2006 in connection with grants of options to Mr. Raney to purchase 4,000, 1,000, 4,000 and 2,000 shares of our Class A common stock on May 14, 2003, June 15, 2004, June 21, 2005 and June 20, 2006, respectively, calculated in accordance with FAS 123R. At fiscal year end the aggregate number of option awards outstanding for Mr. Raney was 11,000.

(7) Consists of $5,534, $4,159 and $599, representing the compensation expense incurred by us in fiscal year 2006 in connection with grants of options to Mr. Petrillo to purchase 4,000, 4,000 and 2,000 shares of our Class A common stock on January 14, 2005, June 21, 2005 and June 20, 2006, respectively, calculated in accordance with FAS 123R. At fiscal year end the aggregate number of option awards outstanding for Mr. Petrillo was 10,000.

(8) Consists of $5,161, $4,159 and $599, representing the compensation expense incurred by us in fiscal year 2006 in connection with grants of options to Mr. Zahler to purchase 4,000, 4,000 and 2,000 shares of our Class A common stock on February 8, 2005, June 21, 2005 and June 20, 2006, respectively, calculated in accordance with FAS 123R. At fiscal year end the aggregate number of option awards outstanding for Mr. Zahler was 10,000.

     We use a combination of cash and stock-based incentive compensation to attract and retain qualified candidates to serve on the Board.

     Cash Compensation. Other than reimbursing customary and reasonable expenses of attending meetings of the Board or any of its Committees, Mr. Murawski, our Chairman, President and CEO, receives no additional compensation for serving as a director or as a member of any Committee of the Board. Under our current arrangements, in addition to reimbursement for reasonable travel and other expenses in connection with attending meetings of the Board, each non-employee director is entitled to receive cash compensation in accordance with the following schedule:

Board of Directors:

Annual retainer                     $15,000
Meeting fee-attendance in person    $ 1,000
Meeting fee-telephonic attendance   $   500

Committees:

Annual retainer                     $ 4,000
Meeting fee-attendance in person    $ 1,000
Meeting fee-telephonic attendance   $   500

     Equity Compensation. In addition to cash compensation for services as a member of the Board, each non-employee director also receives options to purchase shares of our Class A common stock. These options are granted both upon joining the Board and on an annual basis in line with recommendations by the Compensation Committee.

          Initial Grant. Under our previous arrangement, upon initial election or appointment to our Board, each non-employee director received an option to purchase 4,000 shares of our Class A common stock. In 2005, the amount of this initial grant was increased, so that upon initial election or appointment to our Board, each non-employee director was to receive an option to purchase 6,000 shares of our Class A common stock. Accordingly, each incumbent director serving at the time this increase was adopted by the Compensation Committee was awarded an option to purchase an additional 2,000 shares of our Class A common stock.

          Annual Grant. On the date of each annual meeting of stockholders, each non-employee director re-elected to our Board receives an option to purchase 2,000 shares of our Class A common stock. Each option grant has an exercise price equal to the closing price of our Class A common stock on The NASDAQ Capital Market on the last trading day prior to the date of grant. The option grants vest in an amount equal to 25% on the first anniversary of the date of the grant, with the remaining amount vesting in successive equal, quarterly installments of 8.33% over the three year period after such first anniversary, subject to continued Board service on the vesting date. If a change of control occurs and the director does not continue to serve as a director of the surviving corporation or its parent entity, then the portion of his options that would have vested in that vesting year (25%) will vest immediately upon the change of control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS

     The following table sets forth the beneficial ownership of our Class A common stock as of March 31, 2007, for (a) each stockholder known by us to own beneficially more than 5% of our Class A common stock; (b) each of our directors; (c) each executive officer named in the Summary Compensation Table; and (d) all of our current directors and executive officers as a group. Unless otherwise indicated, the address for each director and current executive officer is c/o EasyLink Services Corporation, 33 Knightsbridge Road, Piscataway, New Jersey 08854.

                                                                 AMOUNT AND NATURE OF BENEFICIAL
                                                                          OWNERSHIP (1)
                                                  ------------------------------------------------------------
                                                     SHARES                                       PERCENTAGE
                                                  BENEFICIALLY   RIGHT TO ACQUIRE               OF OUTSTANDING
NAME                                                  OWNED            (2)            TOTAL     SHARES (%) (3)
----                                              ------------   ----------------   ---------   --------------
The Clark Estates, Inc.                           1,903,094                --       1,903,094       17.03
   One Rockefeller Center, 31st Floor
   New York, New York 10020 (4)
Lawrence Auriana                                  1,024,000                --       1,024,000        9.31
   140 East 45th Street, 43rd Floor
   New York, New York 10017
Thomas Murawski                                      40,685(5)        379,352         420,008        3.82
Robert J. Casale                                      6,451             6,436          12,887            *
Stephen Duff (6)                                      3,065             1,500           4,565            *
Peter J. Holzer                                      32,258             4,000          36,258            *
George Knapp                                          8,064             6,436          14,500            *
Dennis Raney                                          8,700             6,436          15,136            *
John C. Petrillo                                     16,129             4,000          20,129            *
Eric Zahler                                          20,000             4,000          24,000            *
Michael Doyle                                        17,902(7)         36,000          53,902            *
Richard Gooding                                       8,389(8)         45,100          53,490            *
Gary MacPhee                                          9,912(9)         61,000          70,912            *
Frank Graziano                                       22,754(10)        37,903          60,657            *
All current directors and executive officers as
   a group (12 persons) (11)                        194,281           592,163         786,444        7.15

----------
*    Less than 1%.

(1) Based on information supplied by our officers, directors and principal stockholders and on any Schedules 13D or 13G filed with the SEC. Beneficial ownership is determined in accordance with rules of the SEC, and includes generally voting power and/or investment power with respect to securities. Shares of our Class A common stock subject to options or warrants currently exercisable or exercisable within 60 days of March 31, 2007 are deemed to be outstanding for computing the percentage ownership of the person holding such securities, but not for computing the percentage ownership of any other person. Except as indicated by footnote, and subject to community property laws where applicable, we believe that the persons named in this table, based on information provided by such persons, have sole voting and investment power with respect to the shares of stock shown as beneficially owned by them.

(2) Consists solely of shares issuable upon the exercise of outstanding options exercisable within the 60-day period following March 31, 2007.

(3)  Based on 10,999,213 shares outstanding on March 31, 2007.

(4) Consists of shares held by Federal Partners, L.P. The Clark Estates, Inc. provides management and administrative services to Federal Partners, L.P. and has sole power to vote or to direct the vote and to dispose of or direct the disposition of all of the shares owned by Federal Partners, L.P. See "Certain Relationships and Related Transactions."

(5) Includes 8,143 shares held by our 401(k) Savings Plan for Mr. Murawski's account pursuant to the employer matching contribution feature of the plan.

(6) Does not include shares owned by The Clark Estates, Inc. (see footnote 4), of which Mr. Duff is Chief Investment Officer, or shares owned by Federal Partners, L.P., of which Mr. Duff is both a limited partner and the Treasurer of the general partner. Mr. Duff disclaims beneficial ownership of any shares held by The Clark Estates, Inc. or by Federal Partners, L.P. other than 3,055 shares over which Mr. Duff has beneficial ownership through his limited partnership interest in Federal Partners, L.P.

(7) Includes 4,419 shares held by our 401(k) Savings Plan for Mr. Doyle's account pursuant to the employer matching contribution feature of the plan. Mr. Doyle currently has the power to divest only 1/3 of these shares while they are held by the 401(k) Savings Plan.

(8) Includes 6,637 shares held by our 401(k) Savings Plan for Mr. Gooding's account pursuant to the employer matching contribution feature of the plan. Also includes 140 shares held by Mr. Gooding's wife. Mr. Gooding disclaims beneficial ownership of the shares held by his wife.

(9) Includes 6,687 shares held by our 401(k) Savings Plan for Mr. MacPhee's account pursuant to the employer matching contribution feature of the plan. Mr. MacPhee currently has the power to divest only 1/3 of these shares while they are held by the 401(k) Savings Plan.

(10) Includes 6,425 shares held by our 401(k) Savings Plan for Mr. Graziano's account pursuant to the employer matching contribution feature of the plan. Mr. Graziano currently has the power to divest only 1/3 of these shares while they are held by the 401(k) Savings Plan.

(11) Includes information contained in the footnotes above, as applicable. None of these individuals has pledged shares of our Class A common stock as security.

     We are not aware of any arrangements that may at a subsequent date result in a change in control of the Company. However, as previously noted above, we announced on January 19, 2007 that the Board had formed a special committee of independent directors to evaluate strategic alternatives, which could include a potential business combination transaction.

     Information required by this Item 12 with respect to Equity Compensation Plan Information and Non-Security Holder-Approved Equity Compensation Plans is set forth under in Part II, Item 5 of the 2006 Form 10-K.

                                PERFORMANCE GRAPH

     The graph below provides an indication of our cumulative total stockholder returns as compared with the Nasdaq Stock Market (U.S.) Index and a self-determined peer group (the "Peer Group"). The graph covers the period beginning December 31, 2001, through December 31, 2006. The graph assumes $100 was invested in each of our Class A common stock, the Nasdaq Stock Market (U.S.) Index and the Peer Group on December 31, 2001 (based upon the closing price of each). Total Return assumes reinvestment of dividends.

               Cumulative Total Return from December 31, 2001 to
               December 31, 2006 of Easylink Class A Common Stock
                      The Nasdaq Stock Market (U.S.) Index
                                 and Peer Group

                               (PERFORMANCE GRAPH)

   DATE      EASYLINK SERVICES CORPORATION   PEER GROUP   NASDAQ MARKET INDEX
   ----      -----------------------------   ----------   -------------------
12/31/2001                 100                    100              100
12/31/2002               13.06                  57.51            68.47
12/31/2003               30.41                 133.63           102.72
12/31/2004               29.39                 157.66           111.54
12/31/2005               18.16                 186.92           113.07
12/31/2006               11.80                 213.90           123.84

     The Peer Group included the following companies: Descartes Systems Group, Internet Commerce Corporation, J2 Global Communications, Captiva Software Corporation (through December 31, 2004), Premiere Global Services, Inc., and Tumbleweed Communications.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
     INDEPENDENCE

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Our Audit Committee reviews and approves in advance all related party transactions in accordance with its written charter.

COMMON STOCK FINANCING

     On April 13, 2006, we entered into a common stock purchase agreement and a registration rights agreement with certain of our existing stockholders (including, among others, Federal Partners, L.P., Lawrence Auriana and members of our Board and management). Under the terms of the common stock purchase agreement, we raised an aggregate of approximately $5.4 million in exchange for the issuance of approximately 1.8 million shares of our Class A common stock. Of the total $5.4 million, approximately $4.9 million was raised from non-management investors and approximately $0.5 million from our Board members and key members of our senior management. Purchases by non-management investors were at $0.60 per share, while purchases by our Board members and senior management were at $0.62, which is equal to the most recent closing bid price prior to the execution and delivery of the agreement. The common stock purchase agreement contained a condition to closing that members of our Board and management commit to purchase at least $500,000 of Class A common stock under the agreement at a price not less than the most recent closing bid price.

     Under the terms of the registration rights agreement, we agreed to prepare and file on or before December 31, 2006 a registration statement covering the resale of the shares of Class A common stock issued in the financing. We have delayed the filing of this registration statement pending the outcome of the evaluation of the special committee of independent directors regarding strategic alternatives.

     Federal Partners, L.P. purchased approximately 820,000 shares of our Class A common stock in the financing, raising its ownership to approximately 1.9 million shares, or 17.5% of our total shares outstanding. Lawrence Auriana purchased 500,000 shares of our Class A common stock under the common stock purchase agreement, raising his ownership to approximately 9.4% of our total shares outstanding.

     Members of the Board, NEOs and other members of management purchased shares in the financing as follows:

NAME                                              TITLE                        PURCHASE PRICE ($)   NUMBER OF SHARES
----                          ----------------------------------------------   ------------------   ----------------
Robert J. Casale              Director                                              $ 20,000               6,451
Peter J. Holzer               Director                                               100,000              32,258
George Knapp                  Director                                                25,000               8,064
John C. Petrillo              Director                                                50,000              16,129
Eric Zahler                   Director                                                62,000              20,000
Thomas Murawski               Chairman, President and CEO; Director                  100,000              32,258
Michael Doyle                 Vice President and CFO                                  32,500              10,483
Richard Gooding               Executive Vice President and General Manager             5,000               1,612
Gary MacPhee                  Executive Vice President and General Manager            10,000               3,225
Frank Graziano                Senior Vice President of Corporate Development          50,000              16,129
Other Members of Management                                                           70,000              22,578
                                                                                    --------             -------
Total                                                                                524,500             169,187

     Mr. Duff is Chief Investment Officer of The Clark Estates, Inc. and is Treasurer of the general partner of, and a limited partner of, Federal Partners, L.P. Federal Partners, L.P. is the beneficial holder of shares of our Class A common stock. In connection with a senior convertible notes financing completed on January 8, 2001, we granted to Federal Partners, L.P. the right to designate one director to our Board so long as Federal Partners, L.P. and other persons associated with it own at least 60,000 shares of our Class A common stock. Federal Partners, L.P. designated Mr. Duff in connection with the common stock financing described above, and he was appointed to our Board on April 13, 2006. Through his limited partnership interest in Federal Partners, L.P., Mr. Duff has an indirect interest in 3,055 shares of the Class A common stock held by Federal Partners, L.P.

DIRECTOR INDEPENDENCE

     In accordance with the rules and regulations of Nasdaq, the Board affirmatively determines the independence of each director and nominee for election as a director in accordance with guidelines it has adopted, which include all elements of independence under the definition promulgated by Nasdaq.

     Based on these standards, the Board determined that each of Messrs. Casale, Holzer, Knapp, Petrillo, Raney and Zahler is independent under the listing standards of Nasdaq, is a non-employee director as defined in Rule 16(b)-3 under the Exchange Act, and is an outside director as such term is defined with respect to Section 162(m) of the Code.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT AND NON-AUDIT FEES

     The following table presents fees for professional audit services rendered by Grant Thornton, LLP for the audit of our annual consolidated financial statements for the years ended December 31, 2006 and December 31, 2005 and fees billed for other services rendered by Grant Thornton, LLP during those periods.

                       2006        2005
                     --------   ----------
Audit fees           $849,000   $  946,000
Audit-related fees         --           --
Tax fees              144,000      199,000
All other fees             --           --
                     --------   ----------
   Total             $993,000   $1,145,000

     AUDIT FEES

     Audit fees are those fees billed in connection with the audit and review of our financial statements, including services related thereto such as comfort letters, statutory audits, attest services, consents and assistance with and review of documents filed with the SEC. The aggregate amount of audit fees for each of the last two fiscal years was $889,000 in 2006 and $1,208,000 in 2005. Audit fees of $40,000 in 2006 and $262,000 in 2005 were paid to KPMG, LLP, who previously served as our principal independent registered accounting firm until their resignation in June 2005.

     AUDIT-RELATED FEES

     Audit-related fees are assurance and related services that are reasonably related to the performance of the audit of our financial statements. More specifically, these services would include, among others: employee benefit plan audits, due diligence related to mergers and acquisitions, accounting consultations and audits in connection with acquisitions, internal control reviews, attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. During 2006 and 2005, neither Grant Thornton, LLP nor KPMG, LLP provided us with any audit-related services.

     TAX FEES

     The aggregate fees billed for professional services rendered for tax compliance, tax advice and tax planning services for each of the last two fiscal years were $232,000 and $229,000, consisting of $144,000 and $199,000 in 2006 and 2005, respectively, paid to Grant Thornton, LLP; $15,000 and $30,000 in 2006 and 2005, respectively, paid to KPMG, LLP; and $73,000 in 2006 paid to Deloitte.

     ALL OTHER FEES

     No other fees were billed for professional services rendered by Grant Thornton, LLP or KPMG, LLP during the last two fiscal years, except as described below.

     Prior to the appointment of Grant Thornton LLP, Grant Thornton International member firms performed bookkeeping and payroll services for our subsidiaries in France, Germany and Korea. These member firms are considered affiliates of Grant Thornton, LLP. Grant Thornton provided no audit, audit-related or non-audit services to us or any of our subsidiaries or other affiliates prior to its appointment. The fees paid to these member firms for these services were de minimis. We terminated the services of the Grant Thornton International member firms effective July 26, 2005. Prior to the appointment of Grant Thornton, LLP as our independent registered public accounting firm, we consulted with the staff of the SEC's Office of the Chief Accountant concerning these services and the auditor selection process. After such consultation, the Audit Committee and management concluded that Grant Thornton, LLP's independence was not impaired by the involvement of its affiliates with these services.

     Consistent with the policies of the SEC regarding auditor independence, the Audit Committee has responsibility, pursuant to its written charter, for appointing, setting compensation and overseeing the work of our independent registered public accounting firm. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by our independent registered public accounting firm; provided, however, that de minimis non-audit services may instead be approved in accordance with applicable SEC rules. The Audit Committee has not adopted further procedures and policies relating to the pre-approval of audit and non-audit services. All of the fees described above for tax-related services were in connection with engagements approved by the Audit Committee.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b)  EXHIBITS

     Some of the exhibits referenced below are incorporated by reference to filings made by the Company before the date hereof.

2.1+        Agreement and Plan of Merger by and among Mail.com, Inc., ML
            Acquisition Corp., Swift Telecommunications, Inc. ("STI") and George
            Abi Zeid, as sole shareholder of STI, dated as of January 31, 2001
            (Incorporated by reference to Exhibit 2.1 of Mail.com, Inc.'s
            Current Report on Form 8-K filed February 8, 2001)

2.2+        Asset Purchase dated December 14, 2000 between AT&T Corp. and Swift
            Telecommunications, Inc. (Incorporated by reference to Exhibit 2.1 of the registrant's Current Report on Form 8-K filed March 9, 2001)

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

3.1.3 Certificate of Ownership and Merger (Incorporated by reference to Exhibit 3.3 of the registrant's Annual Report on Form 10-K filed
            April 2, 2001)

3.1.4       Certificate of Amendment of Amended and Restated Certificate of
            Incorporation (Incorporated by reference to Exhibit 4.1 of the registrant's Current Report on Form 8-K filed January 22, 2002)

3.1.5       Certificate of Amendment to the Amended and Restated Certificate of
            Incorporation (Incorporated by reference to Exhibit 3.1 of the registrant's Current Report on Form 8-K filed August 25, 2006)

3.1.6       Certificate of Amendment of Amended and Restated Certificate of
            Incorporation, as amended, of the registrant filed June 5, 2001
            (Incorporated by reference to Exhibit 3.1.6 of the registrant's
            Annual Report on Form 10-K filed March 27, 2007)

3.2 By-Laws (Incorporated by reference to Exhibit 10.3 of the registrant's Current Report on Form 8-K filed April 5, 2005)

4.1 Specimen Class A common stock certificate (Incorporated by reference to Exhibit 4.1 to the registrant's Annual Report on Form 10-K filed
            April 1, 2002)

10.1        Thomas Murawski Employment Agreement:

10.1.1 Employment Agreement between the registrant and Thomas Murawski dated February 1, 2002 (Incorporated by reference to Exhibit 10 to
            Amendment No. 1 to the registrant's Registration Statement on Form
            S-3 filed February 20, 2002)

10.1.2 Amendment No. 1 dated as of August 8, 2003 to Employment Agreement between Thomas Murawski and the registrant (Incorporated by reference to Exhibit 10.1 of the registrant's Quarterly Report on Form 10-Q filed August 14, 2003)

10.1.3 Amendment No. 2 dated February 16, 2007 to Employment Agreement between Thomas Murawski and the registrant (Incorporated by reference to Exhibit 10.1 of the registrant's Current Report on Form
            8-K filed February 16, 2007)

10.2        Gerald Gorman Agreements:

10.2.1+ Domain Portfolio Purchase Agreement dated December 23, 2004, by and among the registrant; NJ Domains LLC; and Gerald Gorman
            (Incorporated by reference to Exhibit 10.1 to the registrant's
            Current Report on Form 8-K filed December 28, 2004)

10.2.2      Guaranty of Domain Portfolio Purchase Agreement dated December 23,
            2004, by Gerald Gorman in favor of the registrant (Incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form
            8-K filed December 28, 2004)

10.2.3 Release dated December 23, 2004 by Gerald Gorman in favor of the registrant (Incorporated by reference to Exhibit 10.5 to the registrant's Current Report on Form 8-K filed December 28, 2004)

10.2.4      Release dated December 23, 2004 by the registrant in favor of Gerald
            Gorman (Incorporated by reference to Exhibit 10.6 to the registrant's Current Report on Form 8-K filed December 28, 2004)

10.2.5+     Amendment No. 1 to Domain Portfolio Purchase Agreement dated August
            22, 2005 among the registrant, NJ Domains LLC and Gerald Gorman
            (Incorporated by reference to Exhibit 10.1 to the registrant's
            Current Report on Form 8-K filed August 26, 2005)

10.2.6      Secured Promissory Note dated August 22, 2005 issued by NJ Domains
            LLC in favor of the registrant (Incorporated by reference to Exhibit
            10.2 to the registrant's Current Report on Form 8-K filed August 26,
            2005)

10.2.7      Security Agreement dated August 22, 2005 entered into by NJ Domains
            LLC in favor of the registrant (Incorporated by reference to Exhibit
            10.3 to the registrant's Current Report on Form 8-K filed August 26,
            2005)

10.2.8 Guaranty dated August 22, 2005 issued by Gerald Gorman in favor of the registrant (Incorporated by reference to Exhibit 10.4 to the registrant's Current Report on Form 8-K filed August 26, 2005)

10.3.1 Separation Agreement between the registrant and George Abi Zeid dated January 28, 2005 (Incorporated by reference to Exhibit 10.6 to the registrant's Current Report on Form 8-K filed January 28, 2005)

10.3.2      Reaffirmation Agreement dated as of July 23, 2004, by and among the registrant (f/k/a Mail.com, Inc.), Swift Telecommunications, Inc.
            and George Abi Zeid (Incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q filed August 16,
            2004)

10.4 Employment Agreement between the registrant and Michael A. Doyle dated March 22, 2004 (Incorporated by reference to Exhibit 10.5 to the registrant's Annual Report on Form 10-K filed March 30, 2004)

10.5        Employment Agreement between the registrant and Gary MacPhee dated
            August 28, 2002 (Incorporated by reference to Exhibit 10.5 to the registrant's Annual Report on Form 10-K filed March 31, 2006)

10.6        Employment Agreement between the registrant and Rick Gooding dated
            March 26, 2001 (Incorporated by reference to Exhibit 10.6 to the registrant's Annual Report on Form 10-K filed March 31, 2006)

10.7        2006 Executive Incentive Plan (Incorporated by reference to Exhibit
            10.1 of the registrant's Current Report on Form 8-K filed April 28,
            2006)

10.8        Stock Plans:

10.8.1      EasyLink Services Corporation 2005 Stock and Incentive Plan
            (Incorporated by reference to Appendix A to the registrant's
            Definitive Proxy Statement on Schedule 14A filed May 16, 2005)

10.8.2 EasyLink Services Corporation 2003 Stock Option Plan (Incorporated by reference to Appendix A to the registrant's Definitive Proxy
            Statement on Schedule 14A filed July 1, 2003)

10.8.3 EasyLink Services Corporation 2002 Stock Option Plan (Incorporated by reference to Appendix A to the registrant's Definitive Proxy
            Statement on Schedule 14A filed April 23, 2002)

10.8.4 EasyLink Services Corporation 2001 Stock Option Plan (Incorporated by reference to Appendix B to the registrant's Definitive Proxy
            Statement on Schedule 14A filed April 27, 2001)

10.8.5      Mail.com, Inc. 2000 Stock Option Plan (Incorporated by reference to
            Exhibit 10.1 of Mail.com, Inc.'s Registration Statement on Form S-8
            filed June 19, 2000)

10.8.6 Mail.com, Inc. Supplemental 2000 Stock Option Plan (Incorporated by reference to Exhibit 10.3 of Mail.com, Inc.'s Registration Statement on Form S-8 filed June 19, 2000)

10.8.7 Mail.com, Inc. 1999 Employee Stock Option Plan (Incorporated by reference to Exhibit 10.16 to Amendment No. 1 to Mail.com, Inc.'s
            Registration Statement on Form S-1 filed May 4, 1999)

10.8.8 Mail.com, Inc. Supplemental 1999 Stock Option Plan (Incorporated by reference to Exhibit 10.2 of Mail.com, Inc.'s Registration Statement on Form S-8 filed June 19, 2000)

10.8.9 Mail.com, Inc. 1998 Employee Stock Option Plan (Incorporated by reference to Exhibit 10.15 to Amendment No. 1 to Mail.com, Inc.'s
            Registration Statement on Form S-1 filed May 4, 1999)

10.8.10     Globecomm, Inc. 1997 Stock Option Plan (Incorporated by reference to
            Exhibit 10.14 to Amendment No. 1 to Mail.com, Inc.'s Registration
            Statement on Form S-1 filed May 4, 1999)

10.8.11     Globecomm, Inc. 1996 Stock Option Plan (Incorporated by reference to
            Exhibit 10.13 to Amendment No. 1 to Mail.com, Inc.'s Registration
            Statement on Form S-1 filed May 4, 1999)

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

10.9        Stock Option Agreements:

10.9.1 Form of Stock Option Agreement for options granted under the registrant's stock option plans (version providing 6 month period to exercise following termination for reasons other than cause or performance) (Incorporated by reference to Exhibit 10.30.1 of the registrant's Annual Report on Form 10-K filed April 12, 2005)

10.9.2 Form of Stock Option Agreement for options granted under the registrant's stock option plans (version providing 12 month period to exercise following termination for reasons other than cause or performance) (Incorporated by reference to Exhibit 10.30.2 of the registrant's Annual Report on Form 10-K filed April 12, 2005)

10.9.3 Form of Stock Option Agreement for options granted under the registrant's stock option plans (version providing 18 month period to exercise following termination for reasons other than cause or performance) (Incorporated by reference to Exhibit 10.30.3 of the registrant's Annual Report on Form 10-K filed April 12, 2005)

10.9.4 Form of Stock Option Agreement for options granted under the registrant's stock option plans (version providing 24 month period to exercise following termination for reasons other than cause or performance) (Incorporated by reference to Exhibit 10.30.4 of the registrant's Annual Report on Form 10-K filed April 12, 2005)

10.9.5 Form of Stock Option Agreement for options granted under the registrant's stock option plans (version providing 60 day period to exercise following termination for reasons other than cause or performance) (Incorporated by reference to Exhibit 10.30.5 of the registrant's Annual Report on Form 10-K filed April 12, 2005)

10.9.6      Stock Option Agreement between Mail.com and Gerald Gorman dated
            December 31, 1996 (Incorporated by reference to Exhibit 10.10 to
            Amendment No. 1 to Mail.com, Inc.'s Registration Statement on Form
            S-1 filed May 4, 1999)

10.9.7      Stock Option Agreement between Mail.com. and Gerald Gorman dated
            June 1, 1996 (Incorporated by reference to Exhibit 10.11 to
            Amendment No. 1 to Mail.com, Inc.'s Registration Statement on Form
            S-1 filed May 4, 1999)

10.10       Form of Indemnification Agreement for Directors and Officers
            (Incorporated by reference to Exhibit 10.1 of the registrant's
            Quarterly Report on Form 10-Q filed May 15, 2003)

10.11       Lease Agreement between the registrant and BT Piscataway, LLC dated
            July 23, 2003 relating to leased premises at the registrant's headquarters located at 33 Knightsbridge Road, Piscataway, New
            Jersey (Incorporated by reference to Exhibit 10.33 to the registrant's Annual Report on Form 10-K filed March 30, 2004)

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

10.14       AT&T Corp. Telecommunications Services Agreements:

10.14.1 Amended and Restated Master Carrier Agreement between the registrant and AT&T Corp. dated July 21, 2005 (Incorporated by reference to
            Exhibit 99.1 to the registrant's Current Report on Form 8-K/A filed
            August 10, 2005)

10.14.2     MCA Supplemental Terms & Conditions (Incorporated by reference to
            MCA Supplemental Terms & Conditions attached to Master Carrier
            Agreement dated January 31, 2001 between AT&T Corp. and Swift
            Telecommunications, Inc. contained in Exhibit 2.3 to the registrant's Current Report on Form 8-K filed March 9, 2001)

10.14.3     AT&T Network Connection Platform Service Description Attachment
            (Incorporated by reference to Exhibit 99.2 to the registrant's
            Current Report on Form 8-K/A filed August 10, 2005)

10.14.4**   AT&T Network Connection Service Terms and Pricing Attachments dated
            July 21, 2005** (Incorporated by reference to Exhibit 99.3 to the registrant's Current Report on Form 8-K/A filed August 10, 2005)

10.14.5*    AT&T MEGACOM Service & AT&T MEGACOM 800 Service Terms and Pricing
            Attachment* (Incorporated by reference to Exhibit 10.48.4 to the registrant's Annual Report on Form 10-K filed March 30, 2004)

10.14.6**   AT&T Service Provider Markets - Service Order Attachment; AT&T
            Internet Transport Services dated July 21, 2005** (Incorporated by reference to Exhibit 99.4 to the registrant's Current Report on Form
            8-K/A filed August 10, 2005)

10.14.7**   AT&T UNIPLAN Service Terms and Pricing Attachment dated July 21,
            2005** (Incorporated by reference to Exhibit 99.5 to the
            registrant's Current Report on Form 8-K/A filed August 10, 2005)

10.14.8*    AT&T Asynchronous Transfer Mode Service Order Attachment to MCA *
            (Incorporated by reference to Exhibit 10.2 to the registrant's
            Quarterly Report on Form 10-Q filed May 14, 2004)

10.14.9**   AT&T Data Service Terms and Pricing Attachment dated July 21, 2005**
            (Incorporated by reference to Exhibit 99.6 to the registrant's
            Current Report on Form 8-K/A filed August 10, 2005)

10.14.10 Amendment to Intellectual Property Agreement between AT&T Corp. and the registrant dated July 21, 2005 (Incorporated by reference to Exhibit 99.7 to the registrant's Current Report on Form 8-K/A filed
            August 10, 2005)

10.15       Warrants:

10.15.1 Warrant dated November 27, 2001 issued to GATX Financial Corporation to purchase 251,000 shares of Class A common stock at an exercise price of $6.10 per share (after giving effect to January 2002 reverse stock split) (Incorporated by reference to Exhibit 10.49 to the registrant's Annual Report on Form 10-K filed March 30, 2004)

10.15.2 Warrant dated November 27, 2001 issued to GATX Financial Corporation to purchase 11,500 shares of Class A common stock at an exercise price of $6.10 per share (after giving effect to January 2002 reverse stock split) (Incorporated by reference to Exhibit 10.50 to the registrant's Annual Report on Form 10-K filed March 30, 2004)

10.15.3     Warrant dated November 27, 2001 issued to CitiCapital Commercial
            Leasing Corporation to purchase 48,611 shares of Class A common stock at an exercise price of $6.10 per share (after giving effect to January 2002 reverse stock split) (Incorporated by reference to
            Exhibit 10.51 to the registrant's Annual Report on Form 10-K filed
            March 30, 2004)

10.15.4     Warrant dated November 27, 2001 issued to Forsythe/McArthur
            Associates, Inc. to purchase 64,351 shares of Class A common stock at an exercise price of $6.10 per share (after giving effect to January 2002 reverse stock split) (Incorporated by reference to
            Exhibit 10.52 to the registrant's Annual Report on Form 10-K filed
            March 30, 2004)

10.15.6     Warrant dated November 27, 2001 issued to Pentech Financial
            Services, Inc. to purchase 51,860 shares of Class A common stock at an exercise price of $6.10 per share (after giving effect to January
            2002 reverse stock split) (Incorporated by reference to Exhibit
            10.53 to the registrant's Annual Report on Form 10-K filed March 30,
            2004)

10.15.7     Warrant dated November 27, 2001 issued to Phoenix Leasing
            Incorporated to purchase 34,289 shares of Class A common stock at an exercise price of $6.10 per share (after giving effect to January
            2002 reverse stock split) (Incorporated by reference to Exhibit
            10.54 to the registrant's Annual Report on Form 10-K filed March 30,
            2004)

10.15.8 Warrant dated November 27, 2001 issued to George Abi Zeid to purchase 268,297 shares of Class A common stock at an exercise price of $6.10 per share (after giving effect to January 2002 reverse stock split) (Incorporated by reference to Exhibit 10.55 to the registrant's Annual Report on Form 10-K filed March 30, 2004)

10.15.9 Warrant dated November 27, 2001 issued to Fleet Business Credit, LLC to purchase 663,172 shares of Class A common stock at an exercise price of $6.10 per share (after giving effect to January 2002 reverse stock split) (Incorporated by reference to Exhibit 10.56 to the registrant's Annual Report on Form 10-K filed March 30, 2004)

10.16       Deferred Stock Unit Agreement (Incorporated by reference to Exhibit
            10.1 of the registrant's Current Report on Form 8-K filed August 7,
            2006)

10.17       Restricted Unit Agreement (Incorporated by reference to Exhibit 10.2 of the registrant's Current Report on Form 8-K filed August 7, 2006)

10.18       Restricted Stock Agreement (Incorporated by reference to Exhibit
            10.3 of the registrant's Current Report on Form 8-K filed August 7,
            2006)

10.19+ Common Stock Purchase Agreement dated as of April 13, 2006 between the registrant and the investors named therein (Incorporated by reference to Exhibit 10.1 of the registrant's Quarterly Report on Form 10-Q filed May 15, 2006)

10.20 Registration Rights Agreement dated as of April 13, 2006 between the registrant and the investors named therein (Incorporated by reference to Exhibit 10.2 of the registrant's Quarterly Report on Form 10-Q filed May 15, 2006)

10.21 Contract of Sale and Security Agreement dated for purposes of reference July 20, 2006 between the registrant, EasyLink Services
            USA, Inc. and CAPCO Financial Company, a division of Greater Bay
            Bank N.A. (Incorporated by reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K filed August 2, 2006)

10.22 Form of Executive Severance Agreement entered into on June 22, 2006 with certain members of management (Incorporated by reference to Exhibit 10.3 of the registrant's Current Report on Form 8-K filed
            June 22, 2006)

21          Subsidiaries of the registrant (incorporated by reference to Exhibit
            21 of the registrant's Annual Report on Form 10-K filed March 27,
            2007)

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

*    Confidential treatment granted.

**   Confidential treatment requested

+ Disclosure schedules and other attachments are omitted, but will be furnished supplementally to the SEC upon request.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 2007.

                                        EasyLink Services Corporation
                                        (Registrant)


                                        By /s/ THOMAS F. MURAWSKI
                                           -------------------------------------
                                           (Thomas F. Murawski, Chairman,
                                           President and Chief Executive
                                           Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 30, 2007.



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

2.2+        Asset Purchase dated December 14, 2000 between AT&T Corp. and Swift
            Telecommunications, Inc. (Incorporated by reference to Exhibit 2.1 of the registrant's Current Report on Form 8-K filed March 9, 2001)

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

3.1.3 Certificate of Ownership and Merger (Incorporated by reference to Exhibit 3.3 of the registrant's Annual Report on Form 10-K filed
            April 2, 2001)

3.1.4       Certificate of Amendment of Amended and Restated Certificate of
            Incorporation (Incorporated by reference to Exhibit 4.1 of the registrant's Current Report on Form 8-K filed January 22, 2002)

3.1.5       Certificate of Amendment to the Amended and Restated Certificate of
            Incorporation (Incorporated by reference to Exhibit 3.1 of the registrant's Current Report on Form 8-K filed August 25, 2006)

3.1.6       Certificate of Amendment of Amended and Restated Certificate of
            Incorporation, as amended, of the registrant filed June 5, 2001
            (Incorporated by reference to Exhibit 3.1.6 of the registrant's
            Annual Report on Form 10-K filed March 27, 2007)

3.2 By-Laws (Incorporated by reference to Exhibit 10.3 of the registrant's Current Report on Form 8-K filed April 5, 2005)

4.1 Specimen Class A common stock certificate (Incorporated by reference to Exhibit 4.1 to the registrant's Annual Report on Form 10-K filed
            April 1, 2002)

10.1        Thomas Murawski Employment Agreement:

10.1.1 Employment Agreement between the registrant and Thomas Murawski dated February 1, 2002 (Incorporated by reference to Exhibit 10 to
            Amendment No. 1 to the registrant's Registration Statement on Form
            S-3 filed February 20, 2002)

10.1.2 Amendment No. 1 dated as of August 8, 2003 to Employment Agreement between Thomas Murawski and the registrant (Incorporated by reference to Exhibit 10.1 of the registrant's Quarterly Report on Form 10-Q filed August 14, 2003)

10.1.3 Amendment No. 2 dated February 16, 2007 to Employment Agreement between Thomas Murawski and the registrant (Incorporated by reference to Exhibit 10.1 of the registrant's Current Report on Form
            8-K filed February 16, 2007)

10.2        Gerald Gorman Agreements:

10.2.1+ Domain Portfolio Purchase Agreement dated December 23, 2004, by and among the registrant; NJ Domains LLC; and Gerald Gorman
            (Incorporated by reference to Exhibit 10.1 to the registrant's
            Current Report on Form 8-K filed December 28, 2004)

10.2.2      Guaranty of Domain Portfolio Purchase Agreement dated December 23,
            2004, by Gerald Gorman in favor of the registrant (Incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form
            8-K filed December 28, 2004)

10.2.3 Release dated December 23, 2004 by Gerald Gorman in favor of the registrant (Incorporated by reference to Exhibit 10.5 to the registrant's Current Report on Form 8-K filed December 28, 2004)

10.2.4      Release dated December 23, 2004 by the registrant in favor of Gerald
            Gorman (Incorporated by reference to Exhibit 10.6 to the registrant's Current Report on Form 8-K filed December 28, 2004)

10.2.5+     Amendment No. 1 to Domain Portfolio Purchase Agreement dated August
            22, 2005 among the registrant, NJ Domains LLC and Gerald Gorman
            (Incorporated by reference to Exhibit 10.1 to the registrant's
            Current Report on Form 8-K filed August 26, 2005)

10.2.6      Secured Promissory Note dated August 22, 2005 issued by NJ Domains
            LLC in favor of the registrant (Incorporated by reference to Exhibit
            10.2 to the registrant's Current Report on Form 8-K filed August 26,
            2005)

10.2.7      Security Agreement dated August 22, 2005 entered into by NJ Domains
            LLC in favor of the registrant (Incorporated by reference to Exhibit
            10.3 to the registrant's Current Report on Form 8-K filed August 26,
            2005)

10.2.8 Guaranty dated August 22, 2005 issued by Gerald Gorman in favor of the registrant (Incorporated by reference to Exhibit 10.4 to the registrant's Current Report on Form 8-K filed August 26, 2005)

10.3.1 Separation Agreement between the registrant and George Abi Zeid dated January 28, 2005 (Incorporated by reference to Exhibit 10.6 to the registrant's Current Report on Form 8-K filed January 28, 2005)

10.3.2      Reaffirmation Agreement dated as of July 23, 2004, by and among the registrant (f/k/a Mail.com, Inc.), Swift Telecommunications, Inc.
            and George Abi Zeid (Incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q filed August 16,
            2004)

10.4 Employment Agreement between the registrant and Michael A. Doyle dated March 22, 2004 (Incorporated by reference to Exhibit 10.5 to the registrant's Annual Report on Form 10-K filed March 30, 2004)

10.5        Employment Agreement between the registrant and Gary MacPhee dated
            August 28, 2002 (Incorporated by reference to Exhibit 10.5 to the registrant's Annual Report on Form 10-K filed March 31, 2006)

10.6        Employment Agreement between the registrant and Rick Gooding dated
            March 26, 2001 (Incorporated by reference to Exhibit 10.6 to the registrant's Annual Report on Form 10-K filed March 31, 2006)

10.7        2006 Executive Incentive Plan (Incorporated by reference to Exhibit
            10.1 of the registrant's Current Report on Form 8-K filed April 28,
            2006)

10.8        Stock Plans:

10.8.1      EasyLink Services Corporation 2005 Stock and Incentive Plan
            (Incorporated by reference to Appendix A to the registrant's
            Definitive Proxy Statement on Schedule 14A filed May 16, 2005)

10.8.2 EasyLink Services Corporation 2003 Stock Option Plan (Incorporated by reference to Appendix A to the registrant's Definitive Proxy
            Statement on Schedule 14A filed July 1, 2003)

10.8.3 EasyLink Services Corporation 2002 Stock Option Plan (Incorporated by reference to Appendix A to the registrant's Definitive Proxy
            Statement on Schedule 14A filed April 23, 2002)

10.8.4 EasyLink Services Corporation 2001 Stock Option Plan (Incorporated by reference to Appendix B to the registrant's Definitive Proxy
            Statement on Schedule 14A filed April 27, 2001)

10.8.5      Mail.com, Inc. 2000 Stock Option Plan (Incorporated by reference to
            Exhibit 10.1 of Mail.com, Inc.'s Registration Statement on Form S-8
            filed June 19, 2000)

10.8.6 Mail.com, Inc. Supplemental 2000 Stock Option Plan (Incorporated by reference to Exhibit 10.3 of Mail.com, Inc.'s Registration Statement on Form S-8 filed June 19, 2000)

10.8.7 Mail.com, Inc. 1999 Employee Stock Option Plan (Incorporated by reference to Exhibit 10.16 to Amendment No. 1 to Mail.com, Inc.'s
            Registration Statement on Form S-1 filed May 4, 1999)

10.8.8 Mail.com, Inc. Supplemental 1999 Stock Option Plan (Incorporated by reference to Exhibit 10.2 of Mail.com, Inc.'s Registration Statement on Form S-8 filed June 19, 2000)

10.8.9 Mail.com, Inc. 1998 Employee Stock Option Plan (Incorporated by reference to Exhibit 10.15 to Amendment No. 1 to Mail.com, Inc.'s
            Registration Statement on Form S-1 filed May 4, 1999)

10.8.10     Globecomm, Inc. 1997 Stock Option Plan (Incorporated by reference to
            Exhibit 10.14 to Amendment No. 1 to Mail.com, Inc.'s Registration
            Statement on Form S-1 filed May 4, 1999)

10.8.11     Globecomm, Inc. 1996 Stock Option Plan (Incorporated by reference to
            Exhibit 10.13 to Amendment No. 1 to Mail.com, Inc.'s Registration
            Statement on Form S-1 filed May 4, 1999)

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

10.9        Stock Option Agreements:

10.9.1 Form of Stock Option Agreement for options granted under the registrant's stock option plans (version providing 6 month period to exercise following termination for reasons other than cause or performance) (Incorporated by reference to Exhibit 10.30.1 of the registrant's Annual Report on Form 10-K filed April 12, 2005)

10.9.2 Form of Stock Option Agreement for options granted under the registrant's stock option plans (version providing 12 month period to exercise following termination for reasons other than cause or performance) (Incorporated by reference to Exhibit 10.30.2 of the registrant's Annual Report on Form 10-K filed April 12, 2005)

10.9.3 Form of Stock Option Agreement for options granted under the registrant's stock option plans (version providing 18 month period to exercise following termination for reasons other than cause or performance) (Incorporated by reference to Exhibit 10.30.3 of the registrant's Annual Report on Form 10-K filed April 12, 2005)

10.9.4 Form of Stock Option Agreement for options granted under the registrant's stock option plans (version providing 24 month period to exercise following termination for reasons other than cause or performance) (Incorporated by reference to Exhibit 10.30.4 of the registrant's Annual Report on Form 10-K filed April 12, 2005)

10.9.5 Form of Stock Option Agreement for options granted under the registrant's stock option plans (version providing 60 day period to exercise following termination for reasons other than cause or performance) (Incorporated by reference to Exhibit 10.30.5 of the registrant's Annual Report on Form 10-K filed April 12, 2005)

10.9.6      Stock Option Agreement between Mail.com and Gerald Gorman dated
            December 31, 1996 (Incorporated by reference to Exhibit 10.10 to
            Amendment No. 1 to Mail.com, Inc.'s Registration Statement on Form
            S-1 filed May 4, 1999)

10.9.7      Stock Option Agreement between Mail.com. and Gerald Gorman dated
            June 1, 1996 (Incorporated by reference to Exhibit 10.11 to
            Amendment No. 1 to Mail.com, Inc.'s Registration Statement on Form
            S-1 filed May 4, 1999)

10.10       Form of Indemnification Agreement for Directors and Officers
            (Incorporated by reference to Exhibit 10.1 of the registrant's
            Quarterly Report on Form 10-Q filed May 15, 2003)

10.11       Lease Agreement between the registrant and BT Piscataway, LLC dated
            July 23, 2003 relating to leased premises at the registrant's headquarters located at 33 Knightsbridge Road, Piscataway, New
            Jersey (Incorporated by reference to Exhibit 10.33 to the registrant's Annual Report on Form 10-K filed March 30, 2004)

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

10.14       AT&T Corp. Telecommunications Services Agreements:

10.14.1 Amended and Restated Master Carrier Agreement between the registrant and AT&T Corp. dated July 21, 2005 (Incorporated by reference to
            Exhibit 99.1 to the registrant's Current Report on Form 8-K/A filed
            August 10, 2005)

10.14.2     MCA Supplemental Terms & Conditions (Incorporated by reference to
            MCA Supplemental Terms & Conditions attached to Master Carrier
            Agreement dated January 31, 2001 between AT&T Corp. and Swift
            Telecommunications, Inc. contained in Exhibit 2.3 to the registrant's Current Report on Form 8-K filed March 9, 2001)

10.14.3     AT&T Network Connection Platform Service Description Attachment
            (Incorporated by reference to Exhibit 99.2 to the registrant's
            Current Report on Form 8-K/A filed August 10, 2005)

10.14.4**   AT&T Network Connection Service Terms and Pricing Attachments dated
            July 21, 2005** (Incorporated by reference to Exhibit 99.3 to the registrant's Current Report on Form 8-K/A filed August 10, 2005)

10.14.5*    AT&T MEGACOM Service & AT&T MEGACOM 800 Service Terms and Pricing
            Attachment* (Incorporated by reference to Exhibit 10.48.4 to the registrant's Annual Report on Form 10-K filed March 30, 2004)

10.14.6**   AT&T Service Provider Markets - Service Order Attachment; AT&T
            Internet Transport Services dated July 21, 2005** (Incorporated by reference to Exhibit 99.4 to the registrant's Current Report on Form
            8-K/A filed August 10, 2005)

10.14.7**   AT&T UNIPLAN Service Terms and Pricing Attachment dated July 21,
            2005** (Incorporated by reference to Exhibit 99.5 to the
            registrant's Current Report on Form 8-K/A filed August 10, 2005)

10.14.8*    AT&T Asynchronous Transfer Mode Service Order Attachment to MCA *
            (Incorporated by reference to Exhibit 10.2 to the registrant's
            Quarterly Report on Form 10-Q filed May 14, 2004)

10.14.9**   AT&T Data Service Terms and Pricing Attachment dated July 21, 2005**
            (Incorporated by reference to Exhibit 99.6 to the registrant's
            Current Report on Form 8-K/A filed August 10, 2005)

10.14.10 Amendment to Intellectual Property Agreement between AT&T Corp. and the registrant dated July 21, 2005 (Incorporated by reference to Exhibit 99.7 to the registrant's Current Report on Form 8-K/A filed
            August 10, 2005)

10.15       Warrants:

10.15.1 Warrant dated November 27, 2001 issued to GATX Financial Corporation to purchase 251,000 shares of Class A common stock at an exercise price of $6.10 per share (after giving effect to January 2002 reverse stock split) (Incorporated by reference to Exhibit 10.49 to the registrant's Annual Report on Form 10-K filed March 30, 2004)

10.15.2 Warrant dated November 27, 2001 issued to GATX Financial Corporation to purchase 11,500 shares of Class A common stock at an exercise price of $6.10 per share (after giving effect to January 2002 reverse stock split) (Incorporated by reference to Exhibit 10.50 to the registrant's Annual Report on Form 10-K filed March 30, 2004)

10.15.3     Warrant dated November 27, 2001 issued to CitiCapital Commercial
            Leasing Corporation to purchase 48,611 shares of Class A common stock at an exercise price of $6.10 per share (after giving effect to January 2002 reverse stock split) (Incorporated by reference to
            Exhibit 10.51 to the registrant's Annual Report on Form 10-K filed
            March 30, 2004)

10.15.4     Warrant dated November 27, 2001 issued to Forsythe/McArthur
            Associates, Inc. to purchase 64,351 shares of Class A common stock at an exercise price of $6.10 per share (after giving effect to January 2002 reverse stock split) (Incorporated by reference to
            Exhibit 10.52 to the registrant's Annual Report on Form 10-K filed
            March 30, 2004)

10.15.6     Warrant dated November 27, 2001 issued to Pentech Financial
            Services, Inc. to purchase 51,860 shares of Class A common stock at an exercise price of $6.10 per share (after giving effect to January
            2002 reverse stock split) (Incorporated by reference to Exhibit
            10.53 to the registrant's Annual Report on Form 10-K filed March 30,
            2004)

10.15.7     Warrant dated November 27, 2001 issued to Phoenix Leasing
            Incorporated to purchase 34,289 shares of Class A common stock at an exercise price of $6.10 per share (after giving effect to January
            2002 reverse stock split) (Incorporated by reference to Exhibit
            10.54 to the registrant's Annual Report on Form 10-K filed March 30,
            2004)

10.15.8 Warrant dated November 27, 2001 issued to George Abi Zeid to purchase 268,297 shares of Class A common stock at an exercise price of $6.10 per share (after giving effect to January 2002 reverse stock split) (Incorporated by reference to Exhibit 10.55 to the registrant's Annual Report on Form 10-K filed March 30, 2004)

10.15.9 Warrant dated November 27, 2001 issued to Fleet Business Credit, LLC to purchase 663,172 shares of Class A common stock at an exercise price of $6.10 per share (after giving effect to January 2002 reverse stock split) (Incorporated by reference to Exhibit 10.56 to the registrant's Annual Report on Form 10-K filed March 30, 2004)

10.16       Deferred Stock Unit Agreement (Incorporated by reference to Exhibit
            10.1 of the registrant's Current Report on Form 8-K filed August 7,
            2006)

10.17       Restricted Unit Agreement (Incorporated by reference to Exhibit 10.2 of the registrant's Current Report on Form 8-K filed August 7, 2006)

10.18       Restricted Stock Agreement (Incorporated by reference to Exhibit
            10.3 of the registrant's Current Report on Form 8-K filed August 7,
            2006)

10.19+ Common Stock Purchase Agreement dated as of April 13, 2006 between the registrant and the investors named therein (Incorporated by reference to Exhibit 10.1 of the registrant's Quarterly Report on Form 10-Q filed May 15, 2006)

10.20 Registration Rights Agreement dated as of April 13, 2006 between the registrant and the investors named therein (Incorporated by reference to Exhibit 10.2 of the registrant's Quarterly Report on Form 10-Q filed May 15, 2006)

10.21 Contract of Sale and Security Agreement dated for purposes of reference July 20, 2006 between the registrant, EasyLink Services
            USA, Inc. and CAPCO Financial Company, a division of Greater Bay
            Bank N.A. (Incorporated by reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K filed August 2, 2006)

10.22 Form of Executive Severance Agreement entered into on June 22, 2006 with certain members of management (Incorporated by reference to Exhibit 10.3 of the registrant's Current Report on Form 8-K filed
            June 22, 2006)

21          Subsidiaries of the registrant (incorporated by reference to Exhibit
            21 of the registrant's Annual Report on Form 10-K filed March 27,
            2007)

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

*    Confidential treatment granted.

**   Confidential treatment requested

+ Disclosure schedules and other attachments are omitted, but will be furnished supplementally to the SEC upon request.