Form 10-Q
period 2007-03-31
EASYLINK SERVICES CORP
filed 2007-05-14
CIK 1081661

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

Common stock outstanding as of April 30, 2007: Class A common stock, $0.01 par value, 11,006,505 shares.

================================================================================

                          EASYLINK SERVICES CORPORATION
                                 MARCH 31, 2007
                                    FORM 10-Q
                                      INDEX

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
PART I:    FINANCIAL INFORMATION

Item 1:    Condensed Consolidated Financial Statements:
           Condensed Consolidated Balance Sheets as of March 31, 2007
           (unaudited) and December 31, 2006...........................      3
           Unaudited Condensed Consolidated Statements of Operations
           for the three months ended March 31, 2007 and 2006..........      4
           Unaudited Condensed Consolidated Statements of Cash Flows
           for the three months ended March 31, 2007 and 2006..........      5
           Notes to Unaudited Interim Condensed Consolidated Financial
           Statements..................................................      6
Item 2:    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................     10
Item 3:    Quantitative and Qualitative Disclosures about Market Risk..     12
Item 4:    Controls and Procedures.....................................     13

PART II:   OTHER INFORMATION

Item 1:    Legal Proceedings...........................................     13
Item 1A:   Risk Factors................................................     13
Item 2:    Unregistered Sales of Equity Securities and Use of
           Proceeds....................................................     14
Item 3:    Defaults Upon Senior Securities.............................     14
Item 4:    Submission of Matters to a Vote of Security Holders.........     14
Item 5:    Other Information...........................................     14
Item 6:    Exhibits....................................................     14

Signature...............................................................    15

                          EASYLINK SERVICES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                MAR 31,      DEC 31,
                                                                                  2007         2006
                                                                              -----------   ---------
                                                                              (UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents .................................................    $   5,289    $   6,707
Accounts receivable, net of allowance for doubtful accounts
   of $1,052 and $1,605 as of March 31, 2007 and
   December 31, 2006, respectively ........................................       10,943       10,725
Prepaid expenses and other current assets .................................        2,701        2,511
                                                                               ---------    ---------
Total current assets ......................................................       18,933       19,943
Property and equipment, net ...............................................        9,212        9,703
Goodwill, net .............................................................        6,213        6,213
Other intangible assets, net ..............................................        4,993        5,069
Other assets ..............................................................          213          305
                                                                               ---------    ---------
Total assets ..............................................................    $  39,564    $  41,233
                                                                               =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable ..........................................................    $   5,898    $   5,810
Accrued expenses ..........................................................        8,900       10,299
Loans and notes payable ...................................................        3,808        4,413
Other current liabilities .................................................        1,428        1,363
                                                                               ---------    ---------
Total current liabilities .................................................       20,034       21,885
Other long term liabilities ...............................................        1,027        1,186
                                                                               ---------    ---------
Total liabilities .........................................................       21,061       23,071
                                                                               ---------    ---------
Stockholders' equity:
Common stock:
Class A--500,000,000 shares authorized at March 31, 2007 and
   December 31, 2006, 10,999,213 and 10,967,648 shares issued
   and outstanding at March 31, 2007 and December 31, 2006, respectively ..          110          110
Additional paid-in capital ................................................      560,890      560,690
Accumulated other comprehensive loss ......................................         (880)        (833)
Accumulated deficit .......................................................     (541,617)    (541,805)
                                                                               ---------    ---------
Total stockholders' equity ................................................       18,503       18,162
                                                                               ---------    ---------
Commitments and contingencies
Total liabilities and stockholders' equity ................................    $  39,564    $  41,233
                                                                               =========    =========

See accompanying notes to unaudited condensed consolidated financial statements.

                          EASYLINK SERVICES CORPORATION
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                     THREE MONTHS ENDED MARCH 31,
                                                     ----------------------------
                                                           2007         2006
                                                       -----------   ----------
Revenues .........................................     $    18,759   $   18,461
Cost of revenues .................................           6,901        7,463
                                                       -----------   ----------
Gross profit .....................................          11,858       10,998
                                                       -----------   ----------
Operating expenses:
Sales and marketing ..............................           3,640        4,555
General and administrative .......................           5,672        5,126
Product development ..............................           1,781        1,747
                                                       -----------   ----------
                                                            11,093       11,428
                                                       -----------   ----------
Income (loss) from operations ....................             765         (430)
                                                       -----------   ----------
Other income (expense), net:
Interest income ..................................              46           47
Interest expense .................................            (178)        (405)
Other, net .......................................              44           63
                                                       -----------   ----------
Total other income (expense), net ................             (88)        (295)
                                                       -----------   ----------
Income (loss) before income taxes ................             677         (725)
Provision (credit) for income taxes ..............             381         (349)
                                                       -----------   ----------
Net income (loss) ................................     $       296   $     (376)
                                                       -----------   ----------
Basic and diluted net income (loss) per share ....     $      0.03   $    (0.04)
                                                       ===========   ==========
Basic weighted-average shares outstanding ........      10,983,875    9,060,644
                                                       ===========   ==========
Diluted weighted-average shares outstanding ......      11,036,105    9,060,644
                                                       ===========   ==========

See accompanying notes to unaudited condensed consolidated financial statements.

                          EASYLINK SERVICES CORPORATION
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                   THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                                   ------------------
                                                                                     2007       2006
                                                                                   --------   -------
Cash flows from operating activities:
Net income (loss) ..............................................................   $    296   $  (376)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
   Depreciation ................................................................        701       727
   Amortization ................................................................         77       402
   Issuance of shares as matching contributions to employee benefit plans ......        135       108
   Other .......................................................................       (157)       26
Changes in operating assets and liabilities:
   Accounts receivable, net ....................................................         71       (10)
   Prepaid expenses and other assets ...........................................       (166)       92
   Accounts payable, accrued expenses and other liabilities ....................     (1,504)   (1,035)
                                                                                   --------   -------
Net cash used in operating activities ..........................................       (547)      (66)
                                                                                   --------   -------
Cash flows from investing activities:
Purchases of property and equipment ............................................       (202)     (395)
                                                                                   --------   -------
Net cash used in investing activities ..........................................       (202)     (395)
                                                                                   --------   -------
Cash flows from financing activities:
Proceeds of bank loan advances .................................................     10,546        --
Payments of bank loan advances .................................................    (11,151)     (950)
Principal payments of notes payable ............................................         --      (600)
Other ..........................................................................        (10)       (4)
                                                                                   --------   -------
Net cash used in financing activities ..........................................       (615)   (1,554)
                                                                                   --------   -------
Effect of foreign exchange rate changes on cash and cash equivalents ...........        (54)     (177)
                                                                                   --------   -------
Net decrease in cash and cash equivalents ......................................     (1,418)   (2,192)
Cash and cash equivalents at beginning of the period ...........................      6,707     6,282
                                                                                   --------   -------
Cash and cash equivalents at the end of the period .............................   $  5,289   $ 4,090
                                                                                   ========   =======
Supplemental disclosure of cash flow information:
Cash paid for interest .........................................................   $     98   $   396
Cash paid for taxes ............................................................   $     22   $   189

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

The Company operates in a single industry segment, business communication services. Although the Company provides various major service offerings, many customers employ multiple services using the same access and network facilities. Similarly, network operations and customer support services are provided across various services. Accordingly, allocation of expenses and reporting of operating results by individual services would be impractical and arbitrary. Services are provided in the United States and certain other regions in the world (predominantly the United Kingdom).

(b) Liquidity

For the year ended December 31, 2005, the report from the Company's independent registered public accountants contained an explanatory paragraph stating that the Company had a working capital deficiency and an accumulated deficit among other factors that raised substantial doubt about its ability to continue as a going concern. During 2006 the Company completed an equity financing for $5.4 million and entered into a new $6.0 million credit facility with CAPCO Financial Company, a division of Greater Bay Bank, N.A. ("CAPCO") that is subject to a maximum of 80% of certain accounts receivable of the Company but with no financial covenants. These financial developments along with the continuing implementation of cost reduction measures instituted by management have strengthened the Company's liquidity and financial position. In the three months ended March 31, 2007 revenues increased in comparison to revenues for both the same period in 2006 and for the most recent prior quarter. Net income was $296,000 for the three months ended March 31, 2007 in comparison to a net loss of $(376,000) for the same period in 2006. Debt balances were reduced to $3.8 million at March 31, 2007 and $4.4 million at December 31, 2006 from $10.6 million at December 31, 2005 resulting in lower interest costs in the current quarter and future periods. The Company does not expect to repay the total debt balance in 2007, but it is classified as a current liability in accordance with generally accepted accounting principals as the facility is subject to a credit review by CAPCO during 2007. In addition, the Company's working capital deficit decreased to $1.1 million at March 31, 2007 and $1.9 million as of December 31, 2006 in comparison to $9.5 million at December 31, 2005. For the year ended December 31, 2006, the audit report from the Company's independent registered public accountants did not contain a going concern explanatory paragraph.

(c) Unaudited Interim Condensed Consolidated Financial Information

The accompanying interim condensed consolidated financial statements as of March 31, 2007 and for the three months ended March 31, 2007 and 2006 have been prepared by the Company and are unaudited. In the opinion of management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company as of March 31, 2007 and the consolidated results of operations and consolidated cash flows for the three months ended March 31, 2007 and 2006. The results of operations for any interim period are not necessarily indicative of the results of operations for any other future interim period or for a full fiscal year. The condensed consolidated balance sheet at December 31, 2006 has been derived from audited consolidated financial statements at that date.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. It is suggested that these unaudited interim condensed consolidated financial statements be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2006 as included in the Company's Form 10-K filed with the Securities and Exchange Commission on March 27, 2007 (the "2006 10-K").

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

The allowance for doubtful accounts is based upon the Company's assessment of the collectibility of customer accounts receivable. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of accounts receivable balances and current economic conditions that may affect a customer's ability to pay. Based upon the continuing favorable trend in actual bad debts incurred and past due receivable balances, the Company modified its method of estimating future bad debts and reversed approximately $0.3 million of its previously recorded allowance for doubtful accounts in the three months ended March 31, 2007.

(g) Financial Instruments and Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents, accounts receivable and notes payable. At March 31, 2007 and December 31, 2006, the fair value of cash and cash equivalents and accounts receivable approximated their financial statement carrying amount because of the short-term maturity of these instruments. Loans and notes payable are subject to interest rate fluctuations based on movements in the prime rate. Accordingly, the recorded values of loans and notes payable approximate their fair values as interest approximates market rates.

The Company holds cash and cash equivalents at several major financial institutions in amounts which often exceed FDIC insured limits. The Company also has $2.3 million in foreign bank accounts as of March 31, 2007 that are not insured. The Company has not experienced any losses due to such concentration of credit risk.

Credit is extended to customers based on the evaluation of their financial condition and collateral is not required. The Company performs ongoing credit assessments of its customers and maintains an allowance for doubtful accounts. No single customer exceeded 10% of total revenues for the three months ended March 31, 2007 and 2006 and no accounts receivable from a single customer exceeded 10% of total accounts receivable as of March 31, 2007 and December 31, 2006. Revenues from the Company's five largest customers amounted to $2.9 million and $2.1 million for the three months ended March 31, 2007 and 2006, respectively, and accounted for an aggregate of 15% and 11%, respectively, of the Company's total revenues for those periods.

(h) Stock-Based Compensation Plans

In the first quarter of 2006, the Company adopted the provisions of, and accounts for stock-based compensation, in accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 123-revised 2004, "Share-Based Payment" (SFAS 123R). Under the fair-value recognition provisions of SFAS 123R, stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense on a straight line basis over the requisite service period, which is the vesting period. Compensation expense related to stock options and restricted stock awards for the three months ended March 31, 2007 and 2006 amounted to $63,000 and $30,000, respectively. No stock option or restricted stock awards were made in the three months ended March 31, 2007.

(i) Basic and diluted net income per share

Basic net income (loss) per share is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net income per share for the three months ended March 31, 2007 is calculated, including the dilutive effect of stock options, using the treasury stock method. No adjustment to the weighted average shares outstanding is reflected in the calculation for the three months ended March 31, 2006 as all common stock equivalents are dilutive.

The following table reconciles basic and diluted weighted average shares for the three months ended March 31, 2007:

Basic weighted average number of shares outstanding     10,983,875
Dilutive effect of stock options                            52,230
                                                        ----------
Diluted weighted average number of shares outstanding   11,036,105

(j) Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements". SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 requires fair value measurements to be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting SFAS No. 157 on its future results of operations and financial condition on January 1, 2008

(2) LOANS AND NOTES PAYABLE

Loans and notes payable as of March 31, 2007 and December 31, 2006 represent outstanding advances under a $6.0 million credit facility with CAPCO Financial Company, a division of Greater Bay Bank N.A. ("CAPCO"), entered into in July 2006. The facility provides for advances, subject to a maximum of 80% of certain accounts receivable of the Company, that bear interest at the rate of 2% over the prime rate of Greater Bay Bank. The facility has an initial term of 24 months, but can be terminated by CAPCO after 12 months upon 90 days prior written notice if the Company should fail to meet CAPCO's then existing underwriting credit criteria. All assets of the Company in the United States are pledged as collateral to CAPCO but there are no financial covenants under the facility. As of March 31, 2007 the interest rate on the outstanding advances was 10.25% and $1,055,000 was available under the facility for additional advances.

(3) INCOME TAXES

The Company has recorded its provision (credit) for income taxes in the three months ended March 31, 2007 based on the anticipated effective tax rate for the year. For the three months ended March 31, 2006 the Company recorded its provision (credit) using the actual effective tax rate. The Company had determined that this method yielded a more reliable estimated tax provision (credit) due to the inclusion of a full valuation allowance on the Company's net deferred tax assets in that period. Accordingly, the Company was not in a position to project an annual effective tax rate for the year ended December 31, 2006. The effective rates for 2007 and 2006 vary from the standard tax rates primarily due to the recording of a full valuation allowance against the Company's available Federal, state and certain foreign net operating losses.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 ("FIN 48") on January 1, 2007. FIN 48 provides recognition criteria and a related measurement model for tax positions taken by companies. In accordance with FIN 48, a tax position is a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets and liabilities. Tax positions shall be recognized only when it is more likely than not (likelihood of greater than 50%), based on technical merits, that the position will be sustained upon examination. Tax positions that meet the more likely than not threshold should be measured using a probability weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement.

As a result of the implementation of FIN48, the Company recognized an increase in the liability for unrecognized tax benefits of approximately $65,000 and $43,000 of accrued interest through reductions to the January 1, 2007 balance of retained earnings. In total, unrecognized tax benefits amounted to approximately $562,000 at January 1, 2007. Of this amount, approximately $497,000, if not assessed, will be recorded as a reduction in income tax expense in the fourth quarter of 2007.

The Company and its US subsidiaries file consolidated income tax returns in the US federal jurisdiction and consolidated or separate tax returns in various states. The Company's foreign subsidiaries file tax returns in the foreign jurisdictions that they operate in. The Company is no longer subject to US federal or state income tax examinations by tax authorities for 2002 or years prior thereto. In the United Kingdom, where the Company's most significant foreign operations are conducted, the Company is no longer subject to examinations by tax authorities for 2003 or years prior thereto. The Internal Revenue Service commenced an examination of the Company's US income tax returns for 2003 and 2004 during 2006 that is anticipated to be completed during 2007.

The Company recognizes accrued interest related to unrecognized tax benefits in interest expense and records penalties as general and administrative operating expenses. As of January 1, 2007 total accrued interest and penalties related to unrecognized tax benefits amounted to approximately $84,000. For the three months ended March 31, 2007 approximately $9,000 of accrued interest was recorded.

(4) STOCKHOLDERS' EQUITY

COMMON STOCK

During the three months ended March 31, 2007, the Company issued 30,665 shares of Class A common stock valued at approximately $135,000 in connection with matching contributions to its 401K plan.

COMPREHENSIVE LOSS

Comprehensive income (loss) for the three months ended March 31, 2007 and 2006 was as follows:

($ in thousands)

                                      2007    2006
                                      ----   -----
Net income (loss)..................   $296   $(376)
Foreign currency translation.......    (47)   (144)
                                      ----   -----
Comprehensive income (loss)........   $249   $(520)
                                      ----   -----

(5) COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

On February 8, 2007, the Company settled the litigation entitled Dynamic Depth, Inc. vs. EasyLink Services Corporation, in which Dynamic Depth, Inc. claimed infringement by the Company of a patent related to automatic OCR-based routing. The terms of the settlement are confidential but did not have a material effect on the financial statements of the Company as of March 31, 2007 or for the three months then ended. As a result of the settlement, Dynamic Depth, Inc. agreed that it would take no further legal action nor bring any future charge of infringement of the related patent against the Company.

(6) SUBSEQUENT EVENT

On May 3, 2007, the Company entered into a definitive agreement with Internet Commerce Corporation ("ICC") for ICC to acquire the Company. Under the terms of the merger agreement, ICC will pay $5.80 per share in cash for all of the Company's outstanding Class A common stock. The merger is expected to be completed in the third quarter of 2007, subject to customary closing conditions and regulatory approvals as well as stockholder approval from both companies. In the three months ended March 31, 2007, costs of approximately $0.8 million were incurred by the Company related to the ICC merger agreement and the review of strategic alternatives undertaken prior thereto.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this quarterly report.

OVERVIEW

We are a provider of services that facilitate the electronic exchange of information between enterprises, their trading communities and their customers. On an average business day, we handle approximately one million transactions that are integral to the movement of money, materials, products and people in the global economy, such as insurance claims, trade and travel confirmations, purchase orders, invoices, shipping notices and funds transfers, among many others. We offer a broad range of information exchange services to businesses and service providers, including Transaction Management Services and Transaction Delivery Services. Transaction Management Services consist of integrated desktop messaging services and document capture and management services such as fax to database, fax to data and data conversion services. Beginning in 2005, we also began to offer as a Transaction Management Service an enhanced production messaging service that we call EasyLink Production Messaging PM2.0 Service. Transaction Delivery Services consist of electronic data interchange or "EDI," and basic production messaging services utilizing email, fax and telex. As part of our strategy, we will seek to upgrade customers who are using our basic production messaging service to our enhanced production messaging, EasyLink Production Messaging PM2.0 Service.

On May 3, 2007 we announced that we had entered into a definitive merger agreement with Internet Commerce Corporation ("ICC") for ICC to acquire us. Under the terms of the merger agreement, ICC will pay $5.80 per share in cash for all of our outstanding Class A common stock. The merger is expected to be completed in the third quarter of 2007, subject to customary closing conditions and regulatory approvals as well as stockholder approval from both companies.

OPERATING RESULTS

For the three months ended March 31, 2007, we reported income from operations and net income of $0.8 million and $0.3 million, respectively, in comparison to a loss from operations and a net loss of $0.4 million for the same period in 2006. In addition, our revenues increased by $0.3 million in the first quarter of 2007 as compared to the same period in 2006. This was the first time we have reported such a year-over-year period growth for our continuing operations since the first quarter of 2002.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2006

REVENUES

For the quarter ended March 31, 2007 total revenues were $18.8 million in comparison to $18.5 million for the same period in 2006. As detailed in the schedule below the increase in revenue is attributable to a $1.7 million increase in our Transaction Management Services revenues, representing 38% growth, offset by lower revenues in our EDI and Other Transaction Delivery Services amounting to a total of $1.4 million or 10% decline.

                                                                   CHANGE
                                                               -------------
                                             2007      2006       $       %
                                           -------   -------   -------   ---
Transaction Management Services.........   $ 6,347   $ 4,602   $ 1,745    38%
Transaction Delivery Services EDI.......     4,333     4,714      (381)   (8)%
Transaction Delivery Services Other.....     8,079     9,145    (1,066)  (12)%
                                           -------   -------   -------   ---
                                           $18,759   $18,461   $   298     2%

The growth in Transaction Management Services is attributable to Integrated Desktop Messaging ("IDM") revenues from both new customers and from the expansion of existing customer business along with accelerated growth in our enhanced production messaging service, PM2.0. Also contributing to the growth is an increase of $217,000 in our Small Office/Home Office IDM Service, marketed as Rapidfax.

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

COST OF REVENUES

Cost of revenues for the three months ended March 31, 2007 decreased to $6.9 million from $7.5 million in the same period of 2006 and, as a percentage of revenues, these costs decreased to 37% in 2007 as compared to 40% in 2006. The lower cost and lower percentage of revenues resulted largely from cost savings realized from the migration of part of our operations network to our new data center at our headquarters location and the reversal of certain telecom expense accruals amounting to $150,000 for our United Kingdom operation. Cost of revenues is expected to remain at approximately the same level as that of the current quarter for the balance of 2007.

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

SALES AND MARKETING EXPENSES

Sales and marketing expenses decreased to $3.6 million in the three months ended March 31, 2007 from $4.6 million in the same period of 2006. The lower costs reflect cost reduction measures, including headcount reductions and lower marketing spending, initiated in the latter part of 2006. We expect these expenses to continue at the current level throughout 2007.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $5.7 million in the three months ended March 31, 2007 as compared to $5.1 million in the same period of 2006. The higher cost includes approximately $0.8 million for investment banker and legal fees associated with our review of strategic alternatives for our business. These additional costs were offset by, among other changes, the reversal of approximately $0.3 million in bad debt allowances based upon the continuing favorable trend in actual bad debts incurred and past due receivable balances. We anticipate general and administrative expenses for at least the second quarter of 2007 to be comparable to the results for the current quarter primarily due to additional fees incurred related to our review of strategic alternatives and the ICC merger agreement. These expenses include all costs for our executive, finance and accounting, customer billing and support, human resources and other headquarters office functions. Bad debt expenses, legal and accounting fees, insurance and office rent are other significant costs included in this category.

PRODUCT DEVELOPMENT EXPENSES

Product development costs, which consist primarily of personnel and consultants' time and expense to research, conceptualize and test product launches and enhancements to our products, were $1.8 million and $1.7 million for the three months ended March 31, 2007 and 2006, respectively. We anticipate that spending for product development will be comparable to these levels throughout 2007 as a result of our continuing efforts to expand the development of our new Transaction Management Services.

LIQUIDITY AND CAPITAL RESOURCES

The current period's net income results have contributed to the continuing improvement in our liquidity and financial position. Although our cash and cash equivalent balances decreased by $1.4 million during the three months ended March 31, 2007, our working capital position improved by $0.8 million as our working capital deficit decreased to $1.1 million at March 31, 2007 from $1.9 million at December 31, 2006. We further reduced our outstanding debt balance to $3.8 million to reduce interest costs. Other cost reduction measures implemented in 2006 resulted in lower operating expenses in the first quarter of 2007 although partially offset by payments of costs related to our strategic review and subsequent merger agreement with ICC. During the current quarter we used $0.5 million of cash for operations and we spent $0.2 million on capital expenditures and $0.6 million to reduce our outstanding loan balance.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from fluctuations in interest rates, foreign exchange rates and credit risk. The Company maintains continuing operations in Europe (mostly in the United Kingdom) and, to a lesser extent, in Singapore, Malaysia, India and Brazil. Fluctuations in exchange rates may have an adverse effect on the Company's results of operations and could also result in exchange losses. The impact of future rate fluctuations cannot be predicted adequately. To date, the Company has not sought to hedge the risks associated with fluctuations in exchange rates.

Market Risk - The Company's accounts receivable are subject, in the normal course of business, to collection risks. The Company regularly assesses these risks and has established policies and business practices to protect against the adverse effects of collection risks. As a result, the Company does not anticipate any material losses in excess of the allowance for doubtful accounts.

Interest Rate Risk - Interest rate risk refers to fluctuations in the value of a security resulting from changes in the general level of interest rates. Investments that are classified as cash and cash equivalents have original maturities of three months or less. Changes in the market's interest rates do not affect the value of these investments. The Company's CAPCO credit facility is a variable interest rate agreement that creates an interest rate risk on all outstanding advances. The impact of this risk assuming the current debt balance remains outstanding and assuming a hypothetical shift of 1% in interest rates would be an increase or decrease, as applicable, in annual interest costs of $38,000. The Company has considered the use of interest rate swaps and similar transactions to minimize this risk but has not entered into any such arrangements to date. The Company intends to continue to evaluate this risk and the cost and possible implementation of such arrangements in the future.

ITEM 4 CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and is accumulated and communicated to the Company's management, including its principal chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.

As required by Securities and Exchange Commission rules, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this quarterly report. This evaluation was carried out under the supervision and with the participation of the Company's management, including its principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that, as of March 31, 2007, the Company's disclosure controls and procedures were effective.

PART II OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

As disclosed in the 2006 10-K, on February 8, 2007, the Company settled the litigation entitled Dynamic Depth, Inc. vs. EasyLink Services Corporation, in which Dynamic Depth, Inc. claimed infringement by the Company of United States patent number 5,461,488 related to automatic OCR-based routing. The terms of the settlement are confidential. As a result of the settlement, Dynamic Depth, Inc. agreed that it would take no further legal action nor bring any future charge of infringement of the related patent against the Company. The Company determined that the terms of the settlement would not have a material effect upon it or its business.

ITEM 1A: RISK FACTORS

     This Item 1A should be read in conjunction with "Item 1A. Risk Factors" in our 2006 10-K. Other than with respect to the risk factors below, there have been no material changes from the risk factors disclosed in "Item 1A. Risk Factors" of our 2006 10-K.

FAILURE TO COMPLETE THE PROPOSED MERGER WITH ICC COULD NEGATIVELY AFFECT US.

On May 3, 2007, we entered into a merger agreement with ICC and its wholly owned subsidiary, Jets Acquisition Sub, Inc. The merger is subject to adoption of the merger agreement by our stockholders, approval by ICC's stockholders and other customary closing conditions. There is no assurance when or if the merger agreement will be adopted by our stockholders, and there is no assurance that the other conditions to the completion of the merger will be satisfied. In connection with the merger, we may be impacted by the following risks:

     - the inability to complete the merger due to the failure of our stockholders to adopt the merger agreement, the failure to obtain approval by ICC's stockholders, expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, or the failure to satisfy any other condition to completion of the merger;

     - the occurrence of any event, change or other circumstances that could give rise to a termination of the merger agreement;

     - the outcome of any legal proceedings that have been or may be instituted against us, members of our board of directors and others relating to the merger, including any settlement of such legal proceedings that may be subject to court approval;

     - termination of the merger agreement under certain circumstances would require us to pay ICC a termination fee of $2.5 million, which could impair our working capital, erode employee, customer and stockholder confidence and have a materially adverse effect on our business prospects;

     - a potential decline in the market price of our Class A common stock if the merger is not consummated;

     - Disruption of current plans and operations and the potential difficulties in attracting and retaining employees as a result of the merger; and

     - the amount of the costs, fees, expenses and charges we have and may incur related to the merger.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

During the three months ended March 31, 2007, the Company issued 30,665 shares of Class A common stock valued at approximately $135,000 in connection with matching contributions to its 401(k) plan. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended, because the issuance of the shares was not voluntary and contributory on the part of employees.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5: OTHER INFORMATION

None

ITEM 6: EXHIBITS

The following exhibits are filed as part of this report:

Exhibit 10.11.1 Amendment To Lease dated April 1, 2007 amending the Lease Agreement between EasyLink Services Corporation and Software House International, Inc. (successor to BT Piscataway, LLC) related to leased premises at the Company's headquarters located at 33 Knightsbridge Road, Piscataway, New Jersey.

Exhibit 31.1      Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive
                  Officer

Exhibit 31.2      Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial
                  Officer

Exhibit 32.1      Section 1350 Certification of the Chief Executive Officer

Exhibit 32.2      Section 1350 Certification of the Chief Financial Officer

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                                        EASYLINK SERVICES CORPORATION


                                        /s/ Michael A. Doyle
                                        ----------------------------------------
                                        Michael A. Doyle
                                        Vice President and Chief Financial
                                        Officer
                                        (Principal Financial Officer)

May 14, 2007