Form 10-Q
period 2007-06-30
EASYLINK SERVICES CORP
filed 2007-08-07
CIK 1081661

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 3O, 2007

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

    Common stock outstanding as of July 31, 2007: Class A common stock, $0.01 par value, 11,045,750 shares.

================================================================================

                          EASYLINK SERVICES CORPORATION
                                  JUNE 30, 2007

                                    FORM 10-Q

                                      INDEX

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
PART I:    FINANCIAL INFORMATION

Item 1:    Condensed Consolidated Financial Statements:
           Condensed Consolidated Balance Sheets as of June 30, 2007
           (unaudited) and December 31, 2006...........................      3
           Unaudited Condensed Consolidated Statements of Operations
           for the three months ended June 30, 2007 and 2006...........      4
           Unaudited Condensed Consolidated Statements of Operations
           for the six months ended June 30, 2007 and 2006.............      5
           Unaudited Condensed Consolidated Statements of Cash Flows
           for the six months ended June 30, 2007 and 2006.............      6
           Notes to Unaudited Interim Condensed Consolidated Financial
           Statements..................................................      7

Item 2:    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................     11

Item 3:    Quantitative and Qualitative Disclosures about Market Risk..     15

Item 4:    Controls and Procedures.....................................     15

PART II:   OTHER INFORMATION

Item 1:    Legal Proceedings...........................................     16

Item 1A:   Risk Factors................................................     16

Item 2:    Unregistered Sales of Equity Securities and Use of
           Proceeds....................................................     17

Item 3:    Defaults Upon Senior Securities.............................     17

Item 4:    Submission of Matters to a Vote of Security Holders.........     17

Item 5:    Other Information...........................................     17

Item 6:    Exhibits....................................................     17

Signatures.............................................................     18

                          EASYLINK SERVICES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                               JUN 30,      DEC 31,
                                                                                 2007         2006
                                                                             -----------   ---------
                                                                             (UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents ................................................    $   5,536    $   6,707
Accounts receivable, net of allowance for doubtful accounts
   of $1,008 and $1,605 as of June 30, 2007 and
   December 31, 2006, respectively .......................................       10,613       10,725
Prepaid expenses and other current assets ................................        2,803        2,511
                                                                              ---------    ---------
Total current assets .....................................................       18,952       19,943
Property and equipment, net...............................................        9,075        9,703
Goodwill, net ............................................................        6,213        6,213
Other intangible assets, net .............................................        4,917        5,069
Other assets..............................................................          192          305
                                                                              ---------    ---------
Total assets..............................................................    $  39,349    $  41,233
                                                                              =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable .........................................................    $   5,586    $   5,810
Accrued expenses .........................................................       10,542       10,299
Loans and notes payable ..................................................        1,913        4,413
Other current liabilities ................................................          957        1,363
                                                                              ---------    ---------
Total current liabilities ................................................       18,998       21,885

Other long term liabilities...............................................          805        1,186
                                                                              ---------    ---------
Total liabilities ........................................................       19,803       23,071
                                                                              ---------    ---------
Stockholders' equity:
Common stock:
Class A--500,000,000 shares authorized at June 30, 2007 and
   December 31, 2006, 11,033,848 and 10,967,648 shares issued
   and outstanding at June 30, 2007 and December 31, 2006, respectively ..          110          110
Additional paid-in capital ...............................................      561,118      560,690
Accumulated other comprehensive loss......................................         (830)        (833)
Accumulated deficit.......................................................     (540,852)    (541,805)
                                                                              ---------    ---------
Total stockholders' equity ...............................................       19,546       18,162
                                                                              ---------    ---------
Commitments and contingencies
Total liabilities and stockholders' equity................................    $  39,349    $  41,233
                                                                              =========    =========

See accompanying notes to unaudited condensed consolidated financial statements.

                          EASYLINK SERVICES CORPORATION
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                     THREE MONTHS ENDED JUNE 30,
                                                     ---------------------------
                                                          2007          2006
                                                      -----------   -----------
Revenues .........................................    $    19,091   $    18,852
Cost of revenues .................................          6,905         7,895
                                                      -----------   -----------
Gross profit .....................................         12,186        10,957
                                                      -----------   -----------
Operating expenses:
Sales and marketing ..............................          3,560         4,504
General and administrative .......................          5,616         4,665
Product development ..............................          1,842         1,736
                                                      -----------   -----------
                                                           11,018        10,905
                                                      -----------   -----------
Income from operations ...........................          1,168            52
                                                      -----------   -----------
Other income (expense), net:
Interest income ..................................             85            62
Interest expense .................................           (169)         (239)
Other, net .......................................             17           112
                                                      -----------   -----------
Total other income (expense), net ................            (67)          (65)
                                                      -----------   -----------
Income (loss) before income taxes ................          1,101           (13)
Provision for income taxes .......................            336            76
                                                      -----------   -----------
Net income (loss) ................................    $       765   $       (89)
                                                      ===========   ===========
Basic and diluted net income (loss) per share ....    $      0.07   $     (0.01)
                                                      ===========   ===========

Basic weighted-average shares outstanding ........     11,013,596    10,488,886
                                                      ===========   ===========
Diluted weighted-average shares outstanding ......     11,116,013    10,488,886
                                                      ===========   ===========

See accompanying notes to unaudited condensed consolidated financial statements.

                          EASYLINK SERVICES CORPORATION
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                      SIX MONTHS ENDED JUNE 30,
                                                      -------------------------
                                                           2007         2006
                                                       -----------   ----------
Revenues ..........................................    $    37,850   $   37,313
Cost of revenues ..................................         13,806       15,358
                                                       -----------   ----------
Gross profit ......................................         24,044       21,955
                                                       -----------   ----------
Operating expenses:
Sales and marketing ...............................          7,200        9,059
General and administrative ........................         11,288        9,794
Product development ...............................          3,623        3,482
                                                       -----------   ----------
                                                            22,111       22,335
                                                       -----------   ----------
Income (loss) from operations .....................          1,933         (380)
                                                       -----------   ----------
Other income (expense), net:
Interest income ...................................            131          109
Interest expense ..................................           (347)        (643)
Other, net ........................................             60          177
                                                       -----------   ----------
Total other income (expense), net .................           (156)        (357)
                                                       -----------   ----------
Income (loss) before income taxes .................          1,777         (737)
Provision (credit) for income taxes ...............            716         (273)
                                                       -----------   ----------
Net income (loss) .................................    $     1,061   $     (464)
                                                       ===========   ==========
Basic and diluted net income (loss) per share .....    $      0.10   $    (0.05)
                                                       ===========   ==========
Basic weighted-average shares outstanding .........     10,998,817    9,778,835
                                                       ===========   ==========
Diluted weighted-average shares outstanding .......     11,073,306    9,778,835
                                                       ===========   ==========

See accompanying notes to unaudited condensed consolidated financial statements.

                          EASYLINK SERVICES CORPORATION
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                SIX MONTHS ENDED
                                                                                    JUNE 30,
                                                                               ------------------
                                                                                 2007       2006
                                                                               --------   -------
Cash flows from operating activities:
Net income (loss) ..........................................................   $  1,061   $  (464)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
   Depreciation ............................................................      1,404     1,421
   Amortization ............................................................        153       485
   Issuance of shares as matching contributions to employee benefit plans ..        234       218
   Provision (credit) for doubtful accounts.................................       (319)       33
   Other ...................................................................        264        57
Changes in operating assets and liabilities:
   Accounts receivable, net ................................................        431      (650)
   Prepaid expenses and other assets .......................................       (316)       86
   Accounts payable, accrued expenses and other liabilities ................       (854)     (543)
                                                                               --------   -------
Net cash provided by operating activities ..................................      2,058       643
                                                                               --------   -------
Cash flows from investing activities:
Purchases of property and equipment ........................................       (755)     (812)
                                                                               --------   -------
Net cash used in investing activities ......................................       (755)     (812)
                                                                               --------   -------
Cash flows from financing activities:
Proceeds of bank loan advances .............................................     19,685        --
Payments of bank loan advances .............................................    (22,185)     (950)
Principal payments of notes payable ........................................         --    (4,200)
Proceeds from issuance of stock ............................................         69     5,405
Other ......................................................................        (15)      (25)
                                                                               --------   -------
Net cash provided by (used in) financing activities ........................     (2,446)      230
                                                                               --------   -------
Effect of foreign exchange rate changes on cash and cash equivalents .......        (28)      (78)
                                                                               --------   -------
Net decrease in cash and cash equivalents ..................................     (1,171)      (17)
Cash and cash equivalents at beginning of the period .......................      6,707     6,282
                                                                               --------   -------
Cash and cash equivalents at end of the period .............................   $  5,536   $ 6,265
                                                                               ========   =======
Supplemental disclosure of cash flow information:
Cash paid for interest .....................................................   $    193   $   633
Cash paid for taxes ........................................................   $     24   $    47

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

On May 3, 2007, the Company entered into a definitive agreement with Internet Commerce Corporation ("ICC") for ICC to acquire the Company. Under the terms of the merger agreement, ICC will pay $5.80 per share in cash for all of the Company's outstanding Class A common stock. The merger is expected to be completed in the third quarter of 2007, subject to customary closing conditions as well as stockholder approval from both companies. In the three and six month periods ended June 30, 2007, costs of approximately $0.7 million and $1.4 million, respectively, were incurred by the Company related to the ICC merger agreement and the review of strategic alternatives undertaken prior thereto.

(b)  Liquidity

For the year ended December 31, 2005, the report from the Company's independent registered public accountants contained an explanatory paragraph stating that the Company had a working capital deficiency and an accumulated deficit among other factors that raised substantial doubt about its ability to continue as a going concern. During 2006 the Company completed an equity financing for $5.4 million and entered into a new $6.0 million credit facility with CAPCO Financial Company, a division of Greater Bay Bank, N.A. ("CAPCO") that is subject to a maximum of 80% of certain accounts receivable of the Company but with no financial covenants. These financial developments along with the continuing implementation of cost reduction measures instituted by management have strengthened the Company's liquidity and financial position. For the six months ended June 30, 2007 revenues increased in comparison to revenues for both the same period in 2006 and for the most recent prior quarter. Net income was $1.1 million for the six months ended June 30, 2007 in comparison to a net loss of $(464,000) for the same period in 2006. Debt balances were reduced to $1.9 million at June 30, 2007 from $4.4 million at December 31, 2006 and from $10.6 million at December 31, 2005 resulting in lower interest costs. In addition, the Company's working capital deficit decreased to $46,000 at June 30, 2007 from $1.9 million as of December 31, 2006 and from $9.5 million at December 31, 2005. For the year ended December 31, 2006, the audit report from the Company's independent registered public accountants did not contain a going concern explanatory paragraph.

(c)  Unaudited Interim Condensed Consolidated Financial Information

The accompanying interim condensed consolidated financial statements as of June 30, 2007 and for the three and six month periods ended June 30, 2007 and 2006 have been prepared by the Company and are unaudited. In the opinion of management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company as of June 30, 2007 and the consolidated results of operations and consolidated cash flows for the three and six month periods ended June 30, 2007 and 2006. The results of operations for any interim period are not necessarily indicative of the results of operations for any other future interim period or for a full fiscal year. The condensed consolidated balance sheet at December 31, 2006 has been derived from audited consolidated financial statements at that date.

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

The allowance for doubtful accounts is based upon the Company's assessment of the collectibility of customer accounts receivable. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of accounts receivable balances and current economic conditions that may affect a customer's ability to pay. Based upon the continuing favorable trend in actual bad debts incurred and past due receivable balances, the Company modified its method of estimating future bad debts and reversed approximately $0.3 million of its previously recorded allowance for doubtful accounts in the six month period ended June 30, 2007.

(g)  Financial Instruments and Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents, accounts receivable and notes payable. At June 30, 2007 and December 31, 2006, the fair value of cash and cash equivalents and accounts receivable approximated their financial statement carrying amount because of the short-term maturity of these instruments. Loans and notes payable are subject to interest rate fluctuations based on movements in the prime rate. Accordingly, the recorded values of loans and notes payable approximate their fair values as interest approximates market rates.

The Company holds cash and cash equivalents at several major financial institutions in amounts which often exceed FDIC insured limits. The Company also has $2.6 million in foreign bank accounts as of June 30, 2007 that are not insured. The Company has not experienced any losses due to such concentration of credit risk.

Credit is extended to customers based on the evaluation of their financial condition and collateral is not required. The Company performs ongoing credit assessments of its customers and maintains an allowance for doubtful accounts. No single customer exceeded 10% of total revenues for the three and six month periods ended June 30, 2007 and 2006 and no accounts receivable from a single customer exceeded 10% of total accounts receivable as of June 30, 2007 and December 31, 2006. Revenues from the Company's five largest customers amounted to $2.8 million and $5.7 million for the three and six month periods ended June 30, 2007 and $2.4 million and $4.8 million for the three and six month periods ended June 30, 2006, respectively.

(h)  Stock-Based Compensation Plans

In the first quarter of 2006, the Company adopted the provisions of, and accounts for stock-based compensation, in accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No.123-revised 2004, "Share-Based Payment" (SFAS 123R). Under the fair-value recognition provisions of SFAS 123R, stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense on a straight line basis over the requisite service period, which is the vesting period. Compensation expense related to stock options and restricted stock awards for the three months ended June 30, 2007 and 2006 amounted to $62,000 and $42,000, respectively. Compensation expense related to stock options and restricted stock awards for the six months ended June 30, 2007 and 2006 amounted to $125,000 and $72,000, respectively. No stock option or restricted stock awards were made in the three or six month periods ended June 30, 2007.

(i)  Basic and diluted net income per share

Basic net income (loss) per share is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net income per share for the three and six month periods ended June 30, 2007 are calculated, including the dilutive effect of stock options, using the treasury stock method. No adjustment to the weighted average shares outstanding is reflected in the calculation for the three and six month periods ended June 30, 2006 as all common stock equivalents are dilutive.

The following table reconciles basic and diluted weighted average shares for the three and six month periods ended June 30, 2007:

                                              Three months   Six months
                                               then ended    then ended
                                              ------------   ----------
Basic weighted average shares outstanding      11,013,596    10,998,817
Dilutive effect of stock options                  102,417        74,489
                                               ----------    ----------
Diluted weighted average shares outstanding    11,116,013    11,073,306

(j)  Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 requires fair value measurements to be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting SFAS No. 157 on its future results of operations and financial condition on January 1, 2008.

(2)  LOANS AND NOTES PAYABLE

Loans and notes payable as of June 30, 2007 and December 31, 2006 represent outstanding advances under a $6.0 million credit facility with CAPCO Financial Company, a division of Greater Bay Bank N.A. ("CAPCO"), entered into in July 2006. The facility provides for advances, subject to a maximum of 80% of certain accounts receivable of the Company, that bear interest at the rate of 2% over the prime rate of Greater Bay Bank. The facility has an initial term of 24 months, but can be terminated by CAPCO after 12 months upon 90 days prior written notice if the Company should fail to meet CAPCO's then existing underwriting credit criteria. All assets of the Company in the United States are pledged as collateral to CAPCO but there are no financial covenants under the facility. As of June 30, 2007 the interest rate on the outstanding advances was 10.25% and $2.6 million was available under the facility for additional advances.

On July 20, 2007 the Company entered into an amendment of the CAPCO agreement that extended the term of the facility through September 22, 2007 without a credit review for a reduced line of $5.0 million.

(3)  INCOME TAXES

The Company has recorded its provision (credit) for income taxes in the three and six month periods ended June 30, 2007 based on the anticipated effective tax rate for the year. For the three and six month periods ended June 30, 2006 the Company recorded its provision (credit) using the actual effective tax rate. The Company had determined that this method yielded a more reliable estimated tax provision (credit) due to the inclusion of a full valuation allowance on the Company's net deferred tax assets in that period. Accordingly, the Company was not in a position to project an annual effective tax rate for the year ended December 31, 2006. The effective rates for 2007 and 2006 vary from the standard tax rates primarily due to the recording of a full valuation allowance against the Company's available Federal, state and certain foreign net operating losses.

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

(4)  STOCKHOLDERS' EQUITY

COMMON STOCK

During the six months ended June 30, 2007, the Company issued 48,699 shares of Class A common stock valued at approximately $234,000 in connection with matching contributions to its 401K plan. In addition, the Company issued 17,500 shares of Class A common stock for approximately $69,000 upon the exercise of stock options by employees.

COMPREHENSIVE LOSS

Comprehensive income (loss) for the three and six month periods ended June 30, 2007 and 2006 was as follows:

($ in thousands)

                                   Three months      Six months
                                  ended June 30,   ended June 30,
                                  --------------   --------------
                                    2007   2006     2007     2006
                                   -----   ----    ------   -----
Net income (loss) .............    $ 765   $(89)   $1,061   $(464)
Foreign currency translation ..      (47)    84         3     (60)
                                   -----   ----    ------   -----
Comprehensive income (loss) ...    $ 718   $ (5)   $1,064   $(524)
                                   =====   ====    ======   =====

(5)  COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

On February 8, 2007, the Company settled the litigation entitled Dynamic Depth, Inc. v. EasyLink Services Corporation, in which Dynamic Depth, Inc. claimed infringement by the Company of a patent related to automatic OCR-based routing. The terms of the settlement are confidential but did not have a material effect on the financial statements of the Company for the six months ended June 30, 2007. As a result of the settlement, Dynamic Depth, Inc. agreed that it would take no further legal action nor bring any future charge of infringement of the related patent against the Company.

(6)  SUBSEQUENT EVENT

On July 20, 2007 the Company entered into an amendment of the CAPCO agreement that extended the term of the facility through September 22, 2007 without a credit review for a reduced line of $5.0 million.

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

On May 3, 2007 we announced that we had entered into a definitive merger agreement with ICC for ICC to acquire us. Under the terms of the merger agreement, ICC will pay $5.80 per share in cash for all of our outstanding Class A common stock. The merger is expected to be completed in the third quarter of 2007, subject to customary closing conditions as well as stockholder approval from both companies.

OPERATING RESULTS

For the six months ended June 30, 2007, we reported income from operations and net income of $1.9 million and $1.1 million, respectively, in comparison to a loss from operations and a net loss of $0.4 million and $0.5 million, respectively, for the same period in 2006. In addition, our revenues increased by $0.5 million in the six months ended June 30, 2007 as compared to the same period in 2006. The increase in revenues occurred in both the first and second quarters of 2007 and was the first time we have reported such a year-over-year period growth for our continuing operations since the first quarter of 2002.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2006

REVENUES

For the quarter ended June 30, 2007 total revenues were $19.1 million in comparison to $18.9 million for the same period in 2006. As detailed in the schedule below, the increase in revenue is attributable to a $1.9 million increase in our Transaction Management Services revenues, representing 39% growth, offset by lower revenues in our EDI and Other Transaction Delivery Services amounting to a total of $1.7 million or 12% decline.

                                                                 CHANGE
                                                             -------------
                                           2007      2006       $       %
                                         -------   -------   -------   ---
Transaction Management Services ......   $ 6,804   $ 4,912   $ 1,892    39%
Transaction Delivery Services EDI ....     4,276     4,712      (436)   (9)%
Transaction Delivery Services Other ..     8,011     9,228    (1,217)  (13)%
                                         -------   -------   -------   ---
                                         $19,091   $18,852   $   239     1%

The growth in Transaction Management Services is attributable to Integrated Desktop Messaging ("IDM") revenues from both new customers and from the expansion of existing customer business along with accelerated growth in our enhanced production messaging service, PM2.0. Also contributing to the growth is an increase of $215,000 in our Small Office/Home Office IDM Service, marketed as RapidFAX.

Transaction Delivery Services have been continually impacted by pricing pressures in the business communications market and by technological factors that replace or reduce the deployment of such services by our customers. These factors have led to lower volumes, negotiated individual customer price reductions at the time of service contract renewals and the loss of certain customers. Although we have focused efforts on stabilizing this revenue stream, we believe the trend will continue throughout 2007. We will seek to expand our newer Transaction Management Services and to upgrade customers who are using our basic production messaging services to our enhanced production messaging service, EasyLink Production Messaging PM2.0 Service, to offset the declines.

COST OF REVENUES

Cost of revenues for the three months ended June 30, 2007 decreased to $6.9 million from $7.9 million in the same period of 2006 and, as a percentage of revenues, these costs decreased to 36% in 2007 as compared to 42% in 2006. The lower cost and lower percentage of revenues resulted largely from cost savings realized from the migration and consolidation of certain installations of our operations network that carry approximately 50% of our revenues to our new data center at our headquarters location and the reversal of certain telecom expense accruals amounting to $150,000 for our United Kingdom operation. Cost of revenues is expected to remain at approximately the same level as that of the current quarter for the balance of 2007.

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

SALES AND MARKETING EXPENSES

Sales and marketing expenses decreased to $3.6 million in the three months ended June 30, 2007 from $4.5 million in the same period of 2006. The lower costs reflect cost reduction measures, including headcount reductions and lower marketing spending, initiated in the latter part of 2006. We expect these expenses to continue at the current level throughout 2007.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $5.6 million in the three months ended June 30, 2007 as compared to $4.7 million in the same period of 2006. The higher cost is largely attributable to approximately $0.7 million for investment banker and legal fees associated with the pending merger with ICC. We expect general and administrative expenses to decrease in subsequent periods as the amount of additional investment banker and legal fees to be incurred will be substantially less than that of the current period. General and administrative expenses include all costs for our executive, finance and accounting, customer billing and support, human resources and other headquarters office functions. Bad debt expenses, legal and accounting fees, insurance and office rent are other significant costs included in this category.

PRODUCT DEVELOPMENT EXPENSES

Product development costs, which consist primarily of personnel and consultants' time and expense to research, conceptualize and test product launches and enhancements to our products, were $1.8 million and $1.7 million for the three months ended June 30, 2007 and 2006, respectively. We anticipate that spending for product development will be comparable to these levels throughout 2007 as a result of our continuing efforts to expand the development of our new Transaction Management Services.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO THE SIX

MONTHS ENDED JUNE 30, 2006

REVENUES

For the six months ended June 30, 2007 total revenues were $37.9 million in comparison to $37.3 million for the same period in 2006. As detailed in the schedule below the increase in revenue is attributable to a $3.6 million increase in our Transaction Management Services revenues, representing 38% growth, offset by lower revenues in our EDI and Other Transaction Delivery Services amounting to a total of $3.1 million or 11% decline.

                                                                 CHANGE
                                                             -------------
                                           2007      2006       $       %
                                         -------   -------   -------   ---
Transaction Management Services ......   $13,151   $ 9,514   $ 3,637    38%
Transaction Delivery Services EDI ....     8,609     9,426      (817)   (9)%
Transaction Delivery Services Other ..    16,090    18,373    (2,283)  (12)%
                                         -------   -------   -------   ---
                                         $37,850   $37,313   $   537     1%

The growth in Transaction Management Services is attributable to Integrated Desktop Messaging ("IDM") revenues from both new customers and from the expansion of existing customer business along with accelerated growth in our enhanced production messaging service, PM2.0. Also contributing to the growth is an increase of $433,000 in our Small Office/Home Office IDM Service, marketed as RapidFAX.

Transaction Delivery Services have been continually impacted by pricing pressures in the business communications market and by technological factors that replace or reduce the deployment of such services by our customers. These factors have led to lower volumes, negotiated individual customer price reductions at the time of service contract renewals and the loss of certain customers. Although we have focused efforts on stabilizing this revenue stream, we believe the trend will continue throughout 2007. We will seek to expand our newer Transaction Management Services and to upgrade customers who are using our basic production messaging services to our enhanced production messaging service, EasyLink Production Messaging PM2.0 Service, to offset the declines.

COST OF REVENUES

Cost of revenues for the six months ended June 30, 2007 decreased to $13.8 million from $15.4 million in the same period of 2006 and, as a percentage of revenues, these costs decreased to 36% in 2007 as compared to 41% in 2006. The lower cost and lower percentage of revenues resulted largely from cost savings realized from the migration and consolidation of certain installations of our operations network that carry approximately 50% of our revenues to our new data center at our headquarters location and the reversal of certain telecom expense accruals amounting to $150,000 for our United Kingdom operation.

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

SALES AND MARKETING EXPENSES

Sales and marketing expenses decreased to $7.2 million in the six months ended June 30, 2007 from $9.1 million in the same period of 2006. The lower costs reflect cost reduction measures, including headcount reductions and lower marketing spending, initiated in the latter part of 2006.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $11.3 million in the six months ended June 30, 2007 as compared to $9.8 million in the same period of 2006. The higher cost includes approximately $1.5 million for investment banker and legal fees associated with our review of strategic alternatives for our business and the pending merger with ICC. These additional costs were offset by, among other changes, the reversal of approximately $0.3 million in bad debt allowances based upon the continuing favorable trend in actual bad debts incurred and past due receivable balances. These expenses include all costs for our executive, finance and accounting, customer billing and support, human resources and other headquarters office functions. Bad debt expenses, legal and accounting fees, insurance and office rent are other significant costs included in this category.

PRODUCT DEVELOPMENT EXPENSES

Product development costs, which consist primarily of personnel and consultants' time and expense to research, conceptualize and test product launches and enhancements to our products, were $3.6 million and $3.5 million for the six months ended June 30, 2007 and 2006, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The current period's net income results have contributed to the continuing improvement in our liquidity and financial position. Although our cash and cash equivalent balances decreased by $1.2 million during the six months ended June 30, 2007, our working capital position improved by approximately $1.9 million as our working capital deficit decreased to $46,000 from $1.9 million at December 31, 2006. We further reduced our outstanding debt balance to $1.9 million to reduce interest costs. Other cost reduction measures implemented in 2006 resulted in lower operating expenses in the six months ended June 30, 2007 although they were partially offset by payments of costs related to our strategic review and subsequent merger agreement with ICC. During the current period cash from operations amounted to $2.1 million and we spent $0.8 million on capital expenditures and $2.5 million to reduce our outstanding loan balance.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from fluctuations in interest rates, foreign exchange rates and credit risk. We maintain continuing operations in Europe (mostly in the United Kingdom) and, to a lesser extent, in Singapore, Malaysia, India and Brazil. Fluctuations in exchange rates may have an adverse effect on our results of operations and could also result in exchange losses. The impact of future rate fluctuations cannot be predicted adequately. To date, we have not sought to hedge the risks associated with fluctuations in exchange rates.

Market Risk - Our accounts receivable are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. As a result, we do not anticipate any material losses in excess of the allowance for doubtful accounts.

Interest Rate Risk - Interest rate risk refers to fluctuations in the value of a security resulting from changes in the general level of interest rates. Investments that are classified as cash and cash equivalents have original maturities of three months or less. Changes in the market's interest rates do not affect the value of these investments. Our CAPCO credit facility is a variable interest rate agreement that creates an interest rate risk on all outstanding advances. The impact of this risk assuming the current debt balance remains outstanding and assuming a hypothetical shift of 1% in interest rates would be an increase or decrease, as applicable, in annual interest costs of $19,000. We have considered the use of interest rate swaps and similar transactions to minimize this risk but have not entered into any such arrangements to date. We intend to continue to evaluate this risk and the cost and possible implementation of such arrangements in the future.

ITEM 4 CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange

Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, include controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and is accumulated and communicated to management, including our principal chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.

As required by Securities and Exchange Commission rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that, as of June 30, 2007, our disclosure controls and procedures were effective.

PART II OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

          None

ITEM 1A: RISK FACTORS

This Item 1A should be read in conjunction with "Item 1A. Risk Factors" in our 2006 10-K and in our Form 10-Q for the quarter ended March 31, 2007. Other than with respect to the risk factors below, there have been no material changes from the risk factors disclosed in "Item 1A. Risk Factors" of our 2006 10-K and our Form 10-Q for the quarter ended March 31, 2007.

FAILURE TO COMPLETE THE PROPOSED MERGER WITH ICC COULD NEGATIVELY AFFECT US.

On May 3, 2007, we entered into a merger agreement with ICC and its wholly owned subsidiary, Jets Acquisition Sub, Inc. The merger is subject to adoption of the merger agreement by our stockholders, approval by ICC's stockholders and other customary closing conditions. There is no assurance when or if the merger agreement will be adopted by our stockholders, and there is no assurance that the other conditions to the completion of the merger will be satisfied. In connection with the merger, we may be impacted by the following risks:

     - the inability to complete the merger due to the failure of our stockholders to adopt the merger agreement, the failure to obtain approval by ICC's stockholders or the failure to satisfy any other condition to completion of the merger;

     - the occurrence of any event, change or other circumstances that could give rise to a termination of the merger agreement;

     - the outcome of any legal proceedings that have been or may be instituted against us, members of our board of directors and others relating to the merger, including any settlement of these legal proceedings that may be subject to court approval;

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

During the three months ended June 30, 2007, we issued 18,034 shares of Class A common stock valued at approximately $99,000 in connection with matching contributions to our 401(k) plan. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended, because the issuance of the shares was not voluntary and contributory on the part of employees.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5: OTHER INFORMATION

None

ITEM 6: EXHIBITS

The following exhibits are filed as part of this report:

Exhibit 10.1 Amendment # 1, effective July 20, 2007, to Contract of Sale/Security Agreement between EasyLink Services Corporation, EasyLink Services USA, Inc. and Greater Bay Business Funding (formerly CAPCO Financial Company), a division of Greater Bay Bank, N.A.

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

August 7, 2007